Form 10-Q
period 2019-03-31
Greenlane Holdings, Inc.
filed 2019-05-09
CIK 1743745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

001-38875

(Commission file number)

Greenlane Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-0806637
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1095 Broken Sound Parkway, Suite 300
Boca Raton, FL	33487
(Address of principal executive offices)	(Zip Code)

(877) 292-7660

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of ’‘large accelerated filer,’’ ’‘accelerated filer,’’ ’’smaller reporting company,’’ and ’‘emerging growth company’’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐    No     ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value per share	GNLN	Nasdaq Global Market

As of May 9, 2019, Greenlane Holdings, Inc. had 9,997,776 shares of Class A common stock outstanding, 5,988,485 shares of Class B common stock outstanding and 77,791,218 shares of Class C common stock outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	1
GREENLANE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2019 AND DECEMBER 31, 2018 (UNAUDITED)	1
NOTES TO CONSOLIDATED BALANCE SHEETS (UNAUDITED)	2
GREENLANE HOLDINGS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2019 AND DECEMBER 31, 2018 (UNAUDITED)	7
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED)	8
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED)	9
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CLASS B UNITS AND MEMBERS’ DEFICIT FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED)	10
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED)	11
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	12
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	31
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	47
ITEM 4. CONTROLS AND PROCEDURES	48
PART II. OTHER INFORMATION	48
ITEM 1. LEGAL PROCEEDINGS	48
ITEM 1A. RISK FACTORS	48
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	49
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	49
ITEM 4. MINE SAFETY DISCLOSURES	49
ITEM 5. OTHER INFORMATION	49
ITEM 6. EXHIBITS	49

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENLANE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018

TOTAL ASSETS	$2	$2

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock $0.01 par value per share, 1,000 shares authorized; 200 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	$2	$2

Total stockholders’ equity	$2	$2

The accompanying notes are an integral part of these unaudited consolidated balance sheets.

GREENLANE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Note 1. Organization

Organization

Greenlane Holdings, Inc. (“Greenlane” and, collectively with the Operating Company (as defined below) and its subsidiaries, the “Company”) was formed as a Delaware corporation on May 2, 2018. Greenlane is a holding company that was formed for the purpose of completing an underwritten initial public offering (“IPO”) of shares of its Class A common stock and other related Transactions (as defined below) in order to carry on the business of Greenlane Holdings, LLC (the “Operating Company”), the predecessor of Greenlane for financial reporting purposes. As the sole manager of the Operating Company, Greenlane operates and controls all of the business and affairs of the Operating Company, and through the Operating Company and its subsidiaries, conducts its business.

See “Note 4 — Subsequent Events” below for the description of the IPO and the Transactions completed in April 2019.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated balance sheets are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Separate statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows have not been presented as Greenlane did not engage in any business activities prior to the IPO except for the issuance of 200 shares of common stock in connection with the initial capitalization of Greenlane as described in “Note 3 – Stockholders’ Equity.”

Note 3. Stockholders’ Equity

As of March 31, 2019 and December 31, 2018, Greenlane was authorized to issue 1,000 shares of common stock, par value $0.01 per share (the “Original Common Stock”), and had 200 shares issued and outstanding.

On April 17, 2019, in connection with the IPO and the Transactions, Greenlane amended and restated its certificate of incorporation. After giving effect to the amendment and restatement of Greenlane’s certificate of incorporation, the total number of shares of all classes of stock that Greenlane is authorized to issue is two hundred forty-five million (245,000,000), consisting of (i) one hundred twenty-five million (125,000,000) shares of Class A common stock, par value $0.01 per share (the “Class A common stock”); (ii) ten million (10,000,000) shares of Class B common stock, par value $0.0001 per share (the “Class B common stock”); and (iii) one hundred million (100,000,000) shares of Class C common stock, par value $0.0001 per share (the “Class C common stock”, and together with the Class A common stock and the Class B common stock, the “Common Stock”); and (iv) ten million (10,000,000) shares of preferred stock, par value $0.0001 per share. Pursuant to the amended and restated certificate of incorporation, the two hundred (200) shares of Original Common Stock of Greenlane issued and outstanding prior to the effective time were cancelled without further action by, or consideration to, the holders thereof.

Shares of Class A common stock have both voting interests and economic interests (i.e., the right to receive distributions or dividends, whether cash or stock, and proceeds upon dissolution, winding up or liquidation), while shares of Class B common stock and Class C common stock have voting interests but no economic interests. Each share of Class A common stock, Class B common stock and Class C common stock entitles the record holder thereof to one vote on all matters on which stockholders generally are entitled to vote, and except as otherwise required in the amended and restated certificate of incorporation, the holders of Common Stock will vote together as a single class on all matters (or, if any holders of preferred stock of Greenlane are entitled to vote together with the holders of Common Stock, as a single class with such holders of preferred stock).

Note 4. Subsequent Events

Subsequent events through May 9, 2019, the date on which the consolidated balance sheets were available to be issued, were evaluated by Greenlane to determine the need, if any, for recognition or disclosure in its consolidated balance sheets.

Initial Public Offering and Organizational Transactions

On April 23, 2019, Greenlane completed its IPO of 6,000,000 shares of Class A common stock, which was comprised of 5,250,000 shares of Class A common stock sold by Greenlane and 750,000 shares sold by certain selling stockholders (comprised of Aaron LoCascio, Greenlane’s Chief Executive Officer, Adam Schoenfeld, Greenlane’s Chief Strategy Officer, and an affiliated entity of Messrs. LoCascio and Schoenfeld), in each case at a public offering price of $17.00 per share. In addition, on April 23, 2019, Greenlane issued 3,547,776 shares of Class A common stock to the holders of convertible notes upon conversion of such convertible notes at a settlement price equal to 80% of the IPO price. On April 29, 2019, the underwriters purchased an additional 450,000 shares of Class A common stock from the selling stockholders pursuant to the partial exercise of their option to purchase additional shares in the IPO. Greenlane did not receive any proceeds from the sale of Class A common stock by the selling stockholders. The sale of shares of Class A common stock by Greenlane generated aggregate net proceeds to Greenlane, after deducting the underwriting discounts and commissions and offering expenses payable by the Operating Company, of approximately $80.4 million. Greenlane contributed all of the net proceeds to the Operating Company in exchange for a number of common membership interests in the Operating Company (“Common Units”) equal to the number of shares of Class A common stock sold by Greenlane in the IPO at a price per Common Unit equal to the IPO price per share of Class A common stock. After giving effect to the IPO and the related Transactions, Greenlane owned approximately 23.9% of the Operating Company’s outstanding Common Units.

As a result of the IPO and the Transactions, Greenlane became the sole manager of the Operating Company and its principal asset is Common Units of the Operating Company. As the sole manager of the Operating Company, Greenlane operates and controls all of the business and affairs of the Operating Company, and through the Operating Company and its subsidiaries, conducts its business. Although Greenlane has a minority economic interest in the Operating Company, Greenlane has the sole voting interest in, and controls the management of, the Operating Company, and will have the obligation to absorb losses of, and receive benefits from, the Operating Company, that could be significant. Greenlane has determined that, as a result of the Transactions, the Operating Company is a variable interest entity (“VIE”) and that Greenlane will be the primary beneficiary of the Operating Company. Accordingly, pursuant to the VIE accounting model, beginning in the fiscal quarter ending June 30, 2019, Greenlane will consolidate the Operating Company in its consolidated financial statements and will report a non-controlling interest related to the Common Units held by the members of the Operating Company (other than the Common Units held by Greenlane) on its consolidated financial statements. Greenlane Holdings, Inc. has a board of directors and executive officers, but has no employees. All of the Company’s assets are held by, and all of its operations are conducted through, the Operating Company. All of the Company’s employees are employed by the Operating Company.

In connection with the closing of the IPO, Greenlane and the Operating Company consummated the following organizational transactions (collectively, the “Transactions”):

●	The Operating Company adopted and approved the Third Amended and Restated Operating Agreement of the Operating Company (the “Operating Agreement”), which converted each member’s existing membership interests in the Operating Company into Common Units, including unvested membership interests and profits interests into unvested Common Units, and appointed Greenlane as the sole manager of the Operating Company;

●	Greenlane amended and restated its certificate of incorporation to, among other things, provide for Class A common stock, Class B common stock and Class C common stock;

●	Greenlane issued one share of Class B common stock to its non-founder members for each Common Unit they owned, for nominal consideration, and issued three shares of Class C common stock to its founder members for each Common Unit they owned, for nominal consideration;

●	Greenlane issued and sold 3,547,776 shares of Class A common stock to the holders of the convertible notes at a settlement price equal to 80% of the IPO price;

●	Greenlane issued and sold 1,200,000 shares of its Class A common stock to its members upon exchange of an equal number of Common Units, which shares were sold by the members as selling stockholders in the IPO, including 450,000 shares issued pursuant to the partial exercise of the underwriter’s option to purchase additional shares;

●	Greenlane issued and sold 5,250,000 shares of its Class A common stock to the purchasers in the IPO, and used all of the net proceeds received from the IPO to acquire Common Units from the Operating Company at a purchase price per Common Unit equal to the IPO price per share of Class A common stock, less underwriting discounts and commissions, which Common Units, when added to the Common Units received from the selling stockholders, collectively represented approximately 15.4% of the Operating Company’s outstanding Common Units after the IPO;

●	The members of the Operating Company continue to own their Common Units not exchanged for the shares of Class A common stock sold by them as selling stockholders in the IPO;

●	Greenlane entered into (i) a Tax Receivable Agreement (the “Tax Receivable Agreement”) with the Operating Company and the Operating Company’s members and (ii) a Registration Rights Agreement (the “Registration Rights Agreement”) with the Operating Company’s members who, assuming that all of the Common Units of such members are redeemed or exchanged for newly-issued shares of Class A common stock on a one-to-one basis, will own an aggregate of 31,918,891 shares of Class A common stock, representing approximately 89.4% of the combined voting power of all of Greenlane’s Common Stock. Although the actual timing and amount of any payments that Greenlane will make to the Operating Company’s members under the Tax Receivable Agreement will vary, Greenlane expects those payments to be significant.

Common Units are redeemable, subject to contractual restrictions, at the election of such members for newly-issued shares of Class A common stock on a one-to-one basis (and their shares of Class B common stock or Class C common stock, as the case may be, will be cancelled on a one-to-one basis in the case of Class B common stock or three-to-one basis in the case of Class C common stock upon any such issuance). Greenlane has the option to instead make a cash payment equal to a volume weighted average market price of one share of Class A common stock for each Common Unit redeemed (subject to customary adjustments, including for stock splits, stock dividends and reclassifications) in accordance with the terms of the Operating Agreement. Greenlane’s decision to make a cash payment upon a member’s election will be made by its independent directors (within the meaning of the Nasdaq Marketplace Rules) who are disinterested in such proposed redemption.

The Company’s corporate structure following the IPO, as described above, is commonly referred to as an “Up-C” structure, which is often used by partnerships and limited liability companies when they undertake an initial public offering of their business. The Up-C structure allows the members of the Operating Company to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership, or “pass-through” entity, for income tax purposes following the IPO. One of these benefits is that future taxable income of the Operating Company that is allocated to its members will be taxed on a flow-through basis and therefore will not be subject to corporate taxes at the entity level. Additionally, because the members may redeem their Common Units for shares of Greenlane’s Class A common stock or, at Greenlane’s option, for cash, the Up-C structure also provides the members with potential liquidity that holders of non-publicly traded limited liability companies are not typically afforded.

Greenlane will receive the same benefits as its members because of its ownership of Common Units in an entity treated as a partnership, or “pass-through” entity, for income tax purposes. As Greenlane redeems additional Common Units from the Operating Company’s members under the mechanism described above, Greenlane will obtain a step-up in tax basis in Greenlane’s share of the Operating Company’s assets. This step-up in tax basis will provide Greenlane with certain tax benefits, such as future depreciation and amortization deductions that can reduce the taxable income allocable to Greenlane. Greenlane entered into the Tax Receivable Agreement with the Operating Company and each of the Operating Company’s members, which provides for the payment by Greenlane to the Operating Company’s members of 85% of the amount of tax benefits, if any, that Greenlane actually realizes (or in some cases, is deemed to realize) as a result of (i) increases in tax basis resulting from the redemption of Common Units and (ii) certain other tax benefits attributable to payments made under the Tax Receivable Agreement.

As a result of the completion of the Transactions, including the IPO:

●	Greenlane is a holding company and its principal asset is the Common Units it holds in the Operating Company;

●	Greenlane is the sole manager of the Operating Company and controls the business and affairs of the Operating Company and its subsidiaries;

●	Greenlane’s amended and restated certificate of incorporation and the Operating Agreement require that (i) Greenlane at all times maintains a ratio of one Common Unit owned by Greenlane for each share of Class A common stock issued by Greenlane (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities), and (ii) the Operating Company at all times maintains (x) a one-to-one ratio between the number of shares of Class A common stock issued by Greenlane and the number of Common Units owned by Greenlane, (y) a one-to-one ratio between the number of shares of Class B common stock owned by the non-founder members of the Operating Company and the number of Common Units owned by the non-founder members of the Operating Company, and (z) a three-to-one ratio between the number of shares of Class C common stock owned by the founder members of the Operating Company and their affiliates and the number of Common Units owned by the founder members of the Operating Company and their affiliates;

●	Greenlane owns 9,997,776 Common Units, representing approximately 23.9% of the economic interests in the Operating Company;

●	The purchasers in the IPO (i) own 6,450,000 shares of Class A common stock, representing approximately 6.9% of the combined voting power of all of Greenlane’s Common Stock, (ii) own approximately 64.5% of the economic interest in Greenlane, and (iii) through Greenlane’s ownership of Common Units, indirectly hold approximately 15.4% of the economic interests in the Operating Company;

●	The non-founder members of the Operating Company own (i) 5,988,485 Common Units, of which 435,968 Common Units are subject to certain vesting conditions (the “Non-Vested Common Units”), representing 14.3% of the economic interests in the Operating Company, and (ii) through their ownership of Class B common stock, approximately 6.4% of the voting power in Greenlane;

●	The founder members of the Operating Company own (i) 25,930,406 Common Units, representing 61.9% of the economic interests in the Operating Company, and (ii) through their ownership of Class C common stock, approximately 83.0% of the voting power in Greenlane;

●	The members of the Operating Company collectively (i) own Class B common stock and Class C common stock representing approximately 89.4% of the combined voting power of all of Greenlane’s common stock, and (ii) own 76.2% of the economic interests in the Operating Company, representing a direct interest through the members’ ownership of Common Units.

The following table sets forth the economic and voting interests of holders of Greenlane’s Common Stock as of the date of this Quarterly Report on Form 10-Q:

Class of Common Stock (ownership)	Total Shares (1)	Class A Shares (as converted) (2)	Economic Ownership in the Operating Company (3)	Voting Interest in Greenlane (4)	Economic Interest in Greenlane (5)
Class A (purchasers in the IPO)	6,450,000	6,450,000	15.4%	6.9%	64.5%
Class A (former convertible note holders) (6)	3,547,776	3,547,776	8.5%	3.8%	35.5%
Class B (non-founder members)	5,988,485	5,988,485	14.3%	6.4%	0.0%
Class C (founder members)	77,791,218	25,930,406	61.9%	83.0%	0.0%
Total	93,777,479	41,916,667	100.0%	100.0%	100.0%

(1)	Represents the total number of shares of the particular class of Greenlane’s Common Stock held as of the date of this Quarterly Report on Form 10-Q.
(2)	Represents the number of shares of Greenlane’s Class A common stock that will be outstanding assuming the exchange of all outstanding shares of Class B common stock and Class C common stock upon redemption of Common Units. Shares of Class B common stock and Class C common stock, as the case may be, will be cancelled, without consideration, on a one-to-one basis in the case of Class B common stock or a three-to-one basis in the case of Class C common stock, if Greenlane redeems or exchanges Common Units held by such holders for shares of Class A common stock pursuant to the terms of the Operating Agreement
(3)	Represents the indirect economic interest in the Operating Company through the holders’ ownership of Common Stock.
(4)	Represents the aggregate voting interest in Greenlane through the holders’ ownership of Common Stock. Each share of Class A common stock, Class B common stock and Class C common stock entitles its holder to one vote per share on all matters submitted to a vote of Greenlane’s stockholders.
(5)	Represents the direct economic interest in Greenlane Holdings, Inc., the holding company, through the holders’ ownership of Class A common stock.
(6)	Represents shares of Class A common stock issued to the prior holders of convertible notes upon conversion of such convertible notes at a settlement price equal to 80% of the IPO price.

Stock Option Grants

On April 17, 2019, in connection with the IPO and the Transactions, Greenlane adopted the Greenlane Holdings, Inc. 2019 Equity Incentive Plan (the “Plan”). The Plan provides eligible participants with compensation opportunities in the form of cash and equity incentive awards. The Plan is designed to enhance Greenlane’s ability to attract, retain and motivate its executive officers and other key management and incentivizes executives to increase Greenlane’s long-term growth and equity value in alignment with the interests of Greenlane’s stockholders. An aggregate of 5,000,000 shares of Class A Common Stock were originally reserved for future issuance under the Plan. In addition, the number of shares of Class A Common Stock available for future issuance under the Plan will increase annually, without further board of directors or stockholder approval, on January 1 of each calendar year beginning January 1, 2020 and ending on and including January 1, 2028. On April 17, 2019, Greenlane granted 176,784 stock options pursuant to the Plan with an exercise price of $17.00, the public offering price per share of the Class A common stock in the IPO.

GREENLANE HOLDINGS, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets
Cash	$2,776,775	$7,341,485
Accounts receivable, net of allowance of $602,711 and $657,513 at March 31, 2019 and December 31, 2018, respectively	10,808,716	8,217,787
Inventories, net	36,073,121	29,502,074
Vendor deposits	7,958,256	7,917,148
Deferred offering costs	2,904,342	2,284,423
Other current assets	2,623,986	1,842,253
Total current assets	63,145,196	57,105,170

Property and equipment, net	12,727,827	11,640,824
Intangible assets, net	5,984,327	3,662,409
Goodwill	8,995,597	5,445,691
Operating lease right-of-use assets	2,239,906	-
Investments	575,000	75,000
Deferred financing costs, net	78,926	92,080
Total assets	$93,746,779	$78,021,174

LIABILITIES
Current liabilities
Accounts payable	$24,399,095	$20,226,696
Accrued expenses and other current liabilities	9,800,899	9,945,156
Current portion of notes payable	171,117	168,273
Current portion of operating leases	641,596	-
Current portion of finance leases	100,831	94,667
Total current liabilities	35,113,538	30,434,792

Convertible notes	60,312,500	40,200,000
Note payable, less current portion and debt issuance costs, net	8,136,898	8,176,343
Operating leases, less current portion	1,760,163	-
Finance leases, less current portion	236,899	236,709
Line of credit and other liabilities	881,033	-
Total long-term liabilities	71,327,493	48,613,052
Total liabilities	106,441,031	79,047,844

Commitments and contingencies (Note 9)

REDEEMABLE CLASS B UNITS	15,388,970	10,032,509

MEMBERS’ DEFICIT
Class A units	(27,824,783)	(10,773,187)
Accumulated other comprehensive loss	(258,439)	(285,992)
Total members’ deficit	(28,083,222)	(11,059,179)

Total liabilities, redeemable Class B units and members’ deficit	$93,746,779	$78,021,174

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2019	2018
Net sales	$49,897,604	$43,257,643
Cost of sales	40,910,819	34,204,549
Gross profit	8,986,785	9,053,094
Operating expenses:
Salaries, benefits and payroll taxes	8,082,124	2,947,006
General and administrative	5,384,125	3,534,389
Depreciation and amortization	684,077	242,409
Total operating expenses	14,150,326	6,723,804
(Loss) income from operations	(5,163,541)	2,329,290
Other (expense) income, net:
Change in fair value of convertible notes	(12,062,500)	-
Interest expense	(601,880)	(42,259)
Other income, net	175,237	93,515
Total other (expense) income, net	(12,489,143)	51,256
(Loss) income before income taxes	(17,652,684)	2,380,546
Provision for income taxes	11,665	81,817
Net (loss) income	$(17,664,349)	$2,298,729

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	For the three months ended March 31,
	2019	2018
Net (loss) income	$(17,664,349)	$2,298,729
Other comprehensive income (loss):
Foreign currency translation adjustments	27,553	(19,925)
Total comprehensive (loss) income	$(17,636,796)	$2,278,804

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, LLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CLASS B UNITS AND MEMBERS’ DEFICIT

(Unaudited)

				Accumulated	Total
	Redeemable			Other	Members’
	Class B	Class A	Retained	Comprehensive	(Deficit)
	Units	Units	Earnings	Income (Loss)	Equity
Balance, December 31, 2018	$10,032,509	$(10,773,187)	-	$(285,992)	$(11,059,179)
Issuance of redeemable Class B units, net of issuance costs (Note 12)	6,514,325	-	-	-	-
Redemption of Class A and redeemable Class B (Note 10)	(416,318)	(2,602,431)	-	-	(2,602,431)
Equity-based compensation (Note 13)	2,303,693	190,504	-	-	190,504
Net loss	(3,045,239)	(14,619,110)	-	-	(14,619,110)
Member distributions	-	(20,559)	-	-	(20,559)
Effects of foreign currency exchange	-	-	-	27,553	27,553
Balance, March 31, 2019	$15,388,970	$(27,824,783)	-	$(258,439)	$(28,083,222)

				Accumulated	Total
	Redeemable			Other	Members’
	Class B	Class A	Retained	Comprehensive	(Deficit)
	Units	Units	Earnings	Income (Loss)	Equity
Balance, December 31, 2017	$-	$6,449,921	$3,154,623	$(208,711)	$9,395,833
Reclassification of retained earnings to Class A units capital account	-	3,154,623	(3,154,623)	-	-
Issuance of redeemable Class B membership units	8,890,000	-	-	-	-
Net income	76,624	2,222,105	-	-	2,222,105
Member distributions	-	(1,007,175)	-	-	(1,007,175)
Effects of foreign currency exchange	-	-	-	(19,925)	(19,925)
Balance, March 31, 2018	$8,966,624	$10,819,474	$-	$(228,636)	$10,590,838

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(17,664,349)	$2,298,729
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	684,077	242,409
Amortization of deferred financing costs	18,257	3,308
Debt issuance costs on convertible notes	422,383	-
Equity-based compensation expense	2,850,879	-
Deferred IPO offering costs	(581,973)	-
Change in fair value of convertible notes	12,062,500	-
Provision for doubtful accounts	602,711	266,831
Provision for slow moving or obsolete inventory	81,123	32,510
Income from equity method investments in associated entities	-	(27,015)
Other	(5,904)	-
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(2,647,033)	(2,098,100)
Vendor deposits	1,658,532	(3,002,803)
Inventories	(6,652,170)	(10,949,803)
Other current assets	(719,512)	(716,273)
Accounts payable	1,962,634	10,778,643
Accrued expenses	844,260	335,142
Payments of operating leases	(178,083)	-
Net cash used in operating activities	(7,261,668)	(2,836,422)
Cash flows from investing activities:
Acquisition of a subsidiary, net of cash acquired	90,685	785,081
Purchase of property and equipment, net	(509,110)	(218,254)
Purchase of intangible assets, net	(54,003)	(19,480)
Investments	(500,000)	-
Net cash (used in) provided by investing activities	(972,428)	547,347
Cash flows from financing activities:
Proceeds from issuance of convertible notes	8,050,000	-
Payment of debt issuance costs	(1,589,500)
Payments on long-term debt	-	(29,204)
Proceeds from notes payable	-	167,922
Payments on notes payable	(41,704)	-
Proceeds from related parties - line of credit, net	-	4,079,456
Proceeds from line of credit, net	325,000	-
Increase in finance lease obligations	-	135,963
Payments of finance lease obligations	(24,710)	(19,283)
Deferred offering costs paid	(37,946)	-
Redemption of Class A and Class B units	(3,018,748)	-
Member distributions	(20,559)	(1,007,175)
Net cash provided by financing activities	3,641,833	3,327,679
Effects of exchange rate changes on cash	27,553	(19,925)
Net (decrease) increase in cash	(4,564,710)	1,018,679
Cash, as of beginning of the period	7,341,485	2,080,397
Cash, as of end of period	$2,776,775	$3,099,076

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$601,880	$38,951
Cash paid during the period for income taxes	$79,939	$-

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$178,083	$-
Operating cash flows for finance leases	$6,139	$4,134
Financing cash flows for finance leases	$24,710	$26,344

Non-cash investing activities and financing activities:
Redeemable Class B Units issued for acquisition of a subsidiary	$6,664,000	$8,890,000
Deferred offering costs included in accounts payable and accrued expenses	$2,067,554	$-
Leased assets obtained in exchange for new finance lease liabilities	$36,968	$138,562
Leased assets obtained in exchange for new operating lease liabilities	$2,411,348	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BUSINESS OPERATIONS

Greenlane Holdings, LLC (formerly known as Jacoby Holdings LLC) (“the Operating Company”) is a company with investments in several companies that merchandise vaporizers and other products in the United States and Canada. Through its operating subsidiaries, the Operating Company distributes to retailers through its wholesale operations and to consumers through its e-commerce activities. The Operating Company operates four distribution centers in the United States and two distribution centers in Canada. The Operating Company was organized under the laws of the state of Delaware on October 28, 2015, and is based in Boca Raton, Florida.

Greenlane Holdings, Inc. (“Greenlane”) was formed as a Delaware corporation on May 2, 2018. Greenlane is a holding company that was formed for the purpose of completing an underwritten IPO of shares of its Class A common stock and other related Transactions in order to carry on the business of the Operating Company and its subsidiaries. On April 23, 2019, Greenlane completed its IPO of 6,000,000 shares of Class A common stock, which was comprised of 5,250,000 shares of Class A common stock sold by Greenlane and 750,000 shares sold by certain selling stockholders (comprised of Aaron LoCascio, Greenlane’s Chief Executive Officer, Adam Schoenfeld, Greenlane’s Chief Strategy Officer, and an affiliated entity of Messrs. LoCascio and Schoenfeld), in each case at a public offering price of $17.00 per share. On April 29, 2019, the underwriters purchased an additional 450,000 shares of Class A common stock from the selling stockholders pursuant to the partial exercise of their option to purchase additional shares in the IPO. Greenlane did not receive any proceeds from the sale of Class A common stock by the selling stockholders. The sale of shares of Class A common stock by Greenlane generated aggregate net proceeds to Greenlane, after deducting the underwriting discounts and commissions and offering expenses payable by the Operating Company, of approximately $80.4 million. Greenlane contributed all of the net proceeds to the Operating Company in exchange for a number of Common Units equal to the number of shares of Class A common stock sold by Greenlane in the IPO at a price per Common Unit equal to the IPO price per share of Class A common stock. After giving effect to the IPO and the related Transactions, Greenlane owned approximately 23.9% of the Operating Company’s outstanding Common Units. As a result of the IPO, Greenlane is the sole manager of the Operating Company and, as a result, Greenlane operates and controls all of the business and affairs of the Operating Company, and through the Operating Company and its subsidiaries, continues to conduct the business now conducted by these subsidiaries.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair financial statement presentation have been made. Certain reclassifications have been made to prior year amounts or balances to conform to the presentation adopted in the current year. The consolidated results of operations for the three-months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or any other future annual or interim period. These condensed consolidated financial statements should be read in conjunction with the Operating Company’s audited consolidated financial statements and related notes for the year ended December 31, 2018, which are included in Greenlane’s final prospectus, dated April 17, 2019, filed with the SEC on April 22, 2019 pursuant to Rule 424(b) of the Securities Act of 1933, as amended.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Operating Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates that affect certain reported amounts and disclosures. These estimates are based on management’s knowledge and experience. Significant items subject to such estimates include the accounts receivable allowance for doubtful accounts, the allowance for slow-moving or obsolete inventory, assumptions used in the calculation of equity-based compensation, and the convertible notes valuation. Accordingly, actual results could differ from those estimates.

Segment Reporting

The Operating Company’s chief operating decision maker (“CODM”) is Aaron LoCascio, Greenlane’s Chief Executive Officer. The CODM reviews operating results and operating plans and makes resource allocation decisions on an entity-wide or aggregate basis. The Operating Company has two distinct operating segments, which are comprised of the United States operations and Canadian operations. The Canadian operating segment consists of the Operating Company’s wholly-owned, Canada-based, subsidiary. The United States operating segment is comprised of all other operating subsidiaries. Beginning with the quarter ended March 31, 2019, the Operating Company had a change in reportable segments as the Canadian operating segment no longer met the quantitative criteria to be aggregated with the United States operating segment as one reportable segment. The United States and Canada reportable segments have been identified based on how the CODM manages the business, makes operating decisions and evaluates operating performance. See “Note 15—Segment Reporting.”

Business Combinations

Business combinations are accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations (“ASC 805”). Under the acquisition method, the acquiring entity in a business combination recognizes 100% of the acquired assets and assumed liabilities, regardless of the percentage owned, at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of the net assets acquired, including other identifiable assets, exceeds the purchase price, a bargain purchase gain is recognized. Assets acquired, and liabilities assumed from contingencies, are recognized at fair value if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the condensed consolidated statement of operations from the date of acquisition. Acquisition-related costs, including conversion and restructuring charges, are expensed as incurred. See “Note 12— Business Acquisition.”

Equity-Based Compensation

The Operating Company granted incentive awards in the form of Class B redeemable units and profits interest units to certain executives and other employees of the Operating Company. The Operating Company accounts for these grants of equity awards to employees in accordance with ASC Topic 718, Compensation - Stock Compensation. This standard requires compensation expense to be measured based on the estimated fair value of share-based awards on the date of grant and recognized as expense over the requisite service period, which is generally the vesting period. Equity-based compensation costs are recognized using a graded vesting schedule. For liability-classified awards, the Operating Company records fair value adjustments up to and including the settlement date. Changes in the fair value of the equity-based compensation liability that occur during the requisite service period are recognized as compensation cost over the vesting period. Changes in the fair value of the equity-based compensation liability that occur after the end of the requisite service period but before settlement, are compensation cost of the period in which the change occurs. The Operating Company accounts for forfeitures as they occur. See “Note 13—Equity-Based Compensation.”

Fair Value Measurements

The Operating Company applies the provisions of ASC Topic 820, Fair Value Measurements, which defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The Operating Company determines the fair market values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following three levels of inputs may be used to measure fair value:

Level 1	Observable inputs such as unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of the Operating Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term debt, are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The fair value of long-term debt is the estimated amount the Operating Company would have to pay to repurchase the debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at each balance sheet date. As of March 31, 2019 and 2018, the carrying amount of the Operating Company’s long-term debt approximated its fair value.

The Operating Company has no Level 1 or Level 2 financial instruments. There were no transfers between Level 1, 2 or 3 for the period presented. Level 3 liabilities consist of the convertible notes. See “Note 6—Long Term Debt” for further discussion regarding the convertible notes.

Cash

For purposes of reporting cash flows, the Operating Company considers cash on hand, checking accounts, and savings accounts to be cash. The Operating Company considers all highly-liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. The Operating Company places its cash with high credit quality financial institutions, which provide insurance through the Federal Deposit Insurance Corporation. At times, the balance in these accounts may exceed federal insured limits. The Operating Company performs periodic evaluations of the relative credit standing of these institutions and does not expect any losses related to such concentrations. As of March 31, 2019 and December 31, 2018, approximately $170,000 and $204,000, respectively, of the Operating Company’s cash balances were in foreign bank accounts and uninsured. As of March 31, 2019 and December 31, 2018, the Operating Company had no cash equivalents.

Accounts Receivable, net

Accounts receivable represent amounts due from customers for merchandise sales and are recorded when product has shipped. An account is considered past due when payment has not been rendered by its due date based upon the terms of the sale. Generally, accounts receivable are due 30 days after the billing date. The Operating Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on a history of collections as well as current credit conditions. Accounts are written off as uncollectible on a case-by-case basis. Accounts receivable were reported net of the allowance for doubtful accounts of $603,000 and $658,000 at March 31, 2019 and December 31, 2018, respectively. Accounts receivable are pledged as collateral for the line of credit. See “Note 6—Long Term Debt.”

Inventories, net

Inventories consist principally of finished goods that are valued at the lower of cost or net realizable value on a weighted average cost basis. The Operating Company has established an allowance for slow-moving or obsolete inventory based upon assumptions about future demands and market conditions. At March 31, 2019 and December 31, 2018, the reserve for obsolescence was approximately $293,000 and $212,000, respectively. Inventory is pledged as collateral for the line of credit. See “Note 6—Long Term Debt.”

Deferred Financing Costs

Costs incurred in obtaining certain debt financing are deferred and amortized over the respective terms of the related debt instruments using the interest method for term debt and the straight-line method for revolving debt. The debt issuance costs related to the revolving line of credit are presented as an asset on the condensed consolidated balance sheets while the debt issuance costs related to the real estate note are presented net against the long-term debt in the condensed consolidated balance sheets. As of March 31, 2019 and December 31, 2018, the Operating Company had deferred debt issuance costs totaling approximately $79,000 and $92,000, respectively, in connection with the issuance of long-term debt. The amortization of deferred debt issuance costs is included in interest expense and amounted to approximately $18,000 and $3,000 during the three months ended March 31, 2019 and 2018, respectively.

The Operating Company accounts for the cost of issuing equity instruments to effect business combinations as a reduction of the otherwise determined fair value of the equity instruments issued. The Operating Company expenses any fees not associated with arranging equity or debt financing as incurred.

Property and Equipment, net

Property and equipment are stated at cost or, if acquired through a business acquisition, fair value at the date of acquisition. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the asset, except for leasehold improvements, which are depreciated over the shorter of the estimated useful lives of the assets or the lease term. Upon the sale or retirement of assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is credited or charged to income. Expenditures for repairs and maintenance are expensed when incurred.

Impairment of Long-Lived Assets

The Operating Company assesses the recoverability of the carrying amount of its long lived-assets, including property and equipment and finite-lived intangibles, whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. An impairment loss would be assessed when estimated undiscounted future cash flows from the operation and disposition of the asset group are less than the carrying amount of the asset group. Asset groups have identifiable cash flows and are largely independent of other asset groups. Measurement of an impairment loss is based on the excess of the carrying amount of the asset group over its fair value. There was no impairment loss for long-lived assets for the three months ended March 31, 2019 and 2018. See “Note 3—Property and Equipment.”

Intangible Assets, net

Intangible assets consist of domain names, intellectual property, distribution agreements, proprietary technology, trademarks and tradenames, and other rights. Intangible assets with finite lives are amortized over their estimated useful lives on a straight-line basis. The straight-line method of amortization represents the Operating Company’s best estimate of the distribution of the economic value of the identifiable intangible assets. Intangible assets are carried at cost less accumulated amortization. The Operating Company assesses the recoverability of finite-lived intangible assets in the same manner as for property and equipment, as described above. There were no impairment charges for the three months ended March 31, 2019 and 2018. See “Note 4—Goodwill and Intangible Assets.”

Goodwill

In accordance with ASC Topic 350, Intangibles—Goodwill and Other, the Operating Company tests goodwill for impairment for each reporting unit on an annual basis, or when events or circumstances indicate the fair value of a reporting unit is below its carrying value. Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in business combinations. Goodwill is tested for impairment at least annually in the fourth quarter and between annual tests if there are indicators of impairment that suggest a decline in the fair value of a reporting unit. Judgment is involved in determining if an indicator or change in circumstances relating to impairment has occurred. Such changes may include, among others, a significant decline in expected future cash flows, a significant adverse change in the business climate, and unforeseen competition. No goodwill impairment charges were recognized during the three months ended March 31, 2019 and 2018. See “Note 4—Goodwill and Intangible Assets.”

Investments

Equity method investments

Investee companies that are not consolidated, but over which the Operating Company exercises significant influence, are accounted for under the equity method of accounting. Under the equity method of accounting, an investee company’s accounts are not reflected within the Operating Company’s condensed consolidated balance sheets and statements of operations; however, the Operating Company’s share of the earnings or losses of the investee company is reflected in the caption “Other income, net’’ in the condensed consolidated statements of operations. The Operating Company’s carrying value in an equity method investee company is reflected in the caption “Investments” in the Operating Company’s condensed consolidated balance sheets. When the Operating Company’s carrying value in an equity method investee company is reduced to zero, no further losses are recorded in the Operating Company’s consolidated financial statements unless the Operating Company has guaranteed obligations of the investee company or has committed additional funding. When the investee company subsequently reports income, the Operating Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.

The Operating Company’s investments that are accounted for on the equity method of accounting consist of a 50% interest in two separate joint venture entities. The aggregate investment in the two joint venture entities amounted to approximately $75,000 at March 31, 2019 and December 31, 2018. The operating activity related to the joint ventures was immaterial for the three months ended March 31, 2019 and 2018.

Equity securities

The Operating Company’s equity securities consist of an investment in an unaffiliated entity (ownership 1.71%). The Operating Company has determined that its ownership does not provide it with significant influence over the operations of this investee. Accordingly, the Operating Company accounts for its investment in this entity as equity securities. The investee is a private entity and its equity securities do not have a readily determinable fair value. Equity securities without a readily determinable fair value are measured at cost minus impairment, if any, and are adjusted to fair value when an observable price change can be identified.

Vendor Deposits

Vendor deposits represent prepayments made to vendors for inventory purchases. A significant number of vendors require prepayment for inventory purchases made by the Operating Company.

Deferred Offering Costs

The Operating Company capitalized certain legal, accounting, and other third-party fees that were directly attributable to Greenlane’s IPO. After consummation of the IPO, these costs will be recorded in equity as a reduction from the proceeds of the IPO.

Foreign Currency Translation

The accompanying condensed consolidated financial statements are presented in United States (U.S.) dollars. The functional currency of one of the Operating Company’s wholly-owned, Canada-based subsidiaries is the Canadian dollar. The assets and liabilities of this subsidiary are translated into U.S. dollars at current exchange rates and revenue and expenses are translated at average exchange rates for the year. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The foreign currency translation adjustments are included in accumulated other comprehensive loss, a separate component of members’ deficit in the condensed consolidated balance sheets. Other exchange gains and losses are reported in the condensed consolidated statements of operations.

Comprehensive (Loss) Income

Comprehensive (loss) income includes net (loss) income as currently reported by the Operating Company, adjusted for other comprehensive items. Other comprehensive items for the Operating Company consist of foreign currency translation gains and losses.

Advertising

Advertising costs are expensed as incurred and are included in general and administrative expenses in the accompanying condensed consolidated statements of operations. Advertising costs totaled approximately $1,282,000 and $841,000 for the three months ended March 31, 2019 and 2018, respectively.

Income Taxes

The Operating Company is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, taxable income or loss is passed through to and included in the taxable income of the Operating Company’s members, including Greenlane. Accordingly, the consolidated financial statements do not include a provision for federal income taxes. The Operating Company is liable for various other state and local taxes and is subject to taxes in foreign jurisdictions. Therefore, the provision for income taxes includes only income taxes on income from the Operating Company’s Canadian subsidiary and state income tax, if any, in the consolidated financial statements. Income tax amounts reflected in the accompanying financial statements relate primarily to income generated by the Operating Company’s Canadian subsidiary and are based upon an estimated annual effective tax rate of approximately 26.5%.

The Operating Company utilizes a two-step approach for recognizing and measuring uncertain tax positions accounted for in accordance with the asset and liability method. The first step is to evaluate the tax position for recognition by determining whether evidence indicates that it is more likely than not that a position will be sustained if examined by a taxing authority. The second step is to measure the tax benefit as the largest amount that is 50% likely of being realized upon settlement with a taxing authority. There were no amounts required to be recorded at March 31, 2019 and December 31, 2018 related to uncertain tax positions.

Revenue Recognition

The Operating Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, the Operating Company recognizes revenue when a customer obtains control of the promised goods or services. The amount of revenue that is recorded reflects the consideration that the Operating Company expects to receive in exchange for those goods or services, net of any variable consideration (e.g., rights to return product, sales incentives, others) and any taxes collected from customers and subsequently remitted to governmental authorities. The Operating Company uses a best estimate approach to measure variable consideration which approximates the expected value method. The Operating Company applies the following five-step model in order to determine this amount: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Operating Company satisfies a performance obligation. The Operating Company only applies the five-step model to contracts when it is probable that the Operating Company will collect the consideration it is entitled to in exchange for the goods or services the Operating Company transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, management reviews the contract to determine which performance obligations must be delivered and which of these performance obligations are distinct. The Operating Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied.

The Operating Company generates revenue primarily from the sale of finished products to customers, whereby each product unit represents a single performance obligation. The performance obligation is satisfied when the customer obtains control of the product, which typically occurs at the time of shipping. Upon shipping, the customer has legal title of the product and bears the significant risks and rewards of ownership, including the right to sell or redirect the product. As such, customer orders are recorded as revenue once the order is shipped from one of the Operating Company’s distribution centers. The Operating Company’s performance obligations for services are satisfied when the services are rendered within the arranged service period. Total service revenue is not material and accounted for less than 0.5% of revenues for the three months ended March 31, 2019 and 2018. The Operating Company provides no warranty on products sold. Product warranty is provided by the manufacturers.

The Operating Company elected to account for shipping and handling expenses that occur after the customer has obtained control of products as a fulfillment activity in cost of sales. Shipping and handling fees charged to customers are included in net sales upon completion of the Operating Company’s performance obligations.

Revenue is presented net of sales taxes, discounts and expected refunds.

Product revenues are recorded net of estimated rebates or sales incentives as well as estimated product returns as elements of variable consideration. The actual amounts of consideration ultimately received may differ from the Operating Company’s estimates. If actual results in the future vary from the Operating Company’s estimates, the Operating Company will adjust these estimates, which would affect net revenue from products in the period such variances become known. The Operating Company estimates product returns based on historical experience and records them on a gross basis as a refund liability that reduces the net sales for the period. The Operating Company analyzes actual historical returns, current economic trends and changes in order volume when evaluating the adequacy of the sales returns allowance in any accounting period. The liability for returns is included in accrued expenses on the Operating Company’s condensed consolidated balance sheets and was approximately $464,000 and $460,000 at March 31, 2019 and December 31, 2018, respectively. Included in other current assets is an asset totaling approximately $285,000 as of March 31, 2019 and December 31, 2018, relating to the recoverable cost of merchandise estimated to be returned by customers.

The Operating Company has an established a supply chain for premium, patented, child-resistant packaging, closed-system vaporization solutions and custom-branded retail products. For these product offerings, the Operating Company generally receives a deposit from the customer (generally 50% of the total order cost, but the amount can vary by customer contract), when an order is placed by a customer. These orders are typically completed within six weeks to three months from the date of order, depending on the complexity of the customization and the size of the order. Customer deposits, which represent deferred revenue, are included in accrued expenses on the Operating Company’s condensed consolidated balance sheets and were approximately $2.7 million and $3.2 million at March 31, 2019 and December 31, 2018, respectively. See “Note 5—Composition of Certain Financial Statement Captions.”

The Operating Company holds several exclusive distribution agreements with its manufacturers that are evaluated against the criteria outlined in ASC 606-10-55, Principal versus Agent Considerations, in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned. In all arrangements, the Operating Company determined that it acts as the principal in the transaction, controlling the good or service before it is transferred to the customer. As such, the Operating Company records gross revenue for such arrangements.

The Operating Company applies the practical expedient provided for by ASC 606 by not adjusting the transaction price for significant financing components for periods less than one year. The Operating Company also applies the practical expedient provided for by ASC 606 based upon which the Operating Company generally expenses sales commissions when incurred because the amortization period is one year or less. These costs are recorded within salaries, benefits and payroll tax expenses in the condensed consolidated statements of operations. Furthermore, the Operating Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Earnings per Unit

Prior to the amendment and restatement of the LLC Agreement on April 17, 2019, in connection with the IPO the Operating Company’s membership interests were defined as percentage interests in the LLC Agreement, as the LLC Agreement did not define a number of membership units outstanding or authorized. As a result, a calculation of basic and diluted earnings (loss) per unit is not presented in the accompanying financial statements, as a denominator to the calculation could not be determined. No potentially dilutive securities existed for the three months ended March 31, 2019 and 2018. See “Note 10—Members’ Deficit.”

Recently Adopted Accounting Guidance

In February 2016, the Financial Accounting (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842), which, among other things, requires lessees to recognize substantially all leases on their balance sheets and disclose key information about leasing arrangements. The new standard establishes a right of use (“ROU”) model that requires a lessee to recognize a ROU asset and liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. The new standard became effective for the Operating Company on January 1, 2019. The Operating Company adopted this standard beginning January 1, 2019 using the modified retrospective transition approach. See “Note 7—Leases” for further discussion regarding the Operating Company’s adoption of the new standard.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 provides guidance on accounting for equity-based awards issued to nonemployees. The standard is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. The Operating Company adopted this standard beginning January 1, 2019. Adoption of the new standard did not have a material impact on the Operating Company’s financial statements.

Recently Issued Accounting Guidance Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement, Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820), which eliminates, adds and modifies certain disclosure requirements for fair value measurements. For example, entities will no longer have to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The guidance is effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those years. Entities are permitted to early adopt the entire standard or only the provisions that eliminate or modify the requirements. The Operating Company is currently evaluating the new guidance, but does not expect it to have a material impact on its financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses. The standard requires the use of an “expected loss” model on certain types of financial instruments. The standard also amends the impairment model for available-for-sale securities and requires estimated credit losses to be recorded as allowances rather than as reductions to the amortized cost of the securities. This standard is effective for the Operating Company for fiscal years, and interim periods within those years, beginning January 1, 2020, with early adoption permitted. The Operating Company is evaluating the new guidance, but does not expect it to have a material impact on its financial statements.

NOTE 3. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at costs less accumulated depreciation and amortization:

	March 31, 2019	December 31, 2018	Estimated useful life
Furniture, equipment and software	$2,724,793	$2,094,911	3 - 7 years
Personal property	1,095,360	1,090,282	5 years
Leasehold improvements	990,447	341,672	Lesser of lease term or 5 years
Land improvements	601,370	601,370	15 years
Building	7,911,703	7,772,987	39 years
Land	690,705	690,705
	14,014,378	12,591,927
Less: accumulated depreciation	1,286,551	951,103
Property and equipment, net	$12,727,827	$11,640,824

Property and equipment include assets recorded under finance leases. See “Note 7—Leases.” Property and equipment are pledged as collateral for the Operating Company line of credit. See “Note 6—Long Term Debt.”

Depreciation expense for property and equipment (excluding assets recorded under finance leases) for the three months ended March 31, 2019 and 2018 was approximately $357,000 and $54,000, respectively.

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business combinations. Goodwill is not amortized but is tested for impairment at least annually. When evaluating whether goodwill is impaired, the Operating Company performs a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Operating Company would then recognize an impairment charge for the amount by which carrying amount exceeds the reporting unit’s estimated fair value; however, goodwill would not be reduced below zero.

The Operating Company tests for impairment of goodwill annually in the fourth quarter or when management of the Operating Company deems that a triggering event has occurred. There were no impairments to goodwill during the three months ended March 31, 2019 and 2018. For three months ended March 31, 2019, the Operating Company recognized approximately $3.5 million in goodwill related to a business acquisition. The goodwill generated from the business acquisition is primarily related to the value placed on the expected business synergies. See “Note 12—Business Acquisition.”

Identified intangible assets consisted of the following at the dates indicated below:

	March 31, 2019
	Gross carrying amount	Accumulated amortization	Carrying value	Estimated useful life
Domain Names	$134,993	$(58,607)	$76,386	15 years
Design Libraries	1,677,000	(23,292)	1,653,708	15 years
Distribution Agreements	650,000	(451,389)	198,611	5 years
Proprietary Technology	1,040,000	(710,667)	329,333	5 years
Trademarks and Tradenames	3,219,539	(572,667)	2,646,872	5-15 years
Customer Relationships	1,196,000	(259,133)	936,867	5 years
Non-competition Agreements	218,000	(118,083)	99,917	2 years
Other Intangibles	47,547	(1,507)	46,040	5-15 years
	$8,188,261	$(2,204,934)	$5,984,327

	December 31, 2018
	Gross carrying amount	Accumulated amortization	Carrying value	Estimated useful life
Domain Names	$131,000	$(59,744)	$71,256	15 years
Distribution Agreements	650,000	(397,222)	252,778	5 years
Proprietary Technology	1,040,000	(658,667)	381,333	5 years
Trademarks and Tradenames	2,284,886	(458,638)	1,826,248	5-10 years
Customer Relationships	1,196,000	(199,333)	996,667	5 years
Non-competition Agreements	218,000	(90,833)	127,167	2 years
Other Intangibles	22,003	(15,043)	6,960	5 years
	$5,541,889	$(1,879,480)	$3,662,409

Amortization expense for the three months ended March 31, 2019 and 2018 was approximately $327,000 and $187,000, respectively.

NOTE 5. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

The following table summarizes the composition of accrued expenses and other current liabilities as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Accrued expenses and other current liabilities:
Customer deposits	$2,684,570	$3,226,479
Accrued offering costs	2,067,553	1,499,930
Refund liability	464,395	459,416
Payroll related including bonus	2,182,480	1,313,695
Accrued taxes, state and income	320,299	664,659
Accrued marketing fees and royalties	312,262	804,370
Other	1,769,340	1,976,607
Total	$9,800,899	$9,945,156

NOTE 6. LONG TERM DEBT

The Operating Company’s long-term debt, excluding operating lease liabilities and finance lease liabilities, consisted of the following amounts at the dates indicated:

	March 31, 2019	December 31, 2018
3.0% note payable to a lender in relation to a four-year vehicle loan for the purchase of a truck used in operations.	$16,654	$24,275
Revolving credit note with a lender for a $15,000,000 credit loan with a maturity date of August 23, 2020. Interest on the principal balance outstanding on the Note is due monthly at a rate of LIBOR plus 3.50% per annum.	325,000	-
Credit note with a lender for the purchase of the Company’s corporate headquarters building with a maturity date of October 1, 2025. Interest on the principal balance outstanding on the note is due monthly at a rate of LIBOR plus 2.39% per annum.	8,425,717	8,459,800
Convertible notes issued in December 2018 and in January 2019	60,312,500	40,200,000
	69,079,871	48,684,075
Less unamortized debt issuance costs	(134,356)	(139,459)
Less current portion of long-term debt	(171,117)	(168,273)
Long-term debt, net, excluding operating leases and finance leases	$68,774,398	$48,376,343

Line of Credit

On October 1, 2018, the Operating Company, as the borrower, entered into an amended and restated revolving credit note (the “line of credit”) with Fifth Third Bank, for a $15,000,000 revolving credit loan with a maturity date of August 23, 2020. Interest on the principal balance outstanding on the line of credit is due monthly at a rate of LIBOR plus 3.50% per annum provided that no default has occurred. The Operating Company’s obligations under the line of credit are guaranteed by Jacoby & Co. Inc., all of the Operating Company’s operating subsidiaries, and personally by each of Greenlane’s Chief Executive Officer and Chief Strategy Officer, and are collateralized by the Operating Company’s accounts receivable, inventory, property and equipment, deposit accounts, intangibles and other assets, and an assignment of member life insurance policies. The line of credit borrowing base is 80% of eligible accounts receivable plus 50% of eligible inventory. The line of credit covenants require a fixed charge coverage ratio of no less than 1.25, to be calculated on a quarterly basis on the last day of each calendar quarter. The Operating Company was in compliance with its covenants as of March 31, 2019.

Real Estate Note

On October 1, 2018, one of the Operating Company’s wholly-owned subsidiaries closed on the purchase of a building for $10,000,000, which serves as the Company’s corporate headquarters. The purchase was financed through a real estate term note (the “Real Estate Note”) in the principal amount of $8,500,000, with one of the Operating Company’s wholly-owned subsidiaries as the borrower and Fifth Third Bank as the lender. Principal amounts plus any accrued interest at a rate of LIBOR plus 2.39% are due monthly. The Operating Company’s obligations under the Real Estate Note are secured by a mortgage on the property.

Convertible Notes

On December 21, 2018, the Operating Company issued an aggregate of $40.2 million in convertible promissory notes (the “convertible notes”) and incurred related debt issuance costs of approximately $2.6 million. Approximately $15.1 million of the net cash proceeds received from the issuance of the convertible notes were used to redeem equity interests of existing members of the Operating Company. On January 4, 2019, the Operating Company issued an additional $8.1 million in convertible notes and incurred related debt issuance costs of approximately $0.4 million. Approximately $3.0 million of the net cash proceeds received from the issuance of the convertible notes were used to redeem equity interests of existing members of the Operating Company. The balance of the net proceeds has been or will be used for general corporate purposes.

The convertible notes did not accrue interest. On April 23, 2019, in connection with the closing of the IPO, Greenlane issued 3,547,776 shares of its Class A common stock to the holders of the convertible notes upon conversion of the convertible notes of the Operating Company at a settlement price equal to 80% of the IPO price per share; see “Note 16—Subsequent Events.” The convertible notes also contained other settlement provisions if an IPO did not occur within 18 months of their issuance date. If an IPO did not occur within 18 months of the convertible notes’ issuance, the holders of the convertible notes had the option to extend the initial maturity date by an additional 18 month period, in which case the convertible notes would have converted automatically into Class A common stock at a settlement price equity to 75% of the IPO price per share upon closing of an IPO. Furthermore, if the IPO did not occur prior to mandatory conversion date (that is, prior 18 or 36 months from issuance), the convertible notes (plus accrued interest) would have converted into shares of the Operating Company’s newly designated Class A preferred stock at a settlement price per share that would be determined based on a stipulated valuation cap of the Operating Company and its fully diluted capitalization as of immediately prior to the conversion of the convertible notes. The convertible notes also contained additional redemption features contingent upon the occurrence of certain future events.

On issuance, the Operating Company elected to account for the convertible notes at fair value with any changes in the fair value recognized through the statements of operations until the conversion of the convertible notes. On issuance, the fair value of the convertible notes issued in January 2019 was determined to be equal to the $8.1 million principal amount of the convertible notes. Total debt issuance costs of approximately $0.4 million, incurred in connection with the issuance of the convertible notes in January 2019 and approximately $1.2 million incurred in January 2019 associated with the issuance of convertible notes in December 2018, were expensed and recognized as interest expense in the condensed consolidated statements of operations for the three months ended March 31, 2019. There were no related costs for the three months ended March 31, 2018. For the three months ended March 31, 2019, the Operating Company recognized a change in fair value of the convertible notes of $12.1 million in the accompanying condensed consolidated statements of operations.

The Operating Company determined the fair value of the convertible notes as of March 31, 2019 by determining the present value of the convertible notes if they were to settle either in shares of common stock upon closing of an IPO or in shares of preferred stock three years after issuance. Key valuation assumptions were as follows:

	March 31, 2019
	IPO Scenarios	Class A Preferred Stock Scenario
Expected term (years)	0.1	2.8
Cost of equity	11.5%	12.5%
Discount for lack of marketability	--	20%
Weighting	99%	1%

The Operating Company determined the fair value of the convertible notes (including both the convertible notes issued in December 2018 and January 2019) as of March 31, 2019 to be $60.3 million. See “Note 16—Subsequent Events”.

NOTE 7. LEASES

Lessee

The Operating Company leases warehouses, retail stores, regional offices, and machinery and equipment. Lease terms are generally three years to seven years for warehouses, office space and retail store locations, and up to seven years for other leased equipment and property.

The Operating Company adopted ASC Topic 842, Leases (“ASC 842”) utilizing the modified retrospective adoption method with an effective date of January 1, 2019. The Operating Company made the election to not apply the recognition requirements in Topic 842 to short-term leases (i.e., leases of 12 months or less). Instead, a lessee may recognize the lease payments in profit or loss on a straight-line basis over the lease term. The Operating Company elected this accounting policy for all classes of underlying assets. In addition, in accordance with Topic 842, variable lease payments in the period in which the obligation for those payments is incurred are not included in the recognition of a lease liability or right-of-use asset. The Operating Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Right-of-use assets represent the Operating Company’s right to use an underlying asset for the lease term and lease liabilities represent the Operating Company’s obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. When available, the Operating Company uses the rate implicit in the lease to discount lease payments to present value. However, the Operating Company does have leases that do not provide a readily determinable implicit rate. For such leases, the Operating Company estimates the incremental borrowing rate to discount lease payments based on information available at lease commencement. The Operating Company uses instruments with similar characteristics when calculating its incremental borrowing rates. The Operating Company lease agreements do not contain any residual value guarantees. The Operating Company has elected to not separate non-lease components from the associated lease component for all underlying classes of assets with lease and non-lease components.

As of March 31, 2019, the Operating Company had 10 facilities financed under operating leases (consisting of warehouses, regional offices, and retail stores), with lease term expirations between 2019 and 2026.

Rent expense consists of monthly lease rents for warehouses, regional offices, and retail stores under the terms of the Operating Company’s lease agreements recognized on a straight-line basis.

The following table provides details of the Operating Company’s future minimum lease payments under finance lease liabilities and operating lease liabilities recorded on the Operating Company’s condensed consolidated balance sheets as of March 31, 2019. The table below does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

	Finance Leases	Operating Leases	Total Finance and Operating Lease Obligations
Remainder of 2019	$107,880	$546,946	$654,826
2020	110,162	706,111	816,273
2021	87,174	418,540	505,714
2022	29,321	420,551	449,872
2023	3,193	371,085	374,278
Thereafter	-	222,021	222,021
Total minimum lease payments	$337,730	$2,685,254	$3,022,984
Less amount representing interest	36,257	283,495	319,752
Present value of minimum lease payments	$301,473	$2,401,759	$2,703,232
Less current portion	100,831	641,596	742,427
Long-term portion	$200,642	$1,760,163	$1,960,805

The majority of the Operating Company’s finance lease obligations relate to leased warehouse equipment. Payments under the Operating Company’s finance lease agreements are fixed for terms ranging from three to five years. Accounting for finance leases is substantially unchanged under Topic 842. Finance lease assets are recorded within property and equipment and the related liabilities are recorded as current portion of finance leases and in finance leases, less current portion, in the Operating Company’s condensed consolidated balance sheets. The table below presents information related to the Operating Company’s finance and operating leases:

Three Months Ended March 31, 2019
Finance lease cost
Amortization of leased assets	$28,613
Interest of lease liabilities	6,139
Operating lease costs
Operating lease cost (a)	114,307
Variance lease cost (a)	65,077
Total lease cost	$214,136

(a)	Expenses are classified within general and administrative expenses within the Operating Company’s condensed consolidated statement of operations.

The table below presents lease-related terms and discount rates as of March 31, 2019:

March 31, 2019
Weighted average remaining lease terms
Operating leases	3.4 years
Finance leases	3.4 years
Weighted average discount rate
Operating leases	4.9%
Finance leases	7.8%

Lessor

The Operating Company has five operating leases for office space leased to third-party tenants in its corporate headquarters building in Boca Raton, Florida (acquired in October 2018). For the three months ended March 31, 2019, the Operating Company had approximately $193,000 in rental income related to these operating leases, which is included in the “Other income, net” line item in the condensed consolidated statement of operations. The Operating Company did not have any rental income for the three months ended March 31, 2018.

The following table represents the maturity analysis of undiscounted cash flows related to lease payments which the Operating Company expects to receive from its existing operating lease agreements with tenants:

Rental Income
Remainder of 2019	$491,322
2020	619,432
2021	585,319
2022	75,883
2023	-
Thereafter	-
Total	$1,771,956

NOTE 8. SUPPLIER CONCENTRATION

During the three months ended March 31, 2019 and 2018, the Operating Company’s purchases of inventory for resale from two major vendors amounted to approximately 39.8% and 64.1%, respectively, of the Operating Company’s total inventory purchases.

NOTE 9. COMMITMENTS AND CONTINGENCIES

In the ordinary course of its business, the Operating Company is involved in various legal proceedings involving a variety of matters. the Operating Company does not believe there are any pending legal proceedings that will have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties.

See “Note 7—Leases” for details of the Operating Company’s future minimum lease payments under finance lease liabilities and operating lease liabilities recorded on the Operating Company’s condensed consolidated balance sheet as of March 31, 2019.

NOTE 10. MEMBERS’ DEFICIT

Effective February 20, 2018, the Operating Company amended and restated its limited liability company operating agreement (the “LLC Agreement”) and reclassified all Common membership units to Class A common units and created redeemable Class B units in conjunction with the Operating Company’s acquisition of a 100% interest in Better Life Holdings, LLC. As a result of the issuance of a second class of membership units, the beginning balance of retained earnings as of January 1, 2018 was reclassified to the Class A units capital account and net loss and other distributions occurring during 2018 and onward have been allocated to the Class A and redeemable Class B units capital accounts. The Class A common units have voting rights and participate in the residual equity of the Operating Company pro-rata with the redeemable Class B units, which have no voting rights. See “Note 11—Redeemable Class B Units.” Each member’s percentage interest in the Operating Company was as follows at March 31, 2019:

Member	Class of Units	Percentage Interest
Jacoby & Co. Inc.	Class A units	70.35%
Adam Schoenfeld	Class A units	12.41%
Better Life Products Investment Group, Inc.	Class B redeemable units	7.59%
Rochester Vapor Group, LLC	Class B redeemable units	2.01%
Pollen Gear LLC	Class B redeemable units	4.00%
Executive Management Team	Class B redeemable units	3.64%
		100.00%

The LLC Agreement does not provide a number of authorized membership units.

Pursuant to the Stock Redemption Settlement Agreement executed on December 21, 2018, the Operating Company used a portion of the net proceeds received from the sale of the convertible notes, which are discussed further in “Note 6—Long Term Debt,” to redeem membership units from the Operating Company’s members, substantially on a pro rata basis to the members’ ownership interest percentage in the Operating Company; that is, the amount disbursed to Class A and redeemable Class B unit holders was determined by multiplying the total ownership interest percentage of each member by the total amount disbursed. On January 7, 2019, an aggregate of approximately $3.0 million was disbursed, of which approximately $2.6 million was disbursed to Class A unit holders and approximately $416,000 was disbursed to redeemable Class B unit holders. The redemption was settled in connection with Greenlane’s IPO, which was completed on April 23, 2019. In consideration for such portion of the redemption amount paid to each member, each member delivered to the Operating Company a number of Common Units (as defined in “Note 16— Subsequent Events”) equal to the amount of the redemption amount paid to such member, divided by the price per share at which the Class A common stock of Greenlane was sold in the IPO. No further payments were due to the members upon such settlement.

See “Note 16—Subsequent Events.”

NOTE 11. REDEEMABLE CLASS B UNITS

The Operating Company issued Class B units as consideration for its recent business acquisitions, as well as in form of equity-based compensation to certain of the Operating Company’s executive employees. The Operating Company’s Class B units are non-voting and contained a put right whereby, at any time after the third anniversary of February 20, 2018 (in each case prior to an effective IPO or Capital Event), each of the holders of Class B units had the right to require that the Operating Company purchase all, but not less than all, of its Class B units at an aggregate price equal to the fair market value of the Class B units as of the date of the put notice (as defined), in the form of a cash payment. The Class B units did not contain any mandatory redemption provisions.

The Operating Company classified the Class B units outside of members’ deficit as of March 31, 2019 and December 31, 2018 as the units contained contingent redemption features that were not solely within the Operating Company’s control. The initial carrying value of the amount classified in temporary equity for the Class B units issued as consideration for business acquisitions was based on the issuance date fair value of the redeemable Class B units, net of issuance costs. See “Note 13 – Equity-Based Compensation” for further discussion of the accounting for Class B units issued as equity-based compensation.

As of March 31, 2019, the Operating Company determined that the Class B units were not probable of becoming redeemable as management believed the IPO to be probable to occur before the third anniversary of the LLC Agreement; accordingly, the carrying value of the Class B units was not adjusted. As discussed in “Note 16—Subsequent Events,” Greenlane completed its IPO of 6,000,000 shares of Class A common stock at a public offering price of $17.00 per share on April 23, 2019 and became the sole manager of the Operating Company. As part of the Transactions, the Class B units were converted to Common Units of the Operating Company and the put right was eliminated.

NOTE 12. BUSINESS ACQUISITION

Effective January 14, 2019, the Operating Company acquired a 100% interest in Pollen Gear LLC (“Pollen Gear”) in exchange for an aggregate four percent (4.0%) equity interest in the Operating Company. As consideration for the transaction, the Operating Company issued its Class B units, which, as described above in “Note 11—Redeemable Class B Units,” were contingently redeemable by the holder. Pollen Gear has been consolidated in the Operating Company’s consolidated financial statements commencing on January 14, 2019, the date of acquisition. The Pollen Gear acquisition was accounted for as a business combination under the acquisition method under ASC Topic 805, Business Combinations. The following table summarizes the preliminary purchase price allocation and the estimated fair value of the net assets acquired and liabilities assumed at the date of acquisition. The purchase price allocation for Pollen Gear is preliminary pending completion of the fair value analysis of the acquired assets and liabilities:

Pollen Gear LLC
Cash	$90,685
Accounts receivable	546,606
Vendor deposits	1,699,640
Other deposits	18,377
Property and equipment, net	341,884
Trade name	918,000
Design libraries	1,677,000
Goodwill	3,549,906
Net liabilities	(2,178,098)
Total purchase price	$6,664,000

At January 14, 2019, the Operating Company had accounts payable to Pollen Gear of approximately $550,000 and Pollen Gear had accounts receivable for the corresponding amount from the Operating Company. Furthermore, at the date of acquisition, the Operating Company had vendor deposits with Pollen Gear of approximately $1.7 million, and Pollen Gear had customer deposits for the corresponding amount due to the Operating Company. Both the vendor deposits and accounts payable recorded by the Operating Company and the corresponding customer deposits and accounts receivable recorded by Pollen Gear approximated fair value. As a result of the business acquisition, the preexisting relationship between the Operating Company and Pollen Gear was effectively settled. No gain or loss was recognized on this settlement.

The following unaudited pro forma financial information represents the combined results for the Operating Company and Pollen Gear for the three months ended March 31, 2019 and 2018 as if Pollen Gear had been acquired on January 1, 2018 and its results had been included in the consolidated results of the Operating Company beginning on that date:

	Three months ended March 31,
	2019	2018
Net Sales	$49,897,604	$43,257,643
Net (Loss) Income	$(17,982,036)	$2,405,968

The pro forma amounts have been calculated after applying the Operating Company’s accounting policies to the financial statements of Pollen Gear and adjusting the combined results of the Operating Company and Pollen Gear (a) to remove Pollen Gear product sales to the Operating Company and to remove the cost incurred by the Operating Company related to products purchased from Pollen Gear, (b) to reflect the increased amortization expense that would have been charged assuming intangible assets identified in the acquisition of Pollen Gear had been recorded on January 1, 2018.

The impact of the Pollen Gear acquisition on the actual results reported by the combined entity in periods following the acquisition may differ significantly from that reflected in this pro forma information for a number of reasons. As a result, the pro forma information is not necessarily indicative of what the combined entity’s financial condition or results of operations would have been had the acquisition been completed on the applicable dates of this pro forma financial information. In addition, the pro forma financial information does not purport to project the future financial condition and results of operations of the combined entity.

NOTE 13. EQUITY-BASED COMPENSATION

Profits Interests

In January and February 2019, the Operating Company entered into profits interest award agreements with several executives and employees of the Operating Company. The profits interests vest over a period of four to five years, as applicable to each holder. Any unvested portion of the profits interest would have vested upon the consummation of a capital event that was also a change in control (as defined in the LLC Agreement) of the Operating Company. The agreements specified that the award entitles the grantee to only participate in certain net profits and net proceeds in excess of a threshold amount (as defined) from a capital event that was also a change in control of the Operating Company, allocated and distributed to the profits interest from and after the grant date, and does not entitle the grantee to any other profits of the Operating Company, and as such was intended to constitute a profits interest under the LLC Agreement. The Operating Company determined that these awards represent equity instruments and such awards were accounted for under ASC Topic 718, Stock Compensation. The profits interest award provisions included both a service condition (explicit requisite service period) and a performance condition (i.e., change in control). Vesting of the profits interest awards was based on satisfying either the service or the performance condition. As a result, the initial requisite service period was the shorter of the explicit service period for the service condition or the explicit or implicit service period for the performance condition. Under ASC Topic 718, the total fair value of the profits interest awards is measured at grant date and compensation cost is recognized over the service vesting period or accelerated if a change of control occurred prior to the completion of service vesting. The grant date fair value of awards made in January and February 2019 was approximately $4.8 million. During the three months ended March 31, 2019, the Operating Company recorded compensation expense of approximately $230,000 related to the profits interests granted in January and February 2019, which is included in salaries, benefits and payroll taxes in the condensed consolidated statement of operations. As of March 31, 2019, there was approximately $4.6 million of unrecognized compensation costs related to unvested profits interests granted as equity-based compensation. This amount is expected to be recognized over a weighted-average period of 2.9 years.

See “Note 16—Subsequent Events.”

Redeemable Class B Units

The Operating Company determined that a portion of the redeemable Class B units granted as equity-based compensation met the criteria for liability classification under ASC 718. One-half of each holder’s award was deemed vested on the modification date, whereas the other half contained a service condition spanning from two to three years. For the liability-classified portion of the awards, the Operating Company will remeasure the fair value of the awards each reporting period until the awards are settled, and true up compensation cost each reporting period for changes in fair value pro-rated for the portion of the requisite service period rendered.

During the three months ended March 31, 2019, the Operating Company recorded compensation expense of approximately $2.6 million resulting from the incremental vesting and modification of one of the redeemable Class B units awards, which is included in salaries, benefits and payroll taxes in the condensed consolidated statement of operations. The Operating Company recorded an equity-based compensation liability of approximately $357,000 and $21,000 within accrued expenses in the accompanying condensed consolidated balance sheets at March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, there was approximately $2.9 million of unrecognized compensation costs related to unvested redeemable Class B units granted as equity-based compensation. This amount is expected to be recognized over a weighted-average period of 1.9 years. In order to determine the fair value of the Operating Company’s redeemable Class B units, which were granted as equity-based compensation, the Operating Company used Greenlane’s IPO price per share of $17.00. See “Note 16—Subsequent Events.”

NOTE 14. EMPLOYEE BENEFIT PLAN

The Operating Company has a 401(k)-retirement savings plan. Eligible employees must be at least 18 years of age and have completed six months of service. Participants are eligible to receive a matching contribution from the Operating Company of up to the first 3% of compensation plus 50% of participant contributions between 3% and 5% of compensation. Matching contributions, other than safe harbor contributions, vest 33% per year and are 100% vested after three years of service. Safe harbor matching contributions are 100% vested as of the date of the contribution. The Operating Company’s safe harbor matching contributions to the plan totaled approximately $62,000 and $53,000 for the three months ended March 31, 2019 and 2018, respectively.

NOTE 15. SEGMENT REPORTING

Segment information is prepared on the same basis that management reviews financial information for operational decision-making purposes. Beginning with the quarter ended March 31, 2019, the Operating Company had a change in reportable segments due to Canadian operations becoming a significant part of the business. As of March 31, 2019, the Operating Company had two operating segments, which also represented our reportable segments: (1) U.S. and (2) Canada. The U.S. reporting segment is comprised of Greenlane’s U.S. operations while the Canadian reportable segment is comprised of Greenlane’s Canadian operations. “Corporate and other” is comprised of unallocated corporate overhead expenses.

The reportable segments identified above are the business activities of the Operating Company for which discrete financial information is available and for which operating results are regularly reviewed by the Operating Company’s chief operating decision maker to allocate resources and assess performance. At March 31, 2019, the Operating Company’s chief operating decision maker was the Chief Executive Officer of the Operating Company. Upon completion of the IPO and as a result of Greenlane’s control of the Operating Company’s business and operations as the sole manager of the Operating Company, the Operating Company’s chief operating decision maker is Greenlane’s Chief Executive Officer.

Concurrent with the change in reportable segments, the Operating Company revised its prior period financial information to reflect comparable financial information for the new segment structure. Historical financial information presented herein reflects this change.

The table below provides information on revenues from external customers, intersegment revenues, and segment income for the reportable segments. Intersegment revenues are eliminated in consolidation.

	Three Months Ended		Three Months Ended
	March 31, 2019		March 31, 2018
	United States	Canada	United States	Canada
Revenues from external customers	$43,131,546	$6,766,058	$41,432,320	$1,825,323
Intercompany revenues	608,870	40,628	1,736,306	91,860
Segment (loss) income (1)	(1,181,530)	133,946	2,391,880	110,661

(1)	Segment (loss) income represents segment operating (loss) income.

The following is a reconciliation of total loss for the reportable segments to consolidated (loss) income from continuing operations before income taxes.

	Three Months Ended
	March 31,
	2019	2018
Total segment (loss) income for reportable segments	$(1,047,584)	$2,502,041
Corporate and other loss	(4,115,957)	(172,751)
Interest expense	(601,880)	(42,259)
Change in fair value of convertible notes	(12,062,500)	-
Other income, net	175,237	93,515
(Loss) income from continuing operations before income taxes	$(17,652,684)	$2,380,546

No single customer represented more than 10% of the Operating Company’s total consolidated revenue for the three months ended March 31, 2019 and 2018. As of March 31, 2019 and December 31, 2018, no single customer represented more than 10% of the Operating Company’s accounts receivable balance.

NOTE 16. SUBSEQUENT EVENTS

Subsequent events have been evaluated through May 9, 2019, which is the date the financial statements were available to be issued.

Line of Credit

On April 5, 2019, the Operating Company entered into a second amendment (“Amendment No. 2 to Amended and Restated Credit Agreement,” or “Second Amendment”) to its first amended and restated credit agreement, dated October 1, 2018. The Second Amendment amends and restates the definition of the guarantor under the terms of the agreement, wherein both the Chief Executive Officer of Greenlane and the Chief Strategy Officer of Greenlane were released from all obligations under the Amended and Restated Guaranty to the Credit Agreement dated October 1, 2018. All other terms of the agreement remain unchanged.

Greenlane Holdings, Inc. Initial Public Offering

On April 23, 2019, Greenlane completed its IPO of 6,000,000 shares of Class A common stock, which was comprised of 5,250,000 shares of Class A common stock sold by Greenlane and 750,000 shares sold by certain selling stockholders (comprised of Aaron LoCascio, Greenlane’s Chief Executive Officer, Adam Schoenfeld, Greenlane’s Chief Strategy Officer, and an affiliated entity of Messrs. LoCascio and Schoenfeld), in each case at a public offering price of $17.00 per share. In addition, Greenlane issued 3,547,776 shares of Class A common stock to the holders of convertible notes upon conversion of such convertible notes at a settlement price equal to 80% of the IPO price. On April 29, 2019, the underwriters purchased an additional 450,000 shares of Class A common stock from selling stockholders pursuant to the partial exercise of their option to purchase additional shares in the IPO. Greenlane did not receive any proceeds from the sale of Class A common stock by the selling stockholders. The sale of shares of Class A common stock by Greenlane generated aggregate net proceeds to Greenlane, after deducting the underwriting discounts and commissions and offering expenses payable by Greenlane, of approximately $80.4 million. Greenlane contributed all of the net proceeds to the Operating Company in exchange for a number of Common Units equal to the number of shares of Class A common stock sold by Greenlane in the IPO at a price per Common Unit equal to the IPO price per share of Class A common stock. After giving effect to the IPO and the related transactions and the use of the net proceeds from the IPO Greenlane owns approximately 23.9% of the Operating Company’s outstanding Common Units. As a result of the IPO, Adam Schoenfeld, Greenlane’s Chief Strategy Officer, and Jacoby & Co. Inc, an affiliated entity of Mr. Schoenfeld and Aaron LoCascio, Greenlane’s Chief Executive Officer, collectively control approximately 83.0% of the combined voting power of Greenlane’s common stock as a result of their ownership of Greenlane’s Class C common stock,  which are issued on a three-to-one basis with the number of Common Units owned and each share of common stock is entitled to one vote all matters submitted to a vote of Greenlane’s stockholders.

Greenlane is a holding company, with its principal asset being Common Units of the Operating Company. Immediately following the completion of the IPO, Greenlane became the sole manager of the Operating Company and its subsidiaries. All of the Company’s assets will continue to be held through, and its operations conducted by, the Operating Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the balance sheets and related notes of Greenlane Holdings, Inc. as of March 31, 2019 and December 31, 2018, the consolidated financial statements and related notes of Greenlane Holdings, LLC included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and with the audited consolidated financial statements and related notes of Greenlane Holdings, LLC for the year ended December 31, 2018, which are included in our prospectus, dated April 17, 2019, filed with the Securities and Exchange Commission (the “SEC”) on April 22, 2019 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, or the Prospectus. The terms “we,” “our” and “us” as used herein refer to Greenlane Holdings, LLC and its consolidated subsidiaries (“the Operating Company”) prior to the organizational transactions described in this Form 10-Q and to Greenlane Holdings, Inc. and its consolidated subsidiaries, including the Operating Company (the “Company”) following the organizational transactions. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Risk Factors” included as Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could” and similar expressions. Examples of forward-looking statements include, without limitation:

●	statements regarding our growth and other strategies, results of operations or liquidity;

●	statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance;

●	statements regarding our industry;

●	statements of management’s goals and objectives;

●	projections of revenue, earnings, capital structure and other financial items;

●	assumptions underlying statements regarding us or our business; and

●	other similar expressions concerning matters that are not historical facts.

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, factors discussed in the risk factors included as Exhibit 99.1 to this report and our financial statements and the notes thereto, as well as the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Our Business” described in the final prospectus related to our initial public offering, which was filed with the SEC on April 22, 2019 in accordance with Rule 424(b) under the Securities Act, and the other documents we file from time to time with the SEC.

Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances, or achievements expressed or implied by the forward-looking statements. These risks include, but are not limited to, those listed below and those discussed in greater detail in “Risk Factors” included as Exhibit 99.1 to this report:

●	our strategy, outlook and growth prospects;

●	general economic trends and trends in the industry and markets;

●	our dependence on third-party suppliers;

●	the competitive environment in which we operate;

●	our vulnerability to third-party transportation risks;

●	the impact of governmental laws and regulations and the outcomes of regulatory or agency proceedings;

●	our ability to accurately estimate demand for our products and maintain our levels of inventory;

●	our ability to maintain our operating margins and meet sales expectations;

●	our ability to adapt to changes in consumer spending and general economic conditions;

●	our ability to use or license certain trademarks;

●	our ability to maintain a consumer brand recognition and loyalty of our products;

●	our and our customers’ ability to establish or maintain banking relationships;

●	fluctuations in U.S. federal, state, local and foreign tax obligation and changes in tariffs;

●	our ability to address product defects;

●	our exposure to potential various claims, lawsuits and administrative proceedings;

●	contamination of, or damage to, our products;

●	any unfavorable scientific studies on the long-term health risks of vaporizers, electronic cigarettes, e-liquids products or hemp-derived cannabidiol (“CBD”) products;

●	failure of our information technology systems to support our current and growing business;

●	our ability to prevent and recover from Internet security breaches;

●	our ability to generate adequate cash from our existing business to support our growth;

●	our ability to protect our intellectual property rights;

●	our dependence on continued market acceptance by consumers;

●	our sensitivity to global economic conditions and international trade issues;

●	our ability to comply with certain environmental, health and safety regulations;

●	our ability to successfully identify and complete strategic acquisitions;

●	natural disasters, adverse weather conditions, operating hazards, environmental incidents and labor disputes;

●	increased costs as a result of being a public company;

●	our failure to maintain adequate internal controls over financial reporting; and

●	other risks, uncertainties and factors set forth in this quarterly report on Form 10-Q and in the Prospectus, including those set forth under “Risk Factors.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Consequently, you should not place undue reliance on forward-looking statements.

Overview

We are a leading distributor of premium vaporization products and consumption accessories in the United States and have a growing presence in Canada. As of March 31, 2019, our customers include over 7,000 wholesale customers, which we estimate collectively operate over 11,000 retail locations, and hundreds of licensed cannabis cultivators, processors and dispensaries. We also own and operate one of the most visited North American direct-to-consumer e-commerce websites in the vaporization products and consumption accessories industry, Vapor.com, a unique e-commerce platform which offers convenient, flexible shopping solutions directly to consumers. Through our expansive North American distribution network and internet presence, we offer a comprehensive selection of more than 5,400 stock keeping units (“SKUs”), including premium vaporizers and parts, cleaning products, grinders and storage containers, pipes, rolling papers and customized lines of premium specialty packaging. Following the passage of The Agriculture Improvement Act of 2018, in February 2019, we commenced distribution of premium products containing hemp-derived CBD.

We have cultivated a reputation for carrying the highest-quality products from large established manufacturers that offer leading brands, such as the Volcano vaporizers by Storz & Bickel, a leading, premium imported vaporizer brand; PAX 3 vaporizers by PAX Labs, a leading, premium hand-held vaporizer brand; JUUL vaporizers by JUUL Labs, a nicotine vaporizer brand that had a market share of over 70% of the e-cigarette industry as of February 2019, according to Nielsen’s tracked channels; and vaporizers by Firefly, a premium hand-held vaporizer brand. We also carry the innovative, up-and-coming products of dozens of promising start-up manufacturers, to which we extend the ability to grow and scale quickly. We provide value-added sales services to complement our product offerings and help our customers operate and grow their businesses. Recently, we have set out to develop a world class portfolio of our own proprietary brands that we believe will, over time, deliver higher margins and create long-term value. We believe our market leadership, wide distribution network, broad product selection and extensive technical expertise provide us with significant competitive advantages and create a compelling value proposition for our customers and our suppliers.

We market and sell our products in the business to business (“B2B”), supply and packaging (“S&P”), channel and dropship, and business to consumer (“B2C”) areas of the marketplace. We have a diverse base of customers, and our top ten customers accounted for only 17.2% of our net sales for the quarter ended March 31, 2019, with no single customer accounting for more than 3.6% of our net sales for the quarter ended March 31, 2019. Nine out of the top ten customers are categorized as B2B customers, with the other one being classified as a S&P customer. While we have recently commenced distribution of our products to a growing number of large national and regional retailers in Canada, our typical B2B customer is an independent retailer operating in a single market. Our sales teams interact regularly with customers as most of them have frequent restocking needs. We believe our high-touch customer service model strengthens relationships, builds loyalty and drives repeat business. In addition, our premium product lines, broad product portfolio and strategically-located distribution centers position us well to meet the needs of our B2B customers and ensure timely delivery of products.

For the quarter ended March 31, 2019, our B2B revenues represented approximately 76.0% of our net sales, our B2C revenues represented approximately 3.7% of our net sales, 14.6% of our net sales were comprised of supply and packaging revenues, and channel and dropship revenues derived from the sales and shipment of our products to the customers of third-party website operators and providing other services to our customers represented 5.7% of our net sales.

We commenced operations upon the completion of our initial public offering (the “IPO”) on April 23, 2019. Concurrently with the completion of the IPO, we engaged in certain organizational transactions through which we were reorganized in to an “Up-C” structure and we became the sole manager of the Operating Company. As of the date of this Quarterly Report on Form 10-Q, we own an approximate 23.9% interest in the Operating Company. Because these transactions did not occur until after March 31, 2019, the historical financial results in the financial statements discussed below relate to the Operating Company only.

Recent Developments

Initial Public Offering. On April 23, 2019, we completed our IPO of 6,000,000 shares of Class A common stock, which was comprised of 5,250,000 shares of Class A common stock sold by Greenlane and 750,000 shares sold by certain selling stockholders (comprised of Aaron LoCascio, Greenlane’s Chief Executive Officer, Adam Schoenfeld, Greenlane’s Chief Strategy Officer, and an affiliated entity of Messrs. LoCascio and Schoenfeld), in each case at a public offering price of $17.00 per share. On April 29, 2019, the underwriters purchased an additional 450,000 shares of Class A common stock from selling stockholders pursuant to the partial exercise of their option to purchase additional shares in the IPO. We received aggregate net proceeds of approximately $80.4 million, after deducting the underwriting discounts and commissions and offering expenses payable by us. We intend to use approximately $2.0 million of the net proceeds from the IPO for capital improvements to our warehouses and other facilities and for capital expenditures relating to information technology systems. We intend to use the remainder of the net proceeds for working capital and general corporate purposes, including to fund possible investments in, and acquisitions of, complementary companies or their assets, businesses, partnerships, minority investments, products or technologies. However, we currently have no commitments or agreements regarding any such acquisitions or investments.

Key Factors Affecting Our Performance

Our historical financial performance has been, and we expect our financial performance in the future will be, primarily driven by the following factors:

Growth in the Market for Consumption Accessories and Vaporization Products.    Our operating results and prospects will be impacted by developments in the market for premium consumption accessories and vaporization products. Our business has benefitted from recent developments and trends that have increased the use of vaporizers and other consumption accessories, including (i) technological innovation that has facilitated the ease of use of vaporizers and generally reduced their costs, (ii) the development of a wider variety of premium products, (iii) the desire of consumers to reduce nicotine consumption through smoking, (iv) changes in state and federal (Canada) laws that have legalized the use of cannabis in an increasing number of jurisdictions and (v) an increase in the number of celebrity endorsers of vaporizer and other consumption brands. These trends have contributed to significant growth in the demand for consumption accessories and vaporization products like ours in recent years; however, consumer demand for branded vaporization products and purchasing trends can and do shift rapidly and without warning. To the extent we are unable to offer products that appeal to consumers, our operating results will be adversely affected. This is particularly true given the concentration of our sales under certain brands.

Relationships with Suppliers.    We generate substantially all of our net sales from products manufactured by others. We have strong relationships with many large, well-established suppliers, and seek to establish distribution relationships with smaller or more recently established manufacturers in our industry. While we purchase our products from over 130 suppliers, a significant percentage of our net sales is dependent on sales of products from a small number of key suppliers. For example, products manufactured by PAX Labs represented approximately 11.6% and 17.0% of our net sales for the quarters ended March 31, 2019 and March 31, 2018, respectively, and products manufactured by JUUL Labs represented approximately 42.0% and 42.2% of our net sales for the quarters ended March 31, 2019 and March 31, 2018, respectively. Additionally, Grenco Science represented approximately 7.5% and 9.4% of our net sales in the quarters ended March 31, 2019 and March 31, 2018, respectively, and products manufactured by Storz & Bickel represented approximately 7.5% and 6.0% of our net sales in the quarters ended March 31, 2019 and March 31, 2018, respectively.

We believe there is a trend of suppliers in our industry to consolidate their relationships to do more business with fewer distributors. We believe our ability to help maximize the value and extend the distribution of our suppliers’ products has allowed us to benefit from this trend. Although we have a successful track record of renewing and extending the scope of our distribution agreements with suppliers, our distribution agreements typically have short terms (generally two or three years), are generally automatically renewable, with the exception of our distribution agreement with PAX Labs and, in limited cases, give the supplier the right to terminate the distribution agreement at will. In addition, the efforts of our senior management team have been integral to our relationships with our suppliers. Our inability to enter into distribution agreements for the then-current most trendy or up-and-coming products, the termination or lack of renewal of one or more of our distribution agreements, or the renewal of a distribution agreement on less favorable terms, could adversely affect our business.

Retail Industry Dynamics; Relationships with B2B Customers.    Historically, a substantial portion of our net sales have been derived from our B2B customers, upon which we rely to reach many of the consumers who are the ultimate purchasers of our products. We depend on retailers to provide adequate and attractive space for our products and point-of-purchase displays in their stores. For the quarter ended March 31, 2019, we sold our products through over 7,000 U.S. and Canadian retailers, and our sales to our B2B customers represented 76.0% of our net sales in the quarter ended March 31, 2019. Our top ten B2B customers represented approximately 14.7% of our net sales in the quarter ended March 31, 2019. In recent years, traditional retailers have been affected by a shift in consumer preferences towards other channels, particularly e-commerce. We believe that this shift may have benefitted our business as retailers dedicated additional shelf space to premium, higher-margin products to drive additional traffic to their stores and improve sales in previously less productive shelf space. However, our B2B customers make no long-term commitments to us regarding purchase volumes and can, therefore, freely reduce their purchases of our products. Significant reductions in purchases of our products by our B2B customers could adversely affect our business. In addition, our future growth depends upon our ability to successfully execute our business strategy.

Product Mix.    The mix of products we sell in any given quarter or year will depend on various factors, including the timing and popularity of new releases by third-party suppliers, our ability to distribute products based on these releases and regulatory factors. We have diversified our product offerings across numerous categories. Our results of operations may fluctuate significantly from quarter to quarter or year to year depending on the timing and popularity of new product releases. Sales of a certain products or groups of products tied to a particular supplier can dramatically increase our net sales in any given period. During the quarter ended March 31, 2019, we had net sales of products by JUUL Labs of approximately $21.0 million. In addition, if the performance of one or more of these products fails to meet expectations or updated versions are delayed in their release, our operating results could be adversely affected.

Key Metrics

We monitor the following key metrics to help us measure and evaluate the effectiveness of our operations, develop financial forecasts, and make strategic decisions:

	Three Months Ended March 31,
	2019	2018
Net sales	$49,897,604	43,257,643
Period-over-period growth	15.3%	125.5%
Operating cash flow	$(7,261,668)	$(2,836,422)
Net (loss) income	$(17,664,349)	$2,298,729
Adjusted net (loss) income (1)	$(1,478,722)	$2,439,329
Adjusted EBITDA (1)	$(778,720)	$2,712,299

(1)	Adjusted Net (Loss) Income and Adjusted EBITDA are non-GAAP financial measures. For the definitions and reconciliation of Adjusted Net (Loss) Income and Adjusted EBITDA to net (loss) income, see “— Non-GAAP Financial Measures.”

Total Revenue and Growth.    We are focused on driving continued revenue growth through increased sales of new and existing products to new and existing customers.

Operating Cash Flow.    We monitor our operating cash flow as a measure of our overall business performance, which enables us to analyze our financial performance without the effects of certain non-cash items such as equity-based compensation expenses and depreciation and amortization. Our operating cash flow is significantly impacted by accounts payable disbursements, changes in our investment in inventory, the timing of commission and bonus payments and collections of accounts receivable.

Adjusted Net (Loss) Income.    We monitor our Adjusted Net (Loss) Income, which is defined as net (loss) income before equity-based compensation expense, changes in fair value of our convertible notes, debt placement costs for the convertible notes, and non-recurring expenses primarily related to our transition to being a public company. The debt placement costs related to the convertible notes issued in January 2019 are reported in the interest expense line item in the condensed consolidated statement of operations for the three months ended March 31, 2019. Non-recurring expenses related to our transition to being a public company, which are reported within general and administrative expenses in our condensed consolidated statements of operations, represent fees and expenses primarily attributable to consulting fees and incremental audit and legal fees. Adjusted Net (Loss) Income is a non-GAAP performance measure that we believe assists investors and analysts as a supplemental measure to evaluate our overall operating performance and how well we are executing our business strategies. We believe that the inclusion of certain adjustments in presenting Adjusted Net (Loss) Income is appropriate to provide additional information to investors because Adjusted Net (Loss) Income excludes certain items that we believe are not indicative of our core operating performance and that are not excluded in the calculation of net (loss) income.

Adjusted EBITDA.    We monitor our Adjusted EBITDA, which is defined as net (loss) income before interest expense, income tax expense, depreciation and amortization expense, equity-based compensation expense, other income, net, changes in fair value of our convertible notes, and non-recurring expenses primarily related to our transition to being a public company. These non-recurring expenses, which are reported within general and administrative expenses in our consolidated statements of operations, represent fees and expenses primarily attributable to consulting fees and incremental audit and legal fees. Adjusted EBITDA is a non-GAAP performance measure that we believe assists investors and analysts as a supplemental measure to evaluate our overall operating performance and how well we are executing our business strategies. We believe that the inclusion of certain adjustments in presenting Adjusted EBITDA is appropriate to provide additional information to investors because Adjusted EBITDA excludes certain items that we believe are not indicative of our core operating performance and that are not excluded in the calculation of net (loss) income.

Components of Results of Operations

Net Sales

We sell a broad array of premium consumption accessories and vaporization products across a variety of categories, including premium vaporizers and parts, cleaning products, grinders and storage containers, pipes, rolling papers and customizable lines of premium specialty packaging, primarily to B2B customers, including retailers, distributors and licensed cannabis cultivators, processors and dispensaries. We also sell our products directly to B2C consumers through our e-commerce operations and, to a lesser extent, through our retail stores (including our recently opened Higher Standards retail location in Atlanta’s popular Ponce City Market).

Revenue from the sale of our products is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, there are no uncertainties regarding customer acceptance, the selling price is fixed or determinable, and collectability is reasonably assured. Sales terms typically do not allow for a right of return except in relation to a manufacturing defect. Shipping costs billed to our customers are included in net sales, while shipping and handling costs, which include inbound freight costs and the cost to ship products to our customers, are typically included in cost of sales.

Cost of Sales

Cost of sales consists primarily of product costs and the cost to ship our products, including both inbound freight and handling and outbound freight of products sold to customers. Our cost of sales excludes depreciation and amortization. Our shipping costs, both inbound and outbound, will fluctuate from period to period based on customer and product mix due to varying shipping terms and other factors.

Our products are produced by our suppliers who may use their own third-party manufacturers. Our product costs and gross margins will be impacted from period to period based on the product mix we sell in any given period. For example, our vaporizer products tend to have a higher product cost and lower gross margins than our grinder products.

We expect our cost of sales to increase on an absolute dollar basis in the near term as we continue to grow our revenue, but to remain relatively consistent as a percentage of total net sales.

Gross Margin

Gross margin, or gross profit as a percentage of net sales, has been and will continue to be affected and fluctuate based upon a variety of factors, including the average mark-up over cost of our products, the mix of products sold and purchasing efficiencies.

Operating Expenses

Operating expenses consist of salaries, benefits and payroll taxes, general and administrative expenses and depreciation and amortization expenses.

Salaries, Benefits and Payroll Taxes.    Salaries, benefits and payroll taxes consist of wages for all department personnel, including salaries, bonuses, and other employment-related costs, as well as workers compensation insurance and our portion of medical insurance and 401(k) expenses. Also included is equity-based compensation expense related to the redeemable Class B units and profits interests granted as equity-based compensation.

General and Administrative Expense.    General and administrative expense consists of legal, travel and entertainment, subcontracting, professional fees, insurance and other overhead. Also included are marketing activities and promotional events, training costs and rent.

We expect general and administrative expense to increase on an absolute dollar basis in the near term as we continue to increase investments to support our growth. In addition, following the completion of the IPO, we also expect to incur additional general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and those of any national securities exchange on which our securities are traded, additional insurance expenses, investor relations activities and other administrative and professional services. As a result, we expect that our general and administrative expense will increase in absolute dollars but may fluctuate as a percentage of our revenue from period to period.

Depreciation and Amortization Expenses.    We depreciate and amortize the cost of our property and equipment using the straight-line method over the estimated useful lives of the assets, which is three to seven years in the case of furniture, equipment and software and the lesser of the lease term or five years in the case of leasehold improvements, 15 years for land improvements and 39 years for buildings.

Other (Expense) Income, net

Change in fair value of convertible notes. We account for the convertible notes issued in December 2018 and January 2019 at fair value with any changes in the fair value recognized in the statements of operations as a component of other (expense) income, net.

Interest expense. Interest income (expense), net consists of interest incurred on our outstanding line of credit and other debt obligations. For the period ended March 31, 2019, interest expense also included debt issuance costs related to the convertible notes issued in January 2019.

Other income, net. Other income, net consists primarily of income or losses from our equity method investees, as well as rental income for office space leases to third-party tenants in our corporate headquarters building in Boca Raton, Florida (acquired in October 2018). Our equity method investments as of March 31, 2019 consisted of a 50% non-controlling interest in two separate joint ventures. Both joint ventures are manufacturers of aromatic devices. The operating activity related to the joint ventures was immaterial for the three months ended March 31, 2019 and 2018. Our equity method investments as of March 31, 2018 also consisted of a 33.3% non-controlling interest in NWT Holdings, LLC (“NWT”), a manufacturer of aromatic devices. On December 11, 2018, Greenlane spun off 100% of its interest in the subsidiary which held its investment in NWT through a distribution to its members.

Provision for income taxes

The Operating Company is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, taxable income or loss is passed through to and included in the taxable income of its members. Accordingly, the consolidated financial statements of the Operating Company included herein do not include a provision for U.S. federal income taxes. The Operating Company is liable for various other state and local taxes and is subject to income taxes in foreign jurisdictions. Therefore, the provision for income taxes includes only income taxes on income from our Canadian subsidiary and state income tax, if any, in the consolidated financial statements.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

There have been no material changes to our critical accounting policies as compared to the critical accounting policies and significant judgments and estimates disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our final prospectus dated April 17, 2019, filed with the SEC on April 22, 2019 pursuant to Rule 424(b) of the Securities Act of 1933, as amended. For additional information, refer to Note 2 of the Operating Company’s condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Results of Operations

	For the three months ended March 31,
	2019	2018
Net sales	$49,897,604	$43,257,643
Cost of sales	40,910,819	34,204,549
Gross profit	8,986,785	9,053,094
Operating expenses:
Salaries, benefits and payroll taxes	8,082,124	2,947,006
General and administrative	5,384,125	3,534,389
Depreciation and amortization	684,077	242,409
Total operating expenses	14,150,326	6,73,804
(Loss) income from operations	(5,163,541)	2,395,290
Other (expense) income, net:
Change in fair value of convertible notes	(12,062,500)	-
Interest expense	(601,880)	(42,259)
Other income, net	175,237	93,515
Total other (expense) income, net	(12,489,143)	51,256
(Loss) income before income taxes	(17,652,684)	2,380,546
Provision for income taxes	11,665	81,817
Net (loss) income	$(17,664,349)	$2,298,729

Comparison of Quarters ended March 31, 2019 and 2018

Net Sales

	Three Months Ended
	March 31,		Change
	2019	2018	$	%
Net sales	$49,897,604	$43,257,643	$6,639,961	15.3%

Net sales increased approximately $6.6 million or 15.3%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to the change in the regulatory environment in Canada in October 2018. With the legalization of cannabis in Canada, we experienced an increase in overall sales to that region.  Merchandise sales in Canada were approximately $6.9 million for the three months ended March 31, 2019, compared to approximately $2.1 million for the three months ended March 31, 2018, representing an increase of $4.8 million, or 228.6%. Merchandise sales in the United States were approximately $42.5 million for the three months ended March 31, 2019, compared to approximately $40.6 million for the three months ended March 31, 2018, representing an increase of $1.9 million, or 4.7%.

The overall total net sales increase of $6.6 million (combined US and Canada) is primarily due to the increased popularity and availability of products by our top product lines. The top six selling product lines collectively resulted in net sales of approximately $39.8 million for the three months ended March 31, 2019, compared to approximately $33.5 million for the three months ended March 31, 2018, representing an increase of approximately $6.3 million, or 18.8%. Approximately $2.6 million of this increase relates to child-resistant storage solution products conforming to American Society for Testing and Materials (“ASTM”) standards, while an additional $2.7 million of this increase relates to e-cigarette products. The remaining $1.0 million increase relates to vaporizers and vaporizer accessory products.

Cost of Sales

	Three Months Ended
	March 31,		Change
	2019	2018	$	%
Cost of sales	$40,910,819	$34,204,549	$6,706,270	19.6%
Percentage of net sales	82.0%	79.1%
Gross profit percentage	18.0%	20.9%

Cost of sales increased approximately $6.7 million in the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to an increase of approximately $7.4 million, or 23.0%, in cost of merchandise expense from approximately $32.2 million in the three months ended March 31, 2018 to approximately $39.6 million in the three months ended March 31, 2019. In addition, there was an $800,000 decrease in other cost of goods fees. This decrease was primarily related to purchase volume discounts the Company received from vendors in the three months ended March 31, 2019 that were not received in the three months ended March 31, 2018.

Salaries, benefits and payroll taxes

	Three Months Ended
	March 31,		Change
	2019	2018	$	%
Salaries, benefits and payroll taxes	$8,082,124	$2,947,006	$5,135,119	174.2%
Percentage of net sales	16.2%	6.8%

Salaries, benefits and payroll taxes expenses increased approximately $5.1 million in the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to an increase in personnel expenses of approximately $2.2 million resulting from the addition of 79 employees as we continued to expand our domestic sales and marketing efforts. We had 211 employees as of March 31, 2018 and 290 employees as of March 31, 2019. Further, we recorded approximately $2.6 million of equity-based compensation expense related to the redeemable Class B units which were granted as equity-based compensation to certain executives of the Operating Company. We also recorded approximately $230,000 of equity-based compensation related to new profits interest awards that were awarded in January and February 2019.

General and Administrative Expenses

	Three Months Ended
	March 31,		Change
	2019	2018	$	%
General and administrative	$5,384,125	$3,534,389	$1,849,736	52.3%
Percentage of net sales	10.8%	8.2%

General and administrative expenses increased approximately $1.8 million in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase is primarily due to an increase of approximately $441,000 in marketing expenses; an increase of $378,000 in subcontracted services, labor and temp fees primarily due to the use of a third-party placement firm to find the new CFO, an increase of approximately $115,000 in rent and facilities expense due to new warehouse facilities, the acquisition of the headquarters building, and the acquisition of Pollen Gear; an increase of approximately $118,000 in bank merchant fees due to our increased sales volume; an increase of approximately $176,000 in software expenses; an increase of approximately $338,000 in accounting expenses, and an increase of approximately $258,000 in consulting and legal fees.

Depreciation and Amortization Expenses

	Three Months Ended
	March 31,		Change
	2019	2018	$	%
Depreciation and amortization	$684,077	$242,409	$441,668	182.2%
Percentage of net sales	1.4%	0.6%

Depreciation and amortization expense increased approximately $442,000 in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 primarily due to tangible and intangible asset additions, including tangible and intangible assets acquired through the acquisition of Pollen Gear LLC, and our corporate headquarters building located in Boca Raton, Florida.

Other (Expense) Income, Net

	Three Months Ended
	March 31,		Change
	2019	2018	$	%
Other (expense) income, net	$(12,489,143)	$51,256	$(12,540,399)	*
Percentage of net sales	(25.0)%	0.1%

*	Not meaningful.

Other (expense) income, net increased by approximately $12.5 million in the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to an increase of approximately $12.1 million resulting from the change in fair value of convertible notes payable. Additionally, this change is attributable to an increase of approximately $563,000 in interest expense related to the debt incurred to purchase our new corporate headquarters building in Boca Raton, Florida, and to debt placement costs incurred in connection with the convertible notes issued.

Provision for Income Taxes

	Three Months Ended
	March 31,		Change
	2019	2018	$	%
Provision for income taxes	$11,665	$81,817	$(70,152)	(85.7)%
Percentage of net sales	0.0%	0.2%

Provision for income taxes decreased by approximately $70,000, or 85.7%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to the calculation in 2019 being based on actual quarterly taxable income as opposed to being calculated on projected yearly taxable income in 2018. As discussed above, after the consummation of the IPO, we became subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of Greenlane Holdings, Inc. and will be taxed at the prevailing corporate tax rates. As a result, we expect our provision for income taxes, both in amount and as a percentage of our net sales, to increase in future periods.

Non-GAAP Financial Measures

Adjusted Net (Loss) Income is defined as net (loss) income before equity-based compensation expense, changes in the fair value of our convertible notes, debt placement costs for the convertible notes, and non-recurring expenses primarily related to our transition to being a public company. The debt placement costs related to the convertible notes issued in January 2019 are reported in the interest expense line item in the condensed consolidated statement of operations for the three months ended March 31, 2019. Non-recurring expenses related to our transition to being a public company, which are reported within general and administrative expenses in our condensed consolidated statements of operations, represent fees and expenses primarily attributable to consulting fees and incremental audit and legal fees. Adjusted EBITDA is defined as net (loss) income before interest expense, income tax expense, depreciation and amortization expense, equity-based compensation expense, other income, net, changes in fair value of our convertible notes, and non-recurring expenses primarily related to our transition to being a public company. We disclose Adjusted Net (Loss) Income and Adjusted EBITDA, which are non-GAAP performance measures, because management believes these metrics assist investors and analysts in assessing our overall operating performance and evaluating how well we are executing our business strategies. You should not consider Adjusted Net (Loss) Income or Adjusted EBITDA as alternatives to net (loss) income, as determined in accordance with U.S. GAAP, as indicators of our operating performance.

Adjusted Net (Loss) Income and adjusted EBITDA have limitations as an analytical tool. Some of these limitations are:

●	Adjusted EBITDA does not include interest expense, which has been a necessary element of our costs

●	Adjusted EBITDA does not include depreciation expense of property, plant and equipment

●	Adjusted EBITDA does not include amortization expense associated with our intangible assets

●	Adjusted EBITDA does not include provision for income taxes or future requirements for income taxes to be paid

●	Adjusted EBITDA does not include other income, net

●	Adjusted Net (Loss) Income and Adjusted EBITDA do not include equity-based compensation expense

●	Adjusted Net (Loss) Income and Adjusted EBITDA do not include the change in fair value of convertible notes

●	Adjusted Net (Loss) Income and Adjusted EBITDA do not include expenses incurred related to our transition to being a public company

●	Adjusted Net (Loss) Income does not include debt placement costs for the convertible notes issued in January 2019

Because adjusted Net (Loss) Income and adjusted EBITDA do not account for these items, these measures have material limitations as indicators of operating performance. Accordingly, management does not view adjusted Net (Loss) Income or Adjusted EBITDA in isolation or as substitutes for measures calculated in accordance with U.S. GAAP.

The reconciliation of our net (loss) income to adjusted net (loss) income is as follows:

	Three Months Ended March 31,
	2019	2018
Net (loss) income	$(17,664,349)	$2,298,729
Debt placement costs for convertible notes (1)	422,383	-
Change in fair value of convertible notes	12,062,500	-
Transition to being a public company (2)	849,865	140,600
Equity-based compensation expense	2,850,879	-
Adjusted net (loss) income	$(1,478,722)	$2,439,329

(1)	Debt placement costs related to the issuance of convertible notes in January 2019.

(2)	Includes certain non-recurring fees and expenses primarily attributable to consulting fees and incremental audit and legal fees incurred in connection with our transition to being a public company.

The reconciliation of our net (loss) income to Adjusted EBITDA is as follows:

	Three Months Ended March 31,
	2019	2018
Net (loss) income	$(17,664,349)	$2,298,729
Other income, net	(175,237)	(93,515)
Transition to being a public company (1)	849,865	140,600
Interest expense	601,880	42,259
Provision for income taxes	11,665	81,817
Depreciation and amortization	684,077	242,409
Equity-based compensation expense	2,850,879	-
Change in fair value of convertible notes	12,062,500	-
Adjusted EBITDA	$(778,720)	$2,712,299

(1)	Includes certain non-recurring fees and expenses primarily attributable to consulting fees and incremental audit and legal fees incurred in connection with our transition to being a public company.

Liquidity and Capital Resources

As of March 31, 2019, we had approximately $2.8 million of cash and cash equivalents and approximately $28.0 million of working capital, which is calculated as current assets minus current liabilities, compared with approximately $7.3 million of cash and cash equivalents and approximately $26.7 million of working capital as of December 31, 2018. On April 23, 2019, we completed our IPO of 6,000,000 shares of Class A common stock. On April 29, 2019, the underwriters purchased an additional 450,000 shares of Class A common stock from selling stockholders pursuant to the partial exercise of their option to purchase additional shares in the IPO. The public offering price of the shares sold in the IPO was $17.00 per share, resulting in aggregate net proceeds to us of approximately $80.4 million, after deducting the underwriting discounts and commissions and offering expenses payable by us.

Working capital is impacted by the seasonal trends of our business and the timing of new product releases. See “— Seasonality.”

Sources of Funds

Our primary requirements for liquidity and capital are working capital, debt service and general corporate needs. Historically, these cash requirements have been met through cash provided by operating activities and borrowings under our bank revolving line of credit. For a description of our line of credit, see “— Line of Credit and Term Loan.” We also intend to use a portion of the net proceeds from the IPO to fund certain capital and liquidity requirements. In the future, we may also engage in offerings of our securities or incur additional debt.

Uses of Funds

Additional future liquidity needs may include public company costs, payments in respect of the redemption rights of common units of the Operating Company (“Common Units”) held by its members that may be exercised from time to time (should we elect to exchange such Common Units for a cash payment), payments under the Tax Receivable Agreement and state and federal taxes to the extent not sheltered by our tax assets, including those arising as a result of purchases, redemptions or exchanges of Common Units for Class A common stock. The members of the Operating Company may exercise their redemption right for as long as their Common Units remain outstanding. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect that the payments that we will be required to make to the members will be significant. Any payments made by us to the members under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us or to the Operating Company and, to the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement.

Notwithstanding our obligations under the Tax Receivable Agreement, we believe that our sources of liquidity and capital will be sufficient to finance our continued operations and growth strategy, our planned capital expenditures and the additional expenses we expect to incur as a public company for at least the next 12 months. However, we cannot assure you that our cash provided by operating activities, cash and cash equivalents or cash available under our bank line of credit will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, and if availability under our bank line of credit is not sufficient, we may have to obtain additional financing. If we obtain additional capital by issuing equity securities, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we can obtain refinancing or additional financing on favorable terms, or at all, to meet our future capital needs.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from the consolidated financial statements of the Operating Company included elsewhere in this Quarterly Report on Form 10-Q:

	Three Months Ended March 31,
	2019	2018
Cash used in operating activities	$(7,261,668)	$(2,836,422)
Cash (used in) provided by investing activities	(972,428)	547,347
Cash provided by financing activities	3,641,833	3,327,679
Effect of exchange rates on cash	27,553	(19,925)
Net (decrease) increase in cash	$(4,564,710)	$1,018,679

Cash Flows from Operating Activities

During the three months ended March 31, 2019 and 2018, we used cash of approximately $7.3 million and $2.8 million, respectively, for operating activities. Net cash used for operating activities increased by approximately $4.5 million to $7.3 million cash used for the three months ended March 31, 2019 from approximately $2.8 million of cash used for the three months ended March 31, 2018. The increase in net cash used for operating activities resulted from a decrease in net income of approximately $19.9 million. The components of operating assets and liabilities decreased by approximately $0.1 million driven primarily by decreases in accounts payable of approximately $8.8 million, accounts receivable of approximately $0.6 million, and payments of operating leases of approximately $0.2 million, offset primarily by increases in vendor deposits of approximately $4.7 million, inventories of approximately $4.3 million, and accrued expenses of $0.5 million. Further, for the three months ended March 31, 2019, we had noncash expenses of approximately $16.1 million, including approximately $12.1 million related to the change in fair value of convertible notes and approximately $2.9 million related to equity-based compensation.

Cash Flows from Investing Activities

During the three months ended March 31, 2019, we used approximately $1.0 million of cash for investing activities, while approximately $0.5 million of cash was provided by investing activities for the three months ended March 31, 2018. For the three months ended March 31, 2019, we used approximately $0.5 million of cash for capital expenditures, including computer hardware and software to support our growth and development, and to purchase warehouse supplies and equipment, including the buildout of our two retail locations. We also made an investment in equity securities of an entity for approximately $0.5 million, which represents a 1.71% ownership interest in the entity. For the three months ended March 31, 2018, we acquired cash of approximately $0.8 million from the acquisition of Better Life Holdings, LLC. This increase was partially offset by cash used for capital expenditures of approximately $0.2 million.

Cash Flows from Financing Activities

During the three months ended March 31, 2019 and 2018, we received approximately $3.6 million and $3.3 million, respectively, from financing activities. During the three months ended March 31, 2019, cash provided by financing activities was primarily attributable to proceeds from the issuance of convertible notes of approximately $8.0 million and proceeds from the line of credit of approximately $0.3 million, which was offset in part by the redemption of limited liability company membership interests of approximately $3.0 million, payment of approximately $1.6 million of debt issuance costs related to the convertible notes issued in December 2018 and January 2019, and approximately $0.1 million paid related to offering costs, capital lease obligations, and notes payable for the period. In the three months ended March 31, 2018, cash provided by financing activities was primarily due to net borrowings on the line of credit to a related party of approximately $4.1 million, offset primarily by member distributions of approximately $1.0 million.

Line of Credit and Term Loan

On October 4, 2017, Jacoby & Co. Inc., the prior managing member of the Operating Company, entered into a credit agreement with Fifth Third Bank. The credit agreement originally provided for a revolving credit facility of up to $8.0 million. Jacoby & Co. Inc.’s obligations as the borrower under the credit facility were guaranteed by Aaron LoCascio and Adam Schoenfeld (our Chief Executive Officer and Chief Strategy Officer, respectively) as the stockholders of Jacoby & Co. Inc. at such time, and by all of our operating subsidiaries and were secured by a first priority security interest in substantially all of the assets of the Operating Company and its operating subsidiaries. The revolving credit facility originally matured on October 3, 2018.

On August 23, 2018, the parties to the original credit agreement entered into an amendment to such agreement pursuant to which the Operating Company became the borrower, and Jacoby & Co. Inc. became a guarantor, of the amounts borrowed thereunder. The amount of the revolving credit facility was increased from $8.0 million to $15.0 million and the termination date of the revolving credit facility was extended to August 23, 2020. The obligations of the Operating Company as borrower continued to be guaranteed by Messrs. LoCascio and Schoenfeld and the operating subsidiaries of the Operating Company, and Jacoby & Co. Inc. became an additional guarantor. The obligations of the Operating Company and the guarantors continue to be secured by substantially all of our assets.

On October 1, 2018, the parties to the amended credit agreement and 1095 Broken Sound Pkwy LLC, a newly-formed, wholly-owned subsidiary of the Operating Company that we organized to purchase our new corporate headquarters facility in Boca Raton, Florida (“BSP”), entered into an amendment to the amended credit facility to provide for a $8.5 million term loan on such date from Fifth Third Bank to BSP that was used by BSP to close on the purchase of our new corporate headquarters facility. The term loan amortizes over a period of seven years and matures on October 1, 2025 with a final balloon payment of approximately $7.2 million. The obligations of BSP as borrower under the term loan are secured by a mortgage on our new corporate headquarters facility and a lien on substantially all of our assets, and are guaranteed by Messrs. LoCascio and Schoenfeld, Jacoby & Co. Inc., the Operating Company and the operating subsidiaries of the Operating Company.

The revolving credit facility under the amended credit agreement bears interest at a rate per annum equal to LIBOR plus 3.5% and the term loan bears interest at a rate per annum equal to LIBOR plus 2.39%, in each case provided that no event of default has occurred. During the continuance of an event of default, the interest rate on each loan shall, at the option of Fifth Third Bank, increase by an additional 5% per annum, and Fifth Third Bank will be able to terminate the loans and declare all outstanding obligations of the borrowers under the amended credit agreement to be due and payable. The amended credit agreement contains customary events of default.

The amended credit agreement contains generally customary affirmative and negative covenants, including, but not limited to, restrictions on the ability of the Operating Company and each of its operating subsidiaries to incur additional indebtedness, create liens, make guarantees, sell or transfer any notes or other obligations, change or alter the nature of its business in any material respects, make changes to accounting policies and procedures or tax status, enter into certain transactions with affiliates, fail to comply with certain requirements and obligations relating to employee benefit plans, enter into or undertake certain liquidations, mergers, consolidations or acquisitions, permit the borrower group’s fixed charge coverage ratio to be less than 1.25 and transfer and/or dispose of assets. As of March 31, 2019, we were in compliance with all covenants under the amended credit agreement.

As of March 31, 2019, we had borrowings of $325,000 outstanding under the revolving credit facility included in the amended credit agreement. Repayments are made daily on the revolving credit facility through our sweep arrangement with Fifth Third Bank.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Seasonality

While our B2B customers typically operate in highly-seasonal businesses, we have historically experienced only moderate seasonality in our business, particularly during the fourth quarter, which coincides with Cyber Monday (the first Monday after Thanksgiving, when online retailers typically offer holiday discounts), and as our customers build up their inventories in anticipation of the holiday season and we have related promotional marketing campaigns. However, the rapid growth we have experienced in recent years may have masked the full effects of seasonal factors on our business to date and, as a result, seasonality may have a greater effect on our results of operations in future periods.

Profits Interests

In January and February 2019, we entered into profits interest award agreements with several of our executives and employees. The profits interests vest over a period of four to five years. Any unvested portion of the profits interest would have vested upon the consummation of a capital event that was also a change in control (as defined in the 2019 Equity Incentive Plan) of Greenlane. The agreements specified that the award entitles the grantee to only participate in certain net profits and net proceeds in excess of a threshold amount (as defined) from a capital event that was also a change in control of Greenlane, allocated and distributed to the profits interest from and after the grant date, and does not entitle the grantee to any other profits of Greenlane, and as such was intended to constitute a profits interest under the limited liability company operating agreement of the Operating Company. We determined that these awards represent equity instruments and such awards were accounted for under ASC Topic 718, Stock Compensation. The profits interest award provisions included both a service condition (explicit requisite service period) and a performance condition (i.e., change in control). Vesting of the profits interest awards was based on satisfying either the service or the performance condition. As a result, the initial requisite service period was the shorter of the explicit service period for the service condition or the explicit or implicit service period for the performance condition. Under ASC Topic 718, the total fair value of the profits interest awards is measured at grant date and compensation cost is recognized over the service vesting period or accelerated if a change of control occurred prior to the completion of service vesting. The grant date fair value of awards made in January and February 2019 was approximately $4.8 million.

During the three months ended March 31, 2019, we recorded compensation expense of approximately $230,000 related to the profits interests granted in January and February 2019, which is included in salaries, benefits and payroll taxes in the condensed consolidated statement of operations. As of March 31, 2019, we had approximately $4.6 million of unrecognized compensation costs related to the profits interests granted as equity-based compensation. This amount is expected to be recognized over a weighted-average period of 2.9 years.

Redeemable Class B Units

We determined that a portion of redeemable Class B units granted as equity-based compensation met the criteria for liability classification under ASC 718, Stock Compensation. One-half of each holder’s award was deemed vested on the modification date and the other half contained a service condition spanning from two to three years. For the liability-classified portion of the awards, we will remeasure the fair value of the awards each reporting period until the awards are settled, and true up compensation cost each reporting period for changes in fair value pro-rated for the portion of the requisite service period rendered.

During the three-months ended March 31, 2019, we recorded compensation expense of approximately $2.6 million resulting from the incremental vesting and modification of one of the redeemable Class B units awards, which is included in salaries, benefits and payroll taxes in the condensed consolidated statement of operations. We recorded an equity-based compensation liability of approximately $357,000 and 21,000 within accrued expenses in the accompanying condensed consolidated balance sheets as March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, we had approximately $2.9 million of unrecognized compensation costs related to the redeemable Class B units granted as equity-based compensation. This amount is expected to be recognized over a weighted-average period of 1.9 years.

The fair value of our redeemable Class B units which were granted as equity-based compensation, is based on Greenlane Holdings, Inc’s. IPO price per share of $17.00.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We currently have no material exposure to interest rate risk. In the future, we intend to invest our excess cash primarily in money market funds, debt instruments of the U.S. government and its agencies and in high quality corporate bonds and commercial paper. Due to the short-term nature of these investments, we do not believe that there will be material exposure to interest rate risk arising from our investments.

Foreign Currency Risk

Prior to August 23, 2013, all of our product sales, inventory purchases and operating expenses were denominated in U.S. dollars. We therefore did not have any foreign currency risk associated with these activities. In August 2013, we created a wholly-owned subsidiary in Canada, Vape World Distribution LTD (“VWDL”). The functional currency of all of our entities is the U.S. dollar, other than VWDL, the functional currency of which is the Canadian dollar. While currently a material portion of our inventory purchases for VWDL are in U.S. dollars, its product sales will primarily be in Canadian dollars. Additionally, VWDL incurs its operating expenses in Canadian dollars. Therefore, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, principally the Canadian dollar. However, we believe that the exposure to foreign currency fluctuation from product sales and operating expenses is immaterial at this time as the related product sales and costs do not constitute a significant portion of our total net sales and expenses. As we grow and expand the geographic reach of our operations, our exposure to foreign currency risk could become more significant. To date, we have not entered into any foreign currency exchange contracts and currently do not expect to enter into foreign currency exchange contracts for trading or speculative purposes.

Impact of Inflation

Our results of operations and financial condition are presented based on historical costs. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our historical results of operations and financial condition have been immaterial. We cannot assure you, however, that our results of operations and financial condition will not be materially impacted by inflation in the future.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report identified in connection with the evaluation of our disclosure controls and procedures described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of its business, Greenlane is involved in various legal proceedings involving a variety of matters. Greenlane does not believe there are any pending legal proceedings that will have a material adverse effect on Greenlane’s business, consolidated financial position, results of operations, or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties.

ITEM 1A. RISK FACTORS

For a discussion of potential risks and uncertainties related to us, see the information included as Exhibit 99.1 to this Quarterly Report and incorporated herein by reference, which is excerpted from the our final IPO prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933, as amended, which was filed with the SEC on April 22, 2019 and is accessible on the SEC’s website at www.sec.gov.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On April 23, 2019, in connection with the IPO, we issued (i) an aggregate of 80,886,549 of shares of Class C common stock to Adam Schoenfeld, our Chief Strategy Officer, Jacoby & Co. Inc., an affiliated entity of Mr. Schoenfeld, and Aaron LoCascio, our Chief Executive Officer and (ii) an aggregate of 6,156,708 shares of our Class B common stock to certain other former members in the Operating Company. The issuances were made in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act and Regulation D under the Securities Act.

Use of Proceeds from Registered Securities

On April 23, 2019, we completed our IPO of 6,000,000 shares of Class A common stock, which was comprised of 5,250,000 shares of Class A common stock sold by Greenlane and 750,000 shares sold by certain selling stockholders (comprised of Aaron LoCascio, Greenlane’s Chief Executive Officer, Adam Schoenfeld, Greenlane’s Chief Strategy Officer, and an affiliated entity of Messrs. LoCascio and Schoenfeld), in each case at a public offering price of $17.00 per share. On April 29, 2019, the underwriters purchased an additional 450,000 shares of Class A common stock from selling stockholders pursuant to the partial exercise of their option to purchase additional shares in the IPO. We received aggregate net proceeds of approximately $80.4 million, after deducting the underwriting discounts and commissions of approximately $7.1 million and approximately $2.3 million of offering expenses payable by us. We intend to use approximately $2.0 million of the net proceeds from the IPO for capital improvements to our warehouses and other facilities and for capital expenditures relating to information technology systems. We intend to use the remainder of the net proceeds for working capital and general corporate purposes, including to fund possible investments in, and acquisitions of, complementary companies or their assets, businesses, partnerships, minority investments, products or technologies. However, we currently have no commitments or agreements regarding any such acquisitions or investments. All shares were sold pursuant to a registration statement on Form S-1, as amended (File No. 333-230405), which was declared effective by the SEC on April 17, 2019. Cowen and Company, LLC and Canaccord Genuity LLC served as representatives of the several underwriters in the offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying Exhibit Index, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Greenlane Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to Greenlane’s Current Report on Form 8-K, filed on April 25, 2019).
3.2	Second Amended and Restated Bylaws of Greenlane Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to Greenlane’s Current Report on Form 8-K, filed on April 25, 2019).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to Greenlane’s Registration Statement on Form S-1/A, filed on April 8, 2019).
4.2	Form of Convertible Promissory Note (Incorporated by reference to Exhibit 4.2 to Greenlane’s Registration Statement on Form S-1, filed on March 20, 2019).
10.1	Reorganization Agreement, dated April 17, 2019, by and among Greenlane Holdings, Inc., Greenlane Holdings, LLC and the Members of Greenlane Holdings, LLC listed on the signature pages thereto (Incorporated by reference to Exhibit 10.3 to Greenlane’s Current Report on Form 8-K, filed on April 25, 2019).
10.2	Registration Rights Agreement, dated April 17, 2019, by and among Greenlane Holdings, Inc., Greenlane Holdings, LLC and its Members (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed on April 25, 2019).
10.3	Third Amended and Restated Operating Agreement of Greenlane Holdings, LLC, dated April 17, 2019, by and among Greenlane Holdings, LLC and its Members (Incorporated by reference to Exhibit 10.2 to Greenlane’s Current Report on Form 8-K, filed on April 25, 2019).
10.4	Tax Receivable Agreement, dated April 17, 2019, by and among Greenlane Holdings, Inc., Greenlane Holdings, LLC and each of the members of Greenlane Holdings, LLC from time to time party thereto (Incorporated by reference to Exhibit 10.4 to Greenlane’s Current Report on Form 8-K, filed on April 25, 2019).
10.5*	Indemnification Agreement by and between Greenlane Holdings, Inc. and each of its directors and officers listed on Schedule A thereto.
10.6	Credit Agreement, dated as of October 4, 2017, by and between Jacoby & Co. Inc. and Fifth Third Bank (Incorporated by reference to Exhibit 10.6 to Greenlane’s Registration Statement on Form S-1, filed on March 20, 2019).
10.7	Omnibus Amendment No.1 to Credit Agreement, Guarantees, and Security Agreements, dated as of August 23, 2018, by and among Greenlane Holdings, LLC, Jacoby & Co. Inc., the other Borrower Parties listed on the signature page thereto and Fifth Third Bank (Incorporated by reference to Exhibit 10.7 to Greenlane’s Registration Statement on Form S-1, filed on March 20, 2019).
10.8	Amended and Restated Credit Agreement, dated as of October 1, 2018, by and among 1095 Broken Sound Pkwy LLC, Greenlane Holdings, LLC and Fifth Third Bank (Incorporated by reference to Exhibit 10.8 to Greenlane’s Registration Statement on Form S-1, filed on March 20, 2019).
10.9	Greenlane Holdings, Inc. 2019 Equity Incentive Plan (Incorporated by reference to Exhibit 10.5 to Greenlane’s Current Report on Form 8-K, filed on April 25, 2019).
10.10	Contribution Agreement, dated as of February 20, 2018, by and among Greenlane Holdings, LLC (f/k/a Jacoby Holdings LLC), the Sellers named therein and Better Life Products, Inc., as Seller Representative (Incorporated by reference to Exhibit 10.10 to Greenlane’s Registration Statement on Form S-1, filed on March 20, 2019).
10.11	Employment Agreement with Aaron LoCascio (Incorporated by reference to Exhibit 10.11 to Greenlane’s Registration Statement on Form S-1, filed on March 20, 2019).
10.12	Employment Agreement with Adam Schoenfeld (Incorporated by reference to Exhibit 10.12 to Greenlane’s Registration Statement on Form S-1, filed on March 20, 2019).
10.13	Employment Agreement with Sasha Kadey (Incorporated by reference to Exhibit 10.13 to Greenlane’s Registration Statement on Form S-1, filed on March 20, 2019).
10.14	Employment Agreement with Jay Scheiner (Incorporated by reference to Exhibit 10.14 to Greenlane’s Registration Statement on Form S-1, filed on March 20, 2019).

Exhibit Number	Description
10.15	Employment Agreement with Ethan Rudin (Incorporated by reference to Exhibit 10.15 to Greenlane’s Registration Statement on Form S-1, filed on March 20, 2019).
10.16	Contribution Agreement, dated as of January 4, 2019, by and among Greenlane Holdings, LLC, Pollen Gear Holdings LLC and Pollen Gear LLC (Incorporated by reference to Exhibit 10.18 to Greenlane’s Registration Statement on Form S-1, filed on March 20, 2019).
10.17	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.19 to Greenlane’s Registration Statement on Form S-1, filed on March 20, 2019).
10.18	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.20 to Greenlane’s Registration Statement on Form S-1, filed on March 20, 2019).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Excerpts from Greenlane’s Prospectus filed pursuant to Rule 424B on April 22, 2019.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbas Document*

*	Filed herewith.

**

This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREENLANE HOLDINGS, INC.

Date: May 9, 2019	By:	/s/ Aaron LoCascio
Aaron LoCascio
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2019	By:	/s/ Ethan Rudin
Ethan Rudin
Chief Financial Officer (Principal Financial and Accounting Officer)