Form 10-Q
period 2019-06-30
Greenlane Holdings, Inc.
filed 2019-08-13
CIK 1743745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of August 12, 2019, Greenlane Holdings, Inc. had 9,997,776 shares of Class A common stock outstanding, 5,988,485 shares of Class B common stock outstanding and 77,791,218 shares of Class C common stock outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENLANE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	June 30, 2019	December 31, 2018
ASSETS
Current assets
Cash	$69,335	$7,341
Accounts receivable, net of allowance of $637 and $657 at June 30, 2019 and December 31, 2018, respectively	11,913	8,218
Inventories, net	48,105	29,502
Vendor deposits	7,207	7,917
Other current assets	3,424	4,127
Total current assets	139,984	57,105

Property and equipment, net	12,670	11,641
Intangible assets, net	5,653	3,662
Goodwill	8,996	5,446
Operating lease right-of-use assets	2,063	-
Deferred tax asset	11,002	-
Other assets	581	167
Total assets	$180,949	$78,021

LIABILITIES
Current liabilities
Accounts payable	$26,473	$20,226
Accrued expenses and other current liabilities	7,017	9,945
Current portion of notes payable	173	168
Current portion of operating leases	643	-
Current portion of finance leases	114	95
Total current liabilities	34,420	30,434

Convertible notes	-	40,200
Note payable, less current portion and debt issuance costs, net	8,098	8,176
Tax Receivable Agreement liability	5,721	-
Operating leases, less current portion	1,612	-
Finance leases, less current portion	253	237
Other liabilities	506	-
Total long-term liabilities	16,190	48,613
Total liabilities	50,610	79,047

Commitments and contingencies (Note 10)

REDEEMABLE CLASS B UNITS	-	10,033

STOCKHOLDERS’ EQUITY/MEMBERS’ DEFICIT
Members’ deficit	-	(10,773)
Preferred stock, $0.0001 par value, 10,000 shares authorized, none issued and outstanding as of June 30, 2019	-	-
Class A common stock, $0.01 par value per share, 125,000 shares authorized; 9,998 shares issued and outstanding as of June 30, 2019	100	-
Class B common stock, $0.0001 par value per share, 10,000 shares authorized; 5,988 shares issued and outstanding as of June 30, 2019	1	-
Class C Common stock, $0.0001 par value per share, 100,000 shares authorized; 77,791 shares issued and outstanding as of June 30, 2019	8	-
Additional paid-in capital	31,472	-
Accumulated deficit	(343)	-
Accumulated other comprehensive loss	(56)	(286)
Total stockholders’ equity attributable to Greenlane Holdings, Inc./members’ deficit	31,182	(11,059)
Non-controlling interest	99,157	-
Total stockholders’ equity/members’ deficit	130,339	(11,059)
Total liabilities, redeemable Class B units and stockholders’ equity/members’ deficit	$180,949	$78,021

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Net sales	$52,986	$40,561	$102,884	$83,818
Cost of sales	43,835	32,149	84,746	66,353
Gross profit	9,151	8,412	18,138	17,465
Operating expenses:
Salaries, benefits and payroll taxes	7,029	3,610	15,111	6,557
General and administrative	5,413	4,086	10,797	7,620
Depreciation and amortization	645	369	1,330	611
Total operating expenses	13,087	8,065	27,238	14,788
(Loss) income from operations	(3,936)	347	(9,100)	2,677
Other (expense) income, net:
Change in fair value of convertible notes	-	-	(12,063)	-
Interest expense	(140)	(117)	(742)	(160)
Other income, net	748	67	924	160
Total other (expense) income, net	608	(50)	(11,881)	-
(Loss) income before income taxes	(3,328)	297	(20,981)	2,677
(Benefit from) provision for income taxes	(108)	67	(97)	149
Net (loss) income	(3,220)	230	(20,884)	2,528
Less: Net loss attributable to non-controlling interest	(1,453)	-	(1,453)	-
Net (loss) income attributable to Greenlane Holdings, Inc.	$(1,767)	$230	$(19,431)	$2,528

Net loss attributable to Class A common stock per share - basic and diluted (1)	$(0.03)		$(0.03)
Weighted-average shares of Class A common stock outstanding - basic and diluted (1)	9,998		9,998

Other comprehensive income (loss):
Foreign currency translation adjustments	23	(13)	51	(32)
Comprehensive income (loss)	(3,197)	217	(20,833)	2,496
Less: comprehensive income (loss) attributable to non-controlling interest	(1,429)	-	(1,429)	-
Comprehensive income (loss) attributable to Greenlane Holdings, Inc.	$(1,768)	$217	$(19,404)	$2,496

(1)	Basic and diluted net loss per Class A common stock is presented only for the period after the Company’s organizational transactions. See Note 1 for a description of the organizational transactions. See Note 3 for the calculation of net loss per share.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CLASS B UNITS AND STOCKHOLDERS’ EQUITY / MEMBERS’ DEFICIT

(Unaudited)

(in thousands)

													Total
											Accumulated		Stockholders’
	Redeemable		Class A		Class B		Class C		Additional		Other	Non-	Equity /
	Class B	Members’	Common Stock		Common Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Controlling	Members’
	Units	Deficit	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Deficit
Balance, December 31, 2018	$10,033	$(10,773)	-	$-	-	$-	-	$-	$-	$-	$(286)	$-	$(11,059)

Activity prior to the initial public offering and related organizational transactions:
Issuance of redeemable Class B units, net of issuance costs	6,514	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Class A and Class B membership units	(416)	(2,602)	-	-	-	-	-	-	-	-	-	-	(2,602)
Equity-based compensation	2,304	191	-	-	-	-	-	-	-	-	-	-	191
Net loss	(3,045)	(14,619)	-	-	-	-	-	-	-	-	-	-	(14,619)
Member distributions	-	(21)	-	-	-	-	-	-	-	-	-	-	(21)
Effects of foreign currency exchange	-	-	-	-	-	-	-	-	-	-	28	-	28
Balance, March 31, 2019	$15,390	$(27,824)	-	$-	-	$-	-	$-	$-	$-	$(258)	$-	$(28,082)

Net loss prior to the organizational transactions	(246)	(1,179)	-	-	-	-	-	-	-	-	-	-	(1,179)
Equity-based compensation recognized prior to the organizational transactions	113	137	-	-	-	-	-	-	-	-	-	-	137
Member distributions	(76)	(801)	-	-	-	-	-	-	-	-	-	-	(801)
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	(8)	-	(8)

Effects of the initial public offering and related organizational transactions:
Effects of the organizational transactions	(15,181)	29,667	-	-	-	-	-	-	(114,094)	-	203	99,404	15,180
Issuance of Class A common stock in the IPO, net of underwriting discount	-	-	5,250	53	-	-	-	-	82,950	-	-	-	83,003
Issuance of Class A common stock to convertible notes holders	-	-	3,548	35	-	-	-	-	60,277	-	-	-	60,312
Issuance of Class A common to stock selling stockholders	-	-	750	8	(106)	(0)	(1,935)	(0)	(7)	-	-	-	1
Issuance of Class A common units to underwriter upon exercise of overallotment option	-	-	450	4	(63)	(0)	(1,161)	(0)	(4)	-	-	-	-
Issuance of Class B common stock	-	-	-	-	6,157	1	-	-	(1)	-	-	-	-
Issuance of Class C common stock	-	-	-	-	-	-	80,887	8	(8)	-	-	-	-
Capitalization of initial public offering costs	-	-	-	-	-	-	-	-	(3,523)	-	-	-	(3,523)
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	-	-	-	-	-	-	-	-	5,173	-	-	-	5,173
Joint venture consolidation	-	-	-	-	-	-	-	-	-	-	-	60	60
	-	-	-	-	-	-	-	-	-	-	-	-
Activity subsequent to the initial public offering and related organizational transactions:
Net loss	-	-	-	-	-	-	-	-	-	(343)	-	(1,453)	(1,796)
Equity-based compensation	-	-	-	-	-	-	-	-	709	-	-	1,122	1,831
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	7	24	31
Balance at June 30, 2019	$-	$-	9,998	$100	5,988	$1	77,791	$8	$31,472	$(343)	$(56)	$99,157	$130,339

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

													Total
											Accumulated		Stockholders’
	Redeemable	Members’	Class A		Class B		Class B		Additional		Other	Non-	Equity /
	Class B	Equity /	Common Stock		Common Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Controlling	Members’
	Units	Deficit	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Deficit
Balance, December 31, 2017	$-	$9,605	-	$-	-	$-	-	$-	$-	$-	$(209)	$-	$9,396
Issuance of redeemable Class B units	8,890	-	-	-	-	-	-	-	-	-	-	-	-
Net income	77	2,222	-	-	-	-	-	-	-	-	-	-	2,222
Member distributions	-	(1,007)	-	-	-	-	-	-	-	-	-	-	(1,007)
Effects of foreign currency exchange	-	-	-	-	-	-	-	-	-	-	(20)	-	(20)
Balance, March 31, 2018	$8,967	$10,820	-	$-	-	$-	-	$-	$-	$-	$(229)	$-	$10,591

Net income	23	207	-	-	-	-	-	-	-	-	-	-	207
Effects of foreign currency exchange	-	-	-	-	-	-	-	-	-	-	(13)	-	(13)
Balance, June 30, 2018	$8,990	$11,027	-	$-	-	$-	-	$-	$-	$-	$(242)	$-	$10,785

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net (loss) income (including amounts attributable to non-controlling interests)	$(20,884)	$2,528
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,330	611
Benefit from deferred income taxes	(123)	-
Amortization of deferred financing costs	37	7
Debt issuance costs on convertible notes	422	-
Equity-based compensation expense	4,575	-
Change in fair value of convertible notes	12,063	-
Provision for doubtful accounts	637	200
Provision for slow moving or obsolete inventory	(137)	27
Loss (Income) from equity method investments in associated entities	-	(81)
Other	(12)	(6)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(3,786)	(2,709)
Vendor deposits	2,410	(1,763)
Inventories	(18,466)	(5,007)
Deferred offering costs	2,284	-
Other current assets	(1,490)	(1,305)
Accounts payable	5,218	(2,105)
Accrued expenses	(2,486)	3,182
Payments of operating leases	(363)	-
Net cash used in operating activities	(18,771)	(6,421)
Cash flows from investing activities:
Acquisition of a subsidiary, net of cash acquired	91	785
Purchase of property and equipment, net	(754)	(250)
Purchase of intangible assets, net	(65)	(18)
Investments	(500)	-
Net cash (used in) provided by investing activities	(1,228)	517
Cash flows from financing activities:
Proceeds from issuance of convertible notes	8,050	-
Proceeds from issuance of Class A common stock sold in initial public offering, net of underwriting costs	83,003	-
Payment of debt issuance costs - convertible notes	(1,734)	-
Payments on long-term debt	-	(594)
Proceeds from notes payable	-	149
Payments on notes payable	(83)	-
Proceeds from related parties - line of credit, net	-	6,740
Payments of finance lease obligations	(41)	(33)
Deferred offering costs paid	(3,456)	-
Redemption of Class A and Class B units of Greenlane Holdings, LLC	(3,019)	-
Member distributions	(898)	(1,007)
Net cash provided by financing activities	81,822	5,255
Effects of exchange rate changes on cash	171	(32)
Net increase (decrease) in cash	61,994	(681)
Cash, as of beginning of the period	7,341	2,080
Cash, as of end of period	$69,335	$1,399

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$285	$153
Cash paid during the period for income taxes	$81	$136

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$363	$282
Operating cash flows for finance leases	$12	$7
Financing cash flows for finance leases	$41	$33

Non-cash investing activities and financing activities:
Conversion of convertible debt to Class A Units	$60,313	$-
Redeemable Class B Units issued for acquisition of a subsidiary	$6,664	$8,890
Deferred offering costs included in accounts payable and accrued expenses	$67	$-
Leased assets obtained in exchange for new finance lease liabilities	$88	$-
Leased assets obtained in exchange for new operating lease liabilities	$2,562	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BUSINESS OPERATIONS AND ORGANIZATION

Organization

Greenlane Holdings, Inc. (“Greenlane” and, collectively with the Operating Company (as defined below) and its consolidated subsidiaries, the “Company”) was formed as a Delaware corporation on May 2, 2018. Greenlane is a holding company that was formed for the purpose of completing an underwritten initial public offering (“IPO”) of shares of its Class A common stock (as defined below) and other related Transactions (as defined below) in order to carry on the business of Greenlane Holdings, LLC (the “Operating Company”), the predecessor of Greenlane for financial reporting purposes. The Operating Company was organized under the laws of the state of Delaware on October 28, 2015, and is based in Boca Raton, Florida. As the sole manager of the Operating Company, Greenlane operates and controls all the business and affairs of the Operating Company, and through the Operating Company and its consolidated subsidiaries, conducts its business. Unless the context otherwise requires, references to the “Company” refer to Greenlane Holdings, Inc., and its consolidated subsidiaries, including the Operating Company. The authorized shares of Greenlane consist of (i) Class A common stock, par value $0.01 per share (the “Class A common stock”); (ii) shares of Class B common stock, par value $0.0001 per share (the “Class B common stock); (iii) shares of Class C common stock, par value $0.0001 per share (the “Class C common stock,” and together with the Class A common stock and the Class B common stock, the “Common Stock”); and (iv) shares of preferred stock, par value $0.0001 per share. See “Initial Public Offering and Organizational Transactions,” below for the description of the IPO and the Transactions (as defined below) completed in April 2019.

The Operating Company has been determined to be the predecessor for accounting purposes and, accordingly, the condensed consolidated financial statements for periods prior to the IPO and the related Transactions have been adjusted to combine the previously separate entities for presentation purposes. Amounts for the period from January 1, 2018 through June 30, 2018 and from January 1, 2019 through April 22, 2019 presented in the condensed consolidated financial statements and condensed notes to the financial statements herein represent the historical operations of the Operating Company. The amounts as of June 30, 2019 and for the period from April 23, 2019 reflect the consolidated operations of the Company.

The Company, through its ownership of the Operating Company, holds investments in several companies that merchandise vaporizers and other products in the United States and Canada. Through its operating subsidiaries, the Company distributes to retailers through its wholesale operations and to consumers through its e-commerce activities. The Company operates four distribution centers in the United States and two distribution centers in Canada.

Initial Public Offering and Organizational Transactions

On April 23, 2019, Greenlane completed its IPO of 6,000,000 shares of Class A common stock, which was comprised of 5,250,000 shares of Class A common stock sold by Greenlane and 750,000 shares sold by certain selling stockholders (comprised of Aaron LoCascio, Greenlane’s Chief Executive Officer, Adam Schoenfeld, Greenlane’s Chief Strategy Officer, and an affiliated entity of Messrs. LoCascio and Schoenfeld), in each case at a public offering price of $17.00 per share. In addition, Greenlane issued 3,547,776 shares of Class A common stock to the holders of convertible notes upon conversion of such convertible notes at a settlement price equal to 80% of the IPO price. On April 29, 2019, the underwriters purchased an additional 450,000 shares of Class A common stock from selling stockholders pursuant to the exercise of their option to purchase additional shares in the IPO. Greenlane did not receive any proceeds from the sale of Class A common stock by the selling stockholders. The sale of shares of Class A common stock by Greenlane generated aggregate net proceeds to Greenlane, after deducting the underwriting discounts and commissions and offering expenses payable by Greenlane, of approximately $80.4 million. Greenlane contributed all of the net proceeds to the Operating Company in exchange for a number of common units of the Operating Company (“Common Units”) equal to the number of shares of Class A common stock sold by Greenlane in the IPO at a price per Common Unit equal to the IPO price per share of Class A common stock. After giving effect to the IPO and the related Transactions and the use of the net proceeds from the IPO Greenlane owns approximately 23.9% of the Operating Company’s outstanding Common Units. As a result of the IPO, Mr. Schoenfeld, Greenlane’s Chief Strategy Officer, and Jacoby & Co. Inc, an affiliated entity of Mr. Schoenfeld and Aaron LoCascio, Greenlane’s Chief Executive Officer, collectively control approximately 83.0% of the combined voting power of Greenlane’s common stock as a result of their ownership of Greenlane’s Class C common stock, which are issued on a three-to-one basis with the number of Common Units owned and each share of common stock is entitled to one vote all matters submitted to a vote of Greenlane’s stockholders.

As a result of the IPO and the Transactions, Greenlane became the sole manager of the Operating Company and its principal asset is Common Units of the Operating Company. As the sole manager of the Operating Company, Greenlane operates and controls all of the business and affairs of the Operating Company, and through the Operating Company and its subsidiaries, conducts its business. Although Greenlane has a minority economic interest in the Operating Company, Greenlane has the sole voting interest in, and controls the management of, the Operating Company, and has the obligation to absorb losses of, and receive benefits from, the Operating Company, that could be significant. Greenlane has determined that, as a result of the Transactions, the Operating Company is a variable interest entity (“VIE”) and that Greenlane is the primary beneficiary of the Operating Company. Accordingly, pursuant to the VIE accounting model, beginning in the fiscal quarter ended June 30, 2019, Greenlane consolidated the Operating Company in its consolidated financial statements and reports a non-controlling interest related to the Common Units held by the members of the Operating Company (other than the Common Units held by Greenlane) on its consolidated financial statements. Greenlane has a board of directors and executive officers but has no employees. All of the Company’s assets are held by, and all of its operations are conducted through, the Operating Company. All of the Company’s employees are employed by the Operating Company.

In connection with the closing of the IPO, Greenlane and the Operating Company consummated the following organizational transactions (collectively, the “Transactions”):

●	The Operating Company adopted and approved the Third Amended and Restated Operating Agreement of the Operating Company (the “Operating Agreement”), which converted each member’s existing membership interests in the Operating Company into Common Units, including unvested membership interests and profits interests into unvested Common Units, and appointed Greenlane as the sole manager of the Operating Company;

●	Greenlane amended and restated its certificate of incorporation to, among other things, provide for Class A common stock, Class B common stock and Class C common stock;

●	Greenlane issued, for nominal consideration, one share of Class B common stock to its non-founder members for each Common Unit they owned and issued, for nominal consideration, three shares of Class C common stock to its founder members for each Common Unit they owned;

●	Greenlane issued and sold 3,547,776 shares of Class A common stock upon conversion of the convertible notes at a settlement price equal to 80% of the IPO price;

●	Greenlane issued and sold 1,200,000 shares of its Class A common stock to its members upon exchange of an equal number of Common Units, which shares were sold by the members as selling stockholders in the IPO, including 450,000 shares issued pursuant to the partial exercise of the underwriters’ option to purchase additional shares;

●	Greenlane issued and sold 5,250,000 shares of its Class A common stock to the purchasers in the IPO, and used all of the net proceeds received from the IPO to acquire Common Units from the Operating Company at a purchase price per Common Unit equal to the IPO price per share of Class A common stock, less underwriting discounts and commissions, which Common Units, when added to the Common Units received from the selling stockholders, collectively represented approximately 15.4% of the Operating Company’s outstanding Common Units after the IPO;

●	The members of the Operating Company continue to own their Common Units not exchanged for the shares of Class A common stock sold by them as selling stockholders in the IPO;

●	Greenlane entered into (i) a Tax Receivable Agreement (the “TRA”) with the Operating Company and the Operating Company’s members and (ii) a Registration Rights (the “Registration Rights Agreement”) with the Operating Company’s members who, assuming that all of the Common Units of such members are redeemed or exchanged for newly-issued shares of Class A common stock on a one-to-one basis, will own an aggregate of 31,918,891 shares of Class A common stock, representing approximately 89.4% of the combined voting power of all of Greenlane’s Common Stock. Although the actual timing and amount of any payments that Greenlane will make to the Operating Company’s members under the TRA will vary, Greenlane expects those payments to be significant.

Common Units are redeemable, subject to contractual restrictions, at the election of such members for newly-issued shares of Class A common stock on a one-to-one basis (and their shares of Class B common stock or Class C common stock, as the case may be, will be cancelled on a one-to-one basis in the case of Class B common stock or three-to-one basis in the case of Class C common stock upon any such issuance). Greenlane has the option to instead make a cash payment equal to a volume weighted average market price of one share of Class A common stock for each Common Unit redeemed (subject to customary adjustments, including for stock splits, stock dividends and reclassifications) in accordance with the terms of the Operating Agreement. Greenlane’s decision to make a cash payment upon a member’s redemption election will be made by its independent directors (within the meaning of the Nasdaq Marketplace Rules) who are disinterested in such proposed redemption.

Greenlane’s corporate structure following the IPO, as described above, is commonly referred to as an “Up-C” structure, which is often used by partnerships and limited liability companies when they undertake an initial public offering of their business. The Up-C structure allows the members of the Operating Company to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership, or “pass-through” entity, for income tax purposes following the IPO. One of these benefits is that future taxable income of the Operating Company that is allocated to its members will be taxed on a flow-through basis and therefore will not be subject to corporate taxes at the Operating Company entity level. Additionally, because the members may redeem their Common Units for cash or, at Greenlane’s option, for shares of Greenlane’s Class A common stock on a one-for-one basis, the Up-C structure also provides the members with potential liquidity that holders of non-publicly traded limited liability companies are not typically afforded.

Greenlane will receive the same benefits as its members because of its ownership of Common Units in an entity treated as a partnership, or “pass-through” entity, for income tax purposes. As Greenlane redeems additional Common Units from the Operating Company’s members under the mechanism described above, Greenlane will obtain a step-up in tax basis in Greenlane’s share of the Operating Company’s assets. This step-up in tax basis will provide Greenlane with certain tax benefits, such as future depreciation and amortization deductions that can reduce the taxable income allocable to Greenlane. Greenlane entered into the TRA with the Operating Company and each of the Operating Company’s members, which provides for the payment by Greenlane to the Operating Company’s members of 85% of the amount of tax benefits, if any, that Greenlane actually realizes (or in some cases, is deemed to realize) as a result of (i) increases in tax basis resulting from the redemption of Common Units and (ii) certain other tax benefits attributable to payments made under the TRA.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair financial statement presentation have been made. Certain reclassifications have been made to prior year amounts or balances to conform to the presentation adopted in the current year. The consolidated results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or any other future annual or interim period. These condensed consolidated financial statements should be read in conjunction with the Operating Company’s audited consolidated financial statements and related notes for the year ended December 31, 2018, which are included in Greenlane’s final prospectus, dated April 17, 2019, filed with the SEC on April 22, 2019 pursuant to Rule 424(b) of the Securities Act of 1933, as amended.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Segment Reporting

The Company’s chief operating decision maker (“CODM”) is Aaron LoCascio, Greenlane’s Chief Executive Officer. The CODM reviews operating results and operating plans and makes resource allocation decisions on an entity-wide or aggregate basis. The Company has two distinct operating segments, which include the United States operations and Canadian operations. The Canadian operating segment consists of the Company’s wholly-owned, Canada-based, subsidiary. The United States operating segment is comprised of all other operating subsidiaries. Beginning with the quarter ended March 31, 2019, the Company had a change in reportable segments as the Canadian operating segment no longer met the quantitative criteria to be aggregated with the United States operating segment as one reportable segment. The United States and Canada reportable segments have been identified based on how the CODM manages the business, makes operating decisions and evaluates operating performance. See “Note 15—Segment Reporting.”

Business Combinations

Business combinations are accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations (“ASC 805”). Under the acquisition method, the acquiring entity in a business combination recognizes 100% of the acquired assets and assumed liabilities, regardless of the percentage owned, at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of the net assets acquired, including other identifiable assets, exceeds the purchase price, a bargain purchase gain is recognized. Assets acquired, and liabilities assumed from contingencies, are recognized at fair value if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the condensed consolidated statement of operations from the date of acquisition. Acquisition-related costs, including conversion and restructuring charges, are expensed as incurred. See “Note 11— Business Acquisition.”

Equity-Based Compensation

The Company accounts for equity-based compensation grants of equity awards to employees in accordance with ASC Topic 718, Compensation - Stock Compensation. This standard requires compensation expense to be measured based on the estimated fair value of share-based awards on the date of grant and recognized as expense over the requisite service period, which is generally the vesting period. Equity-based compensation costs are recognized using a graded vesting schedule. For liability-classified awards, the Company records fair value adjustments up to and including the settlement date. Changes in the fair value of the equity-based compensation liability that occur during the requisite service period are recognized as compensation cost over the vesting period. Changes in the fair value of the equity-based compensation liability that occur after the end of the requisite service period but before settlement, are compensation cost of the period in which the change occurs. The Company accounts for forfeitures as they occur. See “Note 13—Equity-Based Compensation.”

Fair Value Measurements

The Company applies the provisions of ASC Topic 820, Fair Value Measurements, which defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The Company determines the fair market values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following three levels of inputs may be used to measure fair value:

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

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term debt, are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The fair value of long-term debt is the estimated amount the Company would have to pay to repurchase the debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at each balance sheet date. As of June 30, 2019, and 2018, the carrying amount of the Company’s long-term debt approximated its fair value.

Cash

For purposes of reporting cash flows, the Company considers cash on hand, checking accounts, and savings accounts to be cash. The Company considers all highly-liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. The Company places its cash with high credit quality financial institutions, which provide insurance through the Federal Deposit Insurance Company. At times, the balance in these accounts may exceed federal insured limits. The Company performs periodic evaluations of the relative credit standing of these institutions and does not expect any losses related to such concentrations. As of June 30, 2019, and December 31, 2018, approximately $0.4 million and $0.2 million, respectively, of the Company’s cash balances were in foreign bank accounts and uninsured. As of June 30, 2019, and December 31, 2018, the Company had no cash equivalents.

Accounts Receivable, net

Accounts receivable represent amounts due from customers for merchandise sales and are recorded when product has shipped. An account is considered past due when payment has not been rendered by its due date based upon the terms of the sale. Generally, accounts receivable are due 30 days after the billing date. The Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on a history of collections as well as current credit conditions. Accounts are written off as uncollectible on a case-by-case basis. Accounts receivable were reported net of the allowance for doubtful accounts of $0.6 million and $0.7 million at June 30, 2019 and December 31, 2018, respectively. Accounts receivable are pledged as collateral for the line of credit. See “Note 7—Long Term Debt.”

Inventories, net

Inventories consist principally of finished goods that are valued at the lower of cost or net realizable value on a weighted average cost basis. The Company has established an allowance for slow-moving or obsolete inventory based upon assumptions about future demands and market conditions. At June 30, 2019 and December 31, 2018, the reserve for obsolescence was approximately $0.1 million and $0.2 million, respectively. Inventory is pledged as collateral for the line of credit. See “Note 7—Long Term Debt.”

Deferred Financing Costs

Costs incurred in obtaining certain debt financing are deferred and amortized over the respective terms of the related debt instruments using the interest method for term debt and the straight-line method for revolving debt. The debt issuance costs related to the revolving line of credit are presented as an asset on the condensed consolidated balance sheets while the debt issuance costs related to the real estate note are presented net against the long-term debt in the condensed consolidated balance sheets. As of June 30, 2019, and December 31, 2018, the Company had deferred debt issuance costs totaling approximately $0.1 million and $0.1 million, respectively, in connection with the issuance of long-term debt, which are included in other assets on the condensed consolidated balance sheet. The amortization of deferred debt issuance costs is included in interest expense and was not a significant amount for the three and six months ended June 30, 2019 and 2018.

The Company accounts for the cost of issuing equity instruments to effect business combinations as a reduction of the otherwise determined fair value of the equity instruments issued. The Company expenses any fees not associated with arranging equity or debt financing as incurred.

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

In April 2019, the Company changed its capitalization policy for property and equipment, and intangible assets, increasing the threshold for capitalizing all purchases from $1,000 to $5,000. The primary reason for the change is that by eliminating the requirement to record and track relatively low valued items, more attention and effort can be given to safeguarding and properly measuring the remaining, higher valued assets of the Company

For the three and six months ended June 30, 2019, the Company expensed approximately $0.04 million that would have been capitalized under the prior capitalization policy.

Impairment of Long-Lived Assets

The Company assesses the recoverability of the carrying amount of its long lived-assets, including property and equipment and finite-lived intangibles, whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. An impairment loss would be assessed when estimated undiscounted future cash flows from the operation and disposition of the asset group are less than the carrying amount of the asset group. Asset groups have identifiable cash flows and are largely independent of other asset groups. Measurement of an impairment loss is based on the excess of the carrying amount of the asset group over its fair value. There was no impairment loss for long-lived assets for the six months ended June 30, 2019 and 2018. See “Note 4—Property and Equipment.”

Intangible Assets, net

Intangible assets consist of domain names, intellectual property, distribution agreements, proprietary technology, trademarks and tradenames, and other rights. Intangible assets with finite lives are amortized over their estimated useful lives on a straight-line basis. The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets. Intangible assets are carried at cost less accumulated amortization. The Company assesses the recoverability of finite-lived intangible assets in the same manner as for property and equipment, as described above. There were no impairment charges for the six months ended June 30, 2019 and 2018. See “Note 5—Goodwill and Intangible Assets.”

Goodwill

In accordance with ASC Topic 350, Intangibles—Goodwill and Other, the Company tests goodwill for impairment for each reporting unit on an annual basis, or when events or circumstances indicate the fair value of a reporting unit is below its carrying value. Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in business combinations. Goodwill is tested for impairment at least annually in the fourth quarter and between annual tests if there are indicators of impairment that suggest a decline in the fair value of a reporting unit. Judgment is involved in determining if an indicator or change in circumstances relating to impairment has occurred. Such changes may include, among others, a significant decline in expected future cash flows, a significant adverse change in the business climate, and unforeseen competition. No goodwill impairment charges were recognized during the six months ended June 30, 2019 and 2018. See “Note 5—Goodwill and Intangible Assets.”

Investments

Equity method investments

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s condensed consolidated balance sheets and statements of operations and comprehensive (loss) income; however, the Company’s share of the earnings or losses of the investee company is reflected in the caption “Other income, net’’ in the condensed consolidated statements of operations and comprehensive (loss) income. The Company’s carrying value in an equity method investee company is reflected in the caption “Investments” in the Company’s condensed consolidated balance sheets. When the Company’s carrying value in an equity method investee company is reduced to zero, no further losses are recorded in the Company’s consolidated financial statements unless the Company has guaranteed obligations of the investee company or has committed additional funding. When the investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.

The Company’s investment that is accounted for on the equity method of accounting consists of a 50% interest in a joint venture entity. The investment in this joint venture entity was not significant at June 30, 2019 and December 31, 2018. In the second quarter of 2019, the Company consolidated a former joint venture, which was previously accounted for as an equity investment. During the three and six months ended June 30, 2019, the operating activity related to this joint venture was not material. These investments were not established until the first quarter of 2019. Our equity method investments as of June 30, 2018 also consisted of a 33.3% non-controlling interest in NWT Holdings, LLC (“NWT”), a manufacturer of aromatic devices. The income from the equity method investment was approximately $0.1 million for the three and six months ended June 30, 2018. On December 11, 2018, the Operating Company spun off 100% of its interest in the subsidiary which held its investment in NWT through a distribution to its members. The Company had no income from its equity method investment for the three and six months ended June 30, 2019, respectively.

Equity securities

The Company’s equity securities consist of an investment in Airgraft Inc. (ownership 1.71%). The Company has determined that its ownership does not provide it with significant influence over the operations of this investee. Accordingly, the Company accounts for its investment in this entity as equity securities. Airgraft Inc. is a private entity and its equity securities do not have a readily determinable fair value. The Company has elected to measure this security at cost minus impairment, if any; The security is adjusted to fair value when an observable price change can be identified. The balance of this investment was $0.5 million at June 30, 2019.

Vendor Deposits

Vendor deposits represent prepayments made to vendors for inventory purchases. A significant number of vendors require prepayment for inventory purchases made by the Company.

Deferred Offering Costs

The Company capitalized certain legal, accounting, and other third-party fees that were directly attributable to Greenlane’s IPO. Following the successful consummation of the IPO in April 2019, deferred offering costs of approximately $3.5 million were recorded in the Company’s stockholders’ equity as a reduction of additional paid in capital. Deferred offering costs were approximately $2.3 million as of December 31, 2018. The Company had no deferred offering costs at June 30, 2019.

Foreign Currency Translation

The accompanying condensed consolidated financial statements are presented in United States (U.S.) dollars. The functional currency of one of the Company’s wholly-owned, Canada-based, subsidiaries is the Canadian dollar. The assets and liabilities of this subsidiary are translated into U.S. dollars at current exchange rates and revenue and expenses are translated at average exchange rates for the year. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The foreign currency translation adjustments are included in accumulated other comprehensive loss, a separate component of members’ deficit in the condensed consolidated balance sheets. Other exchange gains and losses are reported in the condensed consolidated statements of operations and comprehensive (loss) income.

Comprehensive (Loss) Income

Comprehensive (loss) income includes net (loss) income as currently reported by the Company, adjusted for other comprehensive items. Other comprehensive items for the Company consist of foreign currency translation gains and losses.

Advertising

Advertising costs are expensed as incurred and are included in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive (loss) income. Advertising costs totaled approximately $1.0 million for the three months ended June 30, 2019 and 2018, respectively, and $2.3 million and $1.8 million for the six months ended June 30, 2019 and 2018, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company recognizes positions taken or expected to be taken in a tax return in accordance with existing accounting guidance on income taxes which prescribes a recognition threshold and measurement process. Under U.S. GAAP, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Interest and penalties on tax liabilities, if any, would be recorded in interest expense and other non-interest expense, respectively.

In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, the Company recognizes revenue when a customer obtains control of the promised goods or services. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods or services, net of any variable consideration (e.g., rights to return product, sales incentives, others) and any taxes collected from customers and subsequently remitted to governmental authorities. The Company uses a best estimate approach to measure variable consideration which approximates the expected value method. The Company applies the following five-step model in order to determine this amount: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services the Company transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, management reviews the contract to determine which performance obligations must be delivered and which of these performance obligations are distinct. The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied.

The Company generates revenue primarily from the sale of finished products to customers, whereby each product unit represents a single performance obligation. The performance obligation is satisfied when the customer obtains control of the product, which typically occurs at the time of shipping. Upon shipping, the customer has legal title of the product and bears the significant risks and rewards of ownership, including the right to sell or redirect the product. As such, customer orders are recorded as revenue once the order is shipped from one of the Company’s distribution centers. The Company’s performance obligations for services are satisfied when the services are rendered within the arranged service period. Total service revenue is not material and accounted for less than 5% of revenues for the three months ended June 30, 2019 and 2018, and less than 5% of revenues for the six months ended June 30, 2019 and 2018. The Company provides no warranty on products sold. Product warranty is provided by the manufacturers.

The Company elected to account for shipping and handling expenses that occur after the customer has obtained control of products as a fulfillment activity in cost of sales. Shipping and handling fees charged to customers are included in net sales upon completion of the Company’s performance obligations.

Revenue is presented net of sales taxes, discounts and expected refunds.

Product revenues are recorded net of estimated rebates or sales incentives as well as estimated product returns as elements of variable consideration. The actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net revenue from products in the period such variances become known. The Company estimates product returns based on historical experience and records them on a gross basis as a refund liability that reduces the net sales for the period. The Company analyzes actual historical returns, current economic trends and changes in order volume when evaluating the adequacy of the sales returns allowance in any accounting period. The liability for returns is included in accrued expenses on the Company’s condensed consolidated balance sheets and was approximately $0.6 million and $0.5 million at June 30, 2019 and December 31, 2018, respectively. Included in other current assets is an asset totaling approximately $0.3 million and $0.3 million as of June 30, 2019 and December 31, 2018, respectively, relating to the recoverable cost of merchandise estimated to be returned by customers.

The Company has an established a supply chain for premium, patented, child-resistant packaging, closed-system vaporization solutions and custom-branded retail products. For these product offerings, the Company generally receives a deposit from the customer (generally 50% of the total order cost, but the amount can vary by customer contract), when an order is placed by a customer. These orders are typically completed within six weeks to three months from the date of order, depending on the complexity of the customization and the size of the order. Customer deposits, which represent deferred revenue, are included in accrued expenses on the Company’s condensed consolidated balance sheets and were approximately $2.7 million and $3.2 million at June 30, 2019 and December 31, 2018, respectively. See “Note 6—Composition of Certain Financial Statement Captions.”

The Company holds several exclusive distribution agreements with its manufacturers that are evaluated against the criteria outlined in ASC 606-10-55, Principal versus Agent Considerations, in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned. In all arrangements, the Company determined that it acts as the principal in the transaction, controlling the good or service before it is transferred to the customer. As such, the Company records gross revenue for such arrangements.

The Company applies the practical expedient provided for by ASC 606 by not adjusting the transaction price for significant financing components for periods less than one year. The Company also applies the practical expedient provided for by ASC 606 based upon which the Company generally expenses sales commissions when incurred because the amortization period is one year or less. These costs are recorded within salaries, benefits and payroll tax expenses in the condensed consolidated statements of operations and comprehensive (loss) income. Furthermore, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to the Company by the weighted average number of shares outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potential weighted average dilutive shares including stock options, restricted stock units, dividend equivalent units, restricted stock awards, and Common Units exchangeable for shares of Class A common stock for the periods after the closing of the IPO. The dilutive effect of outstanding awards, if any, is reflected in diluted earnings per share by application of the treasury stock method or if-converted method, as applicable. See “Note 3—Income (Loss) Per Share.”

Recently Adopted Accounting Guidance

In February 2016, the Financial Accounting (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842), which, among other things, requires lessees to recognize substantially all leases on their balance sheets and disclose key information about leasing arrangements. The new standard establishes a right of use (“ROU”) model that requires a lessee to recognize a ROU asset and liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. The new standard became effective for the Company on January 1, 2019. The Company adopted this standard beginning January 1, 2019 using the modified retrospective transition approach. See “Note 8—Leases” for further discussion regarding the Company’s adoption of the new standard.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation: Improvements to Nonemployee Share Based Payment Accounting. ASU 2018-07 provides guidance on accounting for equity-based awards issued to nonemployees. The standard is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. The Company adopted this standard beginning January 1, 2019. Adoption of the new standard did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Guidance Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement, Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820), which eliminates, adds and modifies certain disclosure requirements for fair value measurements. For example, entities will no longer have to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The guidance is effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those years. Entities are permitted to early adopt the entire standard or only the provisions that eliminate or modify the requirements. The Company is currently evaluating the new guidance but does not expect it to have a material impact on its financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses. The standard requires the use of an “expected loss” model on certain types of financial instruments. The standard also amends the impairment model for available-for-sale securities and requires estimated credit losses to be recorded as allowances rather than as reductions to the amortized cost of the securities. This standard is effective for the Company for fiscal years, and interim periods within those years, beginning January 1, 2020, with early adoption permitted. The Company is evaluating the new guidance but does not expect it to have a material impact on its financial statements.

NOTE 3. NET LOSS PER SHARE

Basic net loss per share of Class A common stock is computed by dividing net loss attributable to Greenlane by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted net loss per share of Class A common stock is computed by dividing net loss attributable to Greenlane by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive elements. Diluted net loss per share for all periods for which loss per share is presented is the same as basic net loss per share as the inclusion of potentially issuable shares would be antidilutive.

Prior to the amendment and restatement of the Operating Company’s LLC Agreement on April 17, 2019 in connection with the IPO, the Operating Company’s membership interests were defined solely as percentage interests as the LLC Agreement did not define a number of membership units outstanding or authorized. As a result, a calculation of basic and diluted earnings per unit for the three and six months ended June 30, 2018 was not presented in the accompanying condensed consolidated financial statements, as a denominator to the calculation could not be determined. The basic and diluted net loss per share for the three and six months ended June 30, 2019 represents only the period from the IPO on April 23 through June 30, 2019.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A common stock is as follows:

	Three months ended 6/30/2019	Six months ended 6/30/2019
	(in thousands, except per share amounts)
Numerator:
Net loss	$(1,796)	$(1,796)
Less: Net loss attributable to non-controlling interests	(1,453)	(1,453)
Net loss attributable to Class A common stockholders	$(343)	$(343)
Denominator:
Weighted average shares of Class A common stock outstanding	9,998	9,998
Net loss per share of Class A common stock - basic and diluted	$(0.03)	$(0.03)

For the three and six months ended June 30, 2019, shares of 5,988,485 Class B common stock, 77,791,218 shares of Class C common stock and 166,827 stock options were excluded from the weighted-average in the computation of diluted net loss per share of Class A common stock because the effect would have been anti-dilutive.

Shares of Class B common stock and Class C common stock do not share in the earnings or losses of Greenlane and are therefore not participating securities. As such, separate calculations of basic and diluted net loss per share for each of Class B common stock and Class C common stock under the two-class method have not been presented.

NOTE 4. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at costs less accumulated depreciation and amortization:

	June 30, 2019	December 31, 2018	Estimated useful life
	(in thousands)
Furniture, equipment and software	$2,820	$2,095	3 - 7 years
Personal property	1,095	1,090	5 years
Leasehold improvements	1,020	342	Lesser of lease term or 5 years
Land improvements	601	601	15 years
Building	8,033	7,773	39 years
Land	691	691
	14,260	12,592
Less: accumulated depreciation	1,590	951
Property and equipment, net	$12,670	$11,641

Property and equipment include assets recorded under finance leases, see “Note 8—Leases.” Property and equipment are pledged as collateral for the Company line of credit. See “Note 7—Long Term Debt.”

Depreciation expense for property and equipment (excluding assets recorded under finance leases) for the three months ended June 30, 2019 and 2018 was approximately $0.3 million and $0.1 million, respectively, and for approximately $0.7 million and $0.1 million, for the six months ended June 30, 2019 and 2018, respectively.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business combinations. Goodwill is not amortized but is tested for impairment at least annually. When evaluating whether goodwill is impaired, the Company performs a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company would then recognize an impairment charge for the amount by which carrying amount exceeds the reporting unit’s estimated fair value; however, goodwill would not be reduced below zero.

The Company tests for impairment of goodwill annually in the fourth quarter or when management of the Company deems that a triggering event has occurred. There were no impairments to goodwill during the three and six months ended June 30, 2019 and 2018. For the six months ended June 30, 2019, the Company recognized approximately $3.5 million in goodwill related to a business acquisition. The goodwill generated from the business acquisition is primarily related to the value placed on the expected business synergies. See “Note 11—Business Acquisition.”

Identified intangible assets consisted of the following at the dates indicated below:

	June 30, 2019
	Gross carrying amount	Accumulated amortization	Carrying value	Estimated useful life
	(in thousands)
Domain names	$141	$(71)	$70	15 years
Design libraries	1,677	(47)	1,630	15 years
Distribution agreements	650	(506)	144	5 years
Proprietary technology	1,040	(763)	277	5 years
Trademarks and tradenames	3,231	(688)	2,543	5-10 years
Customer relationships	1,196	(319)	877	5 years
Non-competition agreements	218	(145)	73	2 years
Other intangibles	50	(11)	39	5 years
	$8,203	$(2,550)	$5,653

	December 31, 2018
	Gross carrying amount	Accumulated amortization	Carrying value	Estimated useful life
	(in thousands)
Domain names	$131	$(60)	$71	15 years
Distribution agreements	650	(397)	253	5 years
Proprietary technology	1,040	(659)	381	5 years
Trademarks and tradenames	2,285	(459)	1,826	5-10 years
Customer relationships	1,196	(199)	997	5 years
Non-competition agreements	218	(91)	127	2 years
Other intangibles	22	(15)	7	5 years
	$5,542	$(1,880)	$3,662

Amortization expense for intangible assets amounted to $0.3 million and $0.7 million during the three and six months ended June 30, 2019, respectively, and approximately $0.2 million and $0.5 million during the three and six months ended June 30, 2018, respectively.

NOTE 6. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

The following table summarizes the composition of accrued expenses and other current liabilities as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(in thousands)
Accrued expenses and other current liabilities:
Customer deposits	$2,735	$3,226
Accrued offering costs	-	1,500
Refund liability	640	459
Payroll related including bonus	1,496	1,314
Accrued taxes, state and income	324	665
Accrued marketing fees and royalties	441	804
Other	1,381	1,977
Total	$7,017	$9,945

NOTE 7. LONG TERM DEBT

The Company’s long-term debt, excluding operating lease liabilities and finance lease liabilities, consisted of the following amounts at the dates indicated:

	June 30, 2019	December 31, 2018
	(in thousands)

3.0% note payable to a lender in relation to a four-year vehicle loan for the purchase of a truck used in operations.	$15	$24

Revolving credit note with a lender for a $15 million credit loan with a maturity date of August 23, 2020. Interest on the principal balance outstanding on the Note is due monthly at a rate of LIBOR plus 3.50% per annum.	-	-

Credit note with a lender for the purchase of the Company’s Corporate headquarters building with a maturity date of October 1, 2025. Interest on the principal balance outstanding on the note is due monthly at a rate of LIBOR plus 2.39% per annum.	8,386	8,460

Convertible notes issued in December 2018 and in January 2019.	-	40,200
	8,401	48,684
Less unamortized debt issuance costs	(130)	(140)
Less current portion of long-term debt	(173)	(168)
Long-term debt, net, excluding operating leases and finance leases	$8,098	$48,376

Line of Credit

On October 1, 2018, the Operating Company, as the borrower, entered into an amended and restated revolving credit note (the “line of credit”) with Fifth Third Bank, for a $15 million revolving credit loan with a maturity date of August 23, 2020. Interest on the principal balance outstanding on the line of credit is due monthly at a rate of LIBOR plus 3.50% per annum provided that no default has occurred. The Operating Company’s obligations under the line of credit are guaranteed by Jacoby & Co. Inc., all of the Company’s operating subsidiaries, and, until the agreement was amended in connection with the IPO as described below, personally by each of Greenlane’s Chief Executive Officer and Chief Strategy Officer, and are collateralized by the Company’s accounts receivable, inventory, property and equipment, deposit accounts, intangibles and other assets, and an assignment of member life insurance policies. The line of credit borrowing base is 80% of eligible accounts receivable plus 50% of eligible inventory. The line of credit covenants requires a fixed charge coverage ratio of no less than 1.25, to be calculated on a quarterly basis on the last day of each calendar quarter. The Company was in compliance with its covenants as of June 30, 2019.

On April 5, 2019, Greenlane entered into a second amendment (“Amendment No. 2 to Amended and Restated Credit Agreement,” or “Second Amendment”) to its first amended and restated credit agreement, dated October 1, 2018. This second amendment amends and restates the definition of the guarantor under the terms of the agreement, wherein both the Chief Executive Officer and the Chief Strategy Office were released from all obligations under the Amended and Restated Guaranty to the Credit Agreement dated October 1, 2018. All other terms of the agreement remain unchanged.

There were no borrowings outstanding on the line of credit at June 30, 2019 and December 31, 2018.

Real Estate Note

On October 1, 2018, one of the Company’s wholly-owned subsidiaries closed on the purchase of a building for $10 million, which serves as the Company’s corporate headquarters. The purchase was financed through a real estate term note (the “Real Estate Note”) in the principal amount of $8.5 million, with one of the Company’s wholly-owned subsidiaries as the borrower and Fifth Third Bank as the lender. Principal amounts plus any accrued interest at a rate of LIBOR plus 2.39% are due monthly. The Company’s obligations under the Real Estate Note are secured by a mortgage on the property.

LIBOR is expected to be discontinued and replaced after 2021 and the credit facility has a maturity date beyond that time. There can be no assurances as to what the alternative base rate will be in the event that LIBOR is discontinued, and the Company can provide no assurances whether that base rate will be more or less favorable than LIBOR. The Company intends to monitor the developments with respect to the phasing out of LIBOR after 2021 and work with its lenders to ensure that any transition away from LIBOR will have minimal impact on its financial condition but can provide no assurances regarding the impact of LIBOR discontinuation.

Convertible Notes

On December 21, 2018, the Operating Company issued an aggregate of $40.2 million in convertible promissory notes (the “convertible notes”) and received net cash proceeds of $38.9 million. Approximately $15.1 million of the net cash proceeds received from the issuance of the convertible notes were used to redeem equity interests of existing members of the Operating Company. On January 4, 2019, the Operating Company issued an additional $8.1 million in convertible notes and received net cash proceeds of $6.5 million after approximately $0.4 million of debt issuance costs related to the January 2019 note issuance, and approximately $1.2 million of costs paid in January 2019 related to the issuance of the December 2018 convertible notes. Approximately $3.0 million of the net cash proceeds received from the issuance of the convertible notes were used to redeem equity interests of existing members of the Operating Company. The balance of the net proceeds has been or will be used for general corporate purposes. Total debt issuance costs of approximately $0.4 million, incurred in connection with the issuance of the convertible notes in January 2019 and approximately $1.2 million incurred in January 2019 associated with the issuance of convertible notes in December 2018, were expensed and recognized as interest expense in the condensed consolidated statements of operations and comprehensive (loss) income for the three and six months ended June 30, 2019.

The convertible notes did not accrue interest. On April 23, 2019, in connection with the closing of the IPO, Greenlane issued 3,547,776 shares of its Class A common stock to the holders of the convertible notes upon conversion of the convertible notes of the Operating Company at a settlement price equal to 80% of the IPO price per share; see “Note 1—Business Operations and Organization.” The convertible notes also contained other settlement provisions if an IPO did not occur within one year of their issuance date.

There were no convertible notes outstanding at June 30, 2019.

NOTE 8. LEASES

Lessee

The Company leases warehouses, retail stores, regional offices, and machinery and equipment. Lease terms are generally three years to seven years for warehouses, office space and retail store locations, and up to seven years for other leased equipment and property.

The Company adopted ASC Topic 842, Leases (“ASC 842”) utilizing the modified retrospective adoption method with an effective date of January 1, 2019. The Company made the election to not apply the recognition requirements in Topic 842 to short-term leases (i.e., leases of 12 months or less). Instead, a lessee may recognize the lease payments in profit or loss on a straight-line basis over the lease term. The Company elected this accounting policy for all classes of underlying assets. In addition, in accordance with Topic 842, variable lease payments in the period in which the obligation for those payments is incurred are not included in the recognition of a lease liability or right-of-use (ROU) asset. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. When available, the Company uses the rate implicit in the lease to discount lease payments to present value. However, the Company does have leases that do not provide a readily determinable implicit rate. For such leases, the Company estimates the incremental borrowing rate to discount lease payments based on information available at lease commencement. The Company uses instruments with similar characteristics when calculating its incremental borrowing rates. The Company lease agreements do not contain any residual value guarantees. The Company has elected to not separate non-lease components from the associated lease component for all underlying classes of assets with lease and non-lease components.

As of June 30, 2019, the Company had 10 facilities financed under operating leases (consisting of warehouses, regional offices, and retail stores), with lease term expirations between 2019 and 2026.

Rent expense consists of monthly lease rents for warehouses, regional offices, and retail stores under the terms of the Company’s lease agreements recognized on a straight-line basis.

The following table provides details of the Company’s future minimum lease payments under finance lease liabilities and operating lease liabilities recorded on the Company’s condensed consolidated balance sheet as of June 30, 2019. The table below does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

	Finance Leases	Operating Leases	Total Finance and Operating Lease Obligations
	(in thousands)
Remainder of 2019	$68	$365	$433
2020	133	709	842
2021	121	421	542
2022	58	422	480
2023	18	372	390
Thereafter	11	221	232
Total minimum lease payments	$409	$2,510	$2,919
Less: amount representing interest	42	255	297
Present value of minimum lease payments	$367	$2,254	$2,622
Less: current portion	114	643	757
Long-term portion	$253	$1,612	$1,865

The majority of the Company’s finance lease obligations relate to leased warehouse equipment. Payments under the Company’s finance lease agreements are fixed for terms ranging from three to five years. Accounting for finance leases is substantially unchanged under Topic 842. Finance lease assets are recorded within property and equipment and the related liabilities are recorded as current portion of finance leases and in finance leases, less current portion, in the Company’s condensed consolidated balance sheets. The table below presents information related to the Company’s finance and operating leases:

Six Months Ended June 30, 2019
(in thousands)
Finance lease cost
Amortization of leased assets	$62
Interest of lease liabilities	12
Operating lease costs
Operating lease cost (a)	245
Variable lease cost (a)	101
Total lease cost	$420

(a)	Expenses are classified within general and administrative expenses within the Company’s condensed consolidated statement of operations and comprehensive (loss) income.

The table below presents lease-related terms and discount rates as of June 30, 2019:

June 30, 2019
Weighted average remaining lease terms
Operating leases	3.3 years
Finance leases	3.2 years
Weighted average discount rate
Operating leases	4.9%
Finance leases	6.7%

Lessor

The Company has five operating leases for office space leased to third-party tenants in its corporate headquarters building in Boca Raton, Florida (acquired in October 2018). For the three and six months ended June 30, 2019, the Company had approximately $0.2 million and $0.3 million, respectively, in rental income related to these operating leases, which is included in “Other income, net” line item in the condensed consolidated statement of operations. The Company did not have any rental income for the three and six months ended June 30, 2018.

The following table represents the maturity analysis of undiscounted cash flows related to lease payments which the Company expects to receive from its existing operating lease agreements with tenants:

Rental Income	(in thousands)
Remainder of 2019	$314
2020	619
2021	585
2022	76
Thereafter	-
Total	$1,594

NOTE 9. SUPPLIER CONCENTRATION

During the six months ended June 30, 2019 and 2018, the Company’s purchases of inventory for resale from two major vendors amounted to approximately 51.0% and 64.0%, respectively, of the Company’s total inventory purchases.

NOTE 10. COMMITMENTS AND CONTINGENCIES

In the ordinary course of its business, the Company is involved in various legal proceedings involving a variety of matters. The Company does not believe there are any pending legal proceedings that will have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties.

On August 2, 2019, a purported stockholder of the Company filed a purported class action lawsuit against the Company, officers and directors of the Company, and the underwriters related to the Company’s initial public offering. The complaint alleges, among other things, that the Company’s registration statement related to its initial public offering contained untrue statements of material fact and omitted to state material facts necessary to make the statements in the registration statement not misleading, in violation of Sections 11, 12 and 15 of the Securities Act of 1933, as amended. At this time, the class is not certified, and the Company cannot estimate the amount of damages (if any) being sought by the plaintiffs. The Company can provide no assurances as to the outcome of this litigation. However, the Company believes the claim is without merit and intends to vigorously defend itself.

See “Note 8—Leases” for details of the Company’s future minimum lease payments under finance lease liabilities and operating lease liabilities recorded on the Company’s condensed consolidated balance sheet as of June 30, 2019.

NOTE 11. BUSINESS ACQUISITION

Effective January 14, 2019, the Company acquired a 100% interest in Pollen Gear LLC (“Pollen Gear”) in exchange for an aggregate four percent (4.0%) equity interest in the Company. As consideration for the transaction, the Company issued its Class B units, which, as described below in “Note 17—Stockholders’ Equity / Members’ Deficit,” were contingently redeemable by the holder. Pollen Gear has been consolidated in the Company’s consolidated financial statements commencing on January 14, 2019, the date of acquisition. The Pollen Gear acquisition was accounted for as a business combination under the acquisition method under ASC Topic 805, Business Combinations. The following table summarizes the preliminary purchase price allocation and the estimated fair value of the net assets acquired and liabilities assumed at the date of acquisition. The purchase price allocation for Pollen Gear is preliminary pending completion of the fair value analysis of the acquired assets and liabilities:

Pollen Gear LLC	(in thousands)
Cash	$91
Accounts receivable	546
Vendor deposits	1,700
Other deposits	18
Property and equipment, net	342
Trade name	918
Design libraries	1,677
Goodwill	3,550
Net liabilities	(2,178)
Total purchase price	$6,664

At January 14, 2019, the Operating Company had accounts payable to Pollen Gear of approximately $0.6 million and Pollen Gear had accounts receivable for the corresponding amount from the Operating Company. Furthermore, at the date of acquisition, the Company had vendor deposits with Pollen Gear of approximately $1.7 million, and Pollen Gear had customer deposits for the corresponding amount due to the Operating Company. Both the vendor deposits and accounts payable recorded by the Company and the corresponding customer deposits and accounts receivable recorded by Pollen Gear approximated fair value. As a result of the business acquisition, the preexisting relationship between the Operating Company and Pollen Gear was effectively settled. No gain or loss was recognized on this settlement.

The following unaudited pro forma financial information represents the combined results for the Company and Pollen Gear for the three and six months ended June 30, 2019 and 2018 as if Pollen Gear had been acquired on January 1, 2018 and its results had been included in the consolidated results of the Company beginning on that date:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Net Sales	$52,986	$40,561	$102,884	$83,818
Net (Loss) Income	$(3,220)	$323	$(20,884)	$2,729

The pro forma amounts have been calculated after applying the Company’s accounting policies to the financial statements of Pollen Gear and adjusting the combined results of the Company and Pollen Gear (a) to remove Pollen Gear product sales to the Company and to remove the cost incurred by the Company related to products purchased from Pollen Gear, (b) to reflect the increased amortization expense that would have been charged assuming intangible assets identified in the acquisition of Pollen Gear had been recorded on January 1, 2018.

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

NOTE 12. INCOME TAXES

As a result of the IPO and the Transactions, Greenlane, owns a portion of the Common Units of the Operating Company, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, the Operating Company, is generally not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by the Operating Company is passed through to and included in the taxable income or loss of its members in accordance with the terms of the Operating Agreement. The Operating Company is subject to taxes in foreign jurisdictions. Greenlane is subject to U.S. federal, state and local income taxes based on its share of the Operating Company’s pass-through taxable income.

The effective tax rate differs from the statutory tax rate primarily due to the Operating Company’s pass-through structure for U.S. income tax purposes.

For the six months ended June 30, 2019, the Company did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties.

Tax Receivable Agreement (TRA)

The Company entered into the TRA, with the Operating Company and each of the Members that provides for the payment by the Operating Company to the Members of 85% of the amount of tax benefits, if any, that the Company may actually realize (or in some circumstances are deemed to realize) as a result of (i) increases in tax basis resulting from any future redemptions that are funded by the Company or exchanges of Common Units described above in “Note 1—Business Operations and Organization” and (ii) certain other tax benefits attributable to payments made under the TRA.

The annual tax benefits are computed by calculating the income taxes due, including such tax benefits, and the income taxes due without such benefits. The Operating Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. The TRA payments are not conditioned upon any continued ownership interest in the Operating Company. The rights of each noncontrolling interest holder under the TRA are assignable to transferees of its interest in the Operating Company. The timing and amount of aggregate payments due under the TRA may vary based on a number of factors, including the amount and timing of the taxable income the Operating Company generates each year and the applicable tax rate.

As of June 30, 2019, the Company had a liability of $5.7 million related to its projected obligations under the TRA, which is captioned as Tax Receivable Agreement liability in the Company’s condensed consolidated balance sheets. During the six months ended June 30, 2019, the Company did not make any payments, inclusive of interest, to members of the Operating Company pursuant to the TRA.

NOTE 13. EQUITY-BASED COMPENSATION

On April 17, 2019, Greenlane adopted the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan provides eligible participants with compensation opportunities in the form of cash and equity incentive awards. The 2019 Plan is designed to enhance the Company’s ability to attract, retain and motivate its executive officers and other key management and incentivizes executives to increase the Company’s long-term growth and equity value in alignment with the interests of Greenlane’s stockholders. Under the 2019 Plan, Greenlane may grant up to 5,000,000 stock options and other equity-based awards to employees, directors and officers. Equity-based compensation cost is measured at the grant date for all equity-based awards made to employees based on the fair value of the awards and is attributed on a straight-line basis for awards with service conditions and on an accelerated attribution basis for awards with performance conditions over the requisite service period, which is generally the vesting period.

The Company accounts for grants of equity awards to employees in accordance with ASC 718, Compensation-Stock Compensation. This standard requires compensation expense to be measured based on the estimated fair value of the share-based awards on the date of grant and recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The Company uses the Black-Scholes option-pricing model to determine the fair value of the stock option awards. The Company estimates the expected volatility by using a weighted average of the historical volatility of its common stock and the historical volatilities of a peer group comprised of publicly-traded companies in the same industry. The risk-free interest rate is based on United States Treasury zero-coupon issues with remaining terms similar to the expected term of the stock option awards. The expected term for stock options granted is estimated using the “simplified” method, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the stock option due to the Company’s lack of sufficient historical data.

In connection with the closing of the IPO, Greenlane and the Operating Company consummated certain organizational transactions, as described in further detail in Note 1, among which, the Operating Company reclassified unvested Class B membership interests and profits interests which had been granted as equity-based compensation into Common Units of the Operating Company.

During the three and six months ended June 30, 2019, the Company recorded compensation expense of approximately $1.7 million and $4.6 million, respectively, related to equity-based compensation awards, which is included in salaries, benefits and payroll taxes in the condensed consolidated statement of operations and comprehensive (loss) income. The Company did not incur any equity-based compensation expense during the three and six months ended June 30, 2018. As of June 30, 2019, total unrecognized compensation expense related to unvested Common Units granted as equity-based compensation was approximately $7.7 million, which is expected to be recognized over a weighted-average period of 2.5 years. As of June 30, 2019, total unrecognized compensation expense related to unvested stock options granted as equity-based compensation was approximately $1.2 million, which is expected to be recognized over a weighted-average period of 2.0 years.

In connection with the IPO, the Company granted 176,784 options to its directors and certain employees, less forfeitures. The stock options were granted with an exercise price of $17.00 per share and vest ratably over a zero to four-year period.

The fair value of the stock option awards during the six months ended June 30, 2019 was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

June 30, 2019
Expected volatility (1)	85%
Expected dividend yield (2)	-%
Expected term (3)	3.75 years
Risk-free interest rate (4)	2.37%

(1)	Expected volatility is based on the historical volatility of a selected peer group over a period equivalent to the expected term.
(2)	The Company has assumed a dividend yield of zero as management has no plans to declare dividends in the foreseeable future.
(3)	Expected term represents the estimated period of time until an award is exercised and was determined using the simplified method.
(4)	The risk-free rate is an interpolation of yields on U.S. Treasury securities with maturities equivalent to the expected term.

A summary of stock option activity for the six months ended June 30, 2019 is as follows:

Stock Options
Outstanding at beginning of period	-
Granted	176,784
Exercised	-
Forfeited	(9,957)
Outstanding at end of period	166,827

NOTE 14. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) retirement savings plan. Eligible employees must be at least 18 years of age and have completed six months of service. Participants are eligible to receive a matching contribution from the Company of up to the first 3% of compensation plus 50% of participant contributions between 3% and 5% of compensation. Matching contributions, other than safe harbor contributions, vest 33% per year and are 100% vested after three years of service. Safe harbor matching contributions are 100% vested as of the date of the contribution. The Company’s safe harbor matching contributions to the plan totaled approximately $0.1 million and $0.1 million for the three months ended June 30, 2019 and 2018 respectively and $0.1 million and $0.1 million for the six months ended June 30, 2019 and 2018, respectively.

NOTE 15. SEGMENT REPORTING

Segment information is prepared on the same basis that management reviews financial information for operational decision-making purposes. Beginning with the quarter ended March 31, 2019, the Company had a change in reportable segments due to Canadian operations becoming a significant part of the business. As of June 30, 2019, the Company had two reportable segments: (1) U.S. and (2) Canada. The U.S. operating segment is comprised of the Company’s U.S. operations while the Canadian operating segment is comprised of the Company’s Canadian operations. “Corporate and other” is comprised of unallocated corporate overhead expenses.

The reportable segments identified above are the business activities of the Company for which discrete financial information is available and for which operating results are regularly reviewed by the Company’s chief operating decision maker to allocate resources and assess performance. At June 30, 2019, the Company’s chief operating decision maker was Greenlane’s Chief Executive Officer. Upon completion of the IPO and as a result of Greenlane’s control of the Operating Company’s business and operations as the sole manager of the Operating Company, the Company’s chief operating decision maker is Greenlane’s Chief Executive Officer.

Concurrent with the change in reportable operating segments, the Company revised its prior period financial information to reflect comparable financial information for the new segment structure. Historical financial information presented herein reflects this change.

The table below provides information on revenues from external customers, intersegment revenues, and segment income for the reportable segments for the three and six months ended June 30, 2019 and 2018. Intersegment revenues are eliminated in consolidation.

	Three Months Ended		Three Months Ended
	June 30, 2019		June 30, 2018
	United States	Canada	United States	Canada
	(in thousands)
Revenues from External Customers	$47,288	$5,698	$38,657	$1,904
Intercompany Revenues	909	42	108	(5)
Segment (Loss) Income (1)	(1,068)	(371)	902	(10)

(1) Segment (loss) income represents segment operating (loss) income.

	Six Months Ended		Six Months Ended
	June 30, 2019		June 30, 2018
	United States	Canada	United States	Canada
		(in thousands)
Revenues from External Customers	$90,420	$12,464	$80,088	$3,730
Intercompany Revenues	1,518	82	1,844	87
Segment (Loss) Income (1)	(2,250)	(237)	3,293	100

(1)	Segment (loss) income represents segment operating (loss) income.

The following is a reconciliation of total loss for the reportable segments to consolidated (loss) income from continuing operations before income taxes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Total segment (loss) income for reportable segments	$(1,439)	$892	$(2,487)	$3,394
Corporate and other income (loss)	(2,497)	(544)	(6,613)	(717)
Interest expense	(140)	(117)	(742)	(160)
Change in fair value of convertible notes payable	-	-	(12,063)	-
Other income, net	748	66	924	160
(Loss) income from continuing operations before income taxes	$(3,328)	$296	$(20,981)	$2,677

No single customer represented more than 10% of the Company’s total consolidated revenue for the three and six months ended June 30, 2019 and 2018 respectively. As of June 30, 2019, one customer represented approximately 14.3% of the Company’s accounts receivable balances. No other single customers represented more than 10% for the period. As of December 31, 2018, no single customer represented more than 10% of the Company’s accounts receivable balance.

NOTE 16. NON-CONTROLLING INTEREST

As discussed in “Note 1—Business Operations and Organization,” Greenlane consolidates the financial results of the Operating Company and reports a non-controlling interest related to the Common Units held by non-controlling interest holders on its consolidated financial statements.

As of June 30, 2019, Greenlane owned 23.9% of the economic interests in the Operating Company, with the remaining 76.1% of the economic interests owned by non-controlling interest holders. The non-controlling interests on the accompanying condensed consolidated statements of operations and comprehensive (loss) income represents the portion of the loss attributable to the economic interest in the Operating Company held by the non-controlling holders of Common Units calculated based on the weighted average non-controlling interests’ ownership during the periods presented.

NOTE 17. STOCKHOLDERS’ EQUITY / MEMBERS’ DEFICIT

On April 17, 2019, in connection with the IPO and the Transactions, Greenlane amended and restated its certificate of incorporation. After giving effect to the amendment and restatement of Greenlane’s certificate of incorporation, the total number of shares of all classes of stock that Greenlane is authorized to issue is two hundred forty-five million (245,000,000), consisting of (i) one hundred twenty-five million (125,000,000) shares of Class A common stock; (ii) ten million (10,000,000) shares of Class B common stock; and (iii) one hundred million (100,000,000) shares of Class C common stock; and (iv) ten million (10,000,000) shares of preferred stock, par value $0.0001 per share. Pursuant to the amended and restated certificate of incorporation, the two hundred (200) shares of common stock, par value $0.01 per share, of Greenlane issued and outstanding prior to the effective time were cancelled without further action by, or consideration to, the holders thereof.

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

The Operating Company classified the Class B units outside of members’ deficit as of December 31, 2018 as the units contained contingent redemption features that were not solely within the Operating Company’s control. The initial carrying value of the amount classified in temporary equity for the Class B units issued as consideration for business acquisitions was based on the issuance date fair value of the redeemable Class B units, net of issuance costs.

As discussed in “Note 1—Business Operations and Organization,” Greenlane completed its IPO of 6,000,000 shares of Class A common stock (which was comprised of 5,250,000 shares of Class A common stock sold by Greenlane and 750,000 shares of Class A common stock sold by certain selling stockholders, comprised of Messrs. LoCascio and Schoenfeld and an affiliated entity of Messrs. LoCascio and Schoenfeld) at a public offering price of $17.00 per share on April 23, 2019 and became the sole manager of the Operating Company. As part of the Transactions, the Class B units were converted to Common Units of the Operating Company and the put right was eliminated. There were no redeemable Class B units outstanding at June 30, 2019.

NOTE 18. SUBSEQUENT EVENTS

On July 11, 2019, Greenlane entered into a fixed-for-floating interest rate swap agreement with a notional amount of $8.4 million to swap variable rate interest payments under its Real Estate Note for fixed interest payments bearing an interest rate of 2.0775%.

Subsequent events have been evaluated through August 12, 2019, which is the date the financial statements were available to be issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the balance sheets and related notes of Greenlane Holdings, Inc. and its consolidated subsidiaries (the “Company”) as of June 30, 2019 and December 31, 2018, the consolidated financial statements and related notes of Greenlane Holdings, Inc., included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and with the audited consolidated financial statements and related notes of Greenlane Holdings, LLC (the “Operating Company”) for the year ended December 31, 2018, which are included in our prospectus, dated April 17, 2019, filed with the Securities and Exchange Commission (the “SEC”) on April 22, 2019 pursuant to Rule 424(b) of the Securities Act of 1933, as amended (the “Securities Act”), or the Prospectus. The terms “we,” “our” and “us” as used herein refer to the Operating Company and its consolidated subsidiaries prior to the Transactions described in this Form 10-Q and to Greenlane Holdings, Inc. and its consolidated subsidiaries, including the Operating Company, following the Transactions. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Risk Factors” included as Exhibit 99.1 to this Quarterly Report on Form 10-Q.

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

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, factors discussed in the risk factors included as Exhibit 99.1 to this report and our financial statements and the notes thereto, as well as the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Our Business” described in the Prospectus.

Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances, or achievements expressed or implied by the forward-looking statements. These risks include, but are not limited to, those listed below and those discussed in greater detail in “Risk Factors” included as Exhibit 99.1 to this report:

●	our strategy, outlook and growth prospects;

●	general economic trends and trends in the industry and markets;

●	our dependence on, and our ability to establish and maintain business relationships with, third-party suppliers and service suppliers;

●	the competitive environment in which we operate;

●	our vulnerability to third-party transportation risks;

●	the impact of governmental laws and regulations and the outcomes of regulatory or agency proceedings;

●	our ability to accurately estimate demand for our products and maintain our levels of inventory;

●	our ability to maintain our operating margins and meet sales expectations;

●	our ability to adapt to changes in consumer spending and general economic conditions;

●	our ability to use or license certain trademarks;

●	our ability to maintain a consumer brand recognition and loyalty of our products;

●	our and our customers’ ability to establish or maintain banking relationships;

●	fluctuations in U.S. federal, state, local and foreign tax obligation and changes in tariffs;

●	our ability to address product defects;

●	our exposure to potential various claims, lawsuits and administrative proceedings;

●	contamination of, or damage to, our products;

●	any unfavorable scientific studies on the long-term health risks of vaporizers, electronic cigarettes, e-liquids products or hemp-derived cannabidiol (“CBD”) products;

●	failure of our information technology systems to support our current and growing business;

●	our ability to prevent and recover from Internet security breaches;

●	our ability to generate adequate cash from our existing business to support our growth;

●	our ability to protect our intellectual property rights;

●	our dependence on continued market acceptance by consumers;

●	our sensitivity to global economic conditions and international trade issues;

●	our ability to comply with certain environmental, health and safety regulations;

●	our ability to successfully identify and complete strategic acquisitions;

●	natural disasters, adverse weather conditions, operating hazards, environmental incidents and labor disputes;

●	increased costs as a result of being a public company;

●	our failure to maintain adequate internal controls over financial reporting; and

●	other risks, uncertainties and factors set forth in Exhibit 99.1 to this quarterly report on Form 10-Q and in the Prospectus, including those set forth under “Risk Factors.”

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

Overview

We are one of the largest global sellers of premium cannabis accessories, hemp-derived CBD and liquid nicotine products in the World. We operate as a powerful house of brands, third party brand accelerator and distribution platform for consumption devices and lifestyle brands serving the global cannabis, hemp-derived CBD, and liquid nicotine markets with an expansive customer base of more than 11,000 retail locations, including licensed cannabis dispensaries, and smoke and vape shops. We have an established track record of partnering with brands through all stages of product lifecycle, providing a range of services including product development, go-to-market strategy, sales and marketing support, market research, customer service, direct-to-consumer fulfillment, warranty repair, supply chain management, and distribution. In addition to owning and operating our own brands, we are the partner of choice for many of the industry’s leading players including PAX Labs, JUUL, Grenco Science, Firefly, DaVinci, Select, Bloom Farms, Mary’s Nutritionals, Cookies and dozens of others. Our house of brands is comprised of child-resistant packaging innovator Pollen Gear; VIBES rolling papers; the Marley Natural accessory line; the Keith Haring accessory line, Aerospaced & Groove grinders, and Higher Standards, which is both an upscale product line and an innovative retail experience with flagship stores at New York City’s famed Chelsea Market and Atlanta’s Ponce City Market. We also own and operate Vapor.com, an industry leading e-commerce platform which offers convenient, flexible shopping solutions directly to consumers. We provide value-added sales services to complement our product offerings and help our customers operate and grow their businesses. Recently, we have set out to develop a world class portfolio of our own proprietary brands that we believe will, over time, deliver higher margins and create long-term value. We believe our market leadership, wide distribution network, broad product selection and extensive technical expertise provide us with significant competitive advantages and create a compelling value proposition for our customers and our suppliers.

We market and sell our products in the business to business (“B2B”), supply and packaging (“S&P”), and business to consumer (“B2C”) areas of the marketplace. We have a diverse base of customers, and our top ten customers accounted for only 19.8% of our net sales for the quarter ended June 30, 2019, with no single customer accounting for more than 4.8% of our net sales for the quarter ended June 30, 2019. Nine out of the top ten customers are categorized as B2B customers, with the other one being classified as a S&P customer. While we have recently commenced distribution of our products to a growing number of large national and regional retailers in Canada, our typical B2B customer is an independent retailer operating in a single market. Our sales teams interact regularly with customers as most of them have frequent restocking needs. We believe our high-touch customer service model strengthens relationships, builds loyalty and drives repeat business. In addition, our premium product lines, broad product portfolio and strategically-located distribution centers position us well to meet the needs of our B2B customers and ensure timely delivery of products.

For the quarter ended June 30, 2019, our B2B revenues represented approximately 77.0% of our net sales, our B2C revenues represented approximately 4.2% of our net sales, our S&P revenues represented approximately 12.1% of our net sales, and channel and dropship revenues derived from the sales and shipment of our products to the customers of third-party website operators and providing other services to our customers represented 6.3% of our net sales.

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

Relationships with Suppliers. We generate substantially all of our net sales from products manufactured by others. We have strong relationships with many large, well-established suppliers, and seek to establish distribution relationships with smaller or more recently established manufacturers in our industry. While we purchase our products from over 130 suppliers, a significant percentage of our net sales is dependent on sales of products from a small number of key suppliers. For example, products manufactured by PAX Labs represented approximately 9.4% and 16.2% of our net sales for the three months ended June 30, 2019 and June 30, 2018, respectively, and 10.4% and 16.6% for the six months ended June 30, 2019 and June 30, 2018, respectively, and products manufactured by JUUL Labs represented approximately 48.3% and 37.4% of our net sales for the three months ended June 30, 2019 and June 30, 2018, respectively, and 44.1% and 39.8% for the six months ended June 30, 2019 and June 30, 2018, respectively.

We believe there is a trend of suppliers in our industry to consolidate their relationships to do more business with fewer distributors. We believe our ability to help maximize the value and extend the distribution of our suppliers’ products has allowed us to benefit from this trend. Although we have a successful track record of renewing and extending the scope of our distribution agreements with suppliers, our distribution agreements typically have short terms (generally two or three years), are generally automatically renewable, with the exception of our distribution agreement with PAX Labs, and, in limited cases, give the supplier the right to terminate the distribution agreement at will. In addition, the efforts of our senior management team have been integral to our relationships with our suppliers. Our inability to enter into distribution agreements for the then-current, most trendy, or up-and-coming products, the termination or lack of renewal of one or more of our distribution agreements, or the renewal of a distribution agreement on less favorable terms, could materially and adversely affect our business.

Retail Industry Dynamics; Relationships with B2B Customers. Historically, a substantial portion of our net sales have been derived from our B2B customers, upon which we rely to reach many of the consumers who are the ultimate purchasers of our products. We depend on retailers to provide adequate and attractive space for our products and point-of-purchase displays in their stores. For the quarter ended June 30, 2019, we sold our products through over 8,000 U.S. and Canadian retailers, and our sales to our B2B customers represented 77% of our net sales in the quarter ended June 30, 2019. Our top ten B2B customers represented approximately 18.6% of our net sales in the quarter ended June 30, 2019. In recent years, traditional retailers have been adversely affected by a shift in consumer preferences towards other channels, particularly e-commerce. We believe that this shift may have benefitted our business as retailers dedicated additional shelf space to premium, higher-margin products to drive additional traffic to their stores and improve sales in previously less productive shelf space. However, our B2B customers make no long-term commitments to us regarding purchase volumes and can, therefore, freely reduce their purchases of our products. Significant reductions in purchases of our products by our B2B customers could adversely affect our business. In addition, our future growth depends upon our ability to successfully execute our business strategy.

Product Mix. The mix of products we sell in any given quarter or year will depend on various factors, including the timing and popularity of new releases by third-party suppliers, our ability to distribute products based on these releases and regulatory factors. We have diversified our product offerings across numerous categories. Our results of operations may fluctuate significantly from quarter to quarter or year to year depending on the timing and popularity of new product releases. Sales of a certain products or groups of products tied to a particular supplier can dramatically increase our net sales in any given period. During the quarter ended June 30, 2019, we had net sales of products by JUUL Labs of $25.6 million. In addition, if the performance of one or more of these products fails to meet expectations or updated versions are delayed in their release, our operating results could be adversely affected.

Regulatory Developments. Our operating results and prospects will be impacted by regulatory developments at the local, state, and federal levels. For instance, several states, including Texas, Ohio, and Nebraska have recently enacted laws permitting the sale of product containing hemp-derived CBD. As a result of these laws, we are now selling hemp-derived CBD products in markets where we previously did not. Texas and Ohio represent significant opportunities to grow our sales of hemp-derived CBD products, as those states accounted for 3.5% and 1.9%, respectively, of our total sales in the quarter ended June 30, 2019. The continued proliferation of state laws allowing the sale of products containing hemp-derived CBD would create additional opportunities for us to grow our sales of hemp-derived CBD products. Additionally, Illinois recently adopted the Cannabis Regulation and Taxation Act, becoming the first state to legalize a comprehensive adult-use cannabis market through its state legislature. We believe the continuing trend of states’ legalization of medicinal and adult-use cannabis is likely to contribute to an increase the demand for many of our products.

As another example, San Francisco recently enacted a law banning the sale of e-cigarettes, such as JUUL, that have not yet received FDA approval. This law will take effect in 2020. Other localities, such have Beverly Hills, California, have enacted similar measures. If similar local bans on e-cigarettes proliferate, our sales could be materially and adversely affected. Although we cannot predict the impact of similar regulatory developments in other jurisdictions, the bans enacted to date are expected to have minimal impact on our revenue or revenue or results of operations. Our e-cigarette sales in San Francisco and Beverly Hills account for 0.10% and 0.01% of our total revenues and 0.21% and 0.00% of our e-cigarette revenues, respectively. Furthermore, we expect losses in e-cigarette sales in these jurisdictions to be offset by continued growth of e-cigarette sales in international markets. In addition, 18 states and the District of Columbia have recently adopted laws imposing taxes on liquid nicotine. These laws have already taken effect in 12 states and the District of Columbia, with the remaining six states’ taxes set to take effect between October 2019 and January 2021. Additionally, nine states have adopted laws imposing taxes on vaporizers. These laws have already taken effect in three states, with the remaining six states’ taxes set to take effect between October 2019 and January 2021. These taxes will result in increased prices to end consumers, which may adversely impact the demand for our products. We expect these taxes would impact our competitors similarly, assuming their compliance with applicable laws.

Key Metrics

We monitor the following key metrics to help us measure and evaluate the effectiveness of our operations, develop financial forecasts, and make strategic decisions:

	Three months ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	($ in thousands)
Net Sales	$52,986	$40,561	$102,884	$83,818
Period-over-period growth	30.6%	113.9%	22.7%	119.8%
Operating cash flow	$(11,509)	$(3,585)	$(18,771)	$(6,421)
Net (loss) income	$(3,220)	$230	$(20,884)	$2,528
Adjusted net (loss) income (1)	$(1,163)	$636	$(2,641)	$3,075
Adjusted EBITDA (1)	$(1,234)	$1,122	$(2,012)	$3,835

(1)	Adjusted Net (Loss) Income and Adjusted EBITDA are non-GAAP financial measures. For the definitions and reconciliation of Adjusted Net (Loss) Income and Adjusted EBITDA to net (loss) income, see “— Non-GAAP Financial Measures.”

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

Adjusted Net (Loss) Income. We monitor our Adjusted Net (Loss) Income, which is defined as net (loss) income before equity-based compensation expense, changes in fair value of our convertible notes, debt placement costs for the convertible notes, and non-recurring expenses primarily related to our transition to being a public company. The debt placement costs related to the convertible notes issued in January 2019 are reported in the interest expense line item in the condensed consolidated statement of operations for the three and six months ended June 30, 2019. Non-recurring expenses related to our transition to being a public company, which are reported within general and administrative expenses in our condensed consolidated statements of operations and comprehensive (loss) income, represent fees and expenses primarily attributable to consulting fees and incremental audit and legal fees. Adjusted Net (Loss) Income is a non-GAAP performance measure that we believe assists investors and analysts as a supplemental measure to evaluate our overall operating performance and how well we are executing our business strategies. We believe that the inclusion of certain adjustments in presenting Adjusted Net (Loss) Income is appropriate to provide additional information to investors because Adjusted Net (Loss) Income excludes certain items that we believe are not indicative of our core operating performance and that are not excluded in the calculation of net (loss) income.

Adjusted EBITDA. We monitor our Adjusted EBITDA, which is defined as net (loss) income before interest expense, income tax expense, depreciation and amortization expense, equity-based compensation expense, other income, net, changes in fair value of our convertible notes, and non-recurring expenses primarily related to our transition to being a public company. These non-recurring expenses, which are reported within general and administrative expenses in our consolidated statements of operations and comprehensive (loss) income, represent fees and expenses primarily attributable to consulting fees and incremental audit and legal fees. Adjusted EBITDA is a non-GAAP performance measure that we believe assists investors and analysts as a supplemental measure to evaluate our overall operating performance and how well we are executing our business strategies. We believe that the inclusion of certain adjustments in presenting Adjusted EBITDA is appropriate to provide additional information to investors because Adjusted EBITDA excludes certain items that we believe are not indicative of our core operating performance and that are not excluded in the calculation of net (loss) income.

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

We expect general and administrative expense to increase on an absolute dollar basis in the near term as we continue to increase investments to support our growth. In addition, as a public company, we also expect to incur additional general and administrative expenses than we incurred as a private company, including expenses related to compliance with the rules and regulations of the SEC and those of any national securities exchange on which our securities are traded, additional insurance expenses, investor relations activities and other administrative and professional services. As a result, we expect that our general and administrative expense will increase in absolute dollars but may fluctuate as a percentage of our revenue from period to period.

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

Other (Expense) Income, net

Change in fair value of convertible notes. We account for the convertible notes issued in December 2018 and January 2019 at fair value with any changes in the fair value recognized in the consolidated statements of operations and comprehensive (loss) income as a component of other (expense) income, net. The convertible notes were converted to shares of Class A common stock in conjunction with the completion of the IPO.

Interest expense. Interest expense consists of interest incurred on our line of credit and other debt obligations. For the three and six months ended June 30, 2019, interest expense also included debt issuance costs related to the convertible notes issued in January 2019.

Other income, net. Other income, net consists primarily of income or losses from our equity method investments, as well as rental income for office space leases to third-party tenants in our corporate headquarters building in Boca Raton, Florida (acquired in October 2018). Our equity method investments as of June 30, 2019 consisted of a 50% non-controlling interest in a joint venture. This joint venture is a manufacturer of aromatic devices. The operating activity related to this joint venture was immaterial for the three and six months ended June 30, 2019 and 2018. In the second quarter of 2019, the Company consolidated a former joint venture, which was previously accounted for as an equity investment. During the three and six months ended June 30, 2019, the operating activity related to this joint venture was not material. These investments were not established until the first quarter of 2019. Our equity method investments as of June 30, 2018 also consisted of a 33.3% non-controlling interest in NWT Holdings, LLC (“NWT”), a manufacturer of aromatic devices. The Company had no income from its equity method investment for the three and six months ended June 30, 2019, respectively. For the three and six months ended June 30, 2018, the income related to this investment was approximately $0.1 million for both periods. On December 11, 2018, the Operating Company spun off 100% of its interest in the subsidiary which held its investment in NWT through a distribution to its members.

(Benefit from) Provision for income taxes

As a result of the IPO and the Transactions, Greenlane owns a portion of the Common Units of the Operating Company, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, the Operating Company is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by the Operating Company is passed through to, and included in the taxable income or loss of, its members, including Greenlane, in accordance with the terms of the Operating Agreement. Greenlane is subject to federal income taxes, in addition to state and local income taxes with respect to Greenlane’s allocable share of the Operating Company’s taxable income or loss.

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

There have been no material changes to our critical accounting policies as compared to the critical accounting policies and significant judgments and estimates disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Prospectus. For additional information, refer to Note 2 of the Company’s condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

	Three Months Ended
	June 30,
	2019	2018
	(in thousands)
Net sales	$52,986	$40,561
Cost of sales	43,835	32,149
Gross profit	9,151	8,412
Operating expenses:
Salaries, benefits and payroll taxes	7,029	3,610
General and administrative	5,413	4,086
Depreciation and amortization	645	369

Total operating expenses	13,087	8,065

(Loss) income from operations	(3,936)	347
Other income (expense), net:
Interest expense	(140)	(117)
Other (expense) income, net	748	67
Other expense, net	608	(50)

(Loss) income before income taxes	(3,328)	297
(Benefit from) provision for income taxes	(108)	67

Net (loss) income	(3,220)	230
Net (loss) income attributable to non-control interest	(1,453)	-
Net (loss) income attributable to Greenlane Holdings, Inc.	$(1,767)	$230

Comparison of three months ended June 30, 2019 and 2018

Net Sales

	Three Months Ended
	June 30,		Change
	2019	2018	$	%
	($ in thousands)
Net sales	$52,986	$40,561	$12,425	30.6%

Net sales increased approximately $12.4 million or 30.6%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to the change in the regulatory environment in Canada in October 2018. With the legalization of cannabis in Canada, we experienced an increase in overall sales to that region.  Merchandise sales in Canada were approximately $5.9 million for the three months ended June 30, 2019, compared to approximately $2.1 million for the three months ended June 30, 2018, representing an increase of $3.8 million, or 181.0%. Merchandise sales in the United States were approximately $46.0 million for the three months ended June 30, 2019, compared to approximately $37.6 million for the three months ended June 30, 2018, representing an increase of $8.4 million, or 22.3%.

The overall total net sales increase of $12.4 million (combined US and Canada) is primarily due to the increased popularity and availability of products by our top product lines. The top six selling product lines during the three months ending June 30, 2019 collectively resulted in net sales of approximately $40.8 million, compared to approximately $30.2 million for the three months ended June 30, 2018, representing an increase of approximately $10.6 million, or 35.1%, of the overall increase. Of this $10.6 million increase, approximately $0.8 million related to child-resistant storage solution products conforming to American Society for Testing and Materials (“ASTM”) standards, while an additional $10.5 million of this increase related to e-cigarette products. These increases were offset by a $0.7 million decrease related to vaporizers and vaporizer accessory products. This remaining increase is attributable to increased sales of several different product lines, including hemp-derived CBD products, which, in the aggregate, were approximately $1.8 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

Cost of Sales

	Three Months Ended
	June 30,		Change
	2019	2018	$	%
	($ in thousands)
Cost of sales	$43,835	$32,149	$11,686	36.4%
Percentage of net sales	82.7%	79.3%
Gross profit percentage	17.3%	20.7%

Cost of sales increased approximately $11.7 million in the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to an increase of approximately $13.6 million, or 46.3%, in cost of merchandise expense from approximately $29.4 million in the three months ended June 30, 2018 to approximately $43.0 million in the three months ended June 30, 2019. The increase was offset by a $1.2 million decrease to cost of sales in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 due to volume purchase rebates that were not in place in 2018.

Salaries, Benefits and Payroll Taxes

	Three Months Ended
	June 30,		Change
	2019	2018	$	%
	($ in thousands)
Salaries, benefits and payroll taxes	$7,029	$3,610	$3,419	94.7%
Percentage of net sales	13.3%	8.9%

Salaries, benefits and payroll taxes expenses increased approximately $3.4 million in the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to an increase in personnel expenses of approximately $1.7 million resulting from the addition of 65 employees as we continued to expand our domestic sales and marketing efforts. We had 220 employees as of June 30, 2018 and 285 employees as of June 30, 2019. Further, we recorded approximately $1.7 million of equity-based compensation expense in the three months ended June 30, 2019 related to Common Units previously awarded as equity-based compensation, and stock options awarded in April 2019 in connection with the IPO.

General and Administrative Expenses

	Three Months Ended
	June 30,		Change
	2019	2018	$	%
	($ in thousands)
General and administrative	$5,413	$4,086	$1,327	32.5%
Percentage of net sales	10.2%	10.1%

General and administrative expenses increased approximately $1.3 million, or 32.5%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase is primarily due to an increase of approximately $0.1 million in marketing expenses; an increase of $0.2 million in subcontracted services, labor and temp fees primarily due to the use of a third-party placement firm to find the new CFO, an increase of approximately $0.1 million in rent and facilities expense due to new warehouse facilities, the acquisition of the headquarters building, and the acquisition of Pollen Gear; an increase of approximately $0.2 million in bank merchant fees due to our increased sales volume; an increase of approximately $0.1 million in software expenses; an increase of approximately $0.2 million in accounting expenses, an increase of approximately $0.1 million in professional fees related to the IPO; and an increase of approximately $0.2 million in consulting and legal fees.

Depreciation and Amortization Expenses

	Three Months Ended
	June 30,		Change
	2019	2018	$	%
	($ in thousands)
Depreciation and amortization	$645	$369	$276	74.8%
Percentage of net sales	1.2%	0.9%

Depreciation and amortization expense increased approximately $0.3 million in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 primarily due to tangible and intangible asset additions, including tangible and intangible assets acquired through the acquisition of Pollen Gear LLC, and our corporate headquarters building located in Boca Raton, Florida.

Other Income (Expense), Net

	Three Months Ended
	June 30,		Change
	2019	2018	$	%
	($ in thousands)
Other income (expense), net	$608	$(50)	$658	*
Percentage of net sales	1.1%	(0.1%)

*	Not meaningful.

Other income (expense), net increased by approximately $0.7 million in the three months ended June 30, 2019 compared to the three months ended June 30, 2018, due to a refund of approximately $0.3 million for goods and services taxes in Canada. Additionally, with the purchase of our headquarters building in October 2018, the Company became the lessor for all existing tenant leases, which resulted in rental income of approximately $0.2 million for the three months ended June 30, 2019, an increase of $0.2 million over the months ended June 30, 2018. Interest income earned on the Company’s interest-bearing banking accounts resulted in an increase of $0.3 million in the three months ended June 30, 2019.

(Benefit from) Provision for Income Taxes

	Three Months Ended
	June 30,		Change
	2019	2018	$	%
	($ in thousands)
(Benefit from) provision for income taxes	$(108)	$67	$(175)	(261.2)%
Percentage of net sales	(0.2)%	0.2%

Prior to the consummation of the IPO, the provision for income taxes included only income taxes on income from the Operating Company’s Canadian subsidiary, based upon an estimated annual effective tax rate of approximately 26.5%. After the consummation of the IPO, Greenlane became subject to U.S. federal, state and local income taxes with respect to Greenlane’s allocable share of allocable share of the Operating Company’s taxable income or loss.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

	Six Months Ended
	June 30,
	2019	2018
	(in thousands)
Net sales	$102,884	$83,818
Cost of sales	84,746	66,353
Gross profit	18,138	17,465
Operating expenses:
Salaries, benefits and payroll taxes	15,111	6,557
General and administrative	10,797	7,620
Depreciation and amortization	1,330	611

Total operating expenses	27,238	14,788

(Loss) income from operations	(9,100)	2,677
Other income(expense), net:
Change in fair value of convertible notes payable	(12,063)	-
Interest expense	(742)	(160)
Other income, net	924	160
Other expense, net	(11,881)	-

(Loss) income before income taxes	(20,981)	2,677
(Benefit from) provision for income taxes	(97)	149

Net (loss) income	(20,884)	2,528
Net (loss) income attributable to non-control interest	(1,453)	-
Net (loss) income attributable to Greenlane Holdings, Inc.	$(19,431)	$2,528

Comparison of Six Months ended June 30, 2019 and 2018

Net Sales

	Six Months Ended
	June 30,		Change
	2019	2018	$	%
	($ in thousands)
Net sales	$102,884	$83,818	$19,066	22.7%

Net sales increased approximately $19.1 million or 22.7%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to the change in the regulatory environment in Canada in October 2018. With the legalization of cannabis in Canada, we experienced an increase in overall sales to that region. Merchandise sales in Canada were approximately $12.8 million for the six months ended June 30, 2019, compared to approximately $4.1 million for the six months ended June 30, 2018, representing an increase of $8.7 million, or 212.2%. Merchandise sales in the United States were approximately $88.0 million for the six months ended June 30, 2019, compared to approximately $78.1 million for the six months ended June 30, 2018, representing an increase of $9.9 million, or 12.7%.

The overall total net sales increase of $19.1 million (combined US and Canada) is primarily due to the increased popularity and availability of products by our top product lines. The top six selling product lines during the six months ended June 30, 2019 collectively resulted in net sales of approximately $79.4 million for the six months ended June 30, 2019, compared to approximately $63.8 million for the six months ended June 30, 2018, representing an increase of approximately $15.6 million, or 24.5%, of the overall increase in net sales. Of this $15.6 million increase, approximately $3.4 million related to child-resistant storage solution products conforming to ASTM standards, while an additional $11.9 million of this increase was related to e-cigarette products. The remaining $0.3 million of this increase related to vaporizers and vaporizer accessory products. The addition of five new product lines also generated approximately $2.1 million of additional revenue for the six months ended June 30, 2019. The remaining increase in net sales is attributable to increased sales in various product lines, including hemp-derived CBD products, which, in the aggregate, totaled approximately $1.4 million for the six months ended June 30, 2019 as compared to the same period in 2018.

Cost of Sales

	Six Months Ended
	June 30,		Change
	2019	2018	$	%
	($ in thousands)
Cost of sales	$84,746	$66,353	$18,393	27.7%
Percentage of net sales	82.4%	79.2%
Gross profit percentage	17.6%	20.8%

Cost of sales increased approximately $18.4 million, or 27.7%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to an increase of approximately $21.1 million, or 34.3%, in cost of merchandise expense from approximately $61.6 million in the six months ended June 30, 2018 to approximately $82.7 million in the six months ended June 30, 2019. The increase was primarily offset by $1.7 million decrease to cost of sales in the six months ended June 30, 2019 compared to the six months ended June 30, 2018 due to volume purchase rebates that were not in place in 2018.

Salaries, Benefits and Payroll Taxes

	Six Months Ended
	June 30,		Change
	2019	2018	$	%
	($ in thousands)
Salaries, benefits and payroll taxes	$15,111	$6,557	$8,554	130.5%
Percentage of net sales	14.7%	7.8%

Salaries, benefits and payroll taxes expenses increased approximately $8.6 million in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to an increase in personnel expenses of approximately $4.0 million resulting from the addition of 65 employees as we continued to expand our domestic sales and marketing efforts. We had 220 employees as of June 30, 2018 and 285 employees as of June 30, 2019. Further, we recorded approximately $4.6 million of equity-based compensation expense in the six months ended June 30, 2019 related to Common Units previously awarded as equity-based compensation, and stock options awarded in April 2019 in connection with the IPO.

General and Administrative Expenses

	Six Months Ended
	June 30,		Change
	2019	2018	$	%
	($ in thousands)
General and administrative	$10,797	$7,620	$3,177	41.7%
Percentage of net sales	10.5%	9.1%

General and administrative expenses increased approximately $3.2 million, or 41.7%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase is primarily due to an increase of approximately $0.5 million in marketing expenses; an increase of $0.6 million in subcontracted services, labor and temp fees primarily due to the use of a third-party placement firm to find the new CFO, an increase of approximately $0.1 million in rent and facilities expense due to new warehouse facilities, the acquisition of the headquarters building, and the acquisition of Pollen Gear; an increase of approximately $0.2 million in bank merchant fees due to our increased sales volume; an increase of approximately $0.3 million in software expenses; an increase of approximately $0.6 million in accounting expenses; an increase of approximately $0.3 million in insurance expenses; an increase of approximately $0.1 million in professional fees related to our transition to being a public company; and an increase of approximately $0.5 million in consulting and legal fees.

Depreciation and Amortization Expenses

	Six Months Ended
	June 30,		Change
	2019	2018	$	%
	($ in thousands)
Depreciation and amortization	$1,330	$611	$719	117.7%
Percentage of net sales	1.3%	0.7%

Depreciation and amortization expense increased approximately $0.7 million in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 primarily due to tangible and intangible asset additions, including tangible and intangible assets acquired through the acquisition of Pollen Gear LLC, and our corporate headquarters building located in Boca Raton, Florida.

Other Expense, Net

	Six Months Ended
	June 30,		Change
	2019	2018	$	%
	($ in thousands)
Other (expense) income, net	$(11,881)	$-	$(11,881)	*
Percentage of net sales	(11.5)%	0.0%

*	Not meaningful.

Other (expense) income, net increased by approximately $11.9 million in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to an increase of approximately $12.1 million resulting from the change in fair value of convertible notes payable. Additionally, this change is attributable to an increase of approximately $0.6 million in interest expense related to the new headquarters building in Boca Raton, Florida, and to debt placement costs incurred in connection with the convertible notes issued. Interest income generated from our interest-bearing bank account resulted in an increase in interest income of approximately $0.3 million for the six months ended June 30, 2019. We also received a refund of approximately $0.3 million for goods and services taxes in Canada during the six months ended June 30, 2019 that did not occur in the six months ended June 30, 2018. Additionally, the purchase of our corporate headquarters building resulted in an increase in rental income of approximately $0.4 million from rent collected from tenants in the six months ended June 30, 2019, as compared to the same period of June 30, 2018.

(Benefit from) provision for Income Taxes

	Six Months Ended
	June 30,		Change
	2019	2018	$	%
	($ in thousands)
(Benefit from) provision for income taxes	$(97)	$149	$(246)	(165.1)%
Percentage of net sales	(0.1)%	0.2%

As discussed above, prior to the consummation of the IPO, the provision for income taxes included only income taxes on income from the Operating Company’s Canadian subsidiary, based upon an estimated annual effective tax rate of approximately 26.5%. After the consummation of the IPO, Greenlane became subject to U.S. federal, state and local income taxes with respect to Greenlane’s allocable share of allocable share of the Operating Company’s taxable income or loss.

Non-GAAP Financial Measures

Adjusted Net (Loss) Income is defined as net (loss) income before equity-based compensation expense, changes in the fair value of our convertible notes, debt placement costs for the convertible notes, and non-recurring expenses primarily related to our transition to being a public company. The debt placement costs related to the convertible notes issued in January 2019 are reported in the interest expense line item in the condensed consolidated statement of operations for the three and six months ended June 30, 2019. Non-recurring expenses related to our transition to being a public company, which are reported within general and administrative expenses in our condensed consolidated statements of operations and comprehensive (loss) income, represent fees and expenses primarily attributable to consulting fees and incremental audit and legal fees. Adjusted EBITDA is defined as net (loss) income before interest expense, income tax expense, depreciation and amortization expense, equity-based compensation expense, other income, net, changes in fair value of our convertible notes, and non-recurring expenses primarily related to our transition to being a public company. We disclose Adjusted Net (Loss) Income and Adjusted EBITDA, which are non-GAAP performance measures, because management believes these metrics assist investors and analysts in assessing our overall operating performance and evaluating how well we are executing our business strategies. You should not consider Adjusted Net (Loss) Income or Adjusted EBITDA as alternatives to net (loss) income, as determined in accordance with U.S. GAAP, as indicators of our operating performance.

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

The reconciliation of our net (loss) income to adjusted net (loss) income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Net (loss) income	$(3,220)	$230	$(20,884)	$2,528
Debt placement costs for convertible notes (1)	-	-	422	-
Change in fair value of convertible notes	-	-	12,063	-
Transition to being a public company (2)	333	406	1,183	547
Equity-based compensation expense	1,724	-	4,575	-
Adjusted net (loss) income	$(1,163)	$636	$(2,641)	$3,075

(1)	Debt placement costs related to the issuance of convertible notes in January 2019.
(2)	Includes certain non-recurring fees and expenses primarily attributable to consulting fees and incremental audit and legal fees incurred in connection with our transition to being a public company.

The reconciliation of our net (loss) income to Adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Net (loss) income	$(3,220)	$230	$(20,884)	$2,528
Other income, net	(748)	(67)	(924)	(160)
Transition to being a public company (1)	333	406	1,183	547
Interest expense	140	117	742	160
(Benefit from) Provision for income taxes	(108)	67	(97)	149
Depreciation and amortization	645	369	1,330	611
Equity-based compensation expense	1,724	-	4,575	-
Change in fair value of convertible notes	-	-	12,063	-
Adjusted EBITDA	$(1,234)	$1,122	$(2,012)	$3,835

(1)	Includes certain non-recurring fees and expenses primarily attributable to consulting fees and incremental audit and legal fees incurred in connection with our transition to being a public company.

Liquidity and Capital Resources

As of June 30, 2019, we had approximately $69.3 million of cash and approximately $105.5 million of working capital, which is calculated as current assets minus current liabilities, compared with approximately $7.3 million of cash and approximately $26.7 million of working capital as of December 31, 2018. In April 2019, we completed the IPO of 6,000,000 shares of Class A common stock, which was comprised of 5,250,000 shares of Class A common stock sold by Greenlane and 750,000 shares sold by certain selling stockholders (comprised of Aaron LoCascio, Greenlane’s Chief Executive Officer, Adam Schoenfeld, Greenlane’s Chief Strategy Officer, and an affiliated entity of Messrs. LoCascio and Schoenfeld). We did not receive any proceeds from the sale of Class A common stock by the selling stockholders. The public offering price of the shares sold in the IPO was $17.00 per share, resulting in aggregate net proceeds to us of approximately $80.4 million, after deducting the underwriting discounts and commissions and offering expenses payable by us.

Working capital is impacted by the seasonal trends of our business and the timing of new product releases. See “— Seasonality.”

Sources of Funds

Our primary requirements for liquidity and capital are working capital, debt service and general corporate needs. Historically, these cash requirements have been met through cash provided by operating activities and borrowings under our bank revolving line of credit. For a description of our line of credit, see “— Line of Credit and Real Estate Note.” We also intend to use a portion of the net proceeds from the IPO to fund certain capital and liquidity requirements. In the future, we may also engage in offerings of our securities or incur additional debt.

Uses of Funds

Additional future liquidity needs may include public company costs, payments in respect of the redemption rights of the Common Units held by its members that may be exercised from time to time (should we elect to exchange such Common Units for a cash payment), payments under the TRA and state and federal taxes to the extent not sheltered by our tax assets, including those arising as a result of purchases, redemptions or exchanges of Common Units for Class A common stock. The members of the Operating Company may exercise their redemption right for as long as their Common Units remain outstanding. Although the actual timing and amount of any payments that may be made under the TRA will vary, we expect that the payments that we will be required to make to the members will be significant. Any payments made by us to the members under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us or to the Operating Company and, to the extent that we are unable to make payments under the TRA for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the TRA and therefore may accelerate payments due under the TRA.

Notwithstanding our obligations under the TRA, we believe that our sources of liquidity and capital will be sufficient to finance our continued operations and growth strategy, our planned capital expenditures and the additional expenses we expect to incur as a public company for at least the next 12 months. However, we cannot assure you that our cash provided by operating activities, cash and cash equivalents or cash available under our bank line of credit will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, and if availability under our bank line of credit is not sufficient, we may have to obtain additional financing. If we obtain additional capital by issuing equity securities, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we can obtain refinancing or additional financing on favorable terms, or at all, to meet our future capital needs.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from the consolidated financial statements of the Company included elsewhere in this Quarterly Report on Form 10-Q:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Cash used in operating activities	$(18,771)	$(6,421)
Cash (used in) provided by investing activities	(1,228)	517
Cash provided by financing activities	81,822	5,255
Effect of exchange rates on cash	171	(32)
Net increase (decrease) in cash	$61,994	$(681)

Cash Flows from Operating Activities

During the six months ended June 30, 2019 and 2018, we used cash of approximately $18.8 million and $6.4 million, respectively, for operating activities, representing an increase of approximately $12.4 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increase in net cash used for operating activities resulted from a decrease in net income (including net loss attributable to non-controlling interest) of approximately $23.5 million. The components of operating assets and liabilities increased by approximately $7.0 million driven primarily by an increase in inventories of approximately $13.5 million, accrued expenses of approximately $5.7 million, accounts receivable of approximately $1.1 million, and payments of operating leases of approximately $0.4 million, offset primarily by decreases in vendor deposits, deferred offering costs, and accounts payable of approximately $4.2 million, $2.3 million, and $7.3 million, respectively. Further, for the six months ended June 30, 2019, we had noncash expenses of approximately $18.9 million, including approximately $12.1 million related to the change in fair value of convertible notes, approximately $4.6 million related to equity-based compensation, and $1.3 million related to depreciation and amortization.

Cash Flows from Investing Activities

During the six months ended June 30, 2019, we used approximately $1.2 million of cash for investing activities, while approximately $0.5 million of cash was provided by investing activities for the six months ended June 30, 2018. For the six months ended June 30, 2019, we used approximately $0.8 million of cash for capital expenditures, including computer hardware and software to support our growth and development, and to purchase warehouse supplies and equipment, including the buildout of our two retail locations. We also made an investment in equity securities of an entity for approximately $0.5 million, which represents a 1.71% ownership interest in the entity. For the six months ended June 30, 2018, we acquired cash of approximately $0.8 million from the acquisition of Better Life Holdings, LLC. This increase was partially offset by cash used for capital expenditures of approximately $0.3 million.

Cash Flows from Financing Activities

During the six months ended June 30, 2019 and 2018, we received approximately $81.8 million and $5.3 million, respectively, from financing activities. During the six months ended June 30, 2019, cash provided by financing activities was primarily attributable to Proceeds from issuance of Class A common stock sold in initial public offering, net of underwriting costs of approximately $83.0 million, and proceeds from the issuance of convertible notes of approximately $8.1 million, which was primarily offset in part by the redemption of limited liability company membership interests of approximately $3.0 million, payment of approximately $3.5 million of deferred offering costs related to the IPO, payment of approximately $1.7 million of debt issuance costs related to the convertible notes issued in December 2018 and January 2019, and approximately $0.9 million paid related to member distributions for the period. In the six months ended June 30, 2018, cash provided by financing activities was primarily due to net borrowings on the line of credit to a related party of approximately $6.7 million, offset primarily by member distributions of approximately $1.0 million, and payments on long-term debt of $0.6 million.

Line of Credit and Real Estate Note

On October 4, 2017, Jacoby & Co. Inc., the prior managing member of the Company, entered into a credit agreement with Fifth Third Bank. The credit agreement originally provided for a revolving credit facility of up to $8.0 million. Jacoby & Co. Inc.’s obligations as the borrower under the credit facility were guaranteed by Aaron LoCascio and Adam Schoenfeld (our Chief Executive Officer and Chief Strategy Officer, respectively) as the stockholders of Jacoby & Co. Inc. at such time, and by all of our operating subsidiaries and were secured by a first priority security interest in substantially all of the assets of the Company and its operating subsidiaries. The revolving credit facility originally matured on October 3, 2018.

On August 23, 2018, the parties to the original credit agreement entered into an amendment to such agreement pursuant to which the Company became the borrower, and Jacoby & Co. Inc. became a guarantor, of the amounts borrowed thereunder. The amount of the revolving credit facility was increased from $8.0 million to $15.0 million and the termination date of the revolving credit facility was extended to August 23, 2020. The obligations of the Company as borrower continued to be guaranteed by Messrs. LoCascio and Schoenfeld and the operating subsidiaries of the Company, and Jacoby & Co. Inc. became an additional guarantor. The obligations of the Company and the guarantors continue to be secured by substantially all of our assets.

On October 1, 2018, the parties to the amended credit agreement and 1095 Broken Sound Pkwy LLC, a newly-formed, wholly-owned subsidiary of the Company that we organized to purchase our new corporate headquarters facility in Boca Raton, Florida (“BSP”), entered into an amendment to the amended credit facility to provide for a $8.5 million Real Estate Note on such date from Fifth Third Bank to BSP that was used by BSP to close on the purchase of our new headquarters facility. The Real Estate Note amortizes over a period of seven years and matures on October 1, 2025 with a final balloon payment of approximately $7.2 million. The obligations of BSP as borrower under the Real Estate Note are secured by a mortgage on our new corporate headquarters facility and a lien on substantially all of our assets, and are guaranteed by Messrs. LoCascio and Schoenfeld, Jacoby & Co. Inc., the Company and the operating subsidiaries of the Company.

On April 5, 2019, we entered into a second amendment to its first amended and restated credit agreement, dated October 1, 2018. This second amendment amends and restates the definition of the guarantor under the terms of the agreement, wherein both the Chief Executive Officer and the Chief Strategy Office were released from all obligations under the Amended and Restated Guaranty to the Credit Agreement dated October 1, 2018. All other terms of the agreement remain unchanged.

The revolving credit facility under the amended credit agreement bears interest at a rate per annum equal to LIBOR plus 3.5% and the Real Estate Note bears interest at a rate per annum equal to LIBOR plus 2.39%, in each case provided that no event of default has occurred. During the continuance of an event of default, the interest rate on each loan shall, at the option of Fifth Third Bank, increase by an additional 5% per annum, and Fifth Third Bank will be able to terminate the loans and declare all outstanding obligations of the borrowers under the amended credit agreement to be due and payable. The amended credit agreement contains customary events of default.

LIBOR is expected to be discontinued and replaced after 2021 and the credit facility has a maturity date beyond that time. There can be no assurances as to what the alternative base rate will be in the event that LIBOR is discontinued, and we can provide no assurances whether that base rate will be more or less favorable than LIBOR. We intend to monitor the developments with respect to the phasing out of LIBOR after 2021 and work with our lenders to ensure that any transition away from LIBOR will have minimal impact on our financial condition but can provide no assurances regarding the impact of LIBOR discontinuation.

The amended credit agreement contains generally customary affirmative and negative covenants, including, but not limited to, restrictions on the ability of the Company and each of its operating subsidiaries to incur additional indebtedness, create liens, make guarantees, sell or transfer any notes or other obligations, change or alter the nature of its business in any material respects, make changes to accounting policies and procedures or tax status, enter into certain transactions with affiliates, fail to comply with certain requirements and obligations relating to employee benefit plans, enter into or undertake certain liquidations, mergers, consolidations or acquisitions, permit the borrower group’s fixed charge coverage ratio to be less than 1.25 and transfer and/or dispose of assets. As of June 30, 2019, we were in compliance with all covenants under the amended credit agreement.

As of June 30, 2019, we did not have any borrowings outstanding under the revolving credit facility included in the amended credit agreement and had $15 million of availability. Repayments are made daily on the revolving credit facility through our sweep arrangement with Fifth Third Bank.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2019.

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

ITEM 1A. RISK FACTORS

For a discussion of potential risks and uncertainties related to us, see the information included as Exhibit 99.1 to this Quarterly Report and incorporated herein by reference, which is excerpted from our Prospectus, accessible on the SEC’s website at www.sec.gov.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On April 23, 2019, in connection with the IPO, we issued (i) an aggregate of 80,886,549 of shares of Class C common stock to Adam Schoenfeld, our Chief Strategy Officer, Jacoby & Co. Inc., an affiliated entity of Mr. Schoenfeld, and Aaron LoCascio, our Chief Executive Officer and (ii) an aggregate of 6,156,708 shares of our Class B common stock to certain other former members in the Company. The issuances were made in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act and Regulation D under the Securities Act.

Use of Proceeds from Registered Securities

On April 23, 2019, we completed our IPO of 6,000,000 shares of Class A common stock, which was comprised of 5,250,000 shares of Class A common stock sold by Greenlane and 750,000 shares sold by certain selling stockholders, in each case at a public offering price of $17.00 per share. On April 29, 2019, the underwriters purchased an additional 450,000 shares of Class A common stock from selling stockholders pursuant to the partial exercise of their option to purchase additional shares in the IPO. We received aggregate net proceeds of approximately $80.4 million, after deducting the underwriting discounts and commissions of approximately $7.1 million and approximately $2.3 million of offering expenses payable by us. We intend to use approximately $2.0 million of the net proceeds from the IPO for capital improvements to our warehouses and other facilities and for capital expenditures relating to information technology systems. We intend to use the remainder of the net proceeds for working capital and general corporate purposes, including to fund possible investments in, and acquisitions of, complementary companies or their assets, businesses, partnerships, minority investments, products or technologies. However, we currently have no commitments or agreements regarding any such acquisitions or investments. All shares were sold pursuant to a registration statement on Form S-1, as amended (File No. 333-230405), which was declared effective by the SEC on April 17, 2019. Cowen and Company, LLC and Canaccord Genuity LLC served as representatives of the several underwriters in the offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying Exhibit Index, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

*This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Greenlane Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to Greenlane’s Current Report on Form 8-K, filed April 25, 2019).
3.2	Second Amended and Restated By-Laws of Greenlane Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to Greenlane’s Current Report on Form 8-K, filed April 25, 2019).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to Greenlane’s Registration Statement on Form S-1/A, filed on April 8, 2019).
4.2	Form of Convertible Promissory Note (Incorporated by reference to Exhibit 4.2 to Greenlane’s Registration Statement on Form S-1, filed on March 20, 2019).
10.1	Registration Rights Agreement, dated April 17, 2019, by and among Greenlane Holdings, Inc., Greenlane Holdings, LLC and each other person from time to time party thereto (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed April 25, 2019).
10.2	Third Amended and Restated Operating Agreement of Greenlane Holdings, LLC, dated April 17, 2019, by and among Greenlane Holdings, LLC and its Members (Incorporated by reference to Exhibit 10.2 to Greenlane’s Current Report on Form 8-K, filed April 25, 2019).
10.3	Reorganization Agreement, dated April 17, 2019, by and among Greenlane Holdings, Inc., Greenlane Holdings, LLC and the Members of Greenlane Holdings, LLC listed on the signature pages thereto (Incorporated by reference to Exhibit 10.3 to Greenlane’s Current Report on Form 8-K, filed April 25, 2019).
10.4	Tax Receivable Agreement, dated April 17, 2019, by and among Greenlane Holdings, Inc., Greenlane Holdings, LLC and each of the members of Greenlane Holdings, LLC from time to time party thereto (Incorporated by reference to Exhibit 10.4 to Greenlane’s Current Report on Form 8-K, filed April 25, 2019).
10.5	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.20 to Greenlane’s Registration Statement on Form S-1, filed on March 20, 2019).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Excerpts from Greenlane’s Prospectus filed pursuant to Rule 424B on April 22, 2019 (Incorporated by reference to Exhibit 99.1 to Greenlane’s March 31, 2019 Quarterly Report on Form 10-Q, filed May 9, 2019).
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREENLANE HOLDINGS, INC.

Date: August 12, 2019	By:	/s/ Aaron LoCascio
Aaron LoCascio
Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2019	By:	/s/ Ethan Rudin
Ethan Rudin
Chief Financial Officer (Principal Financial and Accounting Officer)