Form 10-Q
period 2019-09-30
Greenlane Holdings, Inc.
filed 2019-11-12
CIK 1743745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of November 12, 2019, Greenlane Holdings, Inc. had 9,997,776 shares of Class A common stock outstanding, 5,988,485 shares of Class B common stock outstanding and 77,791,218 shares of Class C common stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share amounts)

	September 30, 2019	December 31, 2018
ASSETS
Current assets
Cash	$52,540	$7,341
Accounts receivable, net of allowance of $655 and $657 at September 30, 2019 and December 31, 2018, respectively	7,591	8,218
Inventories, net	47,086	29,502
Vendor deposits	10,395	7,917
Other current assets	4,635	4,127
Total current assets	122,247	57,105

Property and equipment, net	12,830	11,641
Intangible assets, net	6,501	3,662
Goodwill	11,259	5,446
Operating lease right-of-use assets	2,280	—
Other assets	2,105	167
Total assets	$157,222	$78,021

LIABILITIES
Current liabilities
Accounts payable	$11,569	$20,226
Accrued expenses and other current liabilities	9,696	9,945
Current portion of notes payable	175	168
Current portion of operating leases	684	—
Current portion of finance leases	115	95
Total current liabilities	22,239	30,434

Convertible notes	—	40,200
Notes payable, less current portion and debt issuance costs, net	8,059	8,176
Operating leases, less current portion	1,816	—
Finance leases, less current portion	223	237
Other liabilities	2,322	—
Total long-term liabilities	12,420	48,613
Total liabilities	34,659	79,047

Commitments and contingencies (Note 8)

REDEEMABLE CLASS B UNITS	—	10,033

STOCKHOLDERS’ EQUITY/MEMBERS’ DEFICIT
Members’ deficit	—	(10,773)
Preferred stock, $0.0001 par value, 10,000 shares authorized, none issued and outstanding as of September 30, 2019	—	—
Class A common stock, $0.01 par value per share, 125,000 shares authorized; 9,998 shares issued and outstanding as of September 30, 2019	100	—
Class B common stock, $0.0001 par value per share, 10,000 shares authorized; 5,988 shares issued and outstanding as of September 30, 2019	1	—
Class C Common stock, $0.0001 par value per share, 100,000 shares authorized; 77,791 shares issued and outstanding as of September 30, 2019	8	—
Additional paid-in capital	32,129	—
Accumulated deficit	(6,741)	—
Accumulated other comprehensive loss	(133)	(286)
Total stockholders’ equity attributable to Greenlane Holdings, Inc./members’ deficit	25,364	(11,059)
Non-controlling interest	97,199	—
Total stockholders’ equity/members’ deficit	122,563	(11,059)
Total liabilities, redeemable Class B units and stockholders’ equity/members’ deficit	$157,222	$78,021

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(in thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Net sales	$44,886	$43,561	$147,770	$127,379
Cost of sales	38,448	34,695	123,194	101,048
Gross profit	6,438	8,866	24,576	26,331
Operating expenses:
Salaries, benefits and payroll taxes	6,562	3,882	21,673	10,439
General and administrative	4,751	4,247	15,549	11,868
Depreciation and amortization	650	402	1,980	1,013
Total operating expenses	11,963	8,531	39,202	23,320
(Loss) income from operations	(5,525)	335	(14,626)	3,011
Other income (expense), net:
Change in fair value of convertible notes	—	—	(12,063)	—
Interest expense	(119)	(136)	(862)	(296)
Other income (expense), net	7,746	(141)	8,670	18
Total other income (expense), net	7,627	(277)	(4,255)	(278)
Income (loss) before income taxes	2,102	58	(18,881)	2,733
Provision for income taxes	11,063	193	10,966	342
Net (loss) income	(8,961)	(135)	(29,847)	2,391
Less: Net loss attributable to non-controlling interest	(2,563)	—	(4,016)	—
Net (loss) income attributable to Greenlane Holdings, Inc.	$(6,398)	$(135)	$(25,831)	$2,391

Net loss attributable to Class A common stock per share - basic and diluted (1)	$(0.64)		$(0.67)
Weighted-average shares of Class A common stock outstanding - basic and diluted (1)	9,998		9,998

Other comprehensive (loss) income:
Foreign currency translation adjustments	(13)	13	38	(20)
Unrealized loss on derivative instrument	(310)	—	(310)	—
Comprehensive (loss) income	(9,284)	(122)	(30,119)	2,371
Less: comprehensive loss attributable to non-controlling interest	(2,809)	—	(4,238)	—
Comprehensive (loss) income attributable to Greenlane Holdings, Inc.	$(6,475)	$(122)	$(25,881)	$2,371
(1)Basic and diluted net loss per Class A common stock is presented only for the period after the Company’s organizational transactions. See Note 1 for a description of the organizational transactions. See Note 3 for the calculation of net loss per share.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CLASS B UNITS AND STOCKHOLDERS’ EQUITY / MEMBERS’ DEFICIT
(Unaudited)
(in thousands)

	Redeemable Class B Units	Members’ Deficit	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Stockholders’ Equity / Members’ Deficit
			Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2018	$10,033	$(10,773)	—	$—	—	$—	—	$—	$—	$—	$(286)	$—	$(11,059)

Activity prior to the initial public offering and related organizational transactions:
Issuance of redeemable Class B units, net of issuance costs	6,514	—	—	—	—	—	—	—	—	—	—	—	—
Redemption of Class A and Class B membership units	(416)	(2,602)	—	—	—	—	—	—	—	—	—	—	(2,602)
Equity-based compensation	2,304	191	—	—	—	—	—	—	—	—	—	—	191
Net loss	(3,045)	(14,619)	—	—	—	—	—	—	—	—	—	—	(14,619)
Member distributions	—	(21)	—	—	—	—	—	—	—	—	—	—	(21)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	28	—	28
Balance, March 31, 2019	15,390	(27,824)	—	—	—	—	—	—	—	—	(258)	—	(28,082)
Net loss prior to the organizational transactions	(246)	(1,179)	—	—	—	—	—	—	—	—	—	—	(1,179)
Equity-based compensation recognized prior to the organizational transactions	113	137	—	—	—	—	—	—	—	—	—	—	137
Member distributions	(76)	(801)	—	—	—	—	—	—	—	—	—	—	(801)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(8)	—	(8)
Effects of the initial public offering and related organizational transactions:
Effects of the organizational transactions	(15,181)	29,667	—	—	—	—	—	—	(114,094)	—	203	99,404	15,180
Issuance of Class A common stock in the IPO, net of underwriting discount	—	—	5,250	53	—	—	—	—	82,950	—	—	—	83,003
Issuance of Class A common stock to convertible notes holders	—	—	3,548	35	—	—	—	—	60,277	—	—	—	60,312
Issuance of Class A common to stock selling stockholders	—	—	750	8	(106)	—	(1,935)	—	(7)	—	—	—	1
Issuance of Class A common stock to underwriter upon exercise of over-allotment option	—	—	450	4	(63)	—	(1,161)	—	(4)	—	—	—	—
Issuance of Class B common stock	—	—	—	—	6,157	1	—	—	(1)	—	—	—	—
Issuance of Class C common stock	—	—	—	—	—	—	80,887	8	(8)	—	—	—	—
Capitalization of initial public offering costs	—	—	—	—	—	—	—	—	(3,523)	—	—	—	(3,523)
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	—	—	—	—	5,173	—	—	—	5,173
Joint venture consolidation	—	—	—	—	—	—	—	—	—	—	—	60	60

Activity subsequent to the initial public offering and related organizational transactions:
Net loss	—	—	—	—	—	—	—	—	—	(343)	—	(1,453)	(1,796)
Equity-based compensation	—	—	—	—	—	—	—	—	709	—	—	1,122	1,831
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	7	24	31
Balance June 30, 2019	—	—	9,998	100	5,988	1	77,791	8	31,472	(343)	(56)	99,157	130,339
Net loss	—	—	—	—	—	—	—	—	—	(6,398)	—	(2,563)	(8,961)
Equity-based compensation	—	—	—	—	—	—	—	—	360	—	—	1,148	1,508
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(77)	(246)	(323)
Reclassification of effects of the organizational transactions	—	—	—	—	—	—	—	—	297	—	—	(297)	—
Balance September 30, 2019	$—	$—	9,998	$100	5,988	$1	77,791	$8	$32,129	$(6,741)	$(133)	$97,199	$122,563

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Redeemable Class B Units	Members’ Equity / Deficit	Class A Common Stock		Class B Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Stockholders’ Equity / Members’ Deficit
			Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2017	$—	$9,605	—	$—	—	$—	—	$—	$—	$—	$(209)	$—	$9,396
Issuance of redeemable Class B units	8,890	—	—	—	—	—	—	—	—	—	—	—	—
Net income	77	2,222	—	—	—	—	—	—	—	—	—	—	2,222
Member distributions	—	(1,007)	—	—	—	—	—	—	—	—	—	—	(1,007)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(20)	—	(20)
Balance, March 31, 2018	8,967	10,820	—	—	—	—	—	—	—	—	(229)	—	10,591
Net income	23	207	—	—	—	—	—	—	—	—	—	—	207
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(13)	—	(13)
Balance, June 30, 2018	8,990	11,027	—	—	—	—	—	—	—	—	(242)	—	10,785
Net loss	(13)	(122)	—	—	—	—	—	—	—	—	—	—	(122)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	13	—	13
Balance, September 30, 2018	$8,977	$10,905	—	$—	—	$—	—	$—	$—	$—	$(229)	$—	$10,676

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net (loss) income (including amounts attributable to non-controlling interests)	$(29,847)	$2,391
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,980	1,013
Reversal of tax receivable agreement liability	(5,721)	—
Change in deferred tax asset, net	10,879	—
Unrealized gain on equity investment	(1,537)	—
Equity-based compensation expense	6,083	—
Change in fair value of convertible notes	12,063	—
Provision for doubtful accounts	91	228
Provision for slow moving or obsolete inventory	6	(20)
Loss (income) from equity method investments in associated entities	—	66
Other	37	3
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	1,396	(4,347)
Vendor deposits	(778)	(4,115)
Inventories	(15,770)	(13,295)
Deferred offering costs	2,284	—
Other current assets	(1,720)	(2,845)
Accounts payable	(13,182)	12,143
Accrued expenses	740	3,693
Payments of operating leases	(547)	—
Net cash used in operating activities	(33,543)	(5,085)
Cash flows from investing activities:
Acquisitions, net of cash acquired	(1,283)	785
Purchases of property and equipment, net	(1,268)	(532)
Purchase of intangible assets, net	(58)	(71)
Investment in equity securities	(500)	—
Net cash (used in) provided by investing activities	(3,109)	182
Cash flows from financing activities:
Proceeds from issuance of convertible notes	8,050	—
Proceeds from issuance of Class A common stock sold in initial public offering, net of underwriting costs	83,003	—
Payment of debt issuance costs - convertible notes	(1,734)	—
Payments of debt issuance costs	—	(166)
Payments on long-term debt	—	(565)
Proceeds from notes payable	—	52
Payments on notes payable	(125)	—
Proceeds from - line of credit, net	—	7,716
Payments of finance lease obligations	(62)	(72)
Deferred offering costs paid	(3,523)	—
Redemption of Class A and Class B units of Greenlane Holdings, LLC	(3,019)	—
Member distributions	(897)	(1,007)
Net cash provided by financing activities	81,693	5,958
Effects of exchange rate changes on cash	158	(20)
Net increase in cash	45,199	1,035
Cash, as of beginning of the period	7,341	2,080
Cash, as of end of the period	$52,540	$3,115

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$862	$296
Cash paid during the period for income taxes	$401	$328

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$547	$687
Operating cash flows for finance leases	$18	$2
Financing cash flows for finance leases	$62	$72

Non-cash investing activities and financing activities:
Conversion of convertible notes to Class A common stock	$60,313	$—
Redeemable Class B Units issued for acquisition of a subsidiary	$6,664	$8,890
Deferred offering costs included in accounts payable and accrued expenses	$—	$1,141
Leased assets obtained in exchange for new finance lease liabilities	$88	$244
Leased assets obtained in exchange for new operating lease liabilities	$2,973	$—

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
The Operating Company has been determined to be the predecessor for accounting purposes and, accordingly, the condensed consolidated financial statements for periods prior to the IPO and the related Transactions have been adjusted to combine the previously separate entities for presentation purposes. Amounts for the period from January 1, 2018 through September 30, 2018 and from January 1, 2019 through April 22, 2019 presented in the condensed consolidated financial statements and notes to the condensed financial statements herein represent the historical operations of the Operating Company. The amounts as of September 30, 2019 and for the period from April 23, 2019 through September 30, 2019 reflect the consolidated operations of the Company.
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
Initial Public Offering and Organizational Transactions
On April 23, 2019, Greenlane completed its IPO of 6,000,000 shares of Class A common stock, which was comprised of 5,250,000 shares of Class A common stock sold by Greenlane and 750,000 shares sold by certain selling stockholders (comprised of Aaron LoCascio, Greenlane’s Chief Executive Officer, Adam Schoenfeld, Greenlane’s Chief Strategy Officer, and an affiliated entity of Messrs. LoCascio and Schoenfeld), in each case at a public offering price of $17.00 per share. In addition, Greenlane issued 3,547,776 shares of Class A common stock to the holders of convertible notes upon conversion of such convertible notes at a settlement price equal to 80% of the IPO price. On April 29, 2019, the underwriters purchased an additional 450,000 shares of Class A common stock from selling stockholders pursuant to the exercise of their option to purchase additional shares in the IPO. Greenlane did not receive any proceeds from the sale of Class A common stock by the selling stockholders. The sale of shares of Class A common stock by Greenlane generated aggregate net proceeds to Greenlane, after deducting the underwriting discounts and commissions and offering expenses paid by Greenlane, of approximately $79.5 million. Greenlane contributed all of the net proceeds to the Operating Company in exchange for a number of common units of the Operating Company (“Common Units”) equal to the number of shares of Class A common stock sold by Greenlane in the IPO at a price per Common Unit equal to the IPO price per share of Class A common stock. After giving effect to the IPO and the related Transactions and the use of the net proceeds from the IPO, Greenlane owns approximately 23.9% of the Operating Company’s outstanding Common Units. As a result of the IPO, Mr. Schoenfeld and Jacoby & Co. Inc, an affiliated entity of Mr. Schoenfeld and Aaron LoCascio, collectively control approximately 83.0% of the combined voting power of Greenlane’s common stock as a result of their ownership of Greenlane’s Class C common stock, which are issued on a three-to-one basis with the number of Common Units owned and each share of common stock is entitled to one vote all matters submitted to a vote of Greenlane’s stockholders.

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
● Greenlane entered into (i) a Tax Receivable Agreement (the “TRA”) with the Operating Company and the Operating Company’s members and (ii) a Registration Rights (the “Registration Rights Agreement”) with the Operating Company’s members who, assuming that all of the Common Units of such members are redeemed or exchanged for newly-issued shares of Class A common stock on a one-to-one basis, will own an aggregate of 31,918,891 shares of Class A common stock, representing approximately 89.4% of the combined voting power of all of Greenlane’s Common Stock. Although the actual timing and amount of any payments that Greenlane will make to the Operating Company’s members under the TRA will vary, Greenlane expects those payments may be significant.

Common Units are redeemable, subject to contractual restrictions, at the election of such members for newly-issued shares of Class A common stock on a one-to-one basis (and their shares of Class B common stock or Class C common stock, as the case may be, will be canceled on a one-to-one basis in the case of Class B common stock or three-to-one basis in the case of Class C common stock upon any such issuance). Greenlane has the option to instead make a cash payment equal to a volume weighted average market price of one share of Class A common stock for each Common Unit redeemed (subject to customary adjustments, including for stock splits, stock dividends and reclassifications) in accordance with the terms of the Operating Agreement. Greenlane’s decision to make a cash payment upon a member’s redemption election will be made by its independent directors (within the meaning of the Nasdaq Marketplace Rules) who are disinterested in such proposed redemption.
Greenlane’s corporate structure following the IPO, as described above, is commonly referred to as an “Up-C” structure, which is often used by partnerships and limited liability companies when they undertake an initial public offering of their business. The Up-C structure allows the members of the Operating Company to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership, or “pass-through” entity, for income tax purposes following the IPO. One of these benefits is that future taxable income of the Operating Company that is allocated to its members will be taxed on a flow-through basis and therefore will not be subject to corporate taxes at the Operating Company entity level. Additionally, because the members may redeem their Common Units for shares of Greenlane's Class A common stock on a one-for-one basis, or at Greenlane’s option, for cash, the Up-C structure also provides the members with potential liquidity that holders of non-publicly traded limited liability companies are not typically afforded.
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
● The non-founder members of the Operating Company own (i) 5,988,485 Common Units, representing 14.3% of the economic interests in the Operating Company, and (ii) through their ownership of Class B common stock, approximately 6.4% of the voting power in Greenlane;

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
The following table sets forth the economic and voting interests of holders of Greenlane’s Common Stock as of the date of this Quarterly Report on Form 10-Q:

Class of Common Stock (ownership)	Total Shares (1)	Class A Shares (as converted) (2)	Economic Ownership in the Operating Company (3)	Voting Interest in Greenlane (4)	Economic Interest in Greenlane (5)
Class A (purchasers in the IPO)	6,450,000	6,450,000	15.4%	6.9%	64.5%
Class A (former convertible note holders) (5)	3,547,776	3,547,776	8.5%	3.8%	35.5%
Class B (non-founder members)	5,988,485	5,988,485	14.3%	6.4%	—%
Class C (founder members)	77,791,218	25,930,406	61.9%	83.0%	—%
Total	93,777,479	41,916,667	100.0%	100.0%	100.0%

(1) Represents the total number of shares of a particular class of Greenlane's Common Stock held as of the date of this Quarterly Report on Form 10-Q.
(2) Represents the number of shares of Greenlane's Class A common stock that will be held outstanding assuming the exchange of all outstanding shares of Class B common stock and Class C common stock upon redemption of Common Units. Shares of Class B common stock and Class C common stock, as the case may be, will be canceled, without consideration, on a one-to-one basis in the case of the Class B common stock pursuant to the terms of the Operating Agreement.
(3) Represents the indirect economic interest in the Operating Company through the holders' ownership of Common Stock.
(4) Represents the aggregate voting interest in Greenlane through the holders' ownership of Common Stock. Each share of Class A common stock, Class B common stock and Class C common stock entitles its holder to one vote per share on all matters submitted to a vote of Greenlane's stockholders.
(5) Represents shares of Class A common stock issued to the prior holders of convertible notes upon conversion of such convertible notes at a settlement price equal to 80% of the IPO price.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair financial statement presentation have been made. Certain reclassifications have been made to prior year amounts or balances to conform to the presentation adopted in the current year. The consolidated results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or any other future annual or interim period. These condensed consolidated financial statements should be read in conjunction with the Operating Company’s audited consolidated financial statements and related notes for the year ended December 31, 2018, which are included in Greenlane’s final prospectus, dated April 17, 2019, filed with the SEC on April 22, 2019 pursuant to Rule 424(b) of the Securities Act of 1933, as amended.
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of the Company, the Operating Company, and the Operating Company's consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenue and expenses. Such estimates include the accounts receivable allowance for doubtful accounts, the allowance for slow-moving or obsolete inventory, the valuation of deferred tax assets, goodwill, intangibles and other long-lived assets, contingent consideration, the tax receivable agreement (TRA) liability, and the valuation and assumptions underlying equity-based compensation. Accordingly, actual results could differ from those estimates.
Segment Reporting
The Company’s chief operating decision maker (“CODM”) is Aaron LoCascio, Greenlane’s Chief Executive Officer. The Company has two distinct operating segments, which include the United States operations and Canadian operations. The Canadian operating segment consists of the Operating Company’s wholly-owned, Canada-based, subsidiary. The United States operating segment is comprised of all other operating subsidiaries. Beginning with the quarter ended March 31, 2019, the Company had a change in reportable segments as the Canadian operating segment met certain quantitative thresholds based upon which its separate disclosure was required. The United States and Canada reportable segments have been identified based on how the CODM manages the business, makes resource allocation and operating decisions, and evaluates operating performance.
The Company completed its acquisition of ARI Logistics B.V. and Shavita B.V. (collectively, "Conscious Wholesale"), based in Amsterdam, the Netherlands, on September 30, 2019. The initial accounting for this business combination is incomplete and thus the amounts recognized in the financial statements for the business combination have been determined only provisionally. The assignment of goodwill recognized from this business combination to reporting units has also not yet been completed as of the date of these financial statements. The Company expects to make a determination relating to the application of the segment reporting disclosure requirements applicable to Conscious Wholesale during the fourth quarter of 2019. See "Note 9—Business Acquisitions," and “Note 12—Segment Reporting.”
Business Combinations
Business combinations are accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations (“ASC 805”). Under the acquisition method, the acquiring entity in a business combination recognizes 100% of the acquired assets and assumed liabilities, regardless of the percentage owned, at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of the net assets acquired, including other identifiable assets, exceeds the purchase price, a bargain purchase gain is recognized. Assets acquired, and liabilities assumed from contingencies, are recognized at fair value if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the condensed consolidated statement of operations from the date of acquisition. Acquisition-related costs are expensed as incurred. See “Note 9— Business Acquisitions.”

Equity-Based Compensation
The Company accounts for equity-based compensation grants of equity awards to employees in accordance with ASC Topic 718, Compensation Stock Compensation. This standard requires compensation expense to be measured based on the estimated fair value of share-based awards on the date of grant and recognized as expense over the requisite service period, which is generally the vesting period. The Company estimates the fair value of stock options using the Black-Scholes model on the date of grant. The Black-Scholes model requires the use of several variables to estimate the grant-date fair value of the Company’s equity-based compensation awards including expected term, expected volatility and risk-free interest rates. Equity-based compensation costs are recognized using a graded vesting schedule. For liability-classified awards, the Company records fair value adjustments up to and including the settlement date. Changes in the fair value of the equity-based compensation liability that occur during the requisite service period are recognized as compensation cost over the vesting period. Changes in the fair value of the equity-based compensation liability that occur after the end of the requisite service period but before settlement, are compensation cost of the period in which the change occurs. The Company accounts for forfeitures as they occur. See “Note 11—Equity-Based Compensation.”
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
The carrying amounts of the Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and short-term debt, are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The fair value of long-term debt is the estimated amount the Company would have to pay to repurchase the debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at each balance sheet date. As of September 30, 2019 and 2018, the carrying amount of the Company’s long-term debt approximated its fair value. See “Note 17—Fair Value of Financial Instruments.”
Cash
For purposes of reporting cash flows, the Company considers cash on hand, checking accounts, and savings accounts to be cash. The Company considers all highly-liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. The Company places its cash with high credit quality financial institutions, which provide insurance through the Federal Deposit Insurance Company. At times, the balance in these accounts may exceed federal insured limits. The Company performs periodic evaluations of the relative credit standing of these institutions and does not expect any losses related to such concentrations. As of September 30, 2019, and December 31, 2018, approximately $1.0 million and $1.1 million, respectively, of the Company’s cash balances were in foreign bank accounts and uninsured. As of September 30, 2019, and December 31, 2018, the Company had no cash equivalents.
Accounts Receivable, net
Accounts receivable represent amounts due from customers for merchandise sales and are recorded when revenue is earned. An account is considered past due when payment has not been rendered by its due date based upon the terms of the sale. Generally, accounts receivable are due 30 days after the billing date. The Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on a history of collections as well as current credit conditions. Accounts are written off as uncollectible on a case-by-case basis. Accounts receivable are pledged as collateral for the line of credit. See “Note 5—Long Term Debt.”

Inventories, net
Inventories consist of finished goods that are valued at the lower of cost or net realizable value on a weighted average cost basis. The Company has established an allowance for slow-moving or obsolete inventory based upon assumptions about future demands and market conditions. At September 30, 2019 and December 31, 2018, the reserve for obsolescence was approximately $0.2 million and $0.2 million, respectively. Inventory is pledged as collateral for the line of credit. See “Note 5—Long Term Debt.”
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
Property and Equipment, net
Property and equipment are stated at cost or, if acquired through a business combination, fair value at the date of acquisition. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the asset, except for leasehold improvements, which are depreciated over the shorter of the estimated useful lives of the assets or the lease term. Upon the sale or retirement of assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is credited or charged to income. Expenditures for repairs and maintenance are expensed when incurred.
Depreciation expense for property and equipment (excluding assets recorded under finance leases) for the three months ended September 30, 2019 and 2018 was approximately $0.3 million and $0.1 million, respectively, and approximately $1.0 million and $0.2 million, for the nine months ended September 30, 2019 and 2018, respectively.
Impairment of Long-Lived Assets
The Company assesses the recoverability of the carrying amount of its long lived-assets, including property and equipment and finite-lived intangibles, whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. An impairment loss would be assessed when estimated undiscounted future cash flows from the operation and disposition of the asset group are less than the carrying amount of the asset group. Asset groups have identifiable cash flows and are largely independent of other asset groups. Measurement of an impairment loss is based on the excess of the carrying amount of the asset group over its fair value. No impairment charges for long-lived assets were recognized during the nine months ended September 30, 2019 and 2018.
Intangible Assets, net
Intangible assets consist of domain names, intellectual property, distribution agreements, proprietary technology, trademarks and tradenames, customer relationships, and other rights. Intangible assets with finite lives are amortized over their estimated useful lives on a straight-line basis. The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets. Intangible assets are carried at cost less accumulated amortization. The Company assesses the recoverability of finite-lived intangible assets in the same manner as for property and equipment, as described above. There were no impairment charges for the nine months ended September 30, 2019 and 2018.
Amortization expense for intangible assets amounted to $0.3 million and $1.0 million during the three and nine months ended September 30, 2019, respectively, and approximately $0.3 million and $0.8 million during the three and nine months ended September 30, 2018, respectively.

Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in business combinations. In accordance with ASC Topic 350, Intangibles—Goodwill and Other, the Company tests goodwill for impairment for each reporting unit on an annual basis, using either a qualitative or quantitative approach, or when events or circumstances indicate the fair value of a reporting unit is below its carrying value. Judgment is involved in determining if an indicator or change in circumstances relating to impairment has occurred. Such changes may include, among others, a significant decline in expected future cash flows, a significant adverse change in the business climate, and unforeseen competition. No goodwill impairment charges were recognized during the nine months ended September 30, 2019 and 2018.
Investments
Equity method investments
Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s condensed consolidated balance sheets and statements of operations and comprehensive (loss) income; however, the Company’s share of the earnings or losses of the investee company is reflected in the caption “Other income, net’’ in the condensed consolidated statements of operations and comprehensive (loss) income. The Company’s carrying value in an equity method investee company is reflected in the caption “Investments” in the Company’s condensed consolidated balance sheets. When the carrying value in an equity method investee is reduced to zero, no further losses are recorded in the Company’s consolidated financial statements unless the Company has guaranteed obligations of the investee company or has committed additional funding. When the investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.
The Company’s investment that is accounted for on the equity method of accounting consists of a 50% interest in a joint venture entity. The investment in this joint venture entity was not significant at September 30, 2019 and December 31, 2018. In the second quarter of 2019, the Company consolidated a former joint venture, which was previously accounted for as an equity investment. During the three and nine months ended September 30, 2019, the operating activity related to this joint venture was not material. These investments were not established until the first quarter of 2019. The Company had no income from its equity method investment for the three and nine months ended September 30, 2019, respectively.
Equity securities
The Company’s equity securities consist of an investment in Airgraft Inc. (ownership 1.49%). The Company has determined that its ownership does not provide it with significant influence over the operations of this investee. Accordingly, the Company accounts for its investment in this entity as equity securities. Airgraft Inc. is a private entity and its equity securities do not have a readily determinable fair value. The Company has elected to measure this security at cost minus impairment, if any. The security is adjusted to fair value when an observable price change can be identified. At September 30, 2019, the carrying value of this investment was approximately $2.0 million, which included an upward adjustment of $1.5 million based on an observable price change recognized during the three months ended September 30, 2019.. The adjustment was determined based on Airgraft Inc.'s price per share sold in connection with a new financing round during the third quarter of 2019, for shares which which were determined to the similar to the equity securities held by the Company. This adjustment in the carrying value of the Company's investment in equity securities was recorded as an unrealized gain of approximately $1.5 million within Other income (expense), net, in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2019.
Vendor Deposits
Vendor deposits represent prepayments made to vendors for inventory purchases. A significant number of vendors require prepayment for inventory purchases made by the Company.
Deferred Offering Costs
The Company capitalized certain legal, accounting, and other third-party fees that were directly attributable to Greenlane’s IPO. Following the successful consummation of the IPO in April 2019, deferred offering costs of approximately $3.5 million were recorded in the Company’s stockholders’ equity as a reduction of additional paid-in capital.

Foreign Currency Translation
The accompanying condensed consolidated financial statements are presented in United States (U.S.) dollars. The functional currency of one of the Operating Company’s wholly-owned, Canada-based, subsidiaries is the Canadian dollar. The functional currency of the Operating Company's wholly-owned, Netherlands-based, subsidiary is the Euro. The assets and liabilities of these subsidiaries are translated into U.S. dollars at current exchange rate at each balance sheet date for assets and liabilities and an appropriate average exchange rate for each applicable period within the condensed consolidated statements of operations and comprehensive (loss) income. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The foreign currency translation adjustments are included in accumulated other comprehensive loss, a separate component of members’/stockholders' deficit in the condensed consolidated balance sheets. Other exchange gains and losses are reported in the condensed consolidated statements of operations and comprehensive (loss) income.
Comprehensive (Loss) Income
Comprehensive (loss) income includes net (loss) income as currently reported by the Company, adjusted for other comprehensive items. Other comprehensive items for the Company consist of foreign currency translation gains and losses and unrealized gains and losses on derivative financial instruments that qualify as hedges.
Advertising
Advertising costs are expensed as incurred and are included in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive (loss) income. Advertising costs totaled approximately $1.0 million and $0.9 million for the three months ended September 30, 2019 and 2018, respectively, and $3.3 million and $2.7 million for the nine months ended September 30, 2019 and 2018, respectively.
Income Taxes
The Company is a corporation subject to income taxes in the United States. Certain subsidiaries of the Operating Company are taxable separately from the Company. The Company's proportional share of the Operating Company's subsidiaries' provisions are included in the Company's consolidated financial statements.
The Company’s deferred income tax assets and liabilities are computed for differences between the tax basis and financial statement amounts that will result in taxable or deductible amounts in the future. The computed deferred balances are based on enacted tax laws and applicable rates for the periods in which the differences are expected to affect taxable income. A valuation allowance is recognized for deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. In making such a determination, all available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines it would be able to realize its deferred tax assets for which a valuation allowance had been recorded, then an adjustment would be made to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company evaluates the tax positions taken on income tax returns that remain open and positions expected to be taken on the current year tax returns to identify uncertain tax positions. Unrecognized tax benefits on uncertain tax positions are recorded on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the largest amount of tax benefit that is more than 50 percent likely to be realized is recognized. Interest and penalties related to unrecognized tax benefits are recorded in income tax benefit. See “Note 10—Income Taxes.”
Tax Receivable Agreement (TRA)
The Company entered into the TRA with the Operating Company and each of the members of the Operating Company that provides for the payment by the Operating Company to the members of 85% of the amount of tax benefits, if any, that the Company may actually realize (or in some circumstances are deemed to realize) as a result of (i) increases in tax basis resulting from any future redemptions that are funded by the Company or exchanges of Common Units as described above in “Note 1—Business Operations and Organization” and (ii) certain other tax benefits attributable to payments made under the TRA.

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

The Company periodically evaluates the realizability of the deferred tax assets resulting from the exchange of Common Units for Class A common stock. If the deferred tax assets are determined to be realizable, the Company then assesses whether payment of amounts under the TRA have become probable. If so, the Company records a TRA liability equal to 85% of such deferred tax assets. In subsequent periods, the Company assesses the realizability of all of deferred tax assets subject to the TRA. If the Company determines that a deferred tax asset with a valuation allowance is realizable in a subsequent period, the related valuation allowance will be released and consideration of a corresponding TRA liability will be assessed. The realizability of deferred tax assets, including those subject to the TRA, is dependent upon the generation of future taxable income during the periods in which those deferred tax assets become deductible and consideration of prudent and feasible tax-planning strategies.
The measurement of the TRA is accounted for as a contingent liability. Therefore, once the Company determines that a payment to a member of the Operating Company has become probable and can be estimated, the estimate of payment will be accrued. See “Note 10—Income Taxes.”
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
The Company generates revenue primarily from the sale of finished products to customers, whereby each product unit represents a single performance obligation. The performance obligation is satisfied when the customer obtains control of the product, which typically occurs at the time of shipping. Upon shipping, the customer has legal title of the product and bears the significant risks and rewards of ownership, including the right to sell or redirect the product. As such, customer orders are recorded as revenue once the order is shipped from one of the Company’s distribution centers. The Company’s performance obligations for services are satisfied when the services are rendered within the arranged service period. Total service revenue is not material and accounted for less than 0.5% of revenues for the three months ended September 30, 2019 and 2018, and less than 0.5% of revenues for the nine months ended September 30, 2019 and 2018. The Company provides no warranty on products sold. Product warranty is provided by the manufacturers.
The Company elected to account for shipping and handling expenses that occur after the customer has obtained control of products as a fulfillment activity in cost of sales. Shipping and handling fees charged to customers are included in net sales upon completion of the Company’s performance obligations.
Revenue is presented net of sales taxes, discounts and expected refunds.
Product revenues are recorded net of estimated rebates or sales incentives as well as estimated product returns as elements of variable consideration. The actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net revenue from products in the period such variances become known. The Company estimates product returns based on historical experience and records them on a gross basis as a refund liability that reduces the net sales for the period. The Company analyzes actual historical returns, current economic trends and changes in order volume when evaluating the adequacy of the sales returns allowance in any accounting period. The liability for returns is included in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets and was approximately $0.7 million and $0.5 million at September 30, 2019 and December 31, 2018, respectively. Included in other current assets is an asset totaling approximately $0.3 million as of September 30, 2019 and December 31, 2018, respectively, relating to the recoverable cost of merchandise estimated to be returned by customers.

The Company established a supply chain for premium, patented, child-resistant packaging, closed-system vaporization solutions and custom-branded retail products. For these product offerings, the Company generally receives a deposit from the customer (generally 50% of the total order cost, but the amount can vary by customer contract), when an order is placed by a customer. These orders are typically completed within six weeks to three months from the date of order, depending on the complexity of the customization and the size of the order. Customer deposits, which represent deferred revenue, are included in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets and were approximately $3.0 million and $3.2 million at September 30, 2019 and December 31, 2018, respectively. See “Note 4—Composition of Certain Financial Statement Captions.”
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
Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) attributable to the Company by the weighted average number of shares outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potential weighted average dilutive shares including stock options, restricted stock units, dividend equivalent units, restricted stock awards, and Common Units exchangeable for shares of Class A common stock for the periods after the closing of the IPO. The dilutive effect of outstanding awards, if any, is reflected in diluted earnings per share by application of the treasury stock method or if-converted method, as applicable. See “Note 3—Net Loss Per Share.”
Recently Adopted Accounting Guidance
In February 2016, the Financial Accounting (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842), which, among other things, requires lessees to recognize substantially all leases on their balance sheets and disclose key information about leasing arrangements. The new standard establishes a right of use (“ROU”) model that requires a lessee to recognize a ROU asset and liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. The new standard became effective for the Company on January 1, 2019. The Company adopted this standard beginning January 1, 2019 using the modified retrospective transition approach. See “Note 6—Leases” for further discussion regarding the Company’s adoption of the new standard.
In September 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation: Improvements to Nonemployee Share Based Payment Accounting. ASU 2018-7 provides guidance on accounting for equity-based awards issued to nonemployees. The standard was effective for annual and interim periods beginning after December 15, 2018. The Company adopted this standard beginning January 1, 2019. Adoption of the new standard did not have a material impact on the Company’s financial statements.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The ASU expands and enhances hedge accounting to become more closely aligned with an entity’s risk management activities through hedging strategies. The ASU provides changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements and creates more transparency and makes the economic results presented in the financial statements easier to understand. In addition, the new guidance makes certain targeted improvements to ease the application of accounting guidance relative to hedge effectiveness. The standard was effective for annual and interim periods beginning after December 15, 2018. The Company adopted this ASU prospectively beginning July 1, 2019 and applied the guidance provided by the ASU to the derivative instrument discussed in "Note 15—Derivative Instrument and Hedging Activity”. The Company did not hold any derivative instruments to which this new ASU was applicable in earlier reporting periods.

Recently Issued Accounting Guidance Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses. The standard requires the use of an “expected loss” model on certain types of financial instruments. The standard also amends the impairment model for available-for-sale securities and requires estimated credit losses to be recorded as allowances rather than as reductions to the amortized cost of the securities. This standard is effective for the Company for fiscal years, and interim periods within those years, beginning January 1, 2020, with early adoption permitted. The Company is currently evaluating the potential impact the new guidance may have on the Company's financial statements.
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
Prior to the amendment and restatement of the Operating Company’s LLC Agreement on April 17, 2019 in connection with the IPO, the Operating Company’s membership interests were defined solely as percentage interests as the LLC Agreement did not define a number of membership units outstanding or authorized. As a result, a calculation of basic and diluted earnings per unit for the three and nine months ended September 30, 2018 was not presented in the accompanying condensed consolidated financial statements, as a denominator to the calculation could not be determined. The basic and diluted net loss per share for the nine months ended September 30, 2019 represents only the period from the IPO closing on April 23 through September 30, 2019.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A common stock is as follows:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
	(in thousands, except per share amounts)
Numerator:
Net loss	$(8,961)	$(10,757)
Less: Net loss attributable to non-controlling interests	(2,563)	(4,016)
Net loss attributable to Class A common stockholders	$(6,398)	$(6,741)
Denominator:
Weighted average shares of Class A common stock outstanding	9,998	9,998
Net loss per share of Class A common stock - basic and diluted	$(0.64)	$(0.67)
For the three and nine months ended September 30, 2019, 5,988,485 shares of Class B common stock, 77,791,218 shares of Class C common stock and 632,847 stock options were excluded from the weighted-average in the computation of diluted net loss per share of Class A common stock because the effect would have been anti-dilutive.
Shares of Class B common stock and Class C common stock do not share in the earnings or losses of Greenlane and are therefore not participating securities. As such, separate calculations of basic and diluted net loss per share for each of Class B common stock and Class C common stock under the two-class method have not been presented.

NOTE 4. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
The following table summarizes the composition of accrued expenses and other current liabilities as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(in thousands)
Accrued expenses and other current liabilities:
Customer deposits	$2,954	$3,226
Accrued offering costs	—	1,500
Refund liability	670	459
Payroll related including bonus	1,499	1,314
Accrued taxes, state and income	1,222	665
Accrued marketing fees and royalties	361	804
Accrued purchase price consideration for business acquisition	1,438	—
Other	1,552	1,977
	$9,696	$9,945

NOTE 5. LONG TERM DEBT
The Company’s long-term debt, excluding operating lease liabilities and finance lease liabilities, consisted of the following amounts at the dates indicated:

	September 30, 2019	December 31, 2018
	(in thousands)
3.0% note payable to a lender in relation to a four-year vehicle loan for the purchase of a truck used in operations.	$20	$24

Credit note with a lender for the purchase of the Company’s Corporate headquarters building with a maturity date of October 1, 2025. Interest on the principal balance outstanding on the note is due monthly at a rate of LIBOR plus 2.39% per annum.	8,339	8,460

Convertible notes issued in December 2018 and in January 2019.	—	40,200
	8,359	48,684
Less unamortized debt issuance costs	(125)	(140)
Less current portion of long-term debt	(175)	(168)
Long-term debt, net, excluding operating leases and finance leases	$8,059	$48,376
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
There were no borrowings outstanding on the line of credit at September 30, 2019 and December 31, 2018.
Real Estate Note
On October 1, 2018, one of the Operating Company’s wholly-owned subsidiaries closed on the purchase of a building for $10 million, which serves as the Company’s corporate headquarters. The purchase was financed through a real estate term note (the “Real Estate Note”) in the principal amount of $8.5 million, with one of the Operating Company’s wholly-owned subsidiaries as the borrower and Fifth Third Bank as the lender. Principal amounts plus any accrued interest at a rate of LIBOR plus 2.39% are due monthly. The Company’s obligations under the Real Estate Note are secured by a mortgage on the property.
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
Convertible Notes
On December 21, 2018, the Operating Company issued an aggregate of $40.2 million in convertible promissory notes (the “convertible notes”) and received net cash proceeds of $38.9 million. Approximately $15.1 million of the net cash proceeds received from the issuance of the convertible notes were used to redeem equity interests of existing members of the Operating Company. On January 4, 2019, the Operating Company issued an additional $8.1 million in convertible notes and received net cash proceeds of $6.5 million after approximately $0.4 million of debt issuance costs related to the January 2019 note issuance, and approximately $1.2 million of costs paid in January 2019 related to the issuance of the December 2018 convertible notes. Approximately $3.0 million of the net cash proceeds received from the issuance of the convertible notes were used to redeem equity interests of existing members of the Operating Company. The balance of the net proceeds has been or will be used for general corporate purposes. Total debt issuance costs of $1.7 million associated with the issuance of convertible notes were expensed and recognized as interest expense in the condensed consolidated statements of operations and comprehensive (loss) income for the nine months ended September 30, 2019. For the nine months ended September 30, 2019, the Operating Company recognized a change in fair value of the convertible notes of $12.1 million in the accompanying condensed consolidated statements of operations.
The convertible notes did not accrue interest. On April 23, 2019, in connection with the closing of the IPO, Greenlane issued 3,547,776 shares of its Class A common stock to the holders of the convertible notes upon conversion of the convertible notes of the Operating Company at a settlement price equal to 80% of the IPO price per share; see “Note 1—Business Operations and Organization.” The convertible notes also contained other settlement provisions if an IPO did not occur within one year of their issuance date. There were no convertible notes outstanding at September 30, 2019.
NOTE 6. LEASES
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
As of September 30, 2019, the Company had 15 facilities financed under operating leases (consisting of warehouses, regional offices, and retail stores), with lease term expirations between 2019 and 2026.
Rent expense consists of monthly lease rents for warehouses, regional offices, and retail stores under the terms of the Company’s lease agreements recognized on a straight-line basis.
The following table provides details of the Company’s future minimum lease payments under finance lease liabilities and operating lease liabilities recorded on the Company’s condensed consolidated balance sheet as of September 30, 2019. The table below does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

	Finance Leases	Operating Leases	Total Finance and Operating Lease Obligations
	(in thousands)
Remainder of 2019	$34	$196	$230
2020	133	772	905
2021	121	484	605
2022	58	489	547
2023	19	448	467
Thereafter	8	416	424
Total minimum lease payments	$373	$2,805	$3,178
Less: imputed interest	35	305	340
Present value of minimum lease payments	$338	$2,500	$2,838
Less: current portion	115	684	799
Long-term portion	$223	$1,816	$2,039
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

September 30, 2019
(in thousands)
Finance lease cost
Amortization of leased assets	$96
Interest of lease liabilities	36
Operating lease costs
Operating lease cost (a)	604
Variable lease cost (a)	280
Total lease cost	$1,016
(a)Expenses are classified within general and administrative expenses within the Company’s condensed consolidated statement of operations and comprehensive (loss) income.

The table below presents lease-related terms and discount rates as of September 30, 2019:

September 30, 2019
Weighted average remaining lease terms
Operating leases	3.6 years
Finance leases	3.1 years
Weighted average discount rate
Operating leases	4.9%
Finance leases	6.7%
Lessor
The Company has five operating leases for office space leased to third-party tenants in its corporate headquarters building in Boca Raton, Florida. For the three and nine months ended September 30, 2019, the Company had approximately $0.1 million and $0.5 million, respectively, in rental income related to these operating leases, which is included in “Other income, net” line item in the condensed consolidated statement of operations. The Company did not have any rental income for the three and nine months ended September 30, 2018.
The following table represents the maturity analysis of undiscounted cash flows related to lease payments which the Company expects to receive from its existing operating lease agreements with tenants:

Rental Income	(in thousands)
Remainder of 2019	$157
2020	619
2021	585
2022	76
Thereafter	—
Total	$1,437

NOTE 7. SUPPLIER CONCENTRATION
During the nine months ended September 30, 2019 and 2018, the Company’s purchases of inventory for resale from two major vendors amounted to approximately 54.5% and 63.2%, respectively, of the Company’s total inventory purchases.
NOTE 8. COMMITMENTS AND CONTINGENCIES
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
On August 2, 2019, in an action entitled Tyrell v. Greenlane Holdings, Inc. et al., a purported stockholder of the Company filed a purported class action lawsuit in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, against the Company, officers and directors of the Company, and the underwriters related to the Company’s initial public offering. The complaint alleges, among other things, that the Company’s registration statement related to its initial public offering contained untrue statements of material fact and, or omitted to state material facts necessary to make the statements in the registration statement not misleading, in violation of Sections 11, 12 and 15 of the Securities Act of 1933, as amended. Since August 2, four additional purported class action lawsuits have been filed making substantially similar allegations; two of these additional lawsuits were filed in the same court as the Tyrell action and two were filed in the United States District Court for the Southern District of Florida. The lawsuits in federal court are entitled Hammond v. Greenlane Holdings, Inc. et al. and Mayer v. Greenlane Holdings Inc. et al. At this time, a class has not been certified in either state or federal court in any of the actions referenced above and the Company cannot estimate the amount of damages (if any) being sought by the plaintiffs. The Company can provide no assurances as to the outcome of these lawsuits or as to the costs associated with them. However, the Company believes the claims are without merit and intends to vigorously defend itself.
See “Note 6—Leases” for details of the Company’s future minimum lease payments under finance lease liabilities and operating lease liabilities recorded on the Company’s condensed consolidated balance sheet as of September 30, 2019.

NOTE 9. BUSINESS ACQUISITIONS
Pollen Gear LLC
Effective January 14, 2019, the Company acquired a 100% interest in Pollen Gear LLC (“Pollen Gear”) in exchange for an aggregate four percent (4.0%) equity interest in the Company. As consideration for the transaction, the Company issued its Class B units, which, as described below in “Note 14—Stockholders’ Equity / Members’ Deficit,” were contingently redeemable by the holder. Pollen Gear has been consolidated in the Company’s consolidated financial statements commencing on January 14, 2019, the date of acquisition. The Pollen Gear acquisition was accounted for as a business combination under the acquisition method under ASC Topic 805, Business Combinations. The following table summarizes the purchase price allocation and the estimated fair value of the net assets acquired and liabilities assumed at the date of acquisition.

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
Conscious Wholesale
Effective September 30, 2019, the Company acquired a 100% interest in Conscious Wholesale, a leading European wholesaler and retailer of consumption accessories, vaporizers, and other high-quality products. As consideration for the transaction, the Company expects to pay $5,867, which consists of $2,876 in cash, $1,438 in Class A common stock, and $1,553 of contingent consideration, payable in a combination of cash and Class A common stock. The contingent consideration arrangement requires the Company to make contingent payments based on the achievement of certain operational and financial performance targets for the year ending December 31, 2020, as set forth in the acquisition agreement. The Company estimated the fair value of the contingent consideration by using a Monte Carlo simulation that includes significant unobservable inputs such as the risk-free rate, risk-adjusted discount rate, the volatility of the underlying financial metrics and projected financial forecast of the acquired business over the earn-out period.
The Conscious Wholesale acquisition was accounted for as a business combination under the acquisition method under ASC Topic 805, Business Combinations. The following table summarizes the preliminary purchase price allocation and the estimated fair value of the net assets acquired and liabilities assumed at the date of acquisition. The purchase price allocation for Conscious Wholesale is preliminary pending completion of the fair value analysis of the acquired assets and liabilities:

Conscious Wholesale	(in thousands)
Cash	$812
Accounts receivable	313
Inventory, net	1,820
Other current assets	955
Trade names	153
Customer relationships	1,044
Goodwill	2,264
Net liabilities	(1,494)
Total purchase price	$5,867
The initial accounting for this business combination is incomplete and thus the amounts recognized in the financial statements for the business combination have been determined only provisionally. The initial accounting is incomplete primarily due to the timing of the closing of the acquisition relative to the timing of the issuance of our financial statements for the third quarter of 2019. The assignment of goodwill recognized from this business combination to reporting units has also not yet been completed as of the date of these financial statements.

Pro Forma Financial Information
The following unaudited pro forma financial information represents the combined results for the Company, Pollen Gear, and Conscious Wholesale for the three and nine months ended September 30, 2019 and 2018 as if Pollen Gear and Conscious Wholesale had been acquired on January 1, 2018, and their results had been included in the consolidated results of the Company beginning on that date:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net Sales	$47,247	$46,352	$156,114	$136,507
Cost of Goods Sold	39,673	35,082	128,480	103,200
Gross Profit	7,574	11,270	27,634	33,307
Net Loss	$(7,943)	$(339)	$(29,782)	$(2,619)

The pro forma amounts have been calculated after applying the Company’s accounting policies to the financial statements of Pollen Gear and Conscious Wholesale and adjusting the combined results of the Company, Pollen Gear, and Conscious Wholesale (a) to remove Pollen Gear and Conscious Wholesale product sales to the Company and to remove the cost incurred by the Company related to products purchased from Pollen Gear and Conscious Wholesale prior to the acquisition, (b) to reflect the increased amortization expense that would have been charged assuming intangible assets identified in the acquisition of Pollen Gear and Conscious Wholesale had been recorded on January 1, 2018, and (c) to remove the transaction costs incurred by the Company related to the acquisition of Conscious Wholesale.

The impact of the Pollen Gear and Conscious Wholesale acquisitions on the actual results reported by the company in subsequent periods may differ significantly from that reflected in this pro forma information for a number of reasons, including but not limited to, non-achievement of the expected synergies from these combinations and changes in the regulatory environment. As a result, the pro forma information is not necessarily indicative of what the Company's financial condition or results of operations would have been had the acquisitions been completed on the applicable dates of this pro forma financial information. In addition, the pro forma financial information does not purport to project the future financial condition and results of operations of the Company.

NOTE 10. INCOME TAXES
As a result of the IPO and the Transactions, Greenlane owns a portion of the Common Units of the Operating Company, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, the Operating Company is generally not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by the Operating Company is passed through to and included in the taxable income or loss of its members in accordance with the terms of the Operating Agreement. The Operating Company is subject to taxes in foreign jurisdictions. Greenlane is subject to U.S. federal, state and local income taxes based on its share of the Operating Company’s pass-through taxable income.

The effective tax rate differs from the statutory tax rate primarily due to the Operating Company’s pass-through structure for U.S. income tax purposes and the valuation allowance against the deferred tax asset.
The Company assessed the realizability of its deferred tax assets as of September 30, 2019 and management believes that it is not more likely than not that the results of operations will generate sufficient taxable income to realize portions of the net operating loss benefits. Consequently, the Company established a full valuation allowance against its deferred tax assets as of September 30, 2019, thus reducing the carrying balance to $0, and recognized a corresponding increase to the income tax provision of $11.0 million in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2019.
For the nine months ended September 30, 2019, the Company did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties.
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
As noted above, the Company evaluated the realizability of the deferred tax assets resulting from the IPO and the Transactions completed in April 2019 and established a full valuation allowance against those benefits as of September 30, 2019. As a result, the Company determined that payments to noncontrolling interest holders under the TRA are no longer probable and estimable. Based on this assessment, the Company reduced its TRA liability as of September 30, 2019 to $0, and recognized a gain of $5.7 million within Other income (expense), net, in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2019.
During the nine months ended September 30, 2019, the Company did not make any payments, inclusive of interest, to members of the Operating Company pursuant to the TRA.

NOTE 11. EQUITY-BASED COMPENSATION
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
In connection with the closing of the IPO, Greenlane and the Operating Company consummated certain organizational transactions, as described in further detail in “Note 1—Business Operations and Organization,”, among which, the Operating Company reclassified unvested Class B membership interests and profits interests which had been granted as equity-based compensation into Common Units of the Operating Company.
During the three and nine months ended September 30, 2019, the Company recorded compensation expense of approximately $1.5 million and $6.1 million, respectively, related to equity-based compensation awards, which is included in salaries, benefits and payroll taxes in the condensed consolidated statement of operations and comprehensive (loss) income. The Company did not incur any equity-based compensation expense during the three and nine months ended September 30, 2018. As of September 30, 2019, total unrecognized compensation expense related to unvested Common Units granted as equity-based compensation was approximately $6.4 million, which is expected to be recognized over a weighted-average period of 2.2 years. As of September 30, 2019, total unrecognized compensation expense related to unvested stock options granted as equity-based compensation was approximately $1.2 million, which is expected to be recognized over a weighted-average period of 3.9 years.
In connection with the IPO, the Company granted an aggregate of 176,784 options to its directors and certain employees, less forfeitures. The stock options were granted with an exercise price of $17.00 per share and vest ratably over a zero to four-year period. Additionally, the Company granted an aggregate of 477,500 options to certain employees on August 20, 2019. The stock options were granted with an exercise price of $6.42 per share and vest ratably over a five to ten-year period.
The fair value of the stock option awards during the nine months ended September 30, 2019 was determined on the grant dates using the Black-Scholes valuation model based on the following ranges of weighted-average assumptions:

September 30, 2019
Expected volatility (1)	85%
Expected dividend yield (2)	—
Expected term (3)	2.50 - 3.75 years
Risk-free interest rate (4)	1.44% - 2.40%
(1)Expected volatility is based on the historical volatility of a selected peer group over a period equivalent to the expected term.
(2)The Company has assumed a dividend yield of zero as management has no plans to declare dividends in the foreseeable future.
(3)Expected term represents the estimated period of time until an award is exercised and was determined using the simplified method.
(4)The risk-free rate is an interpolation of yields on U.S. Treasury securities with maturities equivalent to the expected term.

A summary of stock option activity for the nine months ended September 30, 2019 is as follows:

Stock Options
Outstanding at beginning of period	—
Granted	654,284
Exercised	—
Forfeited	(21,437)
Outstanding at end of period	632,847

NOTE 12. SEGMENT REPORTING
Segment information is prepared on the same basis that management reviews financial information for operational decision-making purposes. Beginning with the quarter ended March 31, 2019, the Operating Company had a change in reportable segments due to the Canadian operations becoming a significant part of the business. As of September 30, 2019, the Company had two reportable segments: (1) U.S. and (2) Canada. The U.S. operating segment is comprised of the Company’s U.S. operations while the Canadian operating segment is comprised of the Company’s Canadian operations. The reportable segments identified are the business activities of the Company for which discrete financial information is available and for which operating results are regularly reviewed by the Company’s chief operating decision maker to allocate resources and assess performance.
Concurrent with the change in reportable operating segments, the Company recast its prior period financial information to reflect comparable financial information for the new segment structure. Historical financial information presented herein reflects this change.
The table below provides information on revenues from external customers, intersegment revenues, and segment income for the reportable segments for the three and nine months ended September 30, 2019 and 2018. Intersegment revenues are eliminated in consolidation.

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	United States	Canada	Total	United States	Canada	Total
	(in thousands)			(in thousands)
Revenues from external customers	$38,597	$6,289	$44,886	$40,576	$2,985	$43,561
Intercompany revenues	1,392	23	1,415	898	62	960
Segment operating (loss) income	(2,827)	200	(2,627)	504	188	692

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	United States	Canada	Total	United States	Canada	Total
	(in thousands)			(in thousands)
Revenues from external customers	$129,017	$18,753	$147,770	$120,665	$6,714	$127,379
Intercompany revenues	2,910	105	3,015	2,742	149	2,891
Segment operating (loss) income	(5,077)	(38)	(5,115)	3,798	288	4,086

The following is a reconciliation of total loss for the reportable segments to consolidated income (loss) from continuing operations before income taxes. “Corporate and other income (loss)” is comprised of unallocated corporate overhead expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Total segment (loss) income for reportable segments	$(2,627)	$692	$(5,115)	$4,086
Corporate and other loss	(2,898)	(357)	(9,511)	(1,075)
Interest expense	(119)	(136)	(862)	(296)
Change in fair value of convertible notes payable	—	—	(12,063)	—
Other income (expense), net	7,746	(141)	8,670	18
Income (loss) from continuing operations before income taxes	$2,102	$58	$(18,881)	$2,733
No single customer represented more than 10% of the Company’s net sales for the three months ended September 30, 2019 and September 30, 2018, and for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, one customer represented approximately 18.2% of the Company’s accounts receivable balances. No other single customers represented more than 10% of the accounts receivable balance as of September 30, 2019. As of December 31, 2018, no single customer represented more than 10% of the Company’s accounts receivable balance.

NOTE 13. NON-CONTROLLING INTEREST
As discussed in “Note 1—Business Operations and Organization,” Greenlane consolidates the financial results of the Operating Company and reports a non-controlling interest related to the Common Units held by non-controlling interest holders on its consolidated financial statements.
As of September 30, 2019, Greenlane owned 23.9% of the economic interests in the Operating Company, with the remaining 76.1% of the economic interests owned by non-controlling interest holders. The non-controlling interests on the accompanying condensed consolidated statements of operations and comprehensive (loss) income represents the portion of the loss attributable to the economic interest in the Operating Company held by the non-controlling holders of Common Units calculated based on the weighted average non-controlling interests’ ownership during the periods presented.
NOTE 14. STOCKHOLDERS’ EQUITY / MEMBERS’ DEFICIT
On April 17, 2019, in connection with the IPO and the Transactions, Greenlane amended and restated its certificate of incorporation. After giving effect to the amendment and restatement of Greenlane’s certificate of incorporation, the total number of shares of all classes of stock that Greenlane is authorized to issue is two hundred forty-five million (245,000,000), consisting of (i) one hundred twenty-five million (125,000,000) shares of Class A common stock; (ii) ten million (10,000,000) shares of Class B common stock; and (iii) one hundred million (100,000,000) shares of Class C common stock; and (iv) ten million (10,000,000) shares of preferred stock, par value $0.0001 per share. Pursuant to the amended and restated certificate of incorporation, the two hundred (200) shares of common stock, par value $0.01 per share, of Greenlane issued and outstanding prior to the effective time were canceled without further action by, or consideration to, the holders thereof.
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
As discussed in “Note 1—Business Operations and Organization,” Greenlane completed its IPO of 6,000,000 shares of Class A common stock (which was comprised of 5,250,000 shares of Class A common stock sold by Greenlane and 750,000 shares of Class A common stock sold by certain selling stockholders, comprised of Messrs. LoCascio and Schoenfeld and an affiliated entity of Messrs. LoCascio and Schoenfeld) at a public offering price of $17.00 per share on April 23, 2019 and became the sole manager of the Operating Company. As part of the Transactions, the Class B units were converted to Common Units of the Operating Company and the put right was eliminated. There were no redeemable Class B units outstanding at September 30, 2019.

NOTE 15. DERIVATIVE INSTRUMENT AND HEDGING ACTIVITY
On July 11, 2019, the Company entered into an interest rate swap contract to mitigate its exposure to changes in market interest rates as part of its overall strategy to manage its Real Estate Note to achieve an overall desired position of notional debt amounts subject to fixed and floating interest rates. The interest rate swap contract is entered into for periods consistent with the related underlying exposure and does not constitute a position independent of this exposure. The Company's interest rate swap contract is designated as a cash flow hedge at the inception date, and is reflected at its fair value in the condensed consolidated balance sheet. Refer to "Note 17—Fair Value Measurements of Financial Instruments" for further information on the fair value and classification of the interest rate swap contract.

Details of the outstanding swap contract as of September 30, 2019, which is a pay fixed and receive floating contract, is as follows:

Swap Maturity	Notional Value (in thousands)	Pay Fixed Rate	Receive Floating Rate	Floating Rate Reset Terms
October 1, 2025	$8,339	2.07750%	One-Month LIBOR	Monthly

The Company performed an initial qualitative assessment of hedge effectiveness using the hypothetical derivative method in the period in which the hedging transaction was entered, as the critical terms of the hypothetical derivative and the hedging instrument are the same. In future reporting periods, the Company will perform a qualitative analysis for quarterly prospective and retrospective assessments of hedge effectiveness. The Company also monitors the risk of counterparty default on an ongoing basis and noted that the counterparty is a reputable financial institution. The unrealized loss on the derivative instrument was initially reported within other comprehensive loss in the condensed consolidated statement of operations and comprehensive (loss) for the three months ended September 30, 2019, and will be subsequently reclassified to earnings in interest expense, net in the consolidated statements of operations when the hedged transaction affects earnings. There were no reclassifications from other comprehensive loss into interest expense for the three months September 30, 2019.

NOTE 16. ACCUMULATED OTHER COMPREHENSIVE LOSS
For the nine months ended September 30, 2019, changes in accumulated other comprehensive loss were as follows:

(in thousands)	Foreign Currency Translation	Unrealized Gain/Loss on Derivative Instrument	Total
Balance at December 31, 2018	$(286)	$—	$(286)
Other comprehensive income (loss)	38	(310)	(272)
Effects of the reorganization transactions	203	—	203
Other comprehensive (income) loss attributable to noncontrolling interest	(14)	236	222
Balance at September 30, 2019	$(59)	$(74)	$(133)
For the nine months ended September 30, 2018, changes in accumulated other comprehensive loss were as follows:

(in thousands)	Foreign Currency Translation	Unrealized Gain/Loss on Derivative Instrument	Total
Balance at December 31, 2017	$(209)	$—	$(209)
Other comprehensive loss	(20)	—	(20)
Balance at September 30, 2018	$(229)	$—	$(229)

NOTE 17. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts for certain of the Company's financial instruments including cash, accounts receivable, accounts payable and certain accrued expenses and other assets and liabilities approximate fair value due to the short-term nature of these instruments. The Company's financial liabilities measured at fair value on a recurring basis are as following at September 30, 2019:

	Condensed Consolidated Balance Sheet Caption	Fair Value at September 30, 2019
(in thousands)		Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap contract	Other long-term liabilities	$—	$310	$—	$310
Contingent consideration	Other long-term liabilities	—	—	1,553	1,553
Total Liabilities		$—	$310	$1,553	$1,863

Interest Rate Swap Contracts

The fair value of the Company's interest rate swap liability is determined based on the present value of expected future cash flows. Since the Company's interest rate swap values are based on the LIBOR forward curve and credit default swap rates, which are observable at commonly quoted intervals for the full term of the swap, it is considered a Level 2 measurement.

Contingent Consideration

For the Conscious Wholesale acquisition, additional purchase price payments ranging from $0 to $3.3 million are contingent upon the achievement of certain operational and financial targets measured through December 31, 2020. At the date of acquisition, the Company estimated the preliminary fair value of the contingent consideration to be approximately $1.6 million as discussed in "Note 9—Business Acquisitions". The estimate of the fair value of contingent consideration was determined by applying a risk-neutral framework using a Monte Carlo Simulation, which includes inputs not observable in the market, and therefore represents a Level 3 measurement.

NOTE 18. SUBSEQUENT EVENTS
On November 8, 2019, the Company's Board of Directors approved a stock repurchase program authorizing up to $5.0 million in share repurchases of the Company’s outstanding shares of Class A common stock. Under the program, the Company may repurchase shares in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The Company may periodically repurchase shares in open market transactions, directly or indirectly, in block purchases and in privately negotiated transactions or otherwise. The timing, pricing, and amount of any repurchases under the share repurchase program will be determined by the Company’s management at its discretion based on a variety of factors, including, but not limited to, trading volume and market price of the Company’s Class A common stock, corporate considerations, the Company’s working capital and investment requirements, general market and economic conditions, and legal requirements. The share repurchase program does not obligate the Company to repurchase any common stock and may be modified, discontinued, or suspended at any time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of Greenlane Holdings, Inc. and its consolidated subsidiaries (the “Company”) as of September 30, 2019 and December 31, 2018 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and with the audited consolidated financial statements and related notes of Greenlane Holdings, LLC (the “Operating Company”) for the year ended December 31, 2018, which are included in our prospectus, dated April 17, 2019, filed with the Securities and Exchange Commission (the “SEC”) on April 22, 2019 pursuant to Rule 424(b) of the Securities Act of 1933, as amended (the “Securities Act”), or the Prospectus. The terms “we,” “our” and “us” as used herein refer to the Operating Company and its consolidated subsidiaries prior to the Transactions described in this Form 10-Q and to Greenlane Holdings, Inc. and its consolidated subsidiaries, including the Operating Company, following the Transactions. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Risk Factors” included as Exhibit 99.1 to this Quarterly Report on Form 10-Q.
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
Overview
We are one of the largest global sellers of premium cannabis accessories, hemp-derived CBD and liquid nicotine products in the world. We operate as a powerful house of brands, third party brand accelerator and distribution platform for consumption devices and lifestyle brands serving the global cannabis, hemp-derived CBD, and liquid nicotine markets with an expansive customer base of more than 11,000 retail locations, including licensed cannabis dispensaries, and smoke and vape shops. We have an established track record of partnering with brands through all stages of product lifecycle, providing a range of services including product development, go-to-market strategy, sales and marketing support, market research, customer service, direct-to-consumer fulfillment, warranty repair, supply chain management, and distribution. In addition to owning and operating our own brands, we are the partner of choice for many of the industry’s leading players including PAX Labs, JUUL, Grenco Science, Firefly, DaVinci, Select, Bloom Farms, Mary’s Nutritionals, Cookies and dozens of others. Our house of brands is comprised of child-resistant packaging innovator Pollen Gear; VIBES rolling papers; the Marley Natural accessory line; the Keith Haring accessory line; Aerospaced & Groove grinders; and Higher Standards, which is both an upscale product line and an innovative retail experience with flagship stores at New York City’s famed Chelsea Market and Atlanta’s Ponce City Market. We also own and operate Vapor.com, an industry leading e-commerce platform which offers convenient, flexible shopping solutions directly to consumers. We provide value-added customer support to complement our product offerings and help our customers operate and grow their businesses. Recently, we have set out to develop a world-class portfolio of our own proprietary brands that we believe will, over time, deliver higher margins and create long-term value. We believe our market leadership, wide distribution network, broad product selection and extensive technical expertise provide us with significant competitive advantages and create a compelling value proposition for our customers and our suppliers.
We market and sell our products in the business to business (“B2B”), supply and packaging (“S&P”), and business to consumer (“B2C”) areas of the marketplace. We have a diverse base of customers, and our top ten customers accounted for only 23.2% of our net sales for the three months ended September 30, 2019, with no single customer accounting for more than 3.7% of our net sales for the three months ended September 30, 2019. Nine out of the top ten customers are categorized as B2B customers, with the other one being classified as a S&P customer. While we have recently commenced distribution of our products to a growing number of large national and regional retailers in Canada, our typical B2B customer is an independent retailer operating in a single market. Our sales teams interact regularly with customers as most of them have frequent restocking needs. We believe our high-touch customer service model strengthens relationships, builds loyalty and drives repeat business. In addition, our premium product lines, broad product portfolio and strategically-located distribution centers position us well to meet the needs of our customers and ensure timely delivery of products.
For the three months ended September 30, 2019, our B2B revenues represented approximately 80.6% of our net sales, our B2C revenues represented approximately 3.2% of our net sales, our S&P revenues represented approximately 9.8% of our net sales, and channel and drop-ship revenues derived from the sales and shipment of our products to the customers of third-party website operators and providing other services to our customers represented approximately 6.4% of our net sales.

Key Factors Affecting Our Performance
Our historical financial performance has been, and we expect our financial performance in the future will be, primarily driven by the following factors:
Growth in the Market for Consumption Accessories and Vaporization Products. Our operating results and prospects will be impacted by developments in the market for premium consumption accessories and vaporization products. Our business has benefited from recent developments and trends that have increased the use of vaporizers and other consumption accessories, including (i) technological innovation that has facilitated the ease of use of vaporizers and generally reduced their costs, (ii) the development of a wider variety of premium products, (iii) the desire of consumers to reduce nicotine consumption through smoking, (iv) changes in state and federal (Canada) laws that have legalized the use of cannabis in an increasing number of jurisdictions and (v) an increase in the number of celebrity endorsers of vaporizer and other consumption brands. These trends have contributed to significant growth in the demand for consumption accessories and vaporization products like ours in recent years; however, consumer demand for branded vaporization products and purchasing trends can and do shift rapidly and without warning. Indeed, as discussed under Regulatory Developments below, recent public health concerns about vaporization products may decrease consumer demand for vaporization products or place significant legal restrictions on the types of vaporization products we can sell. To the extent we are unable to offer products that appeal to consumers or regulatory developments preclude us from selling certain products, our results of operations will be adversely affected. This is particularly true given the concentration of our sales under certain brands.
Relationships with Suppliers. We generate substantially all of our net sales from products manufactured by others. We have strong relationships with many large, well-established suppliers, and seek to establish distribution relationships with smaller or more recently established manufacturers in our industry. While we purchase our products from over 130 suppliers, a significant percentage of our net sales is dependent on sales of products from a small number of key suppliers. For example, products manufactured by PAX Labs represented approximately 10.3% and 13.8% of our net sales for the three months ended September 30, 2019 and 2018, respectively, and 10.4% and 15.8% for the nine months ended September 30, 2019 and 2018, respectively, and products manufactured by JUUL Labs represented approximately 45.0% and 32.3% of our net sales for the three months ended September 30, 2019 and 2018, respectively, and 43.3% and 36.8% for the nine months ended September 30, 2019 and 2018, respectively.
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
Retail Industry Dynamics; Relationships with B2B Customers. Historically, a substantial portion of our net sales have been derived from our B2B customers, upon which we rely to reach many of the consumers who are the ultimate purchasers of our products. We depend on retailers to provide adequate and attractive space for our products and point-of-purchase displays in their stores. For the three months ended September 30, 2019, we sold our products through over 8,000 U.S. and Canadian retailers, our sales to our B2B customers represented approximately 80.6% of our net sales, and our top ten B2B customers represented approximately 23.2% of our net sales. In recent years, traditional retailers have been adversely affected by a shift in consumer preferences towards other channels, particularly e-commerce. We believe that this shift may have benefited our business as retailers dedicated additional shelf space to premium, higher-margin products to drive additional traffic to their stores and improve sales in previously less productive shelf space. However, our B2B customers make no long-term commitments to us regarding purchase volumes and can, therefore, freely reduce their purchases of our products. Significant reductions in purchases of our products by our B2B customers could adversely affect our business. In addition, our future growth depends upon our ability to successfully execute our business strategy.

Product Mix. The mix of products we sell in any given quarter or year will depend on various factors, including the timing and popularity of new releases by third-party suppliers, our ability to distribute products based on these releases and regulatory factors. We have diversified our product offerings across numerous categories. Our results of operations may fluctuate significantly from quarter to quarter or year to year depending on the timing and popularity of new product releases. Sales of a certain products or groups of products tied to a particular supplier can dramatically increase our net sales in any given period. For the three months ended September 30, 2019, we had net sales of products by JUUL Labs of $20.2 million. In addition, if the performance of one or more of these products fails to meet expectations or updated versions are delayed in their release, our operating results could be adversely affected.

Regulatory Developments. Our operating results and prospects will be impacted by regulatory developments at the local, state, and federal levels. Recently, the identification of many cases of e-cigarette or vaping product use associated lung injury (“EVALI”) has led to significant scrutiny of e-cigarette and other vaporization products by the public and policymakers. As of November 5, 2019, the Center for Disease Control and Prevention (“CDC”) had identified 2,051 cases of EVALI across 49 states, the District of Columbia and one U.S. territory; these cases include 34 confirmed deaths in 24 states. According to the CDC, most of the patients with EVALI reported a history of using vaporization products containing tetrahydrocannabinol ("THC"). The CDC has reported that products containing THC, particularly those obtained from informal sources (e.g., illicit dealers), are linked to most of the incidents involving EVALI. The CDC has recommended, among other things, that consumers not use vaping products containing THC and not purchase vaping products from unlicensed sellers. While the CDC has not definitively identified the cause(s) of EVALI, on November 5, 2019, it published findings that testing of fluid collected from the lungs of 29 patients with EVALI all contained vitamin E acetate; this is the first time that the CDC detected a chemical of concern in samples collected from EVALI patients. Although we do not sell vitamin E acetate or any products containing vitamin E acetate, recent incidence of EVALI, other public health concerns, and associated negative perceptions of vaping could lead consumers to avoid vaping products, which would materially and adversely affect our results of operations.

The recent incidence of EVALI has led several state and local governments to enact measures to ban the sale of certain types of vaping products. Most commonly, states have enacted bans on flavored vaping products in an effort to reduce the appeal of such products to minors. As of November 11, 2019, six states had enacted temporary bans on flavored vaping products. Several of the state bans on flavored vaping products have been challenged in court and, in some instances, courts have enjoined the bans. Additionally, Massachusetts has enacted a broader ban on the sale of several types of vaping products to consumers. The federal government is also considering a ban on certain flavored vaping products, which was announced by U.S. Health and Human Services Secretary Alex Azar on September 11, 2019. The federal government is also reportedly considering raising the age to purchase vaping products to 21. The enactment of additional bans on vaping products and/or other new laws related to vaping, particularly if bans are enacted in states in which we derive significant revenues or the federal government enacts a national ban, would materially and adversely affect our revenues. The ultimate impact of these policy developments will depend upon, among other things, the types and quantities of products we sell that are encompassed by each ban, the success of legal challenges to the bans, our suppliers' actions to adapt to actual and potential regulatory changes, and our ability to provide alternative products. For example, on November 7, 2019, JUUL announced that it was ceasing sales of its mint-flavored products. While we believe consumers may switch from mint to flavors traditionally known to smokers, we expect JUUL's choice to cease sales of mint-flavored products may materially and adversely affect our results of operations.
Several states, including Texas, Ohio, and Nebraska have recently enacted laws permitting the sale of product containing hemp-derived CBD. As a result of these laws, we are now selling hemp-derived CBD products in markets where we previously did not. Texas and Ohio represent significant opportunities to grow our sales of hemp-derived CBD products, as those states accounted for 3.5% and 1.9%, respectively, of our net sales in the three months ended September 30, 2019. The continued proliferation of state laws allowing the sale of products containing hemp-derived CBD would create additional opportunities for us to grow our sales of hemp-derived CBD products. Additionally, Illinois recently adopted the Cannabis Regulation and Taxation Act, becoming the first state to legalize a comprehensive adult-use cannabis market through its state legislature. We believe the continuing trend of states’ legalization of medicinal and adult-use cannabis is likely to contribute to an increase in the demand for many of our products.

Additionally, San Francisco recently enacted a law banning the sale of e-cigarettes, such as JUUL, that have not yet received FDA approval. This law will take effect in 2020. Other localities, such as Beverly Hills, California, have enacted similar measures. The Board of Supervisors for San Diego County, California has passed a one-year moratorium on the sale of vaping products and banned the sale of flavored nicotine in unincorporated areas of San Diego County, although the ban has not yet been enacted. Other counties and cities have also enacted similar bans, including but not limited to Watsonville County, Santa Cruz County, and the cities of Manhattan Beach and Capitola (all in California). If local bans on e-cigarettes continue to proliferate, our results of operations could be materially and adversely affected. Although we cannot predict the impact of similar regulatory developments in other jurisdictions, the bans enacted to date by localities are expected to have minimal impact on our revenue or results of operations. In Q3, our e-cigarette sales in San Francisco and Beverly Hills accounted for less than 0.10% and 0.01% of our net sales and 0.15% and 0.01% of our e-cigarette sales, respectively. Furthermore, losses in e-cigarette sales in these jurisdictions may be offset by continued growth of e-cigarette sales in international markets. In addition, 20 states and the District of Columbia have recently adopted laws imposing taxes on liquid nicotine. These laws have already taken effect in 16 states and the District of Columbia, with the remaining four states’ taxes set to take effect between December 2019 and January 2021. Additionally, at least eight states have adopted laws imposing taxes on vaporizers. These laws have already taken effect in four states, with the remaining four states’ taxes set to take effect between December 2019 and January 2021. These taxes will result in increased prices to end consumers, which may adversely impact the demand for our products. We expect these taxes would impact our competitors similarly, assuming their compliance with applicable laws.

Trade policy also may impact our results of operations and prospects. For example, on September 25, 2019, a domestic party filed with the U.S. Department of Commerce and U.S. International Trade Commission an anti-dumping and countervailing duty petition related to certain glass containers imported from China. If the petition is successful, it could result in the imposition of punitive tariffs on child-resistant glass jars we import from China. If the petition is successful and we are unable to source these products from other locations at comparable prices, our revenues could be materially and adversely affected. At this time, we cannot predict whether the petition will be successful.

Key Metrics
We monitor the following key metrics to help us measure and evaluate the effectiveness of our operations, develop financial forecasts, and make strategic decisions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	($ in thousands)
Net sales	$44,886	$43,561	$147,770	$127,379
Period-over-period growth	3.0%	123.1%	16.0%	120.9%
Operating cash flow	(14,772)	1,336	(33,543)	(5,085)
Net (loss) income	(8,961)	(135)	(29,847)	2,391
Adjusted net (loss) income (1)	$(7,453)	$18	$(10,525)	$3,176
Adjusted EBITDA (1)	$(3,367)	$890	$(5,809)	$4,809
(1)Adjusted Net (Loss) Income and Adjusted EBITDA are non-GAAP financial measures. For the definitions and reconciliation of Adjusted Net (Loss) Income and Adjusted EBITDA to net (loss) income, see “— Non-GAAP Financial Measures.”
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

Adjusted Net (Loss) Income. We monitor our Adjusted Net (Loss) Income, which is defined as net (loss) income before equity-based compensation expense, changes in fair value of our convertible notes, debt placement costs for the convertible notes, and non-recurring expenses primarily related to our transition to being a public company. The debt placement costs related to the convertible notes issued in January 2019 are reported in the interest expense line item in the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2019. Non-recurring expenses related to our transition to being a public company, which are reported within general and administrative expenses in our condensed consolidated statements of operations and comprehensive (loss) income, represent fees and expenses primarily attributable to consulting fees and incremental audit and legal fees. Adjusted Net (Loss) Income is a non-GAAP performance measure that we believe assists investors and analysts as a supplemental measure to evaluate our overall operating performance and how well we are executing our business strategies. We believe that the inclusion of certain adjustments in presenting Adjusted Net (Loss) Income is appropriate to provide additional information to investors because Adjusted Net (Loss) Income excludes certain items that we believe are not indicative of our core operating performance and that are not excluded in the calculation of net (loss) income.
Adjusted EBITDA. We monitor our Adjusted EBITDA, which is defined as net (loss) income before interest expense, income tax expense, depreciation and amortization expense, equity-based compensation expense, other income, net (which includes a gain recognized on an equity investment and a gain due to the reversal of our tax receivable agreement liability), changes in fair value of our convertible notes, and non-recurring expenses primarily related to our transition to being a public company. These non-recurring expenses, which are reported within general and administrative expenses in our consolidated statements of operations and comprehensive (loss) income, represent fees and expenses primarily attributable to consulting fees and incremental audit and legal fees. Adjusted EBITDA is a non-GAAP performance measure that we believe assists investors and analysts as a supplemental measure to evaluate our overall operating performance and how well we are executing our business strategies. We believe that the inclusion of certain adjustments in presenting Adjusted EBITDA is appropriate to provide additional information to investors because Adjusted EBITDA excludes certain items that we believe are not indicative of our core operating performance and that are not excluded in the calculation of net (loss) income.
Components of Results of Operations
Net Sales
We sell a broad array of premium consumption accessories and vaporization products across a variety of categories, including premium vaporizers and parts, cleaning products, grinders and storage containers, pipes, rolling papers and customizable lines of premium specialty packaging, primarily to B2B customers, including retailers, distributors and licensed cannabis cultivators, processors and dispensaries. We also sell our products directly to B2C consumers through our e-commerce operations and, to a lesser extent, through our retail stores. Shipping costs billed to our customers are included in net sales, while shipping and handling costs, which include inbound freight costs and the cost to ship products to our customers, are typically included in cost of sales.
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
Currently, we expect our cost of sales to increase at a rate greater than our revenue. This is due to the lower margins from JUUL sales during the current year.
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
Salaries, Benefits and Payroll Taxes. Salaries, benefits and payroll taxes consist of wages for all department personnel, including salaries, bonuses, equity-based compensation expense, and other employment-related costs, as well as workers compensation insurance and our portion of medical insurance and 401(k) expenses.
General and Administrative. General and administrative expenses consist of legal, travel and entertainment, subcontracting, professional fees, insurance and other overhead. Also included are marketing activities and promotional events, training costs and rent.
We expect general and administrative expenses to increase on an absolute dollar basis in the near term as we continue to increase investments to support our growth. In addition, as a public company, we also expect to incur additional general and administrative expenses than we incurred as a private company, including expenses related to compliance with the rules and regulations of the SEC and those of any national securities exchange on which our securities are traded, additional insurance expenses, investor relations activities and other administrative and professional services. As a result, we expect that our general and administrative expenses will increase in absolute dollars but may fluctuate as a percentage of our net sales from period to period.
Depreciation and Amortization. We depreciate and amortize the cost of our property and equipment using the straight-line method over the estimated useful lives of the assets, which is three to seven years in the case of furniture, equipment and software and the lesser of the lease term or five years in the case of leasehold improvements, 15 years for land improvements and 39 years for buildings.
Other Income (Expense), Net
Change in fair value of convertible notes. We accounted for the convertible notes issued in December 2018 and January 2019 at fair value with changes in the fair value recognized in the consolidated statements of operations and comprehensive (loss) income as a component of other income (expense), net. The convertible notes were converted to shares of Class A common stock in conjunction with the completion of the IPO.
Interest expense. Interest expense consists of interest incurred on our Real Estate Note, line of credit and other debt obligations. For the three and nine months ended September 30, 2019, interest expense also included debt issuance costs related to the convertible notes issued in January 2019.
Other income, net. Other income, net consists primarily of our share of income or losses from our equity method investments, an unrealized gain on our equity securities investments, a gain resulting from the reversal of our tax receivable agreement (TRA) liability, as well as rental income for office space leases to third-party tenants in our corporate headquarters building in Boca Raton, Florida (acquired in October 2018).
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
Results of Operations
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

	Three Months Ended September 30,
	2019	2018
	(in thousands)
Net sales	$44,886	$43,561
Cost of sales	38,448	34,695
Gross profit	6,438	8,866
Operating expenses:
Salaries, benefits and payroll taxes	6,562	3,882
General and administrative	4,751	4,247
Depreciation and amortization	650	402

Total operating expenses	11,963	8,531

(Loss) income from operations	(5,525)	335
Other income (expense), net:
Interest expense	(119)	(136)
Other income (expense), net	7,746	(141)
Total other income (expense), net	7,627	(277)

Income before income taxes	2,102	58
Provision for income taxes	11,063	193

Net loss	(8,961)	(135)
Net loss attributable to non-controlling interest	(2,563)	—
Net loss attributable to Greenlane Holdings, Inc.	$(6,398)	$(135)

Comparison of three months ended September 30, 2019 and 2018
Net Sales

	Three Months Ended September 30,		Change
	2019	2018	$	%
	($ in thousands)
Net sales	$44,886	$43,561	$1,325	3.0%

Net sales increased approximately $1.3 million, or 3.0%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to the change in the regulatory environment in Canada in October 2018. With the legalization of cannabis in Canada, we experienced an increase in overall sales to that country. Merchandise sales in Canada were approximately $6.4 million for the three months ended September 30, 2019, compared to approximately $3.2 million for the three months ended September 30, 2018, representing an increase of $3.2 million, or 100.0%. Merchandise sales in the United States were approximately $37.5 million for the three months ended September 30, 2019, compared to approximately $39.3 million for the three months ended September 30, 2018, representing a decrease of $1.8 million, or 4.5%. As a result of our acquisition of Conscious Wholesale on September 30, 2019, we have begun operating in the Netherlands and other European countries. Sales into such countries did not have an impact on our net sales for the nine months ended September 30, 2019 but will impact our net sales going forward.

The total net sales increase of $1.3 million (including sales in the United States and Canada) is primarily due to the increased popularity and availability of products by our top product lines. The top six selling product lines during the three months ended September 30, 2019 collectively resulted in net sales of approximately $33.8 million, compared to approximately $31.8 million for the three months ended September 30, 2018, representing an increase of approximately $2.0 million, or 6.3%. This $2.0 million increase in net sales was comprised of an increase of approximately $0.5 million related to child-resistant storage solution products conforming to American Society for Testing and Materials (“ASTM”) standards and an additional $3.5 million increase related to e-cigarette products, offset by a $2.0 million decrease related to vaporizers and vaporizer accessory products. This $2.0 million increase in net sales was further offset by an overall decrease in all other brands sold by the Company of approximately $0.3 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.
Cost of Sales

	Three Months Ended September 30,		Change
	2019	2018	$	%
	($ in thousands)
Cost of sales	38,448	34,695	$3,753	10.8%
Percentage of net sales	85.7%	79.6%
Gross profit percentage	14.3%	20.4%
Cost of sales increased approximately $3.8 million, or 10.8%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to an increase of approximately $5.2 million, or 16.1%, in cost of merchandise expense from approximately $32.3 million in the three months ended September 30, 2018 to approximately $37.5 million in the three months ended September 30, 2019. The increase was offset by a $1.1 million decrease to cost of sales in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due to volume purchase rebates that were not in place in 2018. The decrease in gross profit percentage is mainly attributed to the decrease in margin on JUUL products in 2019.
Salaries, Benefits and Payroll Taxes

	Three Months Ended September 30,		Change
	2019	2018	$	%
	($ in thousands)
Salaries, benefits and payroll taxes	6,562	3,882	$2,680	69.0%
Percentage of net sales	14.6%	8.9%
Salaries, benefits and payroll taxes expenses increased approximately $2.7 million, or 69.0%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to an increase in personnel expenses of approximately $1.2 million resulting from the addition of 45 employees since September 30, 2018 as we continued to expand our domestic sales and marketing efforts. We had 242 employees as of September 30, 2018 and 287 employees as of September 30, 2019. Further, we recorded approximately $1.5 million of equity-based compensation expense in the three months ended September 30, 2019 related to Common Units of the Operating Company previously awarded as equity-based compensation, stock options awarded in April 2019 in connection with the IPO, and stock options awarded to certain employees in August 2019.

General and Administrative Expenses

	Three Months Ended September 30,		Change
	2019	2018	$	%
	($ in thousands)
General and administrative	4,751	4,247	$504	11.9%
Percentage of net sales	10.6%	9.7%
General and administrative expenses increased approximately $0.5 million, or 11.9%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase is primarily due to an increase of approximately $0.2 million in marketing expenses; an increase of approximately $0.1 million in insurance expenses; an increase of approximately $0.1 million in bank merchant fees due to our increased sales volume; and an increase of approximately $0.1 million in computer hardware and software expenses.
Depreciation and Amortization Expenses

	Three Months Ended September 30,		Change
	2019	2018	$	%
	($ in thousands)
Depreciation and amortization	$650	$402	$248	61.7%
Percentage of net sales	1.4%	0.9%
Depreciation and amortization expense increased approximately $0.2 million, or 61.7%, in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 primarily due to tangible and intangible asset additions, including tangible and intangible assets acquired through the acquisition of Pollen Gear LLC, and our corporate headquarters building located in Boca Raton, Florida.
Other Income (Expense), Net

	Three Months Ended September 30,		Change
	2019	2018	$	%
	($ in thousands)
Other income (expense), net	$7,746	(141)	$7,887	*
Percentage of net sales	17.0%	(0.6)%

Other income (expense), net increased by approximately $7.9 million in the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to a gain of $5.7 million resulting from the reversal of the tax receivable agreement (TRA) liability as of September 30, 2019 and an unrealized gain of $1.5 million recognized on our equity securities investment in Airgraft Inc. The remaining increase of $0.7 million is primarily due to the following: the purchase of our headquarters building in October 2018, at which time the Company became the lessor for all existing tenant leases, which resulted in rental income of approximately $0.1 million for the three months ended September 30, 2019, an increase of $0.2 million over the three months ended September 30, 2018, and interest income earned on the Company’s interest-bearing banking accounts resulted in an increase of $0.3 million in the three months ended September 30, 2019.

Provision for Income Taxes

	Three Months Ended September 30,		Change
	2019	2018	$	%
	($ in thousands)
Provision for income taxes	$11,063	$193	$10,870	*
Percentage of net sales	24.6%	0.4%

Prior to the consummation of the IPO, the provision for income taxes included only income taxes on income from the Operating Company’s Canadian subsidiary, based upon an estimated annual effective tax rate of approximately 15.0%. After the consummation of the IPO, Greenlane became subject to U.S. federal, state and local income taxes with respect to Greenlane’s allocable share of the Operating Company’s taxable income or loss. The increase in the provision for the three months ended September 30, 2019, is due to the establishment of a valuation allowance against the deferred tax asset during the period for the full deferred tax asset balance of $11.0 million.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net sales	$147,770	$127,379
Cost of sales	123,194	101,048
Gross profit	24,576	26,331
Operating expenses:
Salaries, benefits and payroll taxes	21,673	10,439
General and administrative	15,549	11,868
Depreciation and amortization	1,980	1,013

Total operating expenses	39,202	23,320

(Loss) income from operations	(14,626)	3,011
Other income (expense), net:
Change in fair value of convertible notes payable	(12,063)	—
Interest expense	(862)	(296)
Other income, net	8,670	18
Total other income (expense), net	(4,255)	(278)

(Loss) income before income taxes	(18,881)	2,733
Provision for income taxes	10,966	342

Net (loss) income	(29,847)	2,391
Net (loss) income attributable to non-controlling interest	(4,016)	—
Net (loss) income attributable to Greenlane Holdings, Inc.	$(25,831)	$2,391

Comparison of nine months ended September 30, 2019 and 2018
Net Sales

	Nine Months Ended September 30,		Change
	2019	2018	$	%
	($ in thousands)
Net sales	$147,770	$127,379	$20,391	16.0%

Net sales increased approximately $20.4 million, or 16.0%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to the change in the regulatory environment in Canada in October 2018. With the legalization of cannabis in Canada, we experienced an increase in overall sales to that country. Merchandise sales in Canada were approximately $19.2 million for the nine months ended September 30, 2019, compared to approximately $7.3 million for the nine months ended September 30, 2018, representing an increase of $11.9 million, or 163.0%. Merchandise sales in the United States were approximately $125.5 million for the nine months ended September 30, 2019, compared to approximately $117.4 million for the nine months ended September 30, 2018, representing an increase of $8.1 million, or 6.9%. As a result of our acquisition of Conscious Wholesale on September 30, 2019, we have begun operating in the Netherlands and other European countries. Sales into such countries did not have an impact on our net sales for the nine months ended September 30, 2019 but will impact our net sales going forward.
The total net sales increase of $20.4 million (including sales in the United States and Canada) is primarily due to the increased popularity and availability of products by our top product lines. The top six selling product lines during the nine months ended September 30, 2019 collectively resulted in net sales of approximately $113.2 million, compared to approximately $95.6 million for the nine months ended September 30, 2018, representing an increase of approximately $17.6 million, or 18.4%. Of this $17.6 million increase, approximately $3.9 million related to child-resistant storage solution products conforming to ASTM standards, while an additional $15.4 million of this increase was related to e-cigarette products. These increases were offset by a decrease of $1.7 million related to vaporizers and vaporizer accessory products. The remaining increase in net sales of approximately $2.8 million is attributable to increased sales in various product lines, including hemp-derived CBD products, which, in the aggregate, totaled approximately $1.2 million for the nine months ended September 30, 2019 as compared to the same period in 2018.
Cost of Sales

	Nine Months Ended September 30,		Change
	2019	2018	$	%
	($ in thousands)
Cost of sales	123,194	101,048	$22,146	21.9%
Percentage of net sales	83.4%	79.3%
Gross profit percentage	16.6%	20.7%
Cost of sales increased approximately $22.1 million, or 21.9%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to an increase of approximately $26.3 million, or 28.0%, in cost of merchandise expense from approximately $93.9 million in the nine months ended September 30, 2018 to approximately $120.2 million in the nine months ended September 30, 2019. The increase was primarily offset by $5.8 million decrease in cost of sales in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 due to volume purchase rebates that were not in place in 2018. The decrease in gross profit percentage is mainly attributable to the decrease in gross margin recognized on JUUL product sales in fiscal 2019.

Salaries, Benefits and Payroll Taxes

	Nine Months Ended September 30,		Change
	2019	2018	$	%
	($ in thousands)
Salaries, benefits and payroll taxes	21,673	10,439	$11,234	107.6%
Percentage of net sales	14.7%	8.2%
Salaries, benefits and payroll taxes expenses increased approximately $11.2 million, or 107.6%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to an increase in personnel expenses of approximately $5.2 million resulting from the addition of 45 employees since September 30, 2018 as we continued to expand our domestic sales and marketing efforts. We had 242 employees as of September 30, 2018 and 287 employees as of September 30, 2019. Further, we recorded approximately $6.1 million of equity-based compensation expense in the nine months ended September 30, 2019 related to Common Units of the Operating Company previously awarded as equity-based compensation, stock options awarded in April 2019 in connection with the IPO, and stock options awarded to certain employees in August 2019.
General and Administrative Expenses

	Nine Months Ended September 30,		Change
	2019	2018	$	%
	($ in thousands)
General and administrative	15,549	11,868	$3,681	31.0%
Percentage of net sales	10.5%	9.3%
General and administrative expenses increased approximately $3.7 million, or 31.0%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase is primarily due to an increase of approximately $0.7 million in marketing expenses; an increase of $0.5 million in subcontracted services, labor and temp fees primarily due to the use of a third-party placement firm to find the new CFO; an increase of approximately $0.3 million in bank merchant fees due to our increased sales volume; an increase of approximately $0.3 million in computer hardware and software expenses; an increase of approximately $0.6 million in accounting expenses; an increase of approximately $0.4 million in insurance expenses; an increase of approximately $0.3 million in professional fees related to our transition to being a public company; and an increase of approximately $0.5 million in consulting and legal fees.
Depreciation and Amortization Expenses

	Nine Months Ended September 30,		Change
	2019	2018	$	%
	($ in thousands)
Depreciation and amortization	1,980	1,013	$967	95.5%
Percentage of net sales	1.3%	0.8%
Depreciation and amortization expense increased approximately $1.0 million, or 95.5%, in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 primarily due to tangible and intangible asset additions, including tangible and intangible assets acquired through the acquisition of Pollen Gear LLC, and our corporate headquarters building located in Boca Raton, Florida.
Other Expense, Net

	Nine Months Ended September 30,		Change
	2019	2018	$	%
	($ in thousands)
Other expense, net	(4,255)	(278)	$(3,977)	*
Percentage of net sales	(2.9)%	(0.2)%
* Not meaningful.

Other expense, net increased by approximately $4.0 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to an increase of approximately $12.1 million resulting from the change in fair value of convertible notes payable, an increase of approximately $0.6 million in interest expense related to our headquarters building in Boca Raton, Florida, and to debt placement costs incurred in connection with the convertible notes issued, offset by an unrealized gain of $1.5 million recognized on our equity securities investment in Airgraft Inc., a gain of $5.7 million resulting from the reversal of our tax receivable agreement (TRA) liability as of September 30, 2019, and an increase in interest income generated from our interest-bearing bank account of approximately $0.6 million. We also received a refund of approximately $0.2 million for goods and services taxes in Canada during the nine months ended September 30, 2019 that did not occur in the nine months ended September 30, 2018. Additionally, the purchase of our corporate headquarters building resulted in an increase in rental income of approximately $0.5 million from rent collected from tenants in the nine months ended September 30, 2019, as compared to the same period in September 30, 2018.
Provision for Income Taxes

	Nine Months Ended September 30,		Change
	2019	2018	$	%
	($ in thousands)
Provision for income taxes	10,966	342	$10,624	3,106.4%
Percentage of net sales	7.4%	0.3%
As discussed above, prior to the consummation of the IPO, the provision for income taxes included only income taxes on income from the Operating Company’s Canadian subsidiary, based upon an estimated annual effective tax rate of approximately 15.0%. After the consummation of the IPO, Greenlane became subject to U.S. federal, state and local income taxes with respect to Greenlane’s allocable share of allocable share of the Operating Company’s taxable income or loss. The increase in the provision for the nine months ended September 30, 2019, is due to the establishment of a valuation allowance against the deferred tax asset during the period for the full deferred tax asset balance of $11.0 million.
Non-GAAP Financial Measures
Adjusted Net (Loss) Income is defined as net (loss) income before equity-based compensation expense, changes in the fair value of our convertible notes, debt placement costs for the convertible notes, and non-recurring expenses primarily related to our transition to being a public company. The debt placement costs related to the convertible notes issued in January 2019 are reported in the interest expense line item in the condensed consolidated statement of operations for the nine months ended September 30, 2019. Non-recurring expenses related to our transition to being a public company, which are reported within general and administrative expenses in our condensed consolidated statements of operations and comprehensive (loss) income, represent fees and expenses primarily attributable to consulting fees and incremental audit and legal fees. Adjusted EBITDA is defined as net (loss) income before interest expense, income tax expense, depreciation and amortization expense, equity-based compensation expense, other income, net, changes in fair value of our convertible notes, and non-recurring expenses primarily related to our transition to being a public company. We disclose Adjusted Net (Loss) Income and Adjusted EBITDA, which are non-GAAP performance measures, because management believes these metrics assist investors and analysts in assessing our overall operating performance and evaluating how well we are executing our business strategies. You should not consider Adjusted Net (Loss) Income or Adjusted EBITDA as alternatives to net (loss) income, as determined in accordance with U.S. GAAP, as indicators of our operating performance.
Adjusted Net (Loss) Income and adjusted EBITDA have limitations as an analytical tool. Some of these limitations are:
•Adjusted EBITDA does not include interest expense, which has been a necessary element of our costs
•Adjusted EBITDA does not include depreciation expense of property, plant and equipment
•Adjusted EBITDA does not include amortization expense associated with our intangible assets
•Adjusted EBITDA does not include provision for income taxes or future requirements for income taxes to be paid
•Adjusted EBITDA does not include other income, net, which includes a gain recognized on an equity investment and a gain due to the reversal of our tax receivable agreement liability
•Adjusted Net (Loss) Income and Adjusted EBITDA do not include equity-based compensation expense
•Adjusted Net (Loss) Income and Adjusted EBITDA do not include the change in fair value of convertible notes

•Adjusted Net (Loss) Income and Adjusted EBITDA do not include expenses incurred related to our transition to being a public company
•Adjusted Net (Loss) Income does not include debt placement costs for the convertible notes issued in January 2019
Because adjusted Net (Loss) Income and adjusted EBITDA do not account for these items, these measures have material limitations as indicators of operating performance. Accordingly, management does not view adjusted Net (Loss) Income or Adjusted EBITDA in isolation or as substitutes for measures calculated in accordance with U.S. GAAP.
The reconciliation of our net (loss) income to adjusted net (loss) income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Net (loss) income	(8,961)	(135)	(29,847)	2,391
Debt placement costs for convertible notes (1)	—	—	422	—
Change in fair value of convertible notes	—	—	12,063	—
Transition to being a public company (2)	—	153	775	785
Equity-based compensation expense	1,508	—	6,062	—
Adjusted net (loss) income	$(7,453)	$18	$(10,525)	$3,176
(1)Debt placement costs related to the issuance of convertible notes in January 2019.
(2)Includes certain non-recurring fees and expenses primarily attributable to consulting fees and incremental audit and legal fees incurred in connection with our transition to being a public company.
The reconciliation of our net (loss) income to Adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Net (loss) income	(8,961)	(135)	(29,847)	2,391
Other (income) expense, net	(7,746)	141	(8,670)	(18)
Transition to being a public company (1)	—	153	775	785
Interest expense	119	136	862	296
Provision for income taxes	11,063	193	10,966	342
Depreciation and amortization	650	402	1,980	1,013
Equity-based compensation expense	1,508	—	6,062	—
Change in fair value of convertible notes	—	—	12,063	—
Adjusted EBITDA	$(3,367)	$890	$(5,809)	$4,809
(1)Includes certain non-recurring fees and expenses primarily attributable to consulting fees and incremental audit and legal fees incurred in connection with our transition to being a public company.

Liquidity and Capital Resources
As of September 30, 2019, we had approximately $52.5 million of cash and approximately $100.0 million of working capital, which is calculated as current assets minus current liabilities, compared with approximately $7.3 million of cash and approximately $26.7 million of working capital as of December 31, 2018. In April 2019, we completed the IPO of 6,000,000 shares of Class A common stock, which was comprised of 5,250,000 shares of Class A common stock sold by Greenlane and 750,000 shares sold by certain selling stockholders (comprised of Aaron LoCascio, Greenlane’s Chief Executive Officer, Adam Schoenfeld, Greenlane’s Chief Strategy Officer, and an affiliated entity of Messrs. LoCascio and Schoenfeld). We did not receive any proceeds from the sale of Class A common stock by the selling stockholders. The public offering price of the shares sold in the IPO was $17.00 per share, resulting in aggregate net proceeds to us of approximately $79.5 million, after deducting the underwriting discounts and commissions and offering expenses paid by us.
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
Uses of Funds
Additional future liquidity needs may include public company costs, payments in respect of the redemption rights of the Common Units held by its members that may be exercised from time to time (should we elect to exchange such Common Units for a cash payment), payments under the TRA and state and federal taxes to the extent not sheltered by our tax assets, including those arising as a result of purchases, redemptions or exchanges of Common Units for Class A common stock. The members of the Operating Company may exercise their redemption right for as long as their Common Units remain outstanding. Although the actual timing and amount of any payments that may be made under the TRA will vary, we expect that the payments that we will be required to make to the members may be significant. Any payments made by us to the members under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us or to the Operating Company and, to the extent that we are unable to make payments under the TRA for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the TRA and therefore may accelerate payments due under the TRA.
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

Cash Flows
The following summary of cash flows for the periods indicated has been derived from the consolidated financial statements of the Company included elsewhere in this Quarterly Report on Form 10-Q:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Cash used in operating activities	(33,543)	(5,085)
Cash (used in) provided by investing activities	(3,109)	182
Cash provided by financing activities	81,693	5,958
Effect of exchange rates on cash	158	(20)
Net increase in cash	$45,199	$1,035
Cash Flows from Operating Activities
During the nine months ended September 30, 2019 and 2018, we used cash of approximately $33.5 million and $5.1 million, respectively, for operating activities, representing an increase of approximately $28.4 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.
The components of operating assets and liabilities increased by approximately $18.8 million driven primarily by an increase in accounts payable of approximately $25.3 million, accrued expenses of approximately $3.0 million, inventories of approximately $2.5 million, and payments of operating leases of approximately $0.5 million, offset primarily by decreases in accounts receivable, vendor deposits, deferred offering costs, and other current assets of approximately $5.7 million, $3.3 million, $2.3 million, and $1.1 million, respectively. Further, for the nine months ended September 30, 2019, we had non-cash expenses of approximately $23.9 million, including approximately $12.1 million related to the change in fair value of convertible notes, approximately $6.1 million related to equity-based compensation, approximately $10.9 million related to the valuation allowance established against our deferred tax asset, and approximately $2.0 million related to depreciation and amortization, primarily offset by approximately $1.5 million related to an unrealized gain on the equity securities investment and approximately $5.7 million related to the reversal of the tax receivable agreement liability.
Cash Flows from Investing Activities
During the nine months ended September 30, 2019, we used approximately $3.1 million of cash for investing activities, while approximately $0.2 million of cash was provided by investing activities for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, we used approximately $1.3 million of cash for capital expenditures, including computer hardware and software to support our growth and development, and to purchase warehouse supplies and equipment, including the build-out of our two retail locations. Additionally, during the nine months ended September 30, 2019, we completed the Pollen Gear LLC and Conscious Wholesale business acquisitions, for which we paid cash consideration of $2.2 million offset by net cash acquired of $0.9 million, which resulted in net cash used of approximately $1.3 million. We also made an investment in equity securities of an entity for approximately $0.5 million, which represents a 1.49% ownership interest in the entity. For the nine months ended September 30, 2018, we acquired cash of approximately $0.8 million from the acquisition of Better Life Holdings, LLC. This increase was offset by cash used for capital expenditures of approximately $0.5 million.
Cash Flows from Financing Activities
During the nine months ended September 30, 2019 and 2018, we received approximately $81.7 million and $6.0 million, respectively, from financing activities. During the nine months ended September 30, 2019, cash provided by financing activities was primarily attributable to Proceeds from issuance of Class A common stock sold in initial public offering, net of underwriting costs of approximately $83.0 million, and proceeds from the issuance of convertible notes of approximately $8.1 million, which was primarily offset in part by the redemption of limited liability company membership interests of approximately $3.0 million, payment of approximately $3.5 million of deferred offering costs related to the IPO, payment of approximately $1.7 million of debt issuance costs related to the convertible notes issued in December 2018 and January 2019, and approximately $0.9 million paid related to member distributions for the period. In the nine months ended September 30, 2018, cash provided by financing activities was primarily due to net borrowings on the line of credit to a related party of approximately $7.7 million, offset primarily by member distributions of approximately $1.0 million, and payments on long-term debt of $0.6 million.

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
The amended credit agreement contains generally customary affirmative and negative covenants, including, but not limited to, restrictions on the ability of the Company and each of its operating subsidiaries to incur additional indebtedness, create liens, make guarantees, sell or transfer any notes or other obligations, change or alter the nature of its business in any material respects, make changes to accounting policies and procedures or tax status, enter into certain transactions with affiliates, fail to comply with certain requirements and obligations relating to employee benefit plans, enter into or undertake certain liquidations, mergers, consolidations or acquisitions, permit the borrower group’s fixed charge coverage ratio to be less than 1.25 and transfer and/or dispose of assets. As of September 30, 2019, we were in compliance with all covenants under the amended credit agreement.
As of September 30, 2019, we did not have any borrowings outstanding under the revolving credit facility included in the amended credit agreement and had $15 million of availability. Repayments are made daily on the revolving credit facility through our sweep arrangement with Fifth Third Bank.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
The primary objectives of our investing activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. At September 30, 2019, we had cash of $52.5 million, which was held primarily in checking and savings accounts with various financial institutions. We did not maintain any investment securities that would be subject to interest rate risk as of September 30, 2019. Due to the liquid nature of our cash accounts, we do not believe that there exists a material exposure to interest rate risk arising from our investing activities.

Our exposure to interest rate risk also relates to the amount of interest we must pay on borrowed funds under our Real Estate Note with Fifth Third Bank. To reduce the variable interest rate risk on the Real Estate Note, we entered into an interest rate swap agreement under which we pay a fixed annual rate of 2.0775% and receive a variable interest payment monthly through maturity of the Real Estate Note based on the One-Month LIBOR rate. As of September 30, 2019, we had $8.3 million outstanding in borrowed funds under the Real Estate Note. We do not believe that our interest rate risk is material given the low volatility of interest rates in recent years and the current effectiveness of our hedging arrangement.
Foreign Currency Risk
The functional currency of all of our entities is the U.S. dollar, other than for Vape World Distribution LTD ("VWDL"), our wholly-owned subsidiary in Canada, the functional currency of which is the Canadian dollar. While currently a material portion of our inventory purchases for VWDL are in U.S. dollars, its product sales will primarily be in Canadian dollars. Additionally, VWDL incurs its operating expenses in Canadian dollars. Therefore, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, principally the Canadian dollar. However, we believe that the exposure to foreign currency fluctuation from product sales and operating expenses is immaterial at this time as the related product sales and costs do not constitute a significant portion of our total net sales and expenses. Through our acquisition of Conscious Wholesale on September 30, 2019, we may be subject to foreign currency exchange risk as we expand operations in the European market. As we grow and expand the geographic reach of our operations, our exposure to foreign currency risk could become more significant. To date, we have not entered into any foreign currency exchange contracts and currently do not expect to enter into foreign currency exchange contracts for trading or speculative purposes.
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
Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2019.
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
On August 2, 2019, in an action entitled Tyrell v. Greenlane Holdings, Inc. et al., a purported stockholder of the Company filed a purported class action lawsuit in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, against the Company, officers and directors of the Company, and the underwriters for related to the Company’s initial public offering. The complaint alleges, among other things, that the Company’s registration statement related to its initial public offering contained untrue statements of material fact and, or omitted to state material facts necessary to make the statements in the registration statement not misleading, in violation of Sections 11, 12 and 15 of the Securities Act of 1933, as amended. Since August 2, four additional purported class action lawsuits have been filed making substantially similar allegations; two of these additional lawsuits were filed in the same court as the Tyrell action and two were filed in the United States District Court for the Southern District of Florida. The lawsuits in federal court have been entitled Hammond v. Greenlane Holdings, Inc. et al. and Mayer v. Greenlane Holdings Inc. et al. At this time, a class has not been certified in either state or federal court in any of the actions referenced above and the Company cannot estimate the amount of damages (if any) being sought by the plaintiffs. The Company can provide no assurances as to the outcome of these lawsuits or as to the costs associated with them. However, the Company believes the claims are without merit and intends to vigorously defend itself.

ITEM 1A. RISK FACTORS
For a discussion of potential risks and uncertainties related to us, see the information included as Exhibit 99.1 to this Quarterly Report and incorporated herein by reference, which is excerpted from our Prospectus, accessible on the SEC’s website at www.sec.gov.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Use of Proceeds from Registered Securities
On April 23, 2019, we completed our IPO of 6,000,000 shares of Class A common stock, which was comprised of 5,250,000 shares of Class A common stock sold by Greenlane and 750,000 shares sold by certain selling stockholders, in each case at a public offering price of $17.00 per share. On April 29, 2019, the underwriters purchased an additional 450,000 shares of Class A common stock from selling stockholders pursuant to the partial exercise of their option to purchase additional shares in the IPO. We received aggregate net proceeds of approximately $79.5 million, after deducting the underwriting discounts and commissions and offering expenses. We used approximately $2.2 million of the proceeds from the IPO to fund a portion of the purchase price of the Conscious Wholesale business acquisition. We intend to use the remainder of the net proceeds for working capital and general corporate purposes, including to fund possible investments in, and acquisitions of, complementary companies or their assets, businesses, partnerships, minority investments, products or technologies. However, we currently have no other commitments or agreements regarding any such acquisitions or investments. All shares were sold pursuant to a registration statement on Form S-1, as amended (File No. 333-230405), which was declared effective by the SEC on April 17, 2019. Cowen and Company, LLC and Canaccord Genuity LLC served as representatives of the several underwriters in the offering.
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

GREENLANE HOLDINGS, INC.

Date: November 12, 2019	By:	/s/ Aaron LoCascio
Aaron LoCascio Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2019	By:	/s/ Ethan Rudin
Ethan Rudin Chief Financial Officer (Principal Financial and Accounting Officer)