Form 10-K
period 2019-12-31
Greenlane Holdings, Inc.
filed 2020-04-24
CIK 1743745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Securities registered pursuant to Section 12 (g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act. Yes  ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 28, 2019, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $95.0 million based upon the closing price reported for such date on the Nasdaq Global Select Market.
As of April 20, 2020, Greenlane Holdings, Inc. had 10,347,026 shares of Class A common stock outstanding, 5,814,630 shares of Class B common stock outstanding and 77,791,218 shares of Class C common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2019.

Greenlane Holdings, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2019

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K ("Form 10-K") contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in Part, Item 7 of this Form 10-K under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could” and similar expressions. Examples of forward-looking statements include, without limitation:
•statements regarding our growth and other strategies, results of operations or liquidity;
•statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance;
•statements regarding our industry;
•statements of management’s goals and objectives;
•projections of revenue, earnings, capital structure and other financial items;
•assumptions underlying statements regarding us or our business; and
•other similar expressions concerning matters that are not historical facts.
Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors" and in other documents that we file from time to time with the Securities and Exchange Commission (the "SEC").
Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances, or achievements expressed or implied by the forward-looking statements. These risks include, but are not limited to, those listed below and those discussed in greater detail in Part I, Item 1A of this Form 10-K under the heading “Risk Factors."
•our strategy, outlook and growth prospects;
•general economic trends and trends in the industry and markets;
•public heath crises, including the novel coronavirus known as COVID-19 pandemic;
•our dependence on, and our ability to establish and maintain business relationships with, third-party suppliers and service suppliers;
•the competitive environment in which we operate;
•our vulnerability to third-party transportation risks;
•the impact of governmental laws and regulations and the outcomes of regulatory or agency proceedings;
•our ability to accurately estimate demand for our products and maintain our levels of inventory;
•our ability to maintain our operating margins and meet sales expectations;
•our ability to adapt to changes in consumer spending and general economic conditions;
•our ability to use or license certain trademarks;

•our ability to maintain a consumer brand recognition and loyalty of our products;
•our and our customers’ ability to establish or maintain banking relationships;
•fluctuations in U.S. federal, state, local and foreign tax obligation and changes in tariffs;
•our ability to address product defects;
•our exposure to potential various claims, lawsuits and administrative proceedings;
•contamination of, or damage to, our products;
•any unfavorable scientific studies on the long-term health risks of vaporizers, electronic cigarettes, e-liquids products or hemp-derived cannabidiol (“CBD”) products;
•failure of our information technology systems to support our current and growing business;
•our ability to prevent and recover from Internet security breaches;
•our ability to generate adequate cash from our existing business to support our growth;
•our ability to protect our intellectual property rights;
•our dependence on continued market acceptance by consumers;
•our sensitivity to global economic conditions and international trade issues;
•our ability to comply with certain environmental, health and safety regulations;
•our ability to successfully identify and complete strategic acquisitions;
•natural disasters, adverse weather conditions, operating hazards, environmental incidents and labor disputes;
•increased costs as a result of being a public company; and
•our failure to maintain adequate internal controls over financial reporting.
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
PART I
ITEM 1. BUSINESS
General
We are one of the largest global sellers of premium cannabis accessories and liquid nicotine products in the world. We operate as a powerful house of brands, third party brand accelerator and distribution platform for consumption devices and lifestyle brands serving the global cannabis, hemp-derived CBD, and liquid nicotine markets with an expansive customer base of more than 11,000 retail locations, including licensed cannabis dispensaries and smoke and vape shops. We have an established track record of partnering with brands through all stages of product lifecycle.
We are the partner of choice for many of the industry’s leading players including PAX Labs, JUUL Labs, Grenco Science, Firefly, DaVinci, Omura, Eyce, Santa Cruz Shredder, Sentia Wellness, Bloom Farms, Cookies and dozens of others. In addition to our partner brands, we have set out to develop a world-class portfolio of our own proprietary brands that we believe will, over time, deliver higher margins and create long-term value. Our house brands are comprised of child-resistant packaging innovator Pollen Gear; VIBES rolling papers; the Marley Natural accessory line; the K. Haring Glass Collection; Aerospaced & Groove grinders; and Higher Standards, an upscale product line of glass and premium care and maintenance products. We also own and operate Vapor.com, an industry leading e-commerce platform which offers convenient, flexible shopping solutions directly to consumers. We strive to provide exceptional customer support to complement our product offerings and help our customers operate and grow their businesses. We believe our market leadership, wide distribution network, broad product selection and extensive technical expertise provide us with significant competitive advantages and create a compelling value proposition for our customers and our suppliers.
We merchandise vaporizers and other products in the United States, Canada and Europe and we distribute to retailers through wholesale operations and to consumers through e-commerce activities and our retail stores. We currently operate four distribution centers in the United States, two distribution centers in Canada, and one distribution center in Europe. Effective March 2020, we began taking steps to optimize our distribution network in the coming months, transitioning to a more centralized model with fewer, larger, highly automated facilities in the U.S. and open a new, streamlined, centrally-located facility, which will help the us reduce costs going forward. This consolidation will require fewer distribution center employees while also driving business improvement in multiple areas including inventory management, sales operations, and customer experience.
We have three distinct operating segments, which include our United States operations, our Canadian operations, and our European operations. These operating segments also represent our reportable segments. Refer to "Note 12— Segment Reporting", for more discussion regarding out segment reporting. Overall, total net sales generated by our United States operating segment accounted for approximately 86.6% and 91.7% of total consolidated net sales for the years ended December 31, 2019 and 2018, respectively. Total net sales generated by our Canadian operations accounted for approximately 12.0% and 8.3% of total consolidated net sales for the years ended December 31, 2019 and 2018, respectively. With our acquisition of Conscious Wholesale in September 2019 (see "Note 3—Business Acquisitions", under Item 8), we commenced operations of our European segment. Total net sales generated by this segment were 1.4% of total consolidated revenue in 2019. We expect revenue from this segment to increase within the next year as we continue to expand our foothold in Europe.
We market and sell our products in the business to business (“B2B”), supply and packaging (“S&P”), and business to consumer (“B2C”) areas of the marketplace. We have a diverse base of customers, and our top ten customers accounted for only 17.3% and 13.0% of our net sales for the years ended December 31, 2019 and 2018, respectively, with no single customer accounting for more than 3.0% of our net sales in both years. For each of the years ended December 31, 2019 and 2018, nine out of the top ten customers were categorized as B2B customers, with the other one being classified as an S&P customer. While we have recently commenced distribution of our products to a growing number of large national and regional retailers in Canada and Europe, our typical B2B customer is an independent retailer operating in a single market. Our sales teams interact regularly with customers as most of them have frequent restocking needs. We believe our high-touch customer service model strengthens relationships, builds loyalty and drives repeat business. In addition, we believe our premium product lines, broad product portfolio and strategic distribution network position us well to meet the needs of our customers and ensure timely delivery of products.
For the year ended December 31, 2019, our B2B revenues represented approximately 78.1% of our net sales, our B2C revenues represented approximately 5.9% of our net sales, our S&P revenues represented approximately 10.8% of our net sales, and channel and drop-ship revenues derived from the sales and shipment of our products to the customers of third-party website operators and providing other services to our customers represented approximately 5.2% of our net sales. For the year ended December 31, 2018, our B2B revenues represented approximately 79.5% of our net sales, our B2C revenues represented approximately 3.2% of our net sales, our S&P revenues represented approximately 9.9% of our net sales, and channel and drop-ship revenues derived from the sales and shipment of our products to the customers of third-party website operators and providing other services to our customers represented approximately 7.4% of our net sales.
Organization
Greenlane Holdings, Inc. (“Greenlane” and, collectively with the Operating Company (as defined below) and its consolidated subsidiaries, the “Company”, "we", "us" and "our") was formed as a Delaware corporation on May 2, 2018. We are a holding company that was formed for the purpose of completing an underwritten initial public offering (“IPO”) of shares of our Class A common stock on April 23, 2019 and other related transactions in order to carry on the business of Greenlane Holdings, LLC (the “Operating Company”). The Operating Company was organized under the laws of the state of Delaware on September 1, 2015, and is based in Boca Raton, Florida. Refer to "Note 1—Business Operations and Organizations" within Item 8 for further information on the Company's organization and the IPO and related transactions. We are the sole manager of the Operating Company and, as of December 31, 2019, owned a 23.5% interest in the Operating Company.

Our Business Relating to the Cannabis Industry

The information included below is based on the most recent information available to the Company and, except as expressly stated below, does not give effect to the impact of the expanding outbreak of the novel coronavirus known as COVID-19, the impacts of which remain uncertain as of the date of this Form 10-K.

While we do not cultivate, distribute or dispense marijuana as that term is defined by the Controlled Substances Act, several of the products we distribute, such as vaporizers, pipes, rolling papers and storage solutions, can be used with marijuana or marijuana derivatives, as well as several other legal substances.

We believe the global cannabis industry is experiencing a transformation from a state of prohibition toward a state of legalization. We expect the number of states, countries and other jurisdictions implementing legalization legislation to continue to increase, which will create numerous and sizable opportunities for market participants, including us.

Global Landscape

A June 2019 report of Arcview Market Research and BDS Analytics, leading market research firms in the cannabis industry, estimated that spending in the global legal cannabis market was approximately $11 billion in 2018 and was estimated to reach $14.9 billion in 2019, representing growth of approximately 36%. The report projects that by 2024, spending in the global legal cannabis market will reach $40 billion, representing a compound annual growth rate of approximately 24% over the six-year period from 2018. Our experience and awareness of the markets in which we operate lead us to believe that demand for the types of products we distribute will grow in tandem with the industry.

The North American Cannabis Landscape

United States and Territories. Thirty-four states and the District of Columbia have legalized medical cannabis in some form and have a formal cannabis program. Eleven of these states, including the District of Columbia, have legalized cannabis for non-medical adult use with additional states, including New Jersey and New York, actively considering the legalization of cannabis for non-medical adult use. Fourteen additional states have legalized high-cannabidiol ("CBD"), low tetrahydrocannabinol ("THC") oils for a limited class of patients. Only three states continue to prohibit cannabis entirely. Notwithstanding the continued trend toward further state legalization, cannabis continues to be categorized as a Schedule I controlled substance under the Federal Controlled Substances Act (the “CSA”) and, accordingly, the cultivation, processing, distribution, sale and possession of cannabis violate federal law in the United States as discussed further in Item 1A under the heading “Risk Factors". Our business depends partly on continued purchases by businesses and individuals selling or using cannabis pursuant to state laws in the United States or Canadian and provincial laws.

We believe support for cannabis legalization in the United States is gaining momentum. According to an October 2019 poll by Gallup, public support for the legalization of cannabis in the United States has increased from approximately 12% in 1969 to approximately 66% in 2019.

The following map illustrates states that have fully legalized cannabis (for medical and recreational purposes), states that have partially legalized cannabis (for medical purposes only, including states that have legalized only low-THC cannabis derivatives), and states that have not legalized cannabis for medical or recreational purposes (as of January 4, 2020).

U.S. CBD Landscape

In December 2018, the Farm Bill was signed into law in the United States which specifically removed hemp from the definition of “marijuana” under the Controlled Substances Act. In addition, the Farm Bill designated hemp as an agricultural commodity and permits the lawful cultivation of hemp in all states and territories of the United States. Federal and state laws and regulations concerning the cultivation and sale of hemp and hemp-derived products (including CBD) continue to evolve.

Canada.

Legal access to dried cannabis for medical purposes was first allowed in Canada in 1999. The Cannabis Act (the “Cannabis Act”) currently governs the production, sale and distribution of medical cannabis and related oil extracts in Canada.

On April 13, 2017, the Government of Canada introduced Bill C-45, which proposed the enactment of the Cannabis Act to legalize and regulate access to cannabis. The Cannabis Act proposed a strict legal framework for controlling the production, distribution, sale and possession of medical and recreational adult-use cannabis in Canada. On June 21, 2018, the Government of Canada announced that Bill C-45 received Royal Assent. On July 11, 2018, the Government of Canada published the Cannabis Regulations under the Cannabis Act. The Cannabis Regulations provide more detail on the medical and recreational regulatory regimes for cannabis, including regarding licensing, security clearances and physical security requirements, product practices, outdoor growing, security, packaging and labelling, cannabis-containing drugs, document retention requirements, reporting and disclosure requirements, the new access to cannabis for medical purposes regime and industrial hemp. The majority of the Cannabis Act and the Cannabis Regulations came into force on October 17, 2018.

While the Cannabis Act provides for the regulation by the federal government of, among other things, the commercial cultivation and processing of cannabis for recreational purposes, it provides the provinces and territories of Canada with the authority to regulate in respect of the other aspects of recreational cannabis, such as distribution, sale, minimum age requirements, places where cannabis can be consumed, and a range of other matters.

The governments of every Canadian province and territory have implemented regulatory regimes for the distribution and sale of cannabis for recreational purposes. Most provinces and territories have announced a minimum age of 19 years old, except for Québec and Alberta, where the minimum age will be 18. Certain provinces, such as Ontario, have legislation in place that restricts the packaging of vapor products and the manner in which vapor products are displayed or promoted in stores.

The European Cannabis Landscape

Europe’s population is larger than that of the U.S. and Canadian markets combined, suggesting the potential of a very significant market. Prohibition Partners, a London-based strategic consultancy firm, estimated in 2019 that the European legal cannabis market would be worth $0.3 billion in 2020, growing to $2.5 billion in 2024, representing a 69% compound annual growth rate.

Currently, Germany, Italy, Austria, Czech Republic, Finland, Portugal, Poland, Spain, the Netherlands, Denmark, Greece, Croatia, Macedonia, Poland and Turkey, Malta, Luxembourg, Cyprus, France, the U.K and Ireland allow cannabis use for medicinal purposes, with some of those countries operating pilot programs. However, it has been widely reported that other countries are considering following suit.

Product Information

Consumers of cannabis, herbs, flavored compounds, aromatherapy oils and nicotine are likely going to require the types of products we distribute, including vaporizers, pipes, rolling papers and packaging. We believe we distribute the “picks & shovels” for these rapidly-growing industries.

Inhalation Delivery Methods

There are two prevalent types of inhalation methods for cannabis and nicotine: combustion and vaporization. Vaporizers are devices that heat materials to temperatures below the point of combustion, extracting the flavors, aromas and effects of dry herbs and concentrates in the form of vapor. Measured by revenue, vaporizers are our largest product category. During the years ended December 31, 2019 and 2018, the vaporizers and components category, which is comprised of desktops, portables and pens, and vaporizer parts and accessories, generated approximately 76.0% and 83.1%, respectively, of our net sales.

The Science and Popularity of Vaporization

Vaporizers have elements that are designed to quickly heat combustible material, which generates a vapor that is immediately inhaled through the mouthpiece on the device itself, or a hose, pipe or an inflatable bag. Vaporizers can heat a variety of dry materials, viscous liquids and waxes and provides a convenient way for users to consume the active ingredients. Common ingredients used in vaporizers include tobacco, nicotine extracts, legal herbs, hemp-derived CBD, aromatherapy oils, cannabis and propylene glycol and glycerin blends.

Vaporization Technology. Consumers have a wide array of vaporization devices at their disposal, which can be broadly categorized into two primary categories: desktop and portable vaporizers. Our vaporizer offering spans over 159 distinct products across 29 brands.

Desktop Vaporizers. Vaporizers were first developed as desktop models that were powered through traditional electric power sources. Desktop vaporizers are capable of heating the material to a more precise temperature choice determined by the consumer or as advised by a health practitioner. Some models dispense the vapor through a pipe or wand, and others into an inflatable bag in order to allow users to more accurately monitor their consumption.

Portable Vaporizers. With the development of lithium batteries, vaporizers have now become portable. Technological advances are resulting in lighter, sleeker and more visually-appealing units that are capable of quickly heating the material to the user’s desired temperature setting. The temperature setting can be fixed by the manufacturer or set manually by the consumer or via a Bluetooth connection to the consumer’s smartphone. Portable vaporizers, of which pens are a sub-set, are differentiated by many features, including output, battery life, recharge time, material, capacity and design.

Other Methods of Consumption. In addition to vaporizers, consumers have a wide array of methods of consumption at their disposal, including, among others, hand pipes, water pipes, rolling papers, and oral and topical delivery methods.

Hand and Water Pipes. We offer a diverse portfolio of approximately 219 products and fourteen brands, including our own proprietary Higher Standards brand. Many display iconic, licensed logos and artwork as pipes have grown into an artistic expression and are available in countless creative forms and functionality.

Hand pipes are small, portable and simple to use, and function by trapping the smoke produced from burning materials, which is then inhaled by the user. Water pipes include large table-top models, bubblers and rigs, and are more complex because they incorporate the cooling effects of water to the burning materials, before inhalation.

Rolling Papers. Rolling papers are a traditional consumption method used to smoke dried plant material in a “roll-your-own" application. Our rolling papers category is comprised of approximately 160 products across nine brands.

Our Competitive Strengths

We attribute our success to the following competitive strengths:

A Clear Market Leader in an Attractive Industry.

We are a leading North American distributor of premium vaporization products and consumption accessories, reaching over 11,000 retail locations and over 1,100 licensed cannabis cultivators, processors and dispensaries. We also own and operate one of the industry’s most visited North American direct-to-consumer e-commerce websites, Vapor.com. Vapor.com was launched in April 2019 when we consolidated our previously owned websites, Vapeworld.com and Vapornation.com, into one homogeneous website. The latter website, VaporNation, was acquired as part of our February 2019 purchase of Better Life Holdings, LLC.

Market Knowledge and Understanding.

Because of our experience and our extensive and long-term industry relationships, we believe we have a deep understanding of customer needs and desires in our B2B, B2C and S&P channels. This allows us to influence customer demand and the pipeline between product manufacturers, suppliers, advertisers and the marketplace.

Broadest Product Offering.

We believe we offer the industry’s most comprehensive portfolio of vaporization products and consumption accessories with over 5,100 SKUs ( stock-keeping unit ) from more than 180 suppliers. This broad product offering creates a “one-stop” shop for our customers and positively distinguishes us from our competitors. In addition, we have carefully cultivated a portfolio of well-known brands and premium products and have helped many of the brands we distribute to become established names in the industry.

Entrepreneurial Culture.

We believe our entrepreneurial, results-driven culture fosters highly-dedicated employees who provide our customers with superior service. We invest in our talent by providing every sales representative with an extensive and ongoing education and have successfully developed programs that provide comprehensive product knowledge and the tools needed to have a unique understanding of our customers’ personalities and decision-making processes.

Unwavering Focus on Relationships and Superior Service. We aim to be the premier platform and partner of choice for our customers, suppliers and employees.

Customers. We believe we offer superior services and solutions due to our comprehensive product offering, proprietary industry data and analytics, product expertise and the quality of our service. We deliver products to our customers in a precise, safe and timely manner with complementary support from our dedicated sales and service teams.

Suppliers. Our industry knowledge, market reach and resources allow us to establish trusted professional relationships with many of our product suppliers. We generate substantially all of our net sales from products manufactured by others. We have strong relationships with many large, well-established suppliers, and seek to establish distribution relationships with smaller or more recently established manufacturers in our industry. While we purchase our products from over 180 suppliers, a significant percentage of our net sales is dependent on sales of products from a small number of key suppliers. We believe there is a trend of suppliers in our industry to consolidate their relationships to do more business with fewer distributors. We believe our ability to help maximize the value and extend the distribution of our suppliers’ products has allowed us to benefit from this trend. The efforts of our senior management team have been integral to our relationships with our suppliers.

Employees. We provide our employees with an entrepreneurial culture, a safe work environment, financial incentives and career development opportunities.

Experienced and Proven Management Team Driving Organic and Acquisition Growth.

We believe our management team is among the most experienced in the industry. Our senior management team brings experience in accounting, mergers and acquisitions, financial services, consumer packaged goods, retail operations, third-party logistics, information technology, product development and specialty retail and an understanding of the cultural nuances of the sectors that we serve.

Our Operating Strategies

We intend to leverage our competitive strengths to increase shareholder value through the following core strategies:

Build Upon Strong Customer and Supplier Relationships to Expand Organically.

Our North American footprint and broad supplier relationships, combined with our regular interaction with our large and diverse customer base, provides us key insights and positions us to be a critical link in the supply chain for premium vaporization products and consumption accessories. Our suppliers benefit from access to more than 7,000 B2B customers and more than 320,000 B2C customers as we are a single point of contact for improved production, planning and efficiency. Our customers, in turn, benefit from our market leadership, talented sales associates, broad product offering, high inventory availability, timely delivery and exceptional customer services. We believe our strong customer and supplier relationships will enable us to expand and broaden our market share in the premium vaporization products and consumption accessories marketplace and expand into new categories. For example, in February 2019 we commenced distribution of premium products containing hemp-derived CBD.

Expand Our Operations Internationally.

We currently focus our marketing and sales efforts on the United States, Canada, and Europe, with the United States and Canada representing the two largest and most developed markets for our products. While we currently support and ship certain products to customers in Australia and parts of South America on a limited basis, we are aware of the growth opportunities in these markets. As we continue to expand our marketing, supplier relationships, sales bandwidth and expertise, we anticipate capturing market share in those regions by opening our own distribution centers, acquiring existing international distributors and partnering with local operators. In September 2019, we acquired Conscious Wholesale, a leading European wholesaler and retailer of consumption accessories, vaporizers, and other high-quality products. We assumed control of their existing warehouse facility located in Amsterdam, Netherlands, which is expected to facilitate the expansion of our European operations.

Expand our E-Commerce Reach and Capabilities.

We own and operate one of the leading direct-to-consumer e-commerce websites in our industry, Vapor.com. This site is one of the most visited within our industry according to SEMrush, a leading data analytics firm, and as of December 31, 2019, we ranked in the top five in approximately 46 Google key search terms and in the top ten in 84 Google key search terms. We intend to continue optimizing our e-commerce platform to improve conversion rates, increase average order values, and grow our margins.

Pursue Value-Enhancing Strategic Acquisitions.

Through our acquisitions of VaporNation (Better Life Holdings, LLC), Pollen Gear LLC and Conscious Wholesale, we have added new markets within the United States and Europe, new product lines, talented employees and operational best practices. We intend to continue pursuing strategic acquisitions to grow our market share and enhance leadership positions by taking advantage of our scale, operational experience and acquisition know-how to pursue and integrate attractive targets. We believe we have significant opportunities to add product categories through our knowledge of our industry and possible acquisition targets.

Enhance Our Operating Margins.

We expect to enhance our operating margins as our business expands through a combination of additional product purchasing discounts, reduced inbound and outbound shipping and handling rates, reduced transaction processing fees, increased operating efficiencies and realization of benefits through leveraging our existing assets and distribution facilities. Additionally, we expect that our operating margins will increase as our product mix continues to evolve to include a greater portion of our proprietary branded products. We are committed to supporting our proprietary brands, such as Higher Standards, VIBES and Pollen Gear, which offer significantly higher gross margins than supplier-branded products.

Developing A World-Class Portfolio of Proprietary Brands.

We intend to continue to develop a portfolio of our own proprietary brands, which over time has helped to improve our blended margins and create long-term value. Our brand development is based upon our proprietary industry intelligence that allows us to identify market opportunities for new brands and products. We leverage our distribution infrastructure and customer relationships to penetrate the market quickly with our proprietary brands and to gain placement in thousands of stores. Currently, we sell such products directly to consumers via the brand websites and our e-commerce properties. Our existing proprietary brands include our Higher Standards, Aerospaced, Groove, K.Haring Glass Collection, Marley Natural, VIBES, and Pollen Gear brands. In May 2018, we entered into an exclusive license agreement with Keith Haring Studio to manufacture and sell consumption accessory products that will incorporate certain artwork images created by the iconic artist Keith Haring, and in July 2018, we entered into a joint venture with an affiliate of Gilbert Milam, one of the most influential celebrities in the industry today, to create, develop and market a line of consumer products to be sold under the VIBES brand name, including rolling papers, clothing, and other smoking accessories. We launched these products in 2019. In addition to absorbing the Marley Natural accessory line as a house brand, we are making other strides to ensure we take full advantage of the opportunities given to us as a company. We will be extending the price points of the Higher Standards line to include a wider customer base, and in doing so, increase the presence of our house brands. To synergize with the direction of Higher Standards, Marley Natural, the K.Haring Glass Collection, and our upcoming brand Hew By Higher Standards, will all be under the Higher Standards brand umbrella. Taking this step will ensure the brands are not competing against each other, and that we maximize market penetration for all our brands. With all these changes comes expansion into new markets; we are taking steps to ensure that all our proprietary brands are prepared to enter new markets in Europe during the upcoming year. In creating, acquiring, and expanding our proprietary brands, we intend to stay mindful of our key supplier relationships and to identify opportunities within our product portfolio and in the market where we can introduce or acquire compelling products that do not directly compete with the products of our core suppliers.

Execute on Identified Operational Initiatives.

We continue to evaluate operational initiatives to improve our profitability, enhance our supply chain efficiency, strengthen our pricing and category management capabilities, streamline and refine our marketing process and invest in more sophisticated information technology systems and data analytics. In addition, we continue to further automate our distribution facilities and improve our logistical capabilities. We are also taking steps to transition to a more centralized model with fewer, larger, highly automated facilities. We plan to gradually close our existing distribution facilities in the United States and open one new, streamlined centrally-located facility, which will reduce costs going forward. We believe we will continue to benefit from these and other operational improvements.

Be the Employer of Choice.

We believe our employees are the key drivers of our success, and we aim to recruit, train, promote and retain the most talented and success-driven personnel in the industry. Our size and scale enable us to offer structured training and career path opportunities for our employees, while in our sales and marketing teams, we have built a vibrant and entrepreneurial culture that rewards performance. We are committed to being the employer of choice in our industry.
Business Seasonality
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
Employees

As of December 31, 2019, we employed approximately 350 employees, substantially all of whom are full-time non-union employees.

Competition

Business-to-Business. We operate in an evolving industry in which the market and its participants remain highly fragmented. Although it is difficult to find reliable independent research, we believe there is a vast number of potential B2B customers in North America comprised of independent retail shops, specialty retailers, licensed cannabis dispensaries and regional retailer chains, the latter particularly in Canada. We currently serve over approximately 7,000 of these businesses. Our

B2B customers compete primarily on the basis of the breadth, style, quality, pricing and availability of merchandise, the level of customer service, brand recognition and loyalty. We successfully reach our B2B customers through our direct sales force and other marketing initiatives, and provide them with our strategically-curated mix of brands and products, merchandise planning strategies and exceptional customer service. Among vaporizer product distributors, we compete against both suppliers and other distributors. A number of suppliers choose to distribute directly in some sales channels and may also operate their own e-commerce platforms. We face competition from many small privately-owned regional distributors that carry a narrow range of products. We believe there are only a select few wholesale distributors carrying a complete line of premium vaporization products and consumption accessories. We believe our competitors include Phillips & King International, Windship Trading Co. and West Coast Gifts. Our principal competitors for the sale of supplies and packaging are KushCo Holdings, Inc., eBottles and large packaging companies, such as Berlin Packaging.

Business-to-Consumer. A number of suppliers of vaporizers and specialized consumption products and accessories operate their own e-commerce websites through which they sell their items directly to end consumers. Additionally, there are hundreds of websites that sell products similar to those we offer in North America, Europe, Australia and other parts of the world. We believe we compete effectively with other e-commerce websites. Further, we provide fulfillment services to the owners of some of these websites as they do not carry their own inventory, are not able to ship as efficiently as we do and are unable to meet certain regulatory requirements, such as sales tax collection. Our competitors’ websites rank in many search categories below our primary e-commerce website, Vapor.com, which has its own dedicated design, social media and search engine optimization ("SEO") teams. We believe our market knowledge, large product selection, relationships with vaporizer brands, in-house search engine optimization teams, social media focus and distribution facilities will enable us to remain a market leader in e-commerce.

Trademarks

We own a number of registered trademarks and service marks, including without limitation, Greenlane, Higher Standards, Vapor.com, VIBES, Aerospaced, Groove and Pollen GearTM. Solely for convenience, trademarks and trade names referred to in this Form 10-K may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. In addition, this Form 10-K contains trade names, trademarks and service marks of other companies that we do not own. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies. We believe our largest trademarks are widely recognized throughout the world and have considerable value. The duration of trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

Insurance

We carry a broad range of insurance coverages, including general liability, real and personal property, workers’ compensation, directors’ and officers’ liability and other coverages we believe are customary. Our exposure to loss for insurance claims is generally limited to the per-incident deductible under the related insurance policy. We do not expect the impact of any known casualty, property, environmental or other contingency to have a material impact on our financial conditions, results of operations or cash flows.

Our directors’ and officers’ liability insurance policy we chose to maintain covers only non-indemnifiable individual executive liability, often referred to as “Side A,” and does not provide individual or corporate reimbursement coverage, often referred to as “Side B” and “Side C,” respectively. The Side A policy covers directors and officers directly for loss, including defense costs, when corporate indemnification is unavailable. Side A-only coverage cannot be exhausted by payments to the Company, as the Company is not insured for any money it advances for defense costs or pays as indemnity to the insured directors and officers. As a result, we currently do not have insurance coverage for, and must directly self-fund with cash on hand, our litigation defense costs for actions like those described under "Item 3—Legal Proceedings".

Regulatory Developments

Our operating results and prospects will be impacted, directly and indirectly, by regulatory developments at the local, state, and federal levels. Certain changes in local, state, national, and international laws and regulations, such as increased legalization of cannabis, create significant opportunities for our business. However, other changes to laws and regulations result in restrictions on which products we are permitted to sell and the manner in which we market our products, increased taxation of our products, and negative changes to the public perceptions of our products, among other effects.

Recently, the identification of many cases of e-cigarette or vaping product use associated lung injury (“EVALI”) has led to significant scrutiny of e-cigarette and other vaporization products. As of February 18, 2020, the Center for Disease Control and Prevention (“CDC”) had identified 2,807 cases of EVALI nationwide, including 68 confirmed deaths. According to the CDC, most of the patients with EVALI reported a history of using vaporization products containing tetrahydrocannabinol ("THC"). The CDC has reported that products containing THC, particularly those obtained from informal sources (e.g., illicit dealers), are linked to most of the incidents involving EVALI. The CDC has recommended, among other things, that consumers not use vaping products containing THC and not purchase vaping products from unlicensed sellers. While the CDC has not definitively identified the cause(s) of EVALI, on November 5, 2019, it published findings that 48 of 51 fluid samples collected from the lungs of patients with EVALI contained vitamin E acetate. Although we do not sell vitamin E acetate or any products containing vitamin E acetate, recent incidence of EVALI, other public health concerns, and associated negative perceptions of vaping could lead consumers to avoid vaping products, which would materially and adversely affect our results of operations.

In response to EVALI, as well as concerns about people under the age of eighteen using vaping products, several localities, states, and the federal government have enacted measures restricting the sale of certain types of vaping products. For example, on December 20, 2019, legislation was signed into law that raised the federal minimum age of sale for tobacco products from 18 to 21. As another example, on January 2, 2020, the United States Food and Drug Administration ("FDA") announced a new policy prioritizing enforcement against certain unauthorized flavored e-cigarette products that appeal to minors, including fruit and mint flavors. Starting in February 2020, the FDA will seek to prohibit sales of flavored, cartridge-based e-cigarettes, as well as of any other products that are targeted to minors. Additionally, some state and local governments have enacted or plan to enact laws and regulations that restrict the sale of certain types of vaping products. For example, several states and localities have implemented bans on certain flavored vaping products in an effort to reduce the appeal of such products to minors and some localities have banned the sale of nicotine vaping products entirely. These new vaping laws are rapidly shifting and, in some instances, have been repealed or narrowed as the result of successful legal challenges. The enactment of restrictions or bans on vaping products or other new laws or regulations related to vaping, particularly if they are enacted federally or in states or localities in which we derive significant revenues, could materially and adversely affect our revenues. The ultimate impact of these policy developments will depend upon, among other things, the types and quantities of products we sell that are encompassed by each ban, the success of legal challenges to the bans, our suppliers' actions to adapt to actual and potential regulatory changes, and our ability to provide alternative products. For example, on November 7, 2019, JUUL announced that it was ceasing sales of its mint-flavored products. While we believe consumers may switch from mint to flavors traditionally known to smokers, we expect JUUL's choice to cease sales of mint-flavored products may materially and adversely affect our results of operations.

Several states, including Texas, Ohio, and Nebraska have recently enacted laws permitting the sale of product containing hemp-derived CBD. As a result of these laws, we are now selling hemp-derived CBD products in markets where we previously did not. Texas and Ohio represent significant opportunities to grow our sales of hemp-derived CBD products, as those states accounted for 4.6% and 2.1%, respectively, of our net sales for the year ended December 31, 2019. The continued proliferation of state laws allowing the sale of products containing hemp-derived CBD would create additional opportunities for us to grow our sales of hemp-derived CBD products. Additionally, Illinois recently adopted the Cannabis Regulation and Taxation Act, becoming the first state to legalize a comprehensive adult-use cannabis market through its state legislature. Although we can provide no assurances, other states appear likely to legalize either medical or adult-use cannabis in 2020. We believe the continuing trend of states’ legalization of medicinal and adult-use cannabis is likely to contribute to an increase in the demand for many of our products.

In addition, 25 states and the District of Columbia have recently adopted laws imposing taxes on liquid nicotine. These laws have already taken effect in 18 states and the District of Columbia, with the remaining seven states’ taxes set to take effect by January 2021. Additionally, at least nine states have adopted laws imposing taxes on vaporizers. These laws have already taken effect in six states, with the remaining three states’ taxes set to take effect by January 2021. These taxes will result in increased prices to end consumers, which may adversely impact the demand for our products. We expect these taxes would impact our competitors similarly, assuming their compliance with applicable laws.

Trade policy also may impact our results of operations and prospects. For example, on September 25, 2019, a domestic party filed with the U.S. Department of Commerce and U.S. International Trade Commission an anti-dumping and countervailing duty petition related to certain glass containers imported from China. On March 2, 2020, U.S. Department of Commerce published a preliminary determination that countervailable subsidies are being provided to producers and exporters of these glass containers and imposed countervailing duties ranging from approximately 23% to 316% on such imports. These duties apply to certain of our manufacturers and products and may materially and adversely affect our revenues, particularly if we are unable to source these products from other locations at comparable prices.

Corporate Information

Our executive offices are located at 1095 Broken Sound Parkway, Suite 300, Boca Raton, Florida 33487. Our telephone number at our executive offices is (877) 292-7660.

Available Information

The Company’s Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the SEC. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC. Such reports and other information filed by us with the SEC are available free of charge at investor.gnln.com/financial-information/sec-filings when such reports are available on the SEC’s website. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We periodically provide other information for investors on our corporate website, www.gnln.com, and our investor relations website, investor.gnln.com. This includes press releases and other information about financial performance, information on corporate governance and details related to our annual meeting of shareholders. The information contained on the websites referenced in this Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.
ITEM 1A. RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including but not limited to those described below, which could harm our business, reputation, financial condition, and operating results. The following is a description of what we consider the key challenges and material risks to our business and an investment in our Class A common stock.

Risks Related to Our Business and Industry

We have experienced rapid growth, both domestically and internationally, and expect continued future growth, including growth from additional acquisitions. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately. Furthermore, our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity, and teamwork fostered by our culture, and our business may be harmed.

We intend to continue to grow our business. Our success will depend, in part, on our ability to manage this growth, both domestically and internationally. Any growth in, or expansion of, our business is likely to continue to place a strain on our management and administrative resources, infrastructure and systems. As with other growing businesses, we expect that we will need to further refine and expand our business development capabilities, our systems and processes and our access to financing sources. We will also need to hire, train, supervise, and manage new employees. These processes are time consuming and expensive and will increase management responsibilities and divert management attention. We cannot assure that we will be able to:

•expand our product offerings effectively or efficiently or in a timely manner, if at all;

•allocate our human resources optimally;

•meet our capital needs;

•identify and hire qualified employees or retain valued employees;

•effectively incorporate the components of any business or product line that we may acquire in our effort to achieve growth; or

•continue to grow our business.

Our inability or failure to manage our growth and expansion effectively could harm our business and materially adversely affect our operating results and financial condition. In addition, we believe that an important contributor to our success has been and will continue to be our corporate culture, which we believe fosters innovation, teamwork and a passion for our products and customers. As a result of our rapid growth, we may find it difficult to build and maintain our strong corporate culture, which could limit our ability to innovate and operate effectively. Any failure to preserve our culture could also negatively affect our ability to retain current and recruit new personnel, continue to perform at current levels or execute on our business strategy.

The market for vaporizer products and related items is a niche market, subject to a great deal of uncertainty and is still evolving.

Vaporizer products comprise a significant portion of our product portfolio. Many of these products have only recently been introduced to the market and are at an early stage of development. These products represent core components of a niche market that is evolving rapidly, is characterized by a number of market participants and is subject to regulatory oversight and a potentially fluctuating regulatory framework. Rapid growth in the use of, and interest in, vaporizer products is recent, and may not continue on a lasting basis. The demand and market acceptance for these products is subject to a high level of uncertainty, including, but not limited to, changes in governmental regulation, developments in product technology, perceived safety and efficacy of our products, perceived advantages of competing products and sale and use of materials that can be vaporized, including in the expanding legal national and state cannabis markets. For example, recent concerns about EVALI and youth use of vaporizers have, by some metrics, negatively impacted demand for vaporizers and led to laws and regulations restricting the sale of certain products in different markets. Therefore, we are subject to many of the business risks associated with a new enterprise in a niche market. Continued technical evolution, market uncertainty, evolving regulation and the resulting risk of failure of our new and existing product offerings in this market could have a material adverse effect on our ability to build and maintain market share and on our business, results of operations and financial condition. Further, there can be no assurance that we will be able to continue to effectively compete in this marketplace.

We depend on third-party suppliers for our products and may experience unexpected supply shortages.

We depend on third-party suppliers for our vaporization products and consumption accessories product offerings. Our customers associate certain characteristics of our products, including the weight, feel, draw, flavor, packaging and other unique attributes, to the brands we market, distribute and sell. In the future, we may have difficulty obtaining the products we need from our suppliers as a result of unexpected demand or production difficulties that might extend lead times. Also, products may not be available to us in quantities sufficient to meet our customer demand. Any interruption in supply and/or consistency of these products may adversely impact our ability to deliver products to our customers, may harm our relationships and reputation with our customers, and may have a material adverse effect on our business, results of operations and financial condition. Interruptions in supply or consistency of products could arise for a number of reasons, including but not limited to economic and civil unrest, epidemics/pandemics, such as coronavirus (COVID-19), embargoes, and sanctions.

A significant percentage of our revenue is dependent on sales of products from a relatively small number of key suppliers, and a decline in sales of products from these suppliers could materially harm our business.

A significant percentage of our revenue is dependent on sales of products, primarily vaporizers and related components, that we purchase from a small number of key suppliers, including PAX Labs and JUUL Labs. For example, products manufactured by PAX Labs represented approximately 11.1% and 15.6% of our net sales in the years ended December 31, 2019 and 2018, respectively, and products manufactured by JUUL Labs represented approximately 38.7% and 36.5% of our net sales in the years ended December 31, 2019 and 2018, respectively. A decline in sales of any of our key suppliers’ products, whether due to decreases in supply of, or demand for, their products, termination of our agreements with them, regulatory actions or otherwise, could have a material adverse impact on our sales and earnings and adversely affect our business.

The FDA has expressed growing concern about the popularity among youth of the products of JUUL Labs and other manufactures of flavored ENDS products, and additional regulatory actions may further impact our ability to sell these products in the United States or online.

Any regulatory action by the FDA that adversely affects the sale or distribution of Electronic Nicotine Delivery Systems ("ENDS") products may have a material adverse effect on our business, results of operations and financial condition.

On April 24, 2018, the FDA issued a letter to JUUL Labs requesting documents relating to marketing practices and research on marketing, effects of product design, public health impact, and adverse experiences and complaints related to JUUL products. All information for this request was to be received by the FDA no later than June 19, 2018. FDA Commissioner Scott Gottlieb, M.D. issued an FDA statement on April 24, 2018 announcing that the FDA has been conducting a large-scale, undercover nationwide action to crack down on the sale of e-cigarettes, specifically JUUL products, to minors at both brick-and-mortar and online retailers. The FDA indicated that this action had already revealed numerous violations of the law, and that as a result of these and other identified instances of the sale of JUUL products to minors, the FDA was issuing warning letters and civil penalties and fines. The FDA also advised that it had contacted retailers such as 7-Eleven, Circle K, AM/PM Arco, Walgreens and other national or regional stores regarding concerns about the sale of these products to minors and to online retailers, such as eBay, regarding concerns over listings of JUUL products on its website.

In the largest coordinated enforcement effort in the FDA’s history, the agency subsequently issued more than 1,300 warning letters and civil fines to retailers who illegally sold JUUL and other e-cigarettes to minors during a nationwide, undercover blitz of brick-and mortar and online stores. It has been widely reported that in October 2018, the FDA seized more than a thousand pages of documents from JUUL Labs related to its sales and marketing practices. The FDA also stated that it could remove their products from the market if JUUL Labs and its manufacturers fail to halt sales to minors. It also raised the possibility of civil or criminal charges if companies, such as JUUL Labs or its distributors and re-sellers, are allowing bulk sales through websites and other online purchases.

On November 15, 2018, the FDA issued a statement in which it announced that it is pursuing actions aimed at addressing the trend of increased use of combustible cigarette use among middle and high school students and released, together with the Centers for Disease Control and Prevention, a national youth tobacco survey, a study that shows a significant increase in the use by teenage children of e-cigarettes and other ENDS, such as the vaporizers sold by JUUL, as alternatives to cigarettes. In such statement, the FDA announced that it is directing the FDA’s Center for Tobacco Products to revisit its compliance policy as it relates to ENDS products that are flavored, including all flavors other than tobacco, mint and menthol, and to implement changes that would protect teenagers by mandating that all flavored ENDS products (other than tobacco, mint and menthol) be sold only in age-restricted, in-person locations and, if sold on-line, only under heightened practices for age verification. In addition, it was announced that the FDA will pursue the removal from the market of those ENDS products that are marketed to children or are appealing to the youth market, including any products that use popular children’s cartoon or animated characters, or are names of products that are names of products favored by children, such as brands of candy or soda. The FDA also announced its intention to advance a notice of proposed rule making that would seek to ban menthol in combustible tobacco products, including cigarettes and cigars.

On November 14, 2018, JUUL Labs announced that, in furtherance of its common goal with the FDA to prevent youth from initiating the use of nicotine, and in anticipation of the above FDA announcement, JUUL Labs plans to eliminate some of its social media accounts, including its U.S. social media accounts on Facebook and Instagram, and it has halted most retail sales of its flavored products in the United States as part of a plan to restrict the access of its products to youth. As part of its plan, JUUL Labs indicated it would temporarily stop selling most of its flavored JUUL pods in all retail stores in the United States, including convenience stores and vape shops, and will restrict sales to adults 21 years of age and over on its secure website. Subsequently, JUUL Labs chose to discontinue sales of most of its flavored JUUL pods in the U.S. altogether.

On December 20, 2019, the President signed legislation to amend the Federal Food, Drug, and Cosmetic Act (“FFDCA”), and raise the federal minimum age of sale of tobacco products (including ENDS products) from 18 to 21 years. Although many states had already established a minimum age of 21 years, our sales could be adversely impacted by this change in federal law.

In January 2020, FDA issued a guidance document titled Enforcement Priorities for Electronic Nicotine Delivery Systems ("ENDS") and Other Deemed Products on the Market Without Premarket Authorization (“ENDS Enforcement Guidance”). According to the ENDS Enforcement Guidance, FDA intends to prioritize enforcement against (1) flavored, cartridge-based ENDS products (except tobacco or menthol flavored products), (2) all other ENDS products for which the manufacturer has or is failing to take adequate measures to prevent minors’ access, and (3) any ENDS product targeted to minors or whose marketing is likely to promote use by minors. FDA also intends to prioritize any ENDS product offered for sale after May 12, 2020 for which the manufacturer has not submitted a premarket application. As noted in the guidance, FDA is not necessarily bound by these enforcement priorities, and could take action against other products as warranted by changing circumstances.

The ENDS Enforcement Guidance had the effect of prohibiting the sale of certain products we sell, including mint flavored products from JUUL Labs and other flavored ENDS. We expect that our sales will be adversely impacted by this prohibition. Products impacted by the ENDS Enforcement Guidance Labs represented approximately 17.8% and 25.6% of our net sales for the years ended December 31, 2019 and 2018, respectively.

In February 2020, FDA published a notice seeking data and information related to the use of vaping products associated with recent lung injuries. FDA seeks information relating to product design and ways to prevent consumers from modifying or adding substances to these products that are not intended by the manufacturers. The notice states that FDA may use the information in future rule making, review of premarket authorization applications, or other regulatory activity. The notice further states that FDA has not found one product or substance implicated in all of the cases of injury, and that FDA is following all potential leads and will take appropriate actions as additional facts emerge. The FDA's actions resulting from this request for information could adversely affect our sales of ENDS products and may have a material adverse effect on our business, results of operations and financial condition.

There is uncertainty related to the regulation of vaporization products and certain other consumption accessories. Increased regulatory compliance burdens could have a material adverse impact on our business development efforts and our operations.

United States

There is uncertainty regarding whether, in what circumstances, how and when the FDA will seek to enforce the tobacco-related provisions of the FFDCA relative to vaporizer hardware and accessories that can be used to vaporize cannabis and other material, including electronic cigarettes, rolling papers and glassware, in light of the potential for dual use with tobacco.

Through amendments to the FFDCA, the Tobacco Control Act established, by statute, that the FDA has oversight over specific types of tobacco products (cigarettes, cigarette tobacco, roll-your-own (“RYO”) tobacco, and smokeless tobacco) and granted the FDA the authority to “deem” other types of tobacco products as subject to the statutory requirements. In addition to establishing authority, defining key terminology, and setting adulteration and misbranding standards, the Tobacco Control Act established FDA’s authority over tobacco products in a number of areas such as: submission of health information to the FDA; registration with the FDA; premarket authorization requirements; good manufacturing practice requirements; tobacco product standards; notification, recall, corrections, and removals; records and reports; marketing considerations and restrictions; post-market surveillance and studies; labeling and warnings; and recordkeeping and tracking.

In December 2010, the U.S. Court of Appeals for the D.C. Circuit held that the FDA is permitted to regulate vaporizer devices containing tobacco-derived nicotine as “tobacco products” under the Tobacco Control Act.

In a final rule effective August 8, 2016 (“Deeming Rule”), the FDA deemed all products that meet the Tobacco Control Act’s definition of “tobacco product,” including components and parts but excluding accessories, to be subject to the tobacco control requirements of the FFDCA and the FDA’s implementing regulations. Accordingly, as of the Deeming Rule’s effective date, deemed tobacco products that are “new” (i.e., those that were not commercially marketed in the United States as of February 15, 2007) are subject to the premarket authorization requirements. Deemed new tobacco products that remain on the market without authorization are marketed unlawfully.

Deemed new tobacco products include, among other things: products such as electronic cigarettes, electronic cigars, electronic hookahs, vape pens, vaporizers and e-liquids and their components or parts (such as tanks, coils and batteries) (“ENDS”). The FDA’s interpretation of components and parts of a tobacco product includes any assembly of materials intended or reasonably expected to be used with or for the human consumption of a tobacco product. In a 2017 decision of the D.C. Circuit court, the court upheld the FDA’s authority to regulate ENDS even though they do not actually contain tobacco, and even if the products could be used with nicotine-free e-liquids.

The Tobacco Control Act and FDA’s implementation of regulations restrict the way tobacco product manufacturers, retailers, and distributors can advertise and promote tobacco products, including a prohibition against free samples or the use of vending machines, requirements for presentation of warning information, and age verification of purchasers.

Newly-deemed tobacco products are also subject to the other requirements of the Tobacco Control Act, such as that they not be adulterated or misbranded. The FDA has been directed under the Tobacco Control Act to establish specific good manufacturing practice (“GMP”) regulations for tobacco products, and could do so in the future, which could have a material adverse impact on the ability of some of our suppliers to manufacture, and the cost to manufacture, certain of our products. Even in the absence of specific GMP regulations, a facility’s failure to maintain sanitary conditions or to prevent contamination of products could result in the FDA deeming the products produced there adulterated.

In light of the laws noted above, we anticipate that premarket authorizations will be necessary for us to continue our distribution of certain vaporizer hardware and accessories that can be used to vaporize cannabis and other material. In the preamble to the Deeming Rule, FDA established compliance periods for the submission of premarket authorization applications and their review, during which FDA intended to defer enforcement. FDA subsequently extended those compliance periods. As the result of litigation challenging FDA’s compliance policies, FDA is now under court order to require that premarket authorization applications be submitted for all “new” tobacco products by May 12, 2020, with an additional year during which products with timely filed applications can remain on the market. Products on the market as of August 8, 2016, for which premarket authorization applications are not filed by May 12, 2020, are subject to FDA enforcement actions, in the FDA’s discretion. Products entering the market after August 8, 2016 (the effective date of the Deeming Rule) are subject to enforcement at any time if marketed without authorization.

Our suppliers must timely file applications for the appropriate authorizations so that we may continue selling their products in the United States. We have no control over the content of those applications, and we have no assurances that the outcome of FDA’s review will result in authorization of the marketing of these products. If our suppliers do not timely file applications, or if the FDA establishes or applies review standards or processes that our suppliers are unable or unwilling to comply with, our business, results of operations, financial condition and prospects would be adversely affected.

The anticipated costs to our suppliers of complying with future FDA regulations will be dependent on the rules issued by the FDA (which have yet to be issued), the timing and clarity of any new rules or guidance documents accompanying these rules, the reliability and simplicity (or complexity) of the electronic systems utilized by the FDA for information and reports to be submitted, and the details required by the FDA for such information and reports with respect to each regulated product. Any failure to comply with existing or new FDA regulatory requirements could result in significant financial penalties to us or our suppliers, which could ultimately have a material adverse effect on our business, results of operations, financial condition and ability to market and sell our products. Compliance and related costs could be substantial and could significantly increase the costs of operating in the vaporization products and certain other consumption accessories markets.

In addition, failure to comply with the Tobacco Control Act and with FDA regulatory requirements could result in litigation, criminal convictions or significant financial penalties and could impair our ability to market and sell some of our vaporizer products. At present, we are not able to predict whether the Tobacco Control Act will impact our business to a greater degree than competitors in the industry, thus affecting our competitive position.

It has not been conclusively determined whether the Prevent All Cigarette Trafficking Act or the Federal Cigarette Labeling and Advertising Act currently apply to vaporization products and certain other consumption accessories. At the state level, over 25 states have implemented statewide regulations that prohibit vaping in public places. A number of states and cities have also implemented bans or restrictions on the sale of flavored tobacco products, including vaping liquids and menthol cigarettes. There may, in the future, also be increased regulation of additives in smokeless products and internet sales of vaporization products and certain other consumption accessories. The application of either or both of these federal laws, and of any new laws or regulations which may be adopted in the future at a state, provincial or local level, to vaporization products, consumption accessories or such additives could result in additional expenses and require us to change our advertising and labeling, and methods of marketing and distribution of our products, any of which could have a material adverse effect on our business, results of operations and financial condition.

Canada

On May 23, 2018, the Tobacco and Vaping Products Act (“TVPA”) became effective, and now governs the manufacture, sale, labeling and promotion of vaping products sold in Canada. The TVPA replaced the former Tobacco Act (Canada) and established a legislative framework that applies to vaping products, whether or not they contain nicotine. While the TVPA prescribes high-level requirements in relation to vaping products, the Government of Canada has yet to implement regulations that will ultimately address the standards, testing methods, reporting requirements, packaging and labeling requirements, and other obligations with which vaping products will be required to comply. Accordingly, absent any such regulations, there is a lack of visibility as to the specific compliance regime that will apply to vaping products in the future. As such, there can be no assurance that we will initially be in total compliance, remain competitive, or financially able to meet future requirements administered pursuant to the TVPA.

Prior to the TVPA becoming effective, Health Canada had taken the position that electronic smoking products (i.e., electronic products for the vaporization and administration of inhaled doses of nicotine, including electronic cigarettes, cigars, cigarillos and pipes, as well as cartridges of nicotine solutions and related products) fell within the scope of the Food and Drugs Act (Canada) (“Food and Drugs Act”). Vaping products with therapeutic or health-related claims are subject to the Food and Drugs Act and related regulations.

It is not presently clear what implications the enactment of the TVPA will have for Health Canada’s role in authorizing vaping products, or on the degree to which it will remain subject to the provisions of Food and Drugs Act. Until regulations are published and enacted pursuant to the TVPA, a significant degree of uncertainty will remain with respect to compliance landscape for vaping products.

On December 21, 2019, Health Canada issued a Regulatory Impact Analysis Statement titled “Vaping Products Promotion Regulations.” The Impact Analysis addressed two proposed new regulations that would place stricter limits on the advertising and promotion of nicotine vaping products and make health warnings on nicotine vaping products mandatory (the “Proposed Regulations”). The Proposed Regulations would: (1) prohibit the promotion of nicotine vaping products and nicotine vaping product-related brand elements by means of advertising that is done in a manner that can be seen or heard by youth, including the display of nicotine vaping products a points of sale where can be seen by youth; and (2) require that all nicotine vaping advertising convey a health warning about the health hazards of nicotine vaping product use.

In the wake of these proposed regulations and additional pressure in both the United States and Canada, JUUL Labs confirmed on January 14, 2020, that it had sent a letter to Canadian retailers outlining a plan to stop selling its mango, vanilla, fruit, and cucumber pods on a temporary basis while allowing retailers to sell remaining inventory. This hold continues. We expect that our sales will be adversely impacted by JUUL Lab’s decision regarding the sales of flavored JUUL products.

Although there is not yet a comprehensive policy or law at the federal level to regulate nicotine vaping products, several provinces, including Nova Scotia, Ontario, Prince Edward Island, and Saskatchewan, have passed regulations restricting the advertising and sales of certain types of nicotine vaping products. Other provinces, including Alberta and British Colombia have proposed new regulations addressing nicotine vaping products or announced intentions to do so.

In addition to the provincial regulations noted above, Health Canada has stated it will soon introduce new rules governing flavored vaping products. The Council of Chief Medical Officers of Health has also issued a statement supporting federal action to create national consistency and provided recommendations for individual provinces and territories. These developments, together with the passed and proposed provincial regulations may have a material adverse effect on our business, results of operations, and financial condition.

Europe

Throughout Europe, several countries’ laws implementing the European Union Tobacco Products Directive (“TPD”) impose strict regulations on the approval, sale, and advertising of e-cigarettes. While we do not sell or market e-cigarettes in Europe, if other vaporization products we sell are found to fall within the scope of laws implementing the TPD, we would be unable to continue selling those products in certain countries, which may have a material adverse effect on our business, results of operations, and financial condition.

We may be unable to identify or contract with new suppliers in the event of a disruption to our supply.

In the event of a disruption to our supply of products, we would have to identify new suppliers that can meet our needs. Such a disruption may occur for many reasons, including but not limited to the current COVID-19 pandemic. Only a limited number of suppliers may have the ability to produce certain products we sell at the volumes we need, and it could be costly or time-consuming to locate and approve such alternative sources. Moreover, it may be difficult or costly to find suppliers to produce small volumes of products in the event we are looking only to supplement our current supply as suppliers may impose minimum order requirements. In addition, we may be unable to negotiate pricing or other terms with our existing or new suppliers as favorable as those we currently enjoy. We cannot guarantee that a failure to adequately replace or supplement our existing suppliers would not have a material adverse effect on our business, results of operations and financial condition.

Demand for the products we distribute could decrease if the suppliers of these products were to sell a substantial amount of goods directly to consumers in the sectors we serve.

Retailers and consumers of vaporization products and consumption accessories have historically purchased certain amounts of these products directly from suppliers. If our customers were to increase their purchases of products directly from suppliers, or if suppliers seek to increase their efforts to sell such products directly to consumers, we could experience a significant decrease in our business, results of operations and financial condition. These, or other developments that remove us from, or limit our role in, the distribution chain, may harm our competitive position in the marketplace and reduce our sales and earnings and adversely affect our business.

We are vulnerable to third-party transportation risks.

We depend on fast and efficient shipping services to distribute our products. Any prolonged disruption of these services may have a material adverse effect on our business, financial condition and results of operations. Rising costs associated with transportation services used by us to receive or deliver our products, including tariffs, may also have a material adverse effect on our business, financial condition and results of operations.

We do not have long-term agreements or guaranteed price or delivery arrangements with most of our suppliers. The loss of a significant supplier would require us to rely more heavily on our other existing suppliers or to develop relationships with new suppliers. Such a loss may have an adverse effect on our product offerings and our business.

While we have exclusive long-term distribution agreements with certain of our suppliers, consistent with industry practice, we do not have guaranteed price or delivery arrangements with most of our suppliers. We generally make our purchases through purchase orders. As a result, we have experienced and may in the future experience inventory shortages or price increases on certain products. Furthermore, our industry occasionally experiences significant product supply shortages, and we sometimes experience customer order backlogs due to the inability of certain suppliers to make available to us certain products as needed. We cannot provide assurances that suppliers will maintain an adequate inventory of products to fulfill our orders on a timely basis, or at all, or that we will be able to obtain particular products on favorable terms, or at all. Additionally, we cannot provide assurances that product lines currently offered by suppliers will continue to be available to us. A decline in the supply or continued availability of the products of our suppliers, or a significant increase in the price of those products, could reduce our sales and negatively affect our operating results.

In addition, some of our suppliers have the ability to terminate their relationships with us at any time, or to decide to sell, or increase their sales of, their products through other resellers or channels. Although we believe there are numerous suppliers with the capacity to supply the products we distribute, the loss of one or more of our major suppliers could have an adverse effect on our product offerings and our business. Such a loss would require us to rely more heavily on our other existing suppliers, develop relationships with new suppliers or undertake our own manufacturing, which may cause us to pay higher prices for products due to, among other things, a loss of volume discount benefits currently obtained from our major suppliers. Any termination, interruption or adverse modification of our relationship with a key supplier or a significant number of other suppliers would likely adversely affect our operating income, cash flow and future prospects.

Our payments system and the payment systems of our customers depend on third-party providers and are subject to evolving laws and regulations.

We and our retail customers have engaged third-party service providers to perform underlying credit and debit card processing, currency exchange, identity verification and fraud analysis services. If these service providers do not perform adequately or if our relationships, or the relationships of our retail customers with these service providers, were to terminate, our ability or the ability of such retail customers to process payments could be adversely affected and our business would be harmed.

The laws and regulations related to payments are complex and are potentially impacted by tensions between federal and state treatment of the vaporization, tobacco, nicotine and cannabis industries. These laws and regulations also vary across different jurisdictions in the United States, Canada and globally. As a result, we are required to spend significant time and effort to comply with those laws and regulations. Any failure or claim of our failure to comply, or any failure by our third-party service providers to comply, could cost us substantial resources, could result in liabilities, or could force us to stop offering our customers the ability to pay with credit cards, debit cards and bank transfers. As we expand the availability of these payment methods or offer new payment methods to our customers in the future, we may become subject to additional regulations and compliance requirements.

Further, through our agreement with our third-party credit card processors, we are indirectly subject to payment card association operating rules and certification requirements, including restrictions on product mix and the Payment Card Industry Data Security Standard, 02 PCIDSS. We also are subject to rules governing electronic funds transfers. Any change in these rules and requirements could make it difficult or impossible for us to comply.

Due to our acceptance of credit cards in our e-commerce business, we are subject to the Payment Card Industry Data Security Standard, designed to protect the information of credit card users. We have had a security incident in the past, which we do not believe reached the level of a breach, that would be reportable under state laws or our other obligations; however there can be no assurance that our determination was correct. In the event our determination is challenged and found to have been incorrect, we may be subject to claims by one or more state attorney generals, federal regulators, or private plaintiffs and we may additionally be subject to claims or fines from credit associations.

We are subject to certain U.S. federal regulations relating to cash reporting.

The U.S. Bank Secrecy Act, enforced by the Financial Crimes Enforcement Network (“FinCEN”), a division of the U.S. Department of the Treasury, requires a party in trade or business to file with the U.S. Internal Revenue Service (the “IRS”) a Form 8300 report within 15 days of receiving a cash payment of over $10,000. While we receive very few cash payments for the products we sell, if we fail to comply with these laws and regulations, the imposition of a substantial penalty could have a material adverse effect on our business, results of operations and financial condition.

If we fail to maintain proper inventory levels, our business could be harmed.

We purchase key products from suppliers prior to the time we receive purchase orders from customers. We do this to minimize purchasing costs, the time necessary to fill customer orders, and the risk of non-delivery. However, we may be unable to sell the products we have purchased in advance. Inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image and have a material adverse effect on our business, results of operations and financial condition. Conversely, if we underestimate demand for our products or if we fail to acquire the products that we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers, reduce revenue, negatively impact customer relationships and diminish brand loyalty, which in turn could have a material adverse effect on our business, results of operations and financial condition.

Certain of our suppliers provide us with incentives and other assistance that reduce our operating costs, and any decline in these incentives and other assistance could materially harm our operating results.

Certain of our suppliers, including PAX Labs, provide us with trade credit or substantial incentives in the form of discounts, credits and cooperative advertising, among other benefits. We have agreements with many of our suppliers under which they provide us, or they have otherwise consistently provided us, with market price discounts to subsidize portions of our advertising, marketing and distribution costs based upon the amount of coverage we give to their respective products in our catalogs or other advertising and marketing mediums. Any termination or interruption of our relationships with one or more of these suppliers, or modification of the terms or discontinuance of our agreements or arrangements with these suppliers, could adversely affect our operating income and cash flow. For example, the incentives we receive from a particular supplier may be impacted by a number of events outside of our control, including acquisitions, divestitures, management changes or economic pressures affecting such supplier, any of which could materially affect or eliminate the incentives we receive from such supplier.

Our success is dependent in part upon our ability to distribute popular products from new suppliers, as well as the ability of our existing suppliers to develop and market products that meet changes in market demand or regulatory requirements.

Many of the products we sell are generally subject to rapid changes in marketplace demand or regulatory requirements. For example, recent laws and regulations have prohibited the sale of certain types of ENDS products that we previously sold. Our success is dependent, in part, upon the ability of our suppliers to develop and market products that meet these changes. Our success is also dependent on our ability to develop relationships with and sell products from new suppliers that address these changes in market demand or regulatory requirements. To the extent products that address recent changes are not available to us, or are not available to us in sufficient quantities or on acceptable terms, we could encounter increased competition, which would likely adversely affect our business, results of operations and financial condition.

We may not be able to maintain existing supplier relationships or exclusive distributor status with our suppliers, which may affect our ability to offer a broad selection of products at competitive prices and negatively impact our results of operations.

We purchase products for resale both directly from manufacturers and, on occasion, from other sources, all of whom we consider our suppliers. We also maintain certain exclusive relationships with several of our suppliers, which provide us with exclusive rights to distribute their products in certain geographic areas or sales channels, preferred pricing, training, support, preferred access and other significant benefits. In some cases, suppliers require us to meet certain minimum standards in order to retain these qualifications and our exclusive distributor status, and in some instances, we have failed to achieve those minimum standards. If we do not maintain our existing relationships or exclusive distributor status, or if we fail to build new relationships with suppliers on acceptable terms, including our exclusive distribution rights, favorable pricing, manufacturer incentives or reseller qualifications, we may not be able to offer a broad selection of products or continue to offer products from these suppliers at competitive prices, or at all. From time to time, suppliers may be acquired by other companies, terminate our right to sell some or all of their products, modify or terminate our exclusive distributor or qualification status, change the applicable terms and conditions of sale or reduce or discontinue the incentives or supplier consideration that they offer us. Any termination or reduction of our exclusive distributor status with any of our major suppliers, or our failure to build new supplier relationships, could have a negative impact on our operating results. Further, some products may be subject to allocation by the supplier, which could limit the number of units of those products that are available to us and may adversely affect our operating results.

We do not have long-term contracts with most of our customers. The agreements that we do have generally do not commit our customers to any minimum purchase volume. The loss of a significant customer may have a material adverse effect on us.

Our customers generally place orders on an as-needed basis. Consistent with industry practice, we do not have long-term contracts with most of our customers, other than certain retail chains in Canada and certain state-licensed cannabis businesses in the United States. In addition, our agreements generally do not commit our customers to any minimum purchase volume. Accordingly, we are exposed to risks from potential adverse financial conditions in the vaporization products and consumption accessories industry, a potentially shifting legal landscape, the general economy, a competitive landscape, a changing technological landscape or changing customer needs or any other change that may affect the demand for our products. We cannot assure you that our customers will continue to place orders with us in similar volumes, on the same terms, or at all. Our customers may terminate their relationships with us or reduce their purchasing volume at any time. Our ten largest customers, in the aggregate, represented approximately 17.3% and 13.0% of our net sales for the years ended December 31, 2019 and 2018, respectively. The loss of a significant number of customers, or a substantial decrease in a significant customer’s orders, may have an adverse effect on our revenue.

Changes in our customer, product or competition mix could cause our product margin and results of operations to fluctuate.

From time to time, we may experience changes in our customer mix, our product mix or our competition mix. Changes in our customer mix may result from geographic expansion or contractions, legislative, regulatory or enforcement priority changes affecting the products we distribute, selling activities within current geographic markets and targeted selling activities to new customer sectors. Changes in our product mix may result from marketing activities to existing customers, the needs communicated to us from existing and prospective customers and from regulatory and legislative changes. Changes in our competition mix may result from well-financed competitors entering into our business segment. If customer demand for lower-margin products increases and demand for higher-margin products decreases, our business, results of operations and financial condition may suffer.

Because a majority of our revenues are derived from sales to consumers indirectly through third-party retailers who operate traditional brick-and-mortar locations, the shift of sales to more online retail business could harm our market share and our revenues in certain sectors.

Our current B2B model includes selling our products through third-party retailers. These third-party retailers operate physical brick-and-mortar locations to sell our product to consumers. The current shift in purchasing demographics due to the changing preferences of consumers who are moving from in-store purchases of goods to online purchases creates the additional risks of our current revenue streams being impacted negatively and an overall decrease of market share.

Further, laws in some jurisdictions in which we operate could make collection of receivables difficult, time consuming or expensive. We generally do not require collateral in support of our trade receivables. While we maintain reserves for expected credit losses, we cannot assure these reserves will be sufficient to meet write-offs of uncollectible receivables or that our losses from such receivables will be consistent with our historical performance. Significant write-offs may affect our business, results of operations and financial condition. As we begin selling our products indirectly through large retailers, customer credit risks will expand.

Our ability to distribute certain licensed brands and to use or license certain trademarks may be terminated or not renewed.

We are reliant upon brand recognition in the markets in which we compete, as the industry is characterized by a high degree of brand loyalty and a reluctance of consumers to switch to substitute or unrecognizable brands. Some of the brands we distribute and the trademarks under which products are sold are licensed for a fixed period of time with regard to specified markets.

In the event that the licenses to use the brand names and trademarks for the products we distribute are terminated or are not renewed after the end of the term, there is no guarantee we or our suppliers will be able to find suitable replacement brands or trademarks, or that if a replacement is found, that it will be on favorable terms. Any loss in brand-name appeal to our existing customers as a result of the lapse or termination of our licenses or the licenses of our suppliers could have a material adverse effect on our business, results of operations and financial condition.

We may not be successful in maintaining the consumer brand recognition and loyalty of our products.

We compete in a market that relies on innovation and the ability to react to evolving consumer preferences. The vaporization products and consumption accessories industry, as well as the nicotine industries, are subject to changing consumer trends, demands and preferences. Therefore, products once favored may, over time, become disfavored by consumers or no longer perceived as the best option. Consumers in the vaporizer market have demonstrated a degree of brand loyalty, but suppliers must continue to adapt their products in order to maintain their status among customers as the market evolves. Our continued success depends in part on our ability and our supplier’s ability to continue to differentiate the brand names we represent, own or license and maintain similarly high levels of recognition with target consumers. Trends within the vaporization products and consumption accessories industry change often and our failure to anticipate, identify or react to changes in these trends could, among other things, lead to reduced demand for our products. Factors that have previously and may continue to affect consumer perception of our products include health trends and attention to health concerns associated with tobacco, nicotine, herbs, cannabis or other materials used with vaporizers, price-sensitivity in the presence of competitors’ products or substitute products and trends in favor of new vaporization products or technology consumption accessories products that are currently being researched and produced by participants in our industry. For example, in recent years, we have witnessed a shift in consumer purchases from vaporizers designed for dry herbs to those utilizing cartridges containing liquids or wax type concentrates. A failure to react to similar trends in the future could enable our competitors to grow or establish their brands’ market share in these categories before we have a chance to respond.

Regulations have recently been and are likely to continue to be enacted in the future that would make it more difficult to appeal to consumers or to leverage the brands that we distribute, own or license. Furthermore, even if we are able to continue to distinguish our products, there can be no assurance that the sales, marketing and distribution efforts of our competitors will not be successful in persuading consumers of our products to switch to their products. Some of our competitors have greater access to resources than we do, which better positions them to conduct market research in relation to branding strategies or costly marketing campaigns. Any loss of consumer brand loyalty to our products or in our ability to effectively brand our products in a recognizable way will have a material effect on our ability to continue to sell our products and maintain our market share, which could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to establish sustainable relationships with large retailers or national chains.

We expect to increase sales volume by establishing relationships with large retailers and national chains, particularly in Canada. In connection therewith, we may have to pay slotting fees based on the number of stores in which our products will be carried. We may not be able to develop these relationships or continue to maintain relationships with large retailers or national chains. Our inability to develop and sustain relationships with large retailers and national chains may impede our ability to develop brand and product recognition and increase sales volume and, ultimately, require us to continue to rely on local and more fragmented sales channels, which may have a material adverse effect on our business, results of operations and financial condition. In addition, if we are unable to develop or maintain relationships with large retailers and national chains and such large retailers or national chains take market share from the smaller local and more fragmented sales channels, our business, results of operations and financial condition will be adversely impacted.

New products face intense media attention and public pressure.

Many of our vaporizers and other products are new to the marketplace. Since their introduction, certain members of the media, politicians, government regulators and advocacy groups, including independent doctors, have called for stringent regulation of the sale of certain of such products and in some cases, an outright ban of such products pending increased regulatory review and a further demonstration of safety. For example, local and state governments have banned certain types of vaporization products, such as those containing flavored liquid nicotine and flavored hemp-derived CBD. Additional bans of this type would likely have the effect of terminating our sales and marketing efforts of certain products in jurisdictions in which we may currently market or have plans to market such products. Such bans would also likely cause public confusion as to which products are the subject of bans, which confusion could also have a material adverse effect on our business, results of operations and financial condition.

Our success depends, in part, on the quality and safety of our products, as well as the perception of quality and safety in the vaporization products and consumption accessories industry generally.

Our success depends, in part, on the quality and safety of the products we sell, including manufacturing issues, health concerns about the substances consumed using the products we sell, and unforeseen product misuse. Even a single incident of product defect or misuse, whether relating to products sold by us or just to our industry generally, could result in significant harm to our reputation. For example, incidents of EVALI have, by some metrics, negatively impacted demand for vaporizers. If any of our products are found to be, or are perceived to be, defective or unsafe, or if they otherwise fail to meet our customers’ standards, our relationship with our customers could suffer, our reputation or the appeal of our brands could be diminished, and we could lose market share and/or become subject to liability claims, any of which could result in a material adverse effect on our business, results of operations and financial condition.

Damage to our reputation, or that of any of our key suppliers or their brands, could affect our business performance.

The success of our business depends in part upon the positive image that consumers have of the third-party brands we distribute. Incidents, publicity or events arising accidentally or through deliberate third-party action that harm the integrity or consumer support of our products could affect the demand for our products. Unfavorable media, whether accurate or not, related to our industry, to us, to our customers, or to the products we sell could negatively affect our corporate reputation, stock price, ability to attract high-quality talent, or the performance of our business. For example, JUUL Labs has been the subject of significant negative publicity. Additional negative publicity or commentary on social media outlets also could cause consumers to react rapidly by avoiding our products and brands or by choosing brands offered by our competitors, which could have a material adverse effect on our business, results of operations and financial condition.

We are subject to substantial and increasing regulation regarding the tobacco industry.

The tobacco industry, of which some of our vaporizer products are deemed to be a part, has been under public scrutiny for many years. Industry critics include special interest groups, the U.S. Surgeon General and many legislators and regulators at the state, federal and provincial levels. A wide variety of federal, state or provincial and local laws limit the advertising, sale and use of tobacco and these laws have proliferated in recent years. Together with changing public attitudes towards tobacco and nicotine consumption, the constant expansion of regulations has been a major cause of the overall decline in the consumption of tobacco products since the early 1970s. These regulations relate to, among other things, the importation of tobacco products and shipping throughout the North American market, increases in the minimum age to purchase tobacco products, imposition of taxes, sampling and advertising bans or restrictions, flavor bans or restrictions, ingredient and constituent disclosure requirements and media campaigns and restrictions on where tobacco can be consumed. Additional restrictions may be legislatively imposed or agreed to in the future. These limitations may make it difficult for us to maintain the sales levels of our regulated vaporizer products.

Moreover, the current trend is toward increasing regulation of the tobacco industry, which is likely to differ between the various U.S. states and Canadian provinces in which we currently conduct business. Extensive and inconsistent regulation by multiple states or provinces and at different governmental levels could prove to be particularly disruptive to our business as well, as we may be unable to accommodate such regulations in a cost-effective manner that will allow us to continue to compete in an economically-viable way. Tobacco regulations are often introduced without the tobacco industry’s input and have been a significant reason behind reduced sales volumes and increased illicit trade in the tobacco industry. Such regulations also may impact our sales volumes to the extent they apply to the vaporizer products we sell.

On June 22, 2009, the Family Smoking Prevention and Tobacco Control Act (the “Tobacco Control Act”) amended the FFDCA to authorize the FDA to regulate the tobacco industry and amended the Federal Cigarette Labeling and Advertising Act, which governs how cigarettes can be advertised and marketed. In addition to the FDA, we are subject to regulation by numerous other federal agencies, including the Federal Trade Commission, the Alcohol and Tobacco Tax and Trade Bureau, the Federal Communications Commission, the U.S. Environmental Protection Agency, the U.S. Department of Agriculture, U.S. Customs and Border Protection and the U.S. Center for Disease Control and Prevention’s Office on Smoking and Health. There have also been adverse legislative and political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, which have received widespread public attention. There can be no assurance as to the ultimate content, timing or effect of any regulation of tobacco or nicotine products by governmental bodies, nor can there be any assurance that potential corresponding declines in demand resulting from negative media attention would not have a material adverse effect on our business, results of operations and financial condition.

Some of the products we sell contain nicotine, which is considered to be a highly-addictive substance, or other chemicals that some jurisdictions have determined to cause cancer and birth defects or other reproductive harm.

Some of our products, like the JUUL nicotine vaporizers, contain nicotine, a chemical that is considered to be highly addictive. The Tobacco Control Act empowers the FDA to regulate the amount of nicotine found in tobacco products, but not to require the reduction of nicotine yields of a tobacco product to zero. In addition, the State of California has determined that some chemicals found in certain vaporizers cause cancer and birth defects or other reproductive harm. New federal, state or provincial regulations, whether of nicotine levels or other product attributes, may require us to recall and/or discontinue certain of the products we sell, which may have a material adverse effect on our ability to market our products and have a material adverse effect on our business, results of operations and financial condition.

Significant increases in state and local regulation of our vaporizer products have been proposed and enacted, and are likely to continue to be proposed and enacted in numerous jurisdictions.

As discussed under the heading "Regulatory Developments" above, there has been increasing activity on the state, provincial and local levels with respect to scrutiny of vaporizer products. State and local governmental bodies across the United States have indicated that vaporization products and certain other consumption accessories may become subject to new laws and regulations at the state and local levels. For example, in January 2015, the California Department of Health declared electronic cigarettes and certain other vaporizer products a health threat that should be strictly regulated like tobacco products. Further, some states and cities, including the State of Iowa, have enacted regulations that require retailers to obtain a tobacco retail license in order to sell electronic cigarettes and vaporizer products. Many states, provinces and some cities have passed laws restricting the sale of electronic cigarettes and certain other vaporizer products. If one or more states or provinces from which we generate or anticipate generating significant sales of vaporizer products bring actions that prevent us from selling certain or all of our vaporizer products, we would be required to cease sales and distribution of certain products to those states, which could have a material adverse effect on our business, results of operations and financial condition. Additionally, if one or more states or provinces from which we generate or anticipate generating significant sales of vaporizer products bring actions that require us to obtain certain licenses, approvals or permits, and if we are not able to obtain the necessary licenses, approvals or permits for financial reasons or otherwise and/or any such license, approval or permit is determined to be overly burdensome to us, then we may be required to cease sales and distribution of our products to those states, which could have a material adverse effect on our business, results of operations and financial condition.

Certain states, provinces and cities have already restricted the use of electronic cigarettes and vaporizer products in smoke free venues. Additional city, state, provincial or federal regulators, municipalities, local governments and private industry may enact rules and regulations restricting the use of electronic cigarettes and vaporizer products in those same places where cigarettes cannot be smoked. Because of these restrictions, our customers may reduce or otherwise cease using our vaporization products or certain other consumption accessories, which could have a material adverse effect on our business, results of operations and financial condition.

Certain provinces of Canada have passed or propose to pass legislation which will restrict the extent to which e-cigarettes, e-liquid and other vaping products may be displayed or sold. These regulations and future regulations could have a material adverse effect on our business, results of operations and financial condition.

Based on regulations surrounding health-related concerns related to the use of some of our vaporizer products, especially e-cigarettes and those used for tobacco and nicotine intake, possible new or increased taxes by government entities intended to reduce use of our products or to raise revenue, additional governmental regulations concerning the marketing, labeling, packaging or sale of some of our products, negative publicity resulting from actual or threatened legal actions against us or other companies in our industry, all may reduce demand for, or increase the cost of, certain of our products, which could adversely affect our profitability and ultimate success.

Public health epidemics, pandemics or outbreaks, including the recent COVID-19 pandemic, could adversely affect our business.

Public health epidemics, pandemics or outbreaks, and the resulting business or economic disruptions resulting therefrom, could adversely impact our business as well as our ability to raise capital. In December 2019, COVID-19 was identified in Wuhan, China. The virus continues to spread globally, has been declared a pandemic by the World Health Organization and has spread to over 100 countries, including the United States. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, new information that may emerge concerning the severity of COVID-19 and public and private actions to contain COVID-19 or treat its impact. COVID-19 has and will likely continue to result in social, economic and labor instability in the countries in which we or the third parties with whom we engage operate. While we cannot presently predict the scope and severity of any potential business shutdowns or disruptions, if we or any of the third parties with whom we engage, including the suppliers, manufacturers and other third parties in our global supply chain, were to experience shutdowns or other significant business disruptions, our ability to conduct our business in the manner presently planned could be materially and negatively impacted. Further, any sustained disruption in the capital markets from the COVID-19 pandemic could negatively impact our ability to raise capital.

Adverse U.S., Canadian and global economic conditions could materially and adversely our business, prospects, results of operations, financial condition or cash flows.

Our business and operations are sensitive to global economic conditions. These conditions include interest rates, energy costs, inflation, international trade relationships, recession, fluctuations in debt and equity capital markets and the general condition of the U.S., Canadian and global economy. A material decline in the economic conditions affecting consumers, such as the recent downturn in the global economy due to COVID-19, which cause a reduction in disposable income for the average consumer, may change consumption patterns, and may result in a reduction in spending on vaporization products and consumption accessories or a switch to cheaper products or products obtained through illicit channels. Vaporizer, e-cigarette and e-liquid products are relatively new to the market and may be regarded by consumers as a novelty item and expendable. As such, demand for our vaporizer products may be particularly sensitive to economic conditions such as inflation, recession, high energy costs, unemployment, changes in interest rates and money supply, changes in the political environment and other factors beyond our control, any combination of which could result in a material adverse effect on our business, results of operations and financial condition.

Our business depends partly on continued purchases by businesses and individuals selling or using cannabis pursuant to state laws in the United States or Canadian and provincial laws.

Because some of our B2C customers use some of the items that we sell to consume cannabis and some of our B2B customers operate in the legal national and state cannabis industry, our business depends partly on federal, state, provincial and local laws, regulations, guidelines and enforcement pertaining to cannabis. In both the United States and Canada, those factors are in flux.

United States

Currently, in the United States, 34 states and the District of Columbia permit some form of whole-plant cannabis cultivation, sales, and use for certain medical purposes (“medical states”). Eleven of those states and the District of Columbia have also legalized cannabis for adults for non-medical purposes (sometime referred to as recreational use). Several medical states may extend legalization to adult use.

States’ cannabis programs have proliferated and grown even though the cultivation, sale and possession of cannabis is considered illegal under U.S. federal law. Under the CSA, cannabis is a Schedule I drug, meaning that the Drug Enforcement Administration recognizes no accepted medical use for cannabis, and the substance is considered illegal under federal law.

In an effort to provide guidance to U.S. Attorneys’ offices regarding the enforcement priorities associated with cannabis in the United States, the U.S. Department of Justice (the “DOJ”) has issued a series of memoranda detailing its suggested enforcement approach. During the administration of former President Obama, each memorandum acknowledged the DOJ’s authority to enforce the CSA in the face of state laws, but noted that the DOJ was more committed to using its limited investigative and prosecutorial resources to address the most significant threats associated with cannabis in the most effective, consistent, and rational way.

On August 29, 2013, the DOJ issued what came to be called the “Cole Memorandum,” which gave U.S. Attorneys the discretion not to prosecute federal cannabis cases that were otherwise compliant with applicable state law that had legalized medical or adult-use cannabis and that have implemented strong regulatory systems to control the cultivation, production, and distribution of cannabis. The eight federal priorities were preventing:

•The distribution of cannabis to minors;

•Revenue from the sale of cannabis from going to criminal enterprises, gangs, and cartels;

•The diversion of cannabis from states where it is legal under state law in some form to other states;

•State-authorized cannabis activities from being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;

•Violence and the use of firearms in the cultivation and distribution of cannabis;

•Drugged driving and exacerbation of other adverse public health consequences associated with cannabis use;

•Growing cannabis on public lands and the attendant public safety and environmental dangers posed by cannabis production on public lands; and

•Cannabis possession or use on federal property.

Accordingly, the Cole Memorandum provided lawful cannabis-related enterprises a tacit federal go-ahead in states with legal cannabis programs, provided that the state had adopted and was enforcing strict regulations and oversight of the medical or adult-use cannabis program in accordance with the specific directives of the Cole Memorandum.

On January 4, 2018, Attorney General Jeff Sessions issued a memorandum that rescinded previous DOJ guidance on the state legal cannabis industry, including the Cole Memorandum. Attorney General Sessions wrote that the previous guidance on cannabis law enforcement was unnecessary, given the well-established principles governing federal prosecution that are already in place. As a result, federal prosecutors could and still can use their prosecutorial discretion to decide whether to prosecute even state-legal cannabis activities.

Since the Cole Memorandum was rescinded, however, U.S. Attorneys have taken no direct legal action against state law compliant entities. In addition, Attorney General Sessions resigned and left the DOJ. Prior to his confirmation, current Attorney General William Barr testified before the U.S. Senate and wrote to Congress that, as Attorney General, he would not seek to prosecute cannabis companies that relied on the Cole Memorandum and are complying with state law.

Since December 2014, companies that are strictly complying with state medical cannabis laws have been protected against enforcement for that activity by an amendment (originally called the Rohrabacher-Blumenauer Amendment, now called the Joyce Amendment) to the Omnibus Spending Bill, which prevents federal prosecutors from using federal funds to impede the implementation of medical cannabis laws enacted at the state level. Federal courts have interpreted the provision to bar the DOJ from prosecuting any person or entity in strict compliance with state medical cannabis laws.

While the protection of the Joyce Amendment prevents prosecutions of state law compliant medical cannabis activities, it does not make cannabis legal. Accordingly, if the protection expires, prosecutors could prosecute federally illegal activity that occurred within the statute of limitations even if the Rohrabacher/Joyce protection was in place when the illegal activity occurred. The protection of the Joyce Amendment depends on its continued inclusion in the federal omnibus spending bill, or in some other legislation, and entities’ strict compliance with the state medical cannabis laws. That protection has been extended into 2020 through recent budget negotiations. While industry observers expect Congress to extend the protection in future Omnibus Spending Bills, there can be no assurance that it will do so.

Although several cannabis law reform bills are pending in the U.S. Congress, passage of any of them and ultimately the President’s support and approval remain uncertain. Unless and until the U.S. Government changes the law with respect to cannabis, and particularly if Congress does not extend the protection of state medical cannabis programs, there is a risk that federal authorities could enforce current federal cannabis law. An increase in federal enforcement against companies licensed under state cannabis laws would negatively impact the state cannabis industries and, in turn, our revenues, profits, financial condition, and business model.

Canada

On December 13, 2016, the Task Force on Cannabis Legalization and Regulation, which was established by the Canadian Federal Government to seek input on the design of a new system to legalize, strictly regulate and restrict access to cannabis, published its report outlining its recommendations. On April 13, 2017, the Government of Canada introduced Bill C-45, which proposed the enactment of the Cannabis Act to legalize and regulate access to cannabis. The Cannabis Act proposed a strict legal framework for controlling the production, distribution, sale and possession of medical and recreational adult-use cannabis in Canada. On June 21, 2018, the Government of Canada announced that Bill C-45, received Royal Assent. On July 11, 2018, the Government of Canada published the Cannabis Regulations under the Cannabis Act. The Cannabis Regulations provide more detail on the medical and recreational regulatory regimes for cannabis, including regarding licensing, security clearances and physical security requirements, product practices, outdoor growing, security, packaging and labelling, cannabis-containing drugs, document retention requirements, reporting and disclosure requirements, the new access to cannabis for medical purposes regime and industrial hemp. The majority of the Cannabis Act and the Cannabis Regulations came into force on October 17, 2018.

While the Cannabis Act provides for the regulation by the federal government of, among other things, the commercial cultivation and processing of cannabis for recreational purposes, it provides the provinces and territories of Canada with the authority to regulate with respect to the other aspects of recreational cannabis, such as distribution, sale, minimum age requirements, places where cannabis can be consumed, and a range of other matters.

The governments of every Canadian province and territory have implemented regulatory regimes for the distribution and sale of cannabis for recreational purposes. In most provinces and territories, the minimum age is 19 years old, except for Québec and Alberta, where the minimum age is 18. Certain provinces, such as Ontario, have legislation in place that restricts the packaging of vapor products and the manner in which vapor products are displayed or promoted in stores.

The Cannabis Act is a new regime that has no close precedent in Canadian law. The effect of relevant governmental authorities’ administration, application and enforcement of their respective regulatory regimes and delays in obtaining, or failure to obtain, applicable regulatory approvals which may be required may significantly delay or impact the development of markets, products and sales initiatives and could have a material adverse effect on our business, financial condition and results of operations.

The federal and state regulatory landscape regarding products containing hemp-derived CBD is uncertain and evolving, and new or changing laws or regulations relating to hemp and hemp-derived products could have a material adverse effect on our business, financial condition and results of operations.

The U.S. government recently changed the legal status of hemp and all of its derivatives, including hemp-derived CBD. The Farm Bill, which was signed into law by President Trump on December 20, 2018 (Pub.L. 115-334), established a new framework for the regulation of hemp production (defined in the Farm Bill as Cannabis sativa L. with a THC concentration of not more than 0.3 percent on a dry weight basis) and extracts of hemp, including CBD. The law also removed hemp and extracts of hemp from the federal controlled substances schedules. The section of the Farm Bill establishing a framework for hemp production, however, makes clear explicitly that it does not affect or modify the United States Federal Food, Drug, and Cosmetic Act (the “FDCA”), section 351 of the Public Health Service Act (addressing the regulation of biological products), the authority of the Commissioner of the FDA under those laws, or the Commissioner’s authority to regulate hemp production and sale under those laws.

Since passage of the Farm Bill, the FDA has expressed multiple times its position that any cannabis product, whether derived from hemp or otherwise, marketed with a disease claim (e.g., a claim of therapeutic benefit or disease prevention) must be approved by the FDA for its intended use through one of the drug approval pathways prior to it being introduced into interstate commerce. The FDA has also repeatedly stated its position that introducing food or dietary supplements with added CBD (or THC), regardless of source, into interstate commerce is illegal under the FDCA. Although enforcement under the FDCA may be civil or criminal in nature, the FDA has thus far limited its recent enforcement against companies selling CBD products to warning letters alleging various violations of the FDCA, including that the products bear claims that render the products unapproved and misbranded new drugs, that CBD is excluded from the FDCA’s definition of “dietary supplement,” and that the FDCA prohibits the addition of CBD to food. The FDA also tested some of the products, and found that many did not contain the levels of CBD they claimed to contain, which could be the basis for a separate violation of the FDCA. In addition, some states have taken actions to restrict or prohibit the sale of CBD products under state law.

The Farm Bill further directed the U.S. Department of Agriculture (“USDA”) to issue regulations and guidance to implement a program to create a consistent regulatory framework around production of hemp throughout the United States. USDA has since promulgated a rule governing the USDA’s approval of production plans submitted by States and Native American Tribes for the domestic production of hemp. The rule also establishes a Federal plan for producers in States or territories of Native American tribes that do not have their own USDA approved plan.

We currently distribute products containing hemp-derived CBD. Although the Farm Bill removed hemp and its derivatives from the definition of “marijuana” under the CSA, uncertainties remain regarding the cultivation, sourcing, production and distribution of hemp and products containing hemp derivatives. As noted above, each state and the federal government has to develop and have approved its plans for overseeing hemp within its borders. We may have to quickly adapt our operations to comply with forthcoming and rapidly-shifting federal and state regulations. These regulations could require significant changes to our business, plans or operations concerning hemp-derived products, and could adversely affect our business, financial condition or results of operations. Additionally, while we believe our current operations with respect to CBD comply with existing federal and state laws relating to hemp and hemp-derived products in all material respects, legal proceedings alleging violations of such laws could have a material adverse effect on our business, financial condition and results of operations.

We are subject to legislative uncertainty that could slow or halt the legalization and use of cannabis, which could negatively affect our business.

Continued development of the cannabis industry is dependent upon continued legislative authorization of cannabis at the state level, as well as the U.S. government’s continued non-enforcement of federal cannabis laws against state-law-compliant cannabis businesses. Any number of factors could slow or halt progress in this area. Further, progress, while generally expected, is not assured. Some industry observers believe that well-funded interests, including businesses in the alcohol beverage and the pharmaceutical industries, may have a strong economic opposition to the continued legalization of cannabis. The pharmaceutical industry, for example, is well funded with a strong and experienced lobby that eclipses the funding of the medical cannabis movement. Any inroads legalization opponents could make in halting the impending cannabis industry could have a detrimental impact on our business. While there may be ample public support for legislative action, numerous factors impact the legislative process. Any one of those factors could slow or halt the continued legalization and use of cannabis, which would negatively impact our business.

While we believe that our business and sales do not violate the Federal Paraphernalia Law, legal proceedings alleging violations of such law or changes in such law or interpretations thereof could materially and adversely affect our business, financial condition or results of operations.

Under U.S. Code Title 21 Section 863 (the “Federal Paraphernalia Law”), the term “drug paraphernalia” means “any equipment, product or material of any kind which is primarily intended or designed for use in manufacturing, compounding, converting, concealing, producing, processing, preparing, injecting, ingesting, inhaling, or otherwise introducing into the human body a controlled substance.” That law exempts “(1) any person authorized by local, State, or Federal law to manufacture, possess, or distribute such items” and “(2) any item that, in the normal lawful course of business, is imported, exported, transported, or sold through the mail or by any other means, and traditionally intended for use with tobacco products, including any pipe, paper, or accessory.” Any nonexempt drug paraphernalia offered or sold by any person in violation of the Federal Paraphernalia Law can be subject to seizure and forfeiture upon the conviction of such person for such violation, and a convicted person can be subject to fines under the Federal Paraphernalia Law and even imprisonment.

We believe our sales do not violate the Federal Paraphernalia Law in any material respect. First, we understand that substantially all of the products we offer and sell were and are not primarily intended or designed for any purpose not permitted by the Federal Paraphernalia Law. Indeed, most of the manufacturers whose products we sell disclaim that the products are for use with cannabis. Second, we restrict the sale of certain products — those that may have been primarily intended or designed for use with cannabis, are not normally and lawfully used with or as tobacco or nicotine products, but seem to have grown in popularity by consumers of cannabis sold in the state regulated industry — to comply with the Federal Paraphernalia Law’s exemption for sales authorized by state law. In particular, we (a) do not sell those products at all into the six states that have maintained complete or near complete cannabis prohibition and (b) limit the sale of those products to licensed dispensaries and entities, such as licensed cultivators or manufacturers, and sell only to licensed dispensaries in the ten states that authorize sales of cannabis paraphernalia only through state-licensed dispensaries. Third, we have been in business for many years without facing even threatened legal action under the Federal Paraphernalia Law.

While we believe that our business and sales are legally compliant with the Federal Paraphernalia Law in all material respects, any legal action commenced against us under such law could result in substantial costs and could have an adverse impact on our business, financial condition or results of operations. In addition, changes in cannabis laws or interpretations of such laws are difficult to predict, and could materially and adversely affect our business.

Officials of the U.S. Customs and Border Protection agency (“CBP”) have broad discretion regarding products imported into the United States, and the CBP has on occasion seized imported products on the basis that such products violate the Federal Paraphernalia Law. While we believe the products that we import do not violate such law, any such seizure of the products we sell could have a material adverse effect on our business operations or our results of operations.

Officials of the CBP have broad discretion regarding products imported into the United States. Individual shipments of certain imported products of the type we distribute have been detained or seized by the CBP for a variety of reasons, including because the CBP officials inspecting the goods believed such goods were marketed as drug paraphernalia and therefore violated the Federal Paraphernalia Law. Although suppliers or distributors of such products have successfully contested such actions of the CBP, such challenges are costly and time consuming. While we would disagree with any conclusion of the CBP that our product sales violate the Federal Paraphernalia Law, we cannot give any assurance that the CBP will not take similar seizure actions with respect to our goods, or that if the CBP seizes any of our goods that the CBP would not seek to impose penalties related to such imports. Should we elect to contest any such seizure, the costs of doing so could be substantial and there are no assurances we would prevail in a contested proceeding, and the cost and/or results of any such contest could adversely impact our business, financial condition or results of operations. Additionally, if the CBP fails to release seized products, we may no longer be able to ensure a sellable supply of some of our products, which could have a material adverse impact on our business, financial condition and results of operations.

Because our business is dependent, in part, upon continued market acceptance of cannabis by consumers, any negative trends could materially and adversely affect our business, financial conditions or results of operations.

We are dependent on public support, continued market acceptance and the proliferation of consumers in the legal cannabis markets. While we believe that the market and opportunity in the space continue to grow, we cannot predict the future growth rate or size of the market. Any downturns in, or negative outlooks on, the cannabis industry may materially and adversely affect our business and financial condition.

We and our customers may have difficulty accessing the service of banks, which may make it difficult for us and for them to sell our products.

Financial transactions involving proceeds generated by cannabis-related activities can form the basis for prosecution under the U.S. federal money laundering statutes, unlicensed money transmitter statutes and the U.S. Bank Secrecy Act. Guidance issued by FinCEN clarifies how financial institutions can provide services to cannabis-related businesses consistent with their obligations under the Bank Secrecy Act. Furthermore, since the rescission by U.S. Attorney General Jeff Sessions on January 4, 2018 of the Cole Memorandum, U.S. federal prosecutors have had greater discretion when determining whether to charge institutions or individuals with any of the financial crimes described above based upon cannabis-related activity. As a result, given these risks and their own related disclosure requirements, some banks remain hesitant to offer banking services to cannabis-related businesses. Consequently, those businesses involved in the cannabis industry continue to encounter difficulty establishing banking relationships. While we do not presently have challenges with our banking relationships, should we have an inability to maintain our current bank accounts, or the inability of our more significant customers to maintain their current banking relationships, it would be difficult for us to operate our business, may increase our operating costs, could pose additional operational, logistical and security challenges and could result in our inability to implement our business plan.

Increases in tobacco-related taxes have been proposed or enacted and are likely to continue to be proposed or enacted in numerous jurisdictions.

Tobacco products, premium cigarette papers and tubes have long been subject to substantial federal, state, provincial and local excise taxes. Such taxes have frequently been increased or proposed to be increased, in some cases significantly, to fund various legislative initiatives or further disincentivize smoking. Since 1986, smokeless products have been subject to federal excise tax. Smokeless products are taxed by weight (in pounds or fractional parts thereof) manufactured or imported.

Since the State Children’s Health Insurance Program (“S-CHIP”) reauthorization in early 2009, which utilizes, among other things, taxes on tobacco products to fund health insurance coverage for children, increases in the federal excise tax have been substantial and have materially reduced sales in the RYO/make your own (“MYO”) cigarette smoking products market, and also caused volume declines in other markets. Although the RYO/MYO cigarette smoking tobacco and related products market had been one of the fastest growing markets in the tobacco industry in the five years prior to 2009, the reauthorization of S-CHIP increased the federal excise tax on RYO tobacco from $1.10 to $24.78 per pound, and materially reduced the MYO cigarette smoking tobacco market in the United States. There have not been any increases announced since 2009, but we cannot guarantee that we will not be subject to further increases, nor whether any such increases will affect prices in a way that further deters consumers from purchasing certain of our products and/or affects our net revenues in a way that renders us unable to compete effectively.

In addition to federal excise taxes, every state and certain city and county governments have imposed substantial excise taxes on sales of tobacco products, and many have raised or proposed to raise excise taxes in recent years, including Arkansas, Kansas, Louisiana, Minnesota, Nevada, Ohio, Vermont, Oregon, Indiana, Kentucky and Rhode Island. Tax increases, depending on their parameters, may result in consumers switching between tobacco products or depress overall tobacco consumption, which is likely to result in declines in overall sales volumes in certain of our products.

Any future enactment of increases in federal, provincial or state excise taxes on our tobacco products or rulings that certain of our products should be categorized differently for excise tax purposes could adversely affect demand for our products and may result in consumers switching between tobacco products or a depression in overall tobacco consumption, which could have a material adverse effect on our business, results of operations and financial condition.

If our vaporizer products become subject to increased taxes, it could materially and adversely affect our business.

Supply to our customers is sensitive to increased sales taxes and economic conditions affecting their disposable income. Discretionary consumer purchases, such as of vaporization products and consumption accessories, may decline during recessionary periods or at other times when disposable income is lower and taxes may be higher.

As discussed under "Regulatory Developments" above, the sale of vaporization products and certain other consumption accessories is, in certain jurisdictions, subject to federal, state, provincial and local excise taxes like the sale of conventional cigarettes or other tobacco products, all of which generally have high tax rates and have faced significant increases in the amount of taxes collected on their sales. Other jurisdictions are contemplating similar legislation and other restrictions on electronic cigarettes and certain other vaporizer products. Should federal, state, provincial and local governments and/or other taxing authorities continue to impose excise taxes similar to those levied against conventional cigarettes and tobacco products on vaporization products or consumption accessories, it may have a material adverse effect on the demand for those products, as consumers may be unwilling to pay the increased costs, which in turn could have a material adverse effect on our business, results of operations and financial condition.

We could be required to collect additional sales taxes or be subject to other tax liabilities that may increase the costs our B2C customers would have to pay for our product offering, which could materially and adversely affect our operating results.

An increasing number of states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state companies. Additionally, the Supreme Court of the United States recently ruled in South Dakota v. Wayfair, Inc. et al, or Wayfair, that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair, or otherwise, states or local governments may adopt, or begin to enforce, laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. A successful assertion by one or more states requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments or local governments of sales tax collection obligations on out-of-state sellers could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors and decrease our future sales, which could have a material adverse impact on our business, financial condition and results of operations.

We may become involved in regulatory or agency proceedings, investigations and audits.

Our business, and the business of the suppliers from which we acquire the products we sell, requires compliance with many laws and regulations. Failure to comply with these laws and regulations could subject us or such suppliers to regulatory or agency proceedings or investigations and could also lead to damage awards, fines and penalties. We or such suppliers may become involved in a number of government or agency proceedings, investigations and audits. The outcome of any regulatory or agency proceedings, investigations, audits, and other contingencies could harm our reputation or the reputations of the brands that we sell, require us to take, or refrain from taking, actions that could harm our operations or require us to pay substantial amounts of money, harming our financial condition. There can be no assurance that any pending or future regulatory or agency proceedings, investigations and audits will not result in substantial costs or a diversion of management’s attention and resources or have a material adverse impact on our business, financial condition and results of operations.

We may be subject to increasing international control and regulation.

The World Health Organization’s Framework Convention on Tobacco Control (“FCTC”) is the first international public health treaty that establishes a global agenda to reduce initiation of tobacco use and regulate tobacco in an effort to encourage tobacco cessation. Over 170 governments worldwide have ratified the FCTC, including Canada. The FCTC has led to increased efforts to reduce the supply of and demand for tobacco products and to encourage governments to further regulate the tobacco industry. The tobacco industry and others expect significant regulatory developments to take place over the next few years, driven principally by the FCTC.

If the United States becomes a signatory to the FCTC and/or national laws are enacted in the United States that reflect the major elements of the FCTC, our business, results of operations and financial condition could be materially and adversely affected. In addition, if any of our vaporization products or consumption accessories become subject to one or more of the significant regulatory initiatives proposed under the FCTC or any other international treaty, our business, results of operations and financial condition may also be materially adversely affected.

We currently distribute in select international markets and as part of our strategy, we anticipate further international expansions. Future expansions may subject us to additional or increasing international regulation, either by that country’s legal requirements or through international regulatory regimes, such as the FCTC, to which those countries may be signatories.

Some Canadian provinces have restricted sales and marketing of electronic cigarettes, and other provinces are in the process of passing similar legislation. Furthermore, some Canadian provinces have limited the use of vaporizer products and electronic cigarettes in public places. As a result, we are unable to market these products in the relevant parts of Canada. These measures, and any future measures taken to limit the marketing, sale and use of vaporization products or other consumption accessories may have a material adverse effect on our business, results of operations and financial condition.

Countries’ laws implementing the European Union Tobacco Products Directive (“TPD”) impose strict regulations on the approval, sale, and advertising of e-cigarettes. Although we do not sell or market e-cigarettes in Europe, countries could enact new laws implementing the TPD or other laws or regulations that restrict the products we may sell or market in Europe. Any future measures that limit our ability to market or sell vaporization products or other consumption accessories in Europe may have a material adverse effect on our business, results of operations, and financial condition.

To the extent our existing or future products become subject to international regulatory regimes that we are unable to comply with or fail to comply with, they may have a material adverse effect on our business, results of operations and financial condition.

We face intense competition and may fail to compete effectively.

The vaporization products and consumption accessories industry is characterized by brand recognition and loyalty, with product quality features, price, marketing and packaging constituting the primary methods of competition. Substantial marketing support, merchandising display, competitive pricing and other financial incentives generally are required to introduce a new brand or to improve or maintain a brand’s market position. Our principal competitors may be significantly larger than us and aggressively seek to limit the distribution or sale of our products.

Competition in the vaporization products and consumption accessories industry is particularly intense, and the market is highly fragmented. In addition, some competitors still have the ability to access sales channels through the mail, which is no longer available to us and may place us at a competitive disadvantage.

“Big tobacco” is continuing to establish its presence in the vaporization products and consumption accessories market. There can be no assurance that our products will be able to compete successfully against these companies or any of our other competitors, some of which have far greater resources, capital, experience, market penetration, sales and distribution channels than us. In addition, if large online retailers such as Amazon establish their presence in the vaporization products and consumption accessories market, our B2C internet business may be harmed. Competitors, including “big tobacco” and large online retailers, may also have more resources than us for advertising, which could have a material adverse effect on our ability to build and maintain market share, and thus have a material adverse effect on our business, results of operations and financial condition.

Our narrow margins may magnify the impact of variations in operating costs and of adverse or unforeseen events on operating results.

We are subject to intense price competition. As a result, our gross and operating margins have historically been narrow, and we expect them to continue to be narrow. Narrow margins magnify the impact of variations in operating costs and of gross margin and of unforeseen adverse events on operating results. Future increases in costs, such as the cost of merchandise, wage levels, shipping rates, import duties and fuel costs, may negatively impact our margins and profitability. We are not always able to raise the sales price to offset cost increases or to effect increased operating efficiencies in response to increasing costs. If we are unable to maintain our margins in the future, it could have a material adverse effect on our business, results of operations and financial condition. If we become subject to increased price competition in the future, we cannot assure you that we will not lose market share, that we will not be forced to reduce our prices and further reduce our margins, or that we will be able to compete effectively.

Additionally, promotional activities can significantly increase net sales in the periods in which they are initiated and net sales can be adversely impacted in the periods after a promotion. Accordingly, based upon the timing of our marketing and promotional initiatives, we have and may continue to experience significant variability in our month-to-month results, which could affect our ability to formulate strategies that allow us to maintain our market presence across volatile months. If our monthly sales fluctuations obscure our ability to track important trends in our key markets, it may have a material adverse effect on our business, results of operations and financial condition.

We experience variability in our net sales and net income on a quarterly basis as a result of many factors.

We experience variability in our net sales and net income on a quarterly basis as a result of many factors. These factors include:

•the relative mix of vaporization products and consumption accessories sold during the period;

•the general economic environment and competitive conditions, such as pricing;

•the timing of procurement cycles by our customers;

•seasonality in customer spending and demand for products we provide;

•variability in supplier programs;

•the introduction of new and upgraded products;

•changes in prices from our suppliers;

•trade show attendance;

•promotions;

•the loss or consolidation of significant suppliers or customers;

•our ability to control costs;

•the timing of our capital expenditures;

•the condition of our industry in general;

•regulatory developments that limit or expand the products we may sell;

•any inability on our part to obtain adequate quantities of products;

•delays in the release by suppliers of new products and inventory adjustments;

•delays in the release of imported products by customs authorities;

•our expenditures on new business ventures and acquisitions;

•performance of acquired businesses;

•adverse weather conditions, natural disasters, pandemics, or other events that affect supply or customer response;

•distribution or shipping to our customers; and

•geopolitical events.

Our planned operating expenditures each quarter are based on sales forecasts for the quarter. If our sales do not meet expectations in any given quarter, our operating results for that quarter may be materially adversely affected. Our narrow margins may magnify the impact of these factors on our operating results. We believe that period-to-period comparisons of our operating results are not necessarily a good indication of our future performance. In addition, our results in any quarterly period are not necessarily indicative of results to be expected for a full fiscal year. In future quarters, our operating results may be below the expectations of public market analysts or investors and, as a result, the market price of our Class A common stock could be materially adversely affected.

Product defects could increase our expenses, damage our reputation or expose us to liability.

We may not be able to adequately address product defects. Product defects in vaporizers and other accessories may harm the health or safety of our end-consumers. In addition, remedial efforts could be particularly time-consuming and expensive if product defects are only found after we have sold the defective product in volume. Any actual or perceived defects in our products could result in unsold inventory, product recalls, repairs or replacements, damage to our reputation, increased customer service costs and other expenses, as well as divert management attention and expose us to liabilities. Furthermore, a product liability claim brought against us by our customers or end-consumers could be time-consuming and costly to defend and, if successful, could require us to make significant payments.

Contamination of, or damage to, our products could adversely impact sales volume, market share and profitability.

Our market position may be affected through the contamination of our products, as well as the material used during the manufacturing processes of the products we sell, or at different points in the entire supply chain. We keep significant amounts of inventory of our products in warehouses and it is possible that this inventory could become contaminated prior to arrival at our premises or during the storage period. If contamination of our inventory or packaged products occurs, whether as a result of a failure in quality control by us or by one of our suppliers, we may incur significant costs in replacing the inventory and recalling products. We may be unable to meet customer demand and may lose customers who purchase alternative brands or products. In addition, consumers may lose confidence in the affected product.

Under the terms of our contracts, we generally impose requirements on our suppliers to maintain quality and comply with product specifications and requirements, and with all federal, state and local laws. Our suppliers, however, may not continue to produce products that are consistent with our standards or that are in compliance with applicable laws, and we cannot guarantee that we will be able to identify instances in which our suppliers fail to comply with our standards or applicable laws. A loss of sales volume from a contamination event may occur, and such a loss may affect our ability to supply our current customers and to recapture their business in the event they are forced to switch products or brands, even if on a temporary basis. We may also be subject to legal action as a result of a contamination, which could result in negative publicity and affect our sales. During this time, our competitors may benefit from an increased market share that could be difficult and costly to regain. Such a contamination event could have a material adverse effect on our business, results of operations and financial condition.

We may not have adequate insurance for potential liabilities, including liabilities arising from litigation.

In the ordinary course of business, we have and in the future may become the subject of various claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, the products we distribute, our employees and other matters, including potential claims by individuals alleging exposure to hazardous materials as a result of the products we distribute. Some of these claims may relate to the activities of businesses that we have acquired, even though these activities may have occurred prior to our acquisition of the businesses. The products we distribute may contain lithium ion or similar type batteries that can explode or release hazardous substances. In addition, defects in the products we distribute could result in death, personal injury, property damage, pollution, release of hazardous substances or damage to equipment and facilities. Actual or claimed defects in the products we distribute may give rise to claims against us for losses and expose us to claims for damages.

We maintain insurance to cover certain of our potential losses, and we are subject to various self-retentions, deductibles and caps under our insurance. We face the following risks with respect to our insurance coverage:

•we may not be able to continue to obtain insurance on commercially reasonable terms;

•we may incur losses from interruption of our business that exceed our insurance coverage;

•we may be faced with types of liabilities that will not be covered by our insurance;

•our insurance carriers may not be able to meet their obligations under the policies;

•our existing Directors & Officers insurance does not provide coverage for claims against the company or identifiable claims against its officers and directors, including the types of claims asserted against us in the pending securities litigation discussed in Item 3 of this Form 10-K; accordingly, we will be required to fund the costs of defending such litigation and the costs of any recovery by the plaintiffs in the event that such litigation is resolved in a manner adverse to us; or

•the dollar amount of any liabilities may exceed our policy limits.

Even a partially uninsured claim, if successful and of significant size, could have a material adverse effect on us. Finally, even in cases where we maintain insurance coverage, our insurers may raise various objections and exceptions to coverage that could make uncertain the timing and amount of any possible insurance recovery.

Due to our position in the supply chain of vaporization products and consumption accessories, we are subject to personal injury, product liability and environmental claims involving allegedly defective products.

Our customers use certain products we distribute in potentially hazardous applications that can result in personal injury, product liability and environmental claims. A catastrophic occurrence at a location at which consumers use the products we distribute may result in our company being named as a defendant in lawsuits asserting potentially large claims, even though we did not manufacture such products or even if such products were not used in the manner recommended by the manufacturer. Applicable law may render us liable for damages without regard to negligence or fault. Certain of these risks are reduced by the fact that we are a distributor of products that third-party manufacturers produce, and, thus, in certain circumstances, we may have third-party warranty or other claims against the manufacturer of products alleged to have been defective. However, there is no assurance that these claims could fully protect us or that the manufacturer would be financially able to provide protection. There is no assurance that our insurance coverage will be adequate to cover the underlying claims. Our insurance does not provide coverage for all liabilities (including liability for certain events involving pollution or other environmental claims).

We may become subject to significant product liability litigation.

The tobacco and e-cigarette industries have experienced and continue to experience significant product liability litigation and other claims, such as those related to marketing of tobacco and e-cigarettes to minors. As a result of their relative novelty, electronic cigarette, vaporizer product and other consumption product manufacturers, suppliers, distributors and sellers have only recently become subject to litigation. While we have not been a party to any product liability litigation, several lawsuits have been brought against other manufacturers and sellers of smokeless products for injuries to health allegedly caused by use of smokeless products. We may be subject to similar claims in the future relating to our vaporizer products. We may also be named as a defendant in product liability litigation against one of our suppliers by association, including in class action lawsuits. In addition, we may see increasing litigation over our vaporizer products or the regulation of our products as the regulatory regimes surrounding these products develop. In February 2015, for example, the Center for Environmental Health, a public interest group in California, filed an action against vaporizer marketers alleging a violation of California’s Proposition 65 (“Prop 65”). Prop 65 requires the State of California to identify chemicals that could cause cancer, birth defects, or reproductive harm, and businesses selling products in California are then required to warn consumers of any possible exposure to the chemicals on the list. The basis for the action brought by the Center for Environmental Health is the reproductive harm associated with nicotine. Although we are not aware of an instance in which we have sold nicotine-containing electronic cigarette products that did not carry the appropriate Prop 65 warning, the Center for Environmental Health has asserted in its complaint that even electronic cigarette products that do not contain nicotine, but could potentially be used with nicotine-containing products (such as open-system vaporizers or blank cartridges), should also carry a Prop 65 warning. As a result of other similar suits that may be filed in the future, we may face substantial costs due to increased product liability litigation relating to new regulations or other potential defects associated with our vaporizer and other consumption products, including litigation arising out of faulty devices or improper usage, which could have a material adverse effect on our business, results of operations and financial condition.

There can be no assurances that we will be able to obtain or maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of products.

The scientific community has not yet extensively studied the long-term health effects of the use of vaporizers, electronic cigarettes or e-liquids products.

Vaporizers, electronic cigarettes and related products were recently developed and therefore the scientific community has not had a sufficient period of time to study the long-term health effects of their use. Currently, there is no way of knowing whether these products are safe for their intended use. If the scientific community were to determine conclusively that use of any or all of these products poses long-term health risks, market demand for these products and their use could materially decline. Such a determination could also lead to litigation and significant regulation. Loss of demand for our product, product liability claims and increased regulation stemming from unfavorable scientific studies on these products could have a material adverse effect on our business, results of operations and financial condition.

Reliance on information technology means a significant disruption could affect our communications and operations.

We increasingly rely on information technology systems for our internal communications, controls, reporting and relations with customers, vendors and suppliers, and information technology is becoming a significantly important tool for our sales staff. Our marketing and distribution strategy is dependent upon our ability to closely monitor consumer and market trends on a highly specified level, for which we are reliant on our sophisticated data tracking systems, which are susceptible to disruption or failure. In addition, our reliance on information technology exposes us to cyber-security risks, which could have a material adverse effect on our ability to compete. Security and privacy breaches may expose us to liability and cause us to lose customers, or may disrupt our relationships and ongoing transactions with other entities with whom we contract throughout our supply chain. The failure of our information systems to function as intended, or the penetration by outside parties intent on disrupting business processes, could result in significant costs, loss of revenue, assets or personal or other sensitive data and reputational harm.

Internet security poses a risk to our e-commerce sales.

At present, we generate a portion of our sales through e-commerce sales on our own websites and fulfillment activities through third-party websites. We manage our websites and e-commerce platform internally and, as a result, any compromise of our security or misappropriation of proprietary information could have a material adverse effect on our business, results of operations and financial condition. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure Internet transmission of confidential information, such as credit and other proprietary information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the technology used by us to protect client transaction data. Anyone who is able to circumvent our security measures could misappropriate proprietary information or cause material interruptions in our operations. We may be required to expend significant capital and other resources to protect against security breaches or to minimize problems caused by security breaches. To the extent that our activities or the activities of others involve the storage and transmission of proprietary information, security breaches could damage our reputation and expose us to a risk of loss and/or litigation. Our security measures may not prevent security breaches. Our failure to prevent these security breaches may result in consumer distrust and may adversely affect our business, results of operations and financial condition.

Security and privacy breaches may expose us to liability and cause us to lose customers.

Federal, provincial and state laws require us to safeguard our customers’ financial information, including credit information. Although we have established security procedures to protect against identity theft and the theft of financial information of our customers, distributors or consumers, our security and testing measures may not prevent security breaches and breaches of privacy may occur, which would harm our business. Typically, we rely on encryption and authentication technology licensed from third parties to enhance transmission security of confidential information in relation to financial and other sensitive information that we have on file. Advances in computer capabilities, new discoveries in the field of cryptography, inadequate facility security or other developments may result in a compromise or breach of the technology used by us to protect customer data. Any compromise of our security could harm our reputation or financial condition and therefore, our business. In addition, a party who is able to circumvent our security measures or exploit inadequacies in our security measures, could, among other effects, misappropriate proprietary information, cause interruptions in our operations or expose customers and other entities with which we interact to computer viruses or other disruptions. Actual or perceived vulnerabilities may lead to claims against us. To the extent the measures we have taken prove to be insufficient or inadequate, we may become subject to litigation or administrative sanctions, which could result in significant fines, penalties or damages and harm to our reputation.

If the methodologies of Internet search engines are modified, traffic to our websites and corresponding consumer origination volumes could decline.

We depend in part on various Internet search engines, including Google®, Bing®, and Yahoo!®, to direct a significant amount of traffic to our websites. Our ability to maintain the number of visitors directed to our websites by search engines through which we distribute our content is not entirely within our control. Our competitors’ search engine optimization (“SEO”) efforts may result in their websites receiving a higher search result page ranking than ours, or Internet search engines could revise their methodologies, which could adversely affect the placement of our search result page ranking. If search engine companies modify their search algorithms in ways that are detrimental to our consumer growth or in ways that make it harder for our customers to access or use our websites, or if our competitors’ SEO efforts are more successful than ours, our consumer engagement and number of consumers could decline. Any reduction in the number of consumers directed to our websites could negatively affect our ability to earn revenue. If traffic on our websites declines, we may need to employ more costly resources to replace lost traffic, and such increased expense could adversely affect our business, results of operations and financial condition.

We are a holding company and depend upon our subsidiaries for our cash flow.

We are a holding company. Our subsidiaries conduct all of our operations and own substantially all of our tangible assets. Consequently, our cash flow and our ability to meet our obligations or to make other distributions in the future will depend upon the cash flow of our subsidiaries and our subsidiaries’ payment of funds to us in the form of distributions, dividends, tax sharing payments or otherwise.

The ability of our subsidiaries to make any payments to us will depend on their earnings and cash flow, the terms of their current and future indebtedness, tax considerations and legal and contractual restrictions on their ability to make distributions.

Our subsidiaries are separate and distinct legal entities. Any right that we have to receive any assets of or distributions from any of our subsidiaries upon the bankruptcy, dissolution, liquidation or reorganization, or to realize proceeds from the sale of their assets, will be junior to the claims of that subsidiary’s creditors, including trade creditors and holders of debt that the subsidiary issued.

Changes in our credit profile may affect our relationship with our suppliers, which could have a material adverse effect on our liquidity.

Changes in our credit profile may affect the way our suppliers view our ability to make payments and may induce them to shorten the payment terms of their invoices. Given the large dollar amounts and volume of our purchases from suppliers, a change in payment terms may have a material adverse effect on our liquidity and our ability to make payments to our suppliers and, consequently, may have a material adverse effect on us.

Our intellectual property may be infringed.

We currently rely on trademark and other intellectual property rights to establish and protect the brand names and logos we own or license on the products we distribute. Third parties have in the past infringed, and may in the future infringe, on these trademarks and our other intellectual property rights. Our ability to maintain and further build brand recognition is dependent on the continued use of these trademarks, service marks and other proprietary intellectual property, including the names and logos we own or license. Despite our attempts to ensure these intellectual property rights are protected, third parties may take actions that could materially and adversely affect our rights or the value of this intellectual property. Any litigation concerning our intellectual property rights or the intellectual property rights of our suppliers, whether successful or unsuccessful, could result in substantial costs to us and diversions of our resources. Expenses related to protecting our intellectual property rights or the intellectual property rights of our suppliers, the loss or compromise of any of these rights or the loss of revenues as a result of infringement could have a material adverse effect on our business, results of operations and financial condition, and may prevent the brands we own or license, or are owned or licensed by our suppliers, from growing or maintaining market share. There can be no assurance that any trademarks or common marks that we own or license, or are owned or licensed by our suppliers, will not be challenged in the future, invalidated or circumvented or that the rights granted thereunder or under licensing agreements will provide us or our suppliers competitive advantages. We are dependent on the validity, integrity and intellectual property of our suppliers and their efforts to appropriately register, maintain and enforce intellectual property in all jurisdictions in which their products are sold.

We devote significant resources to the registration and protection of our trademarks and to anti-counterfeiting efforts. Despite these efforts, we regularly discover products that infringe on our proprietary rights or that otherwise seek to mimic or leverage our intellectual property or the intellectual property of our suppliers. Counterfeiting and other infringing activities typically increase as brand recognition increases, especially in markets outside the United States and Canada. Counterfeiting and other infringement of our intellectual property could divert away sales, and association of our brands with inferior counterfeit reproductions or third party labels could adversely affect the integrity and reputation of our brands.

Although we currently hold a number of patents on our products, we generally rely on patents on the products of our suppliers as well as their efforts in successfully defending third-party challenges to such products. Third parties have in the past infringed, and may in the future infringe, on our patents and our suppliers' patents Our ability to maintain and enforce our patent rights, and the ability of our suppliers, licensors, collaborators and manufacturers to maintain and enforce their patent rights, against third-party challenges to their validity, scope or enforceability plays an important role in determining our future. There can be no assurances that we will ever successfully file or receive any patents in the future, and changes in either the patent laws or in interpretations of patent laws in the United States or other countries may diminish the value of the intellectual property rights of the products we distribute, license or own. Accordingly, we cannot predict with any certainty the range of claims that may be allowed or enforced concerning the products that we sell.

In addition, there can be no assurance that standard intellectual property confidentiality and assignment agreements with employees, consultants and other advisors will not be breached, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known to or independently developed by competitors. Furthermore, there can be no assurance that our efforts to protect our intellectual property will prevent others from unlawfully using our trademarks, trade secrets, copyrights and other intellectual property. Our success depends in part, on our continued ability to maintain our intellectual property and those of our suppliers, and to protect our trade secrets. An inability to continue to preserve and protect our intellectual property would likely have a material adverse effect on our business, results of operations and financial condition.

We are subject to the risks of exchange rate fluctuations.

Currency movements and suppliers’ price increases relating to currency exchange rates are significant factors affecting our cost of sales. Many of our products are purchased from suppliers located in foreign countries and we make payments for our products in numerous currencies. Thus, we bear certain foreign exchange rate risk for certain of our inventory purchases. In addition, we recently expanded our footprint in Canada and Europe, and as part of our strategy, we may undertake further international expansion. As a result, in the future, we may be more sensitive to the risks of exchange rate fluctuations, which may have a material adverse effect on our business, results of operations and financial condition.

The terms and covenants relating to our existing credit facility could adversely impact our financial performance and liquidity.

Our existing credit facility contains covenants requiring us to, among other things, provide financial and other information and to provide notice upon the occurrence of certain events affecting our company or our business. These covenants also place restrictions on our ability to incur additional indebtedness, and enter into certain transactions, including selling assets, engaging in mergers or acquisitions, or engaging in transactions with affiliates. If we fail to satisfy one or more of the covenants under our credit facility, we would be in default thereunder, and may be required to repay such debt with capital from other sources or otherwise not be able to draw down against our line of credit. Under such circumstances, due to the industry in which we operate, we may have difficulty in locating another commercial lender that would be willing to extend credit to our company, and other sources of capital may not be available to us on reasonable terms or at all.

We may be required to seek additional financing sources, which may not be available to us on attractive terms if at all and could restrict our ability to engage in certain business activities.

Unless and until the market price of our Class A common stock recovers significantly, we likely will not be in a position to fund our liquidity needs by accessing the public markets. If we are not able to fund our operations with cash on hand, we may be required to seek other financing sources, including debt financing, the amount of which may be substantial. In the past, because of the nature of our industry, we have had difficulties establishing relationships with certain financial institutions and may continue to face such difficulties. As a result, indebtedness or other forms of financing may not be available to us on attractive terms or at all. Furthermore, we may have to seek financing from non-traditional sources such as private equity and hedge funds, which may require us to give up significant governance or other rights or agree to economic and other terms that are not favorable.

In addition, future financing agreements we may enter into in the future may contain customary negative covenants and other financial and operating covenants that, among other things:

•restrict our ability to incur additional indebtedness;

•restrict our ability to incur additional liens;

•restrict our ability to make certain investments (including capital expenditures);

•restrict our ability to merge with another company;

•restrict our ability to sell or dispose of assets;

•restrict our ability to make distributions to stockholders; and

•require us to satisfy minimum financial coverage ratios, minimum net worth requirements and maximum leverage ratios.

We are required to comply with laws and regulations in other countries and are exposed to business risks associated with our international operations.

For the years ended December 31, 2019 and 2018, we derived 16.2% and 11.3%, respectively, of our net sales from outside the United States, primarily in Canada and certain European countries. We intend to increase our international sales, both as to the dollar amount and as a percentage of our net sales and operations in the future. As a result, we are subject to numerous evolving and complex laws and regulations which apply, among other things, to financial reporting standards, corporate governance, data privacy, tax, trade regulations, export controls, competitive practices, labor, health and safety laws, and regulations in each jurisdiction in which we operate. We are also required to obtain permits and other authorizations or licenses from governmental authorities for certain of our operations and we or our suppliers’ must protect our intellectual property worldwide. In the jurisdictions in which we operate, we need to comply with various standards and practices of different regulatory, tax, judicial and administrative bodies.

There are a number of risks associated with international business operations, including political instability (e.g., the threat of war, terrorist attacks or civil unrest), inconsistent regulations across jurisdictions, unanticipated changes in the regulatory environment, and import and export restrictions. Any of these events may affect our employees, reputation, business or financial results as well as our ability to meet our objectives, including the following international business risks:

•negative economic developments in economies around the world and the instability of governments, or the downgrades in the debt ratings of certain major economies;

•social and political instability;

•complex regulations governing certain of our products;

•potential terrorist attacks;

•adverse changes in governmental policies, especially those affecting trade, tariffs and investment;

•foreign currency exchange, particularly with respect to the Canadian Dollar, Euro, British Pound Sterling and Australian Dollar; and

•threats that our operations or property could be subject to nationalization and expropriation.

We may not be in full compliance at all times with the laws and regulations to which we are subject. Likewise, we may not have obtained or may not be able to obtain the permits and other authorizations or licenses that we need. If we violate or fail to comply with laws, regulations, permits, labor, health and safety regulations or other authorizations or licenses, we could be fined or otherwise sanctioned by regulators. In such a case, or if any of these international business risks were to materialize, our business, results of operations and financial condition could be adversely affected.

New tariffs and the evolving trade policy dispute between the United States and China may adversely affect our business.

On August 14, 2017, President Trump instructed the U.S. Trade Representative (“USTR”) to determine under Section 301 of the U.S. Trade Act of 1974 (the “Trade Act”) whether to investigate China’s laws, policies, practices or actions that may be unreasonable or discriminatory and that may be harming American intellectual property rights, innovation or technology development. On March 22, 2018, based upon the results of its investigation, the USTR published a report finding that the acts, policies and practices of the Chinese government are unreasonable or discriminatory and burden or restrict U.S. commerce.

On March 8, 2018, President Trump imposed significant tariffs on steel and aluminum imports from a number of countries, including China. Subsequently, the USTR announced an initial proposed list of 1,300 goods imported from China that could be subject to additional tariffs and initiated a dispute with the World Trade Organization against China for alleged unfair trade practices.

On June 15, 2018, the USTR announced a list of products subject to additional tariffs. The list focused on products from industrial sectors that contribute to or benefit from the “Made in China 2025” industrial policy. The list of products consists of two sets of tariff lines. The first set contains 818 tariff lines for which Customs and Border Protection began collecting the additional duties on July 6, 2018. This list includes some of the products we distribute. The second set contains 284 proposed tariff lines that remain subject to further review. On July 10, 2018, the USTR announced that, as a result of China’s retaliation and failure to change its practices, President Trump has ordered the USTR to begin the process of imposing tariffs of 10 percent on an additional $200 billion of Chinese imports, and on September 17, 2018, President Trump announced that such tariffs would go into effect on September 24, 2018 and would increase to 25 percent on January 1, 2019. However, in early December 2018, President Trump agreed to leave the tariffs at the 10 percent rate while the United States and China entered into negotiations regarding various trade-related matters.

These new tariffs and the evolving trade policy dispute between the United States and China may have a significant impact on the industries in which we participate. Many of the products we sell are subject to the 25 percent tariff and such tariff, along with resultant price increases, may negatively impact our pricing and customer demand for these products. A “trade war” between the United States and China or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, customers, suppliers and/or the United States economy or certain sectors thereof and, thus, to adversely impact our businesses and results of operations.

Additionally, as discussed under "Regulatory Developments" above, on September 25, 2019, a domestic party filed with the U.S. Department of Commerce and U.S. International Trade Commission an anti-dumping and countervailing duty petition related to certain glass containers imported from China. On March 2, 2020, U.S. Department of Commerce published a preliminary determination that countervailable subsidies are being provided to producers and exporters of these glass containers and imposed countervailing duties ranging from approximately 23% to 316% on such imports. Other such duties may be imposed in the future. These duties apply to certain of our manufacturers and products and may materially and adversely affect our revenues, particularly if we are unable to source these products from other locations at comparable prices.

Our failure to comply with certain environmental, health and safety regulations could materially and adversely affect our business.

The storage, distribution and transportation of some of the products that we sell are subject to a variety of federal, state, provincial and local environmental regulations. We are also subject to operational, health and safety laws and regulations. Our failure to comply with these laws and regulations could cause a disruption in our business, an inability to maintain our warehousing resources, additional and potentially significant remedial costs and damages, fines, sanctions or other legal consequences that could have a material adverse effect on our business, results of operations and financial condition. In addition, changes in environmental, employee health and safety or other laws, more vigorous enforcement thereof or other unanticipated events could require extensive changes to our operations or give rise to material liabilities, which could have a material adverse effect on our business, financial condition and results of operations.

Our business depends substantially on the continued efforts of our executive officers and key employees, and our business may be severely disrupted if we lose their services.

Our future success depends substantially on the continued efforts of our executive officers, especially our Chief Executive Officer, Aaron LoCascio, and our Chief Strategy Officer, Adam Schoenfeld, as well as our key employees.

If one or more of our executive officers or key employees were unable or unwilling to continue in their present positions, we may not be able to replace them in a timely manner, or at all. Our business may be severely disrupted, our financial conditions and results of operations may be materially adversely affected and we may incur additional expenses to recruit, train and retain personnel. In addition, if any of our executive officers or key employees joins a competitor or forms a competing company, we may lose customers, suppliers, know-how, key professionals and staff members.

In the future, we may pursue selective acquisitions to complement our organic growth, which may not be successful and may divert financial and management resources.

If we identify appropriate opportunities, we may acquire or invest in technologies, businesses or assets that are strategically important to our business or form alliances with key participants in the vaporization products and consumption accessories industry to further expand our business. If we decide to pursue a strategy of selective acquisitions, we may not be successful in identifying suitable acquisition opportunities or completing such transactions. Our competitors may be more effective in executing and closing acquisitions in competitive auctions than us. Our ability to enter into and complete acquisitions may be restricted by, or subject to, various approvals under U.S., Canadian or other applicable law or may not otherwise be possible, may result in a possible dilutive issuance of our securities, or may require us to seek additional financing. We also may experience difficulties integrating acquired operations, technology, and personnel into our existing business and operations. Completed acquisitions may also expose us to potential risks, including risks associated with unforeseen or hidden liabilities, impact to our corporate culture, the diversion of resources from our existing business, and the potential loss of, or harm to, relationships with our suppliers, business relationships or employees as a result of our integration of new businesses. In addition, following completion of an acquisition, our management and resources may be diverted from their core business activities due to the integration process, which diversion may harm the effective management of our business. Furthermore, it may not be possible to achieve the expected synergies or the actual cost of delivering such benefits may exceed the anticipated cost. Any of these factors may have an adverse effect on our business, results of operations and financial condition.

Our operations are subject to natural disasters, adverse weather conditions, operating hazards, environmental incidents and labor disputes.

We may experience earthquakes, floods, typhoons, power outages, labor and trade disputes or similar events beyond our control that would affect our warehousing and distribution operations. The occurrences of such events could result in shutdowns or periods of reduced operations, which could significantly disrupt our business operations, cause us to incur additional costs and affect our ability to deliver our products to our customers as scheduled, which may adversely affect our business, results of operations and financial condition. Moreover, such events could result in severe damage to property, personal injuries, fatalities, regulatory enforcement proceedings or in us being named as a defendant in lawsuits asserting claims for large amounts of damages, which in turn could lead to significant liabilities.

Risks Related to Our Organizational Structure

Our principal asset is our interest in the Operating Company, and, accordingly, we depend on distributions from The Operating Company to pay our taxes and expenses, including payments under the Tax Receivable Agreement (the “TRA”). The Operating Company’s ability to make such distributions may be subject to various limitations and restrictions.

We are a holding company and have no material assets other than our ownership of Common Units of the Operating Company. As such, we will have no independent means of generating revenue or cash flow. Our ability to pay our operating expenses, including taxes and payments under the TRA, or declare and pay dividends in the future, if any, will be dependent upon the financial results and cash flows of the Operating Company and its subsidiaries and distributions we receive from the Operating Company. There can be no assurance that the Operating Company and its subsidiaries will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants, in any future debt instruments, will permit such distributions. In addition, because we are a holding company, our stockholders’ claims as a stockholder will be structurally subordinated to all existing and future liabilities and obligations of the Operating Company. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of the Operating Company and its subsidiaries will be available to satisfy the claims of our stockholders only after all of our and Greenland Holdings, LLC’s and its subsidiaries’ liabilities and obligations have been paid in full.

The Operating Company is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to any entity-level U.S. federal income tax. Instead, taxable income is allocated to holders of Common Units, including us. Accordingly, we will incur income taxes on our allocable share of any net taxable income of the Operating Company. Under the terms of the Third Amended and Restated Agreement of the Operating Company (the “Operating Agreement”), the Operating Company will be obligated to make tax distributions to holders of Common Units, including us. In addition to tax expenses, we will also incur expenses related to our operations, including payments under the TRA, which we expect could be significant. We intend, as its manager, to cause the Operating Company to make cash distributions to the owners of Common Units in an amount sufficient to (i) fund their tax obligations in respect of taxable income allocated to them and (ii) cover our operating expenses, including payments under the TRA. However, the Operating Company’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which the Operating Company is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering the Operating Company insolvent. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations, we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the TRA and therefore accelerate payments due under the TRA.

The TRA requires us to make cash payments to them in respect of certain tax benefits to which we may become entitled, and we expect that the payments we will be required to make will be substantial.

Under the TRA we entered into with the Operating Company and the members, including Mr. LoCascio, our Chief Executive Officer, and Mr. Schoenfeld, our Chief Strategy Officer, we are required to make cash payments to the members of the Operating Partnership equal to 85% of the tax benefits, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (i) the increases in the tax basis of assets of the Operating Company resulting from any redemptions or exchanges of Common Units from the members and (ii) certain other tax benefits related to our making payments under the TRA. Although the actual timing and amount of any payments that we make to the members under the TRA will vary, we expect those payments will be significant. Any payments made by us to the members under the TRA may generally reduce the amount of overall cash flow that might have otherwise been available to us. Furthermore, our future obligation to make payments under the TRA could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the TRA. Payments under the TRA are not conditioned on any member’s continued ownership of Common Units or our Class A common stock.

The actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the timing of redemptions or exchanges by the holders of Common Units, the amount of gain recognized by such holders of Common Units, the amount and timing of the taxable income we generate in the future, and the federal tax rates then applicable.

Two of our senior executives, Aaron LoCascio and Adam Schoenfeld, have control over all stockholder decisions because collectively they control a substantial majority of the voting power of our common stock. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

Our Chief Executive Officer, Aaron LoCascio, and our Chief Strategy Officer, Adam Schoenfeld, are senior executives and board members, and they and their affiliates beneficially own 100% of our Class C common stock and thereby collectively control approximately 82.8% of the voting power of our common stock.

As a result, Messrs. LoCascio and Schoenfeld will have the ability to substantially control us, including the ability to control any action requiring the approval of our stockholders, including, but not limited to, the election of directors, the adoption of amendments to our amended and restated certificate of incorporation and bylaws and the approval of any merger or sale of substantially all of our assets. This concentration of ownership and voting power may also delay, defer or even prevent an acquisition by a third party or other change of control of us and may make some transactions more difficult or impossible without their support, even if such events are in the best interests of minority stockholders. This concentration of voting power with Messrs. LoCascio and Schoenfeld may have a negative impact on the market price of our Class A common stock.

As our Chief Executive Officer, Mr. LoCascio has control over our day-to-day management and the implementation of major strategic investments of our company, subject to authorization and oversight by our board of directors. As members of our board of directors, Messrs. LoCascio and Schoenfeld owe fiduciary duties to our company, including those of care and loyalty, and must act in good faith and with a view to the interests of the corporation. However, Delaware law provides that a director or officer shall not be personally liable to a corporation for a breach of fiduciary duty except for an act or omission constituting a breach and which involves intentional misconduct, fraud or a knowing violation of law. In addition, a director or officer is entitled to a presumption that he or she acted in good faith, on an informed basis and with a view to the interests of the corporation, and is not individually liable unless that presumption is found by a trier of fact to have been rebutted. As a stockholder, even a controlling stockholder, each of Messrs. LoCascio and Schoenfeld is entitled to vote his shares, and shares over which he has voting control, in his own interests, which may not always be in the interests of our stockholders generally. Because Messrs. LoCascio and Schoenfeld hold their economic interest in our business through the Operating Company, rather than through the public company, they may have conflicting interests with holders of shares of our Class A common stock. For example, Messrs. LoCascio and Schoenfeld may have different tax positions from us, which could influence their decisions regarding whether and when we should dispose of assets or incur new or refinance existing indebtedness, especially in light of the existence of the TRA, and whether and when we should undergo certain changes of control within the meaning of the TRA or terminate the TRA. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to us. In addition, the significant ownership of Messrs. LoCascio and Schoenfeld in us and their resulting ability to effectively control us may discourage someone from making a significant equity investment in us, or could discourage transactions involving a change in control, including transactions in which you as a holder of shares of our Class A common stock might otherwise receive a premium for your shares over the then-current market price.

Under certain circumstances, redemptions of Common Units by members will result in dilution to the holders of our Class A common stock.

Redemptions of Common Units by members in accordance with the terms of the Greenlane Operating Agreement will result in a corresponding increase in our membership interest in the Operating Company, an increase in the number of shares of Class A common stock outstanding and a decrease in the number of shares of Class B common stock or Class C common stock outstanding. In the event that Common Units are exchanged at a time when the Operating Company has made cash distributions to members, including our company, and we have accumulated such distributions and neither reinvested them in the Operating

Company in exchange for additional Common Units nor distributed them as dividends to the holders of our Class A common stock, the holders of our Class A common stock would experience dilution with respect to such accumulated distributions.

As of April 20, 2020, the founder members own 77,791,218 shares of Class C common stock, which are exchangeable for 25,930,406 shares of Class A common stock in connection with a redemption of the corresponding Common Units, which would represent approximately 61.6% of our total outstanding Class A common stock if all members exchanged their Common Units for Class A common stock, and the members' corresponding Class B common stock and Class C common stock were cancelled. In addition, as of April 20, 2020, the non-founder members own 5,814,630 shares of Class B common stock (including 424,375 shares subject to certain vesting conditions), which are exchangeable for 5,814,630 shares of Class A common stock in connection with a redemption of the corresponding Common Units, which would represent approximately 13.8% of our total outstanding Class A common stock, under the same assumptions as described above. We are party to a registration rights agreement between us and the members, which will require us to effect the registration of their shares in certain circumstances.

Furthermore, we cannot predict the timing of any redemption of Common Units or the effect that such redemptions will have on the market price of our Class A common stock.

Our organizational structure, including the TRA, confers certain benefits upon the members that will not benefit Class A common stockholders to the same extent as it will benefit the members.

Our organizational structure, including the TRA, confers certain benefits upon the members that will not benefit the holders of our Class A common stock to the same extent as it will benefit the members. The TRA provides for the payment by us to the members of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of (1) the increases in the tax basis of assets of the Operating Company resulting from any redemptions or exchanges of Common Units from the members and (2) certain other tax benefits related to our making payments under the TRA. Although we will retain 15% of the amount of such tax benefits, this and other aspects of our organizational structure may adversely impact the future trading market for the Class A common stock.

In certain cases, payments under the TRA to the members may be accelerated or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRA.

The TRA provides that upon certain mergers, asset sales, other forms of business combinations or other changes of control or if, at any time, we elect an early termination of the TRA, then our obligations, or our successor’s obligations, under the TRA to make payments thereunder would be based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the TRA.

As a result of the foregoing, (i) we could be required to make payments under the TRA that are greater than the specified percentage of the actual benefits we ultimately realize in respect of the tax benefits that are subject to the TRA, and (ii) if we elect to terminate the TRA early, we would be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the TRA, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to fund or finance our obligations under the TRA.

We will not be reimbursed for any payments made to the members under the TRA in the event that any tax benefits are disallowed.

Payments under the TRA will be based on the tax reporting positions that we determine, and the IRS or another tax authority may challenge all or part of the tax basis increases, as well as other related tax positions we take, and a court could sustain such challenge. If the outcome of any such challenge would reasonably be expected to materially affect a recipient’s payments under the TRA, then we will not be permitted to settle or fail to contest such challenge without the consent (not to be unreasonably withheld or delayed) of each member that directly or indirectly owns at least 10% of the outstanding Common Units. We will not be reimbursed for any cash payments previously made to the members under the TRA in the event that any tax benefits initially claimed by us and for which payment has been made to a member are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us to a member will be netted against any future cash payments that we might otherwise be required to make to such member under the terms of the TRA. However, we might not determine that we have effectively made an excess cash payment to a member for a number of years following the initial time of such payment and, if any of our tax reporting positions are challenged by a taxing authority, we will not be permitted to reduce any future cash payments under the TRA until any such challenge is finally settled or determined. As a result, payments could be made under the TRA in excess of the tax savings that we realize in respect of the tax attributes with respect to a member that are the subject of the TRA.

Fluctuations in our tax obligations and effective tax rate and realization of our deferred tax assets may result in volatility of our operating results.

We are subject to taxes by the U.S. federal, state, local and foreign tax authorities, and our tax liabilities will be affected by the allocation of expenses to differing jurisdictions. We record tax expense based on our estimates of future earnings, which may include reserves for uncertain tax positions in multiple tax jurisdictions, and valuation allowances related to certain net deferred tax assets. At any one time, many tax years may be subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these matters. We expect that throughout the year there could be ongoing variability in our quarterly tax rates as events occur and exposures are evaluated. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•changes in the valuation of our deferred tax assets and liabilities;

•expected timing and amount of the release of any tax valuation allowances;

•tax effects of stock-based compensation;

•changes in tax laws, regulations or interpretations thereof; or

•future earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated earnings in countries where we have higher statutory tax rates.

In addition, our effective tax rate in a given financial statement period may be materially impacted by a variety of factors including but not limited to changes in the mix and level of earnings, varying tax rates in the different jurisdictions in which we operate, fluctuations in valuation allowances, deductibility of certain items, or by changes to existing accounting rules or regulations. Further, tax legislation may be enacted in the future which could negatively impact our current or future tax structure and effective tax rates. We may be subject to audits of our income, sales, and other transaction taxes by U.S. federal, state, local, and foreign taxing authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.

If we were deemed to be an investment company under the U.S. Investment Company Act of 1940, as amended (the “1940 Act”), as a result of our ownership of the Operating Company, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in either of those sections of the 1940 Act.

As the sole manager of the Operating Company, we control and operate the Operating Company. On that basis, we believe that our interest in the Operating Company is not an “investment security” as that term is used in the 1940 Act. However, if we were to cease participation in the management of the Operating Company, our interest in The Operating Company could be deemed an “investment security” for purposes of the 1940 Act.

We and the Operating Company intend to continue to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

We are a controlled company within the meaning of the Nasdaq Marketplace Rules, and, as a result, qualify for, and may avail ourselves of, exemptions from certain corporate governance requirements that provide protection to stockholders of other companies. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

The founder members control more than 50% of our combined voting power. As a result, we qualify as a “controlled company” within the meaning of the Nasdaq Marketplace Rules.

As a controlled company, we are exempt from certain Nasdaq Marketplace Rules, including those that would otherwise require our board of directors to have a majority of independent directors and require that we either establish a Compensation and Nominating and Corporate Governance Committees, each comprised entirely of independent directors, or otherwise ensure that the compensation of our executive officers and nominees for directors are determined or recommended to the board of directors by the independent members of the board of directors. While we have a majority of independent directors, our Compensation and Nominating and Corporate Governance Committees may not consist entirely of independent directors. Accordingly, holders of our Class A common stock will not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq Marketplace Rules.

Our failure to meet the continued listing requirements of Nasdaq could result in a de-listing of our common stock.

If we fail to continue to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to de-list our Class A common stock. As a result of several factors, including the expanding outbreak of COVID-19, the per share price of our Class A common stock has declined below the minimum bid price threshold required for continued listing. Such a de-listing would likely have a negative effect on the price of our Class A common stock and would impair your ability to sell or purchase our Class A common stock when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with Nasdaq Marketplace Rules, but we can provide no assurances that the listing of our Class A common stock would be restored, that our Class A common stock will remain above the Nasdaq minimum bid price requirement or that we otherwise will remain in compliance with the Nasdaq Marketplace Rules.

Risks Related to Ownership of Our Class A Common Stock

The market price of our Class A common stock has been volatile and has declined significantly since our initial public offering and may face more volatility and price declines in the future. As a result, you may not be able to resell your shares at or above the price at which you have acquired or will acquire shares of our Class A common stock.

The market price of our Class A common stock has been volatile and has declined significantly since our initial public offering and could face more volatility and price declines in the future as a result of a number of factors, many of which are beyond our control. Furthermore, volatility in our stock price may occur regardless of our operating performance. As a result, you may not be able to sell your shares at or above the price you paid and you could lose a substantial part or all of your investment in our Class A common stock. The following factors could affect our stock price:

•general market conditions, including conditions that are outside of our control, such as the upcoming U.S. Presidential election, international trade disputes that disrupt our supply chain and the impact of health and safety concerns, such as the current COVID-19 outbreak;

•our operating and financial performance and the performance of other similar companies;

•the market perception of our industry;

•the impact, or perceived impact, of new regulations applicable to us, our suppliers or our customers;

•quarterly variations in the rate of growth of our financial indicators, such as net income, net income per share, net sales and adjusted EBITDA;

•our ability to successfully execute our merger and acquisition strategy;

•significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•strategic actions by our competitors or our suppliers;

•product recalls or product liability claims;

•changes in revenue or earnings estimates, or changes in recommendations or withdrawal of research coverage, by equity research analysts;

•liquidity and activity in the market for our Class A common stock;

•speculation in the press or investment community;

•sales of our Class A common stock by us or other stockholders, or the perception that such sales may occur;

•the issuance of Class A common stock upon redemption of Common Units by members in the Operating Company;

•the future incurrence of debt;

•changes in accounting principles;

•additions or departures of key management personnel;

•news reports relating to trends, concerns or competitive developments, regulatory changes and other related issues in our industry or target markets, including, but not limited to, EVALI;

•investors’ general perception of us and the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•actions by our stockholders; and

•domestic and international economic, legal and regulatory factors.

The stock markets in general have experienced extreme volatility, particularly recently, that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Class A common stock.

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company.”

As a public company, we are required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these reporting and other regulatory requirements is time-consuming and expensive and could have a negative effect on our business, results of operations and financial condition. As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the requirements of the Sarbanes-Oxley Act of 2002 (“SOX”). The cost of complying with these requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. SOX requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we must commit significant resources, may be required to hire additional staff and need to continue to provide effective management oversight. Sustaining our growth also will require us to commit additional management, operational and financial resources to identify new professionals to join our company and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

In connection with becoming a public company, we obtained Side A directors’ and officers’ insurance coverage, which increased our annual insurance costs. In the future, it may be more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members to our board of directors in the future, particularly to serve on our audit committee, and qualified executive officers.

As an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain temporary exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of SOX and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them. We will remain an “emerging growth company” for up to five years, although we may cease to be an “emerging growth company” earlier under certain circumstances. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

As a public reporting company, we are subject to rules and regulations established from time to time by the SEC regarding our internal control over financial reporting. In connection with our assessment of the effectiveness of our disclosure controls and procedures, we identified certain material weaknesses in our internal control over financial reporting, which caused our Chief Executive Officer and Chief Financial Officer to determine that our disclosure controls were not effective as of December 31, 2019.

As a public reporting company, we are subject to the rules and regulations established from time to time by the SEC. These rules and regulations require that, among other things, we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel.

In addition, as a public company we are required to document and test our internal control over financial reporting pursuant to Section 404(a) of SOX so that our management can certify as to the effectiveness of our internal control over financial reporting by the time our second annual report is filed with the SEC and thereafter. Likewise, our independent registered public accounting firm will be engaged to provide an attestation report on the effectiveness of our internal control over financial reporting at such time as we cease to be an ‘‘emerging growth company,’’ as defined in the JOBS Act.

Although we are not required to conduct a management assessment of the effectiveness of our internal control over financial reporting due to certain transition rules applicable to newly public companies, in connection with the preparation and audit of our 2019 consolidated financial statements, Deloitte & Touche LLP, our independent registered public accounting firm, identified, and management agreed with, certain deficiencies in our internal controls that individually and in the aggregate constitute material weaknesses in our internal control over financial reporting, as described under Item 9A—Controls and Procedures. As a result of the existence of the material weaknesses, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2019 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including, our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Although we have begun to implement measures to remediate the material weaknesses, we cannot give any assurances that the identified material weaknesses will be remediated on a timely basis or at all or that additional material weaknesses will not be identified in the future in connection with our compliance with the provisions of Section 404 of SOX. Our management may be required to devote significant time and expense to remediate these material weaknesses and any other material weaknesses that may be discovered in the future and may not be able to remediate such material weaknesses in a timely manner. The existence of any future material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations, and cause investors to lose confidence in our reported financial information, any of which could lead to a decline in the per share trading price of our common stock.

We have not paid dividends in the past and have no current plans to pay dividends in the future, and any return on investment may be limited to the value of our common stock.

We do not anticipate paying cash dividends in the foreseeable future. The payment of dividends will depend on our earnings, capital requirements, financial condition, prospects and other factors our board of directors may deem relevant. If we do not pay dividends, our stock may be less valuable because a return on your investment will only occur if you sell our Class A common stock after our stock price appreciates above the price at which you acquired such shares.

Future sales of our Class A common stock in the public market, or the perception that such sales may occur, could reduce our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute your ownership in us.

Subject to certain limitations and exceptions, the members of the Operating Company may redeem their Common Units for shares of Class A common stock (in which case, their shares of Class B common stock or Class C common stock, as the case may be, will be cancelled on a one-to-one basis in the case of Class B common stock or three-to-one basis in the case of Class C common stock upon any such issuance), and then sell those shares of Class A common stock. Additionally, we may issue additional shares of Class A common stock or convertible securities in subsequent public or private offerings.

We cannot predict the timing of any redemption of Common Units or the size of future issuances of our Class A common stock or securities convertible into Class A common stock or the effect, if any, that future issuances and sales of shares of our Class A common stock will have on the market price of our Class A common stock. Sales of substantial amounts of our Class A common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market price of our Class A common stock.

If securities analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our stock depends in part on the research and reports that securities or industry analysts publish about us or our industry. While there are currently securities analysts covering us, we can provide no assurances that the analysts will continue to publish report or that other securities analysts will initiate coverage. If no securities analysts cover our company, the trading price for our stock could be negatively impacted. In addition, if one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price could decline as a result. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our Class A stock could decrease, which might cause the market price and trading volume of our Class A common stock to decline.

Anti-takeover provisions in our certificate of incorporation and amended and restated bylaws and Delaware law could discourage a takeover.

Our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that might enable our management to resist a takeover. These provisions include:

•authorizing the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

•advance notice requirements applicable to stockholders for matters to be brought before a meeting of stockholders and requirements as to the form and content of a stockholder’s notice;

•restrictions on the transfer of our outstanding shares of Class B common stock and Class C common stock;

•a supermajority stockholder vote requirement for amending certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws;

•the inability of our stockholders to act by written consent;

•a requirement that the authorized number of directors may be changed only by resolution of the board of directors;

•allowing all vacancies, including newly created directorships, to be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum, except as otherwise required by law;

•limiting the forum for certain litigation against us to Delaware; and

•limiting the persons that can call special meetings of our stockholders to our board of directors or the chairperson of our board of directors.

These provisions might discourage, delay or prevent a change in control of our company or a change in our board of directors or management. The existence of these provisions could adversely affect the voting power of holders of Class A common stock and limit the price that investors might be willing to pay in the future for shares of our Class A common stock. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our Class A common stock, which could depress the market price of our Class A common stock.

Our amended and restated certificate of incorporation authorizes us to issue one or more series of preferred stock. Our board of directors has the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock can be issued with voting, liquidation, dividend and other rights superior to the rights of our Class A common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for our Class A common stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our Class A common stock.

Our amended and restated certificate of incorporation and bylaws provide that the Court of Chancery of the State of Delaware is the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation and our amended and restated bylaws provide that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, other than any action or proceeding that, under applicable law, may only be commenced or prosecuted in another forum, (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees to us or to our stockholders, (iii) any action asserting a claim arising pursuant to the Delaware General Corporation Law or our amended and restated certificate of incorporation or bylaws (iv) any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own our headquarters in Boca Raton, Florida where we have approximately 50,000 square feet of office space, which includes office space we lease to third-party tenants. We have also entered into long-term leases for our distribution centers, regional offices and retail stores in the United States, Canada and Europe, to administer our operations globally. We believe that our facilities are adequate for our current needs and that we are capable of acquiring or leasing additional space as necessary.
ITEM 3. LEGAL PROCEEDINGS
In the ordinary course of business, we are involved in various legal proceedings involving a variety of matters. We do not believe there are any pending legal proceedings that will have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties.
On August 2, 2019, a purported stockholder of the Company filed a purported class action lawsuit against the Company, officers and directors of the Company, and the underwriters for related to the Company’s initial public offering. The complaint alleges, among other things, that the Company’s registration statement related to its initial public offering included untrue statements of material fact and, or omitted to state material facts necessary to make the statements in the registration statement not misleading, in violation of Sections 11, 12 and 15 of the Securities Act of 1933, as amended. Since August 2, four additional purported class action lawsuits have been filed making substantially similar allegations. At this time, the class has not been certified and the Company cannot estimate the amount of damages (if any) being sought by the plaintiffs.
Three of the complaints alleging violations of securities laws as described above were filed against the Company in the Circuit Court of the Fifteenth Judicial Circuit for Palm Beach County, Florida. These cases have been consolidated under the caption In re Greenlane Holdings, Inc. Securities Litigation (Case No. 50-2019-CA-010026). The plaintiffs filed an amended complaint on December 9, 2019 and the Company filed a motion to dismiss on February 7, 2020.

Two of the complaints alleging violations of securities laws as described above were filed against the Company in the United States District Court for the Southern District of Florida. These cases have been consolidated under the caption In re Greenlane Holdings, Inc. Securities Litigation (Case No. 19-CV-81259). The plaintiffs filed an amended complaint on March 6, 2020 and the Company filed a motion to dismiss on March 20, 2020.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock has been listed on the Nasdaq Global Select Market under the symbol "GNLN" since April 18, 2019. Prior to that time, there was no public market for our stock. Our Class B common stock and Class C common stock are neither listed nor traded.

Holders

As of December 31, 2019, there were approximately 19 stockholders of record of our Class A common stock. Since certain of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of December 31, 2019, there were approximately 20 and 2 stockholders of record of our Class B common stock and Class C commons stock, respectively.

Dividends

We have never declared or paid any cash dividend on our Class A common stock. Holders of our Class B common stock and our Class C common stock are not entitled to participate in any dividends declared by our board of directors. We intend to retain any future earnings and do not expect to pay cash dividends in the foreseeable future.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table summarizes the Class A common stock repurchase activity for the three months ended December 31, 2019:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
				(in millions)
November 1 - 30, 2019	1,300	$3.27	1,300	$5.0
December 1 - 31, 2019	185,598	$2.77	185,598	$4.5
	186,898		186,898
_________________________________________
(1) Our board of directors has authorized a $5.0 million share repurchase program with respect to shares of our Class A common stock, which commenced in November 2019 and does not have an expiration date. Under the program, we may repurchase shares in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. We may periodically repurchase shares in open market transactions, directly or indirectly, in block purchases and in privately negotiated transactions or otherwise. The timing, pricing, and amount of any repurchases under the share repurchase program depend on a variety of factors, including, but not limited to, market price of our Class A common stock, corporate considerations, general market and economic conditions, and other investment opportunities. The share repurchase program does not obligate us to repurchase any common stock and may be modified, discontinued, or suspended at any time.

(2) Average price paid per share includes costs associated with the repurchases.

ITEM 6. SELECTED FINANCIAL DATA

Not required.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
We are one of the largest global sellers of premium cannabis accessories and liquid nicotine products in the world. We operate as a powerful house of brands, third party brand accelerator and distribution platform for consumption devices and lifestyle brands serving the global cannabis, hemp-derived CBD, and liquid nicotine markets with an expansive customer base of retail locations, including licensed cannabis dispensaries, and smoke and vape shops.
We continue to be well-funded to execute upon our business transformation plans, with $47.8 million in cash as of December 31, 2019, compared to $7.3 million as of December 31, 2018. During the fourth quarter of 2019, we delivered on our strategy to move away from high-volume, low-margin products and sales, in favor of high-margin sales and the promotion of our house brands. Specifically, the JUUL sales percentage was reduced to 15.9% for the fourth quarter 2019, compared to 45.4% for the third quarter 2019, and we improved gross margin on fourth quarter JUUL sales by 4.7%, while sales of JUUL products decreased from $20.2 million for the third quarter 2019 to $5.9 million for the fourth quarter 2019.

We also continued to grow and diversify our portfolio of house brands and direct-to-consumer retail operations, including the following highlights:

•Increased house brands share of net sales to 11.8% in the fourth quarter of 2019, equaling approximately $4.4 million dollars in net sales;
•Completed the construction work on Higher Standards’ third retail location in Malibu, CA during the fourth quarter and announced the opening of the store on January 23, 2020;
•Launched a new house brand, the K.Haring Collection, a selection of functional glass art and lifestyle products with the iconic imagery of artist Keith Haring; and
•Doubled sales of VIBES over every sequential quarter since launch, with the brand now present at over 1,500 B2B customers and growing.

We closed on the acquisition of Pollen Gear in January 2019, a leading supplier of premium child-resistant packaging to the cannabis industry. In September 2019, we also closed on the acquisition of Conscious Wholesale, thereby establishing our European operating segment.

Vapor.com, the Company’s e-commerce platform, experienced sustained growth over sequential quarters, both in terms of daily store transactions and average basket size, which were up approximately 30% and 7%, respectively, from the third quarter of 2019. Furthermore, we signed new distribution and exclusive partnership agreements with leading players in the industry, including Omura, Santa Cruz Shredder, Storz & Bickel and Cookies.
In December 2019, a novel strain of coronavirus known as COVID-19 was reported in Wuhan, China. In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic.
In response to the COVID-19 pandemic, many state and local governments throughout the United States began issuing "stay at home" orders directing the closure of non-essential businesses and directing citizens to remain home unless they are conducting essential business or other prescribed activities. Similar orders have proliferated in Canada and Europe. Although we have been able to continue operations, the pandemic is impacting our sales in several ways. Since the implementation of "stay at home" orders, there has been a significant decline in sales to smoke shops, vape shops, and similar independent retailers that comprise a large portion of our customer base. Many of these customers are closed as a result of the "stay at home" orders and it is possible that some of these customers may close permanently as a result of business lost during the pandemic. Since these stay at home orders have gone into effect, average daily revenues attributable to these customers for the period of January 1, 2020 through March 14, 2020 as compared to average daily revenues attributable to these customers for the period of March 15, 2020 through April 22, 2020 declined by approximately 43%, which could be the result of these mandatory store closures. Conversely, we have seen significant growth in sales made through our e-commerce channels and online marketplaces. Since March 15, 2020, merchandise revenue generated from our Vapor.com website has increased more than 100%. While we do attribute a portion of this increase to promotional deals offered through all of our channels related to the April 20, 2020 holiday, our e-commerce site did experience a significant increase in the number of visitors since the stay at home orders went into effect, with the number of customers ordering from Vapor.com increasing, on average. by 24.7% for each subsequent week since March 15, 2020 through April 11, 2020. Although these online channels comprised a minority of our sales for the year ended December 31, 2019, sales made through these online channels typically carry significantly higher gross margins than sales made to brick-and-mortar retailers. Thus, while we expect the pandemic may cause a decline in revenue, we could potentially maintain comparable gross profits levels by continued focus on our gross margins.
We have implemented or are in the process of implementing several measures in response to the COVID-19 pandemic, including but not limited to the following:

•Encouraging remote work for employees in our U.S. and European offices
•Temporarily closing of our Canada office
•Temporarily closing of our brick-and-mortar retail stores
•Reducing our expenses through a variety of measures, including targeted layoffs and furloughs
•Enhancing our focus on sales through our higher margin e-commerce channels
•Focusing sales efforts on customers whose retail stores are most likely to remain open during and following the pandemic, including medical cannabis dispensaries
•Adjusting purchasing to meet anticipated changes in demand and product availability

Although the foregoing steps are intended to minimize the impact to our business of the COVID-19, we cannot reasonably estimate the length or severity of this pandemic, or whether the measures we have taken or in the future may take in response to the COIVD-19 pandemic will be sufficient to mitigate the adverse impacts of the pandemic. While we expect that the COVID-19 pandemic will negatively impact our financial conditions and results of operations, the extent to which the COVID-19 pandemic may impact our financial condition or results of operations is uncertain. The extent of the impact of the pandemic on our operational and financial performance will depend on certain developments that remain uncertain and cannot be predicted as of the date of this Form 10-K, including but not limited to the following:

•The duration, severity, and spread of the pandemic;
•the impact on our customers, including their ability to remain in business and make payments to us in the ordinary course;
•the impact on end-user demand for our products, including whether any scientific findings demonstrate smoking or vaping negatively impact health outcomes of individuals who contract COVID-19;
•our ability to hold and attend employee and industry events;
•our ability to operate our retail stores;
•our employees' ability to work effectively in a remote work environment;
•our ability to continue operating our distribution centers;
•our ability to capitalize on any new consumer trends resulting from the pandemic; and
•the pandemic's effect on our vendors.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates and assumptions on an ongoing basis. We base our estimates on historical experience, outside advice from parties believed to be experts in such matters, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. See "Note 2—Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for a description the significant accounting policies and methods used in the preparation of our consolidated financial statements.
Inventories

Inventories, consisting of finished products, are primarily accounted for using the weighted average method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to customers or liquidations. Assumptions about the future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future.

Valuation of Goodwill

Assets acquired and liabilities assumed in business combinations are generally recognized at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recognized as goodwill. Subsequent to acquisition, goodwill is tested at least annually for impairment, or when events or changes in circumstances indicate it is more likely than not that the carrying amount of goodwill may not be recoverable. As of December 31, 2019, no impairment of goodwill has been identified.

Our annual assessment may consist of a qualitative or quantitative analysis to determine whether it is more likely than not that fair value exceeds the carrying value. When performing a qualitative analysis, the factors we consider include our share price, our projected financial performance, long-term financial plans, macroeconomic, industry and market conditions as well as the results of our most recently completed annual impairment test.

When performing a quantitative analysis, we use a combination of an income approach, using discounted cash flow techniques, and market valuation methods, using the guideline public company method, and may weigh the outcomes of valuation approaches when estimating the fair value of each reporting unit. We then compare the fair value to its carrying amount to determine the amount of impairment, if any. If a reporting unit’s fair value is less than its carrying amount, we record an impairment charge based on that difference, up to the amount of goodwill allocated to that reporting unit. Inputs and assumptions used to determine fair value are determined from a market participant view, which might be different than our specific views. The valuation process is complex and requires significant input and judgment. Market approaches depend on the availability of guideline companies and representative transactions. When using the income approach, complex and judgmental matters applicable to the valuation process include projections of future revenues, which are estimated after considering many factors such as historical results, market opportunity, pricing, and sales trajectories.

The estimated fair value of a reporting unit is highly sensitive to changes in projections and assumptions; therefore, in some instances, changes in these assumptions could potentially lead to impairment. Ultimately, future potential changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. We believe that our estimates are consistent with the assumptions that market participants would use in their fair value determination. Certain adverse developments in the first quarter of 2020, such as the significant decrease in share price of our Class A common stock since December 31, 2019 and outbreak of COVID-19, may have material impacts on the assumptions used in determining the fair value of our reporting units. Specifically, the risk of a pandemic, or public perception of the risk, could cause temporary or long-term disruptions in our supply chains and/or delays in the delivery of our inventory, adversely influence customer spending habits, and otherwise cause material disruptions in the operations of our business. Should these factors persist unabated, the fair value of our reporting units may decrease below their carrying values and result in a material impairment to goodwill in future periods. We will continue to monitor and evaluate the development of these factors in future evaluations of goodwill.

Income Taxes and TRA Liability

We are subject to U.S. federal, state and foreign income taxes with respect to our allocable share of any taxable income or loss of Greenlane Holdings, LLC and will be taxed at the prevailing corporate tax rates on such income. Significant judgment is required in determining our provision or benefit for income taxes and in evaluating uncertain tax positions. We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets or deferred tax liabilities for the expected future tax consequences of events included in our financial statements.

Greenlane Holdings, LLC is a limited liability company and is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a result, we are not liable for U.S. federal or state and local income taxes in most jurisdictions in which we operate, and the income, expenses, gains and losses are reported on the returns of our members. Greenlane Holdings, LLC is subject to Canadian, Dutch, and U.S. state and local income tax in certain jurisdictions in which it is not treated as a partnership for income tax purposes, and in which jurisdictions it pays an immaterial amount of taxes.

In addition to tax expenses, we may incur expenses related to our operations and may be required to make payments under the Tax Receivable Agreement (the "TRA"), which could be significant. Pursuant to the Greenlane Operating Agreement, Greenlane Holdings, LLC will generally make pro rata tax distributions to its members in an amount sufficient to fund all or part of their tax obligations with respect to the taxable income of Greenlane Holdings, LLC that is allocated to them and possibly in excess of such amount.

Legal Contingencies

In the ordinary course of business, we are involved in legal proceedings involving a variety of matters. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. We evaluate the associated developments on a regular basis and accrue a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. If we determine there is a reasonable possibility that we may incur a loss and the loss or range of loss can be estimated, we disclose the possible loss in the accompanying notes to the consolidated financial statements to the extent material.

We review the developments in our contingencies that could affect the amount of the provisions that have been previously recorded, and the matters and related reasonably possible losses disclosed. We make adjustments to our provisions and changes to our disclosures accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. Significant judgment is required to determine both the probability of loss and the estimated amount of loss.

The outcome of these matters is inherently uncertain. Therefore, if one or more of these matters were resolved against us for amounts in excess of management's expectations, our results of operations and financial condition, including in a particular reporting period in which any such outcome becomes probable and estimable, could be materially adversely affected. See "Note 7—Commitments and Contingencies" of the Notes to Consolidated Financial Statements included in Part II, Item 8 and Part I, Item 3, "Legal Proceedings" of this Form 10-K for additional information regarding these contingencies.

Recent Accounting Pronouncements

See "Note 2—Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Results of Operations
The following table presents operating results as a percentage of total net sales:

	Year Ended December 31,
	2019		2018
	($ in thousands)
Net sales:
United States	$160,243	86.6%	$164,018	91.7%
Canada	22,120	12.0%	14,917	8.3%
Europe	2,643	1.4%	—	—%
Total net sales	$185,006	100.0%	$178,935	100.0%
Cost of sales	153,916	83.2%	143,200	80.0%
Gross profit	31,090	16.8%	35,735	20.0%

Operating expenses:
Salaries, benefits and payroll taxes	29,716	16.1%	19,175	10.7%
General and administrative	23,593	12.8%	17,549	9.8%
Depreciation and amortization	2,705	1.5%	1,492	0.8%
Total operating expenses	56,014	30.4%	38,216	21.3%
Loss from operations	(24,924)	(13.6)%	(2,481)	(1.3)%

Other income (expense), net:
Change in fair value of convertible notes	(12,063)	(6.5)%	—	—%
Interest expense	(975)	(0.5)%	(3,192)	(1.8)%
Other income, net	9,073	4.9%	104	0.1%
Total other expense, net	(3,965)	(2.1)%	(3,088)	(1.7)%
Loss before income taxes	(28,889)	(15.7)%	(5,569)	(3.0)%
Provision for income taxes	10,935	5.9%	319	0.2%
Net loss	(39,824)	(21.6)%	(5,888)	(3.2)%
Net loss attributable to non-controlling interest	(11,008)	(6.0)%	—	—%
Net loss attributable to Greenlane Holdings, Inc.	$(28,816)	(15.7)%	$(5,888)	(3.2)%

Net Sales

	Year Ended December 31,		Change
	2019	2018	$	%
	($ in thousands)
Net sales by reportable segment:
United States	$160,243	$164,018	$(3,775)	(2.3)%
Canada	22,120	14,917	7,203	48.3%
Europe	2,643	—	2,643	100.0%
Net sales	$185,006	$178,935	$6,071	3.4%
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

Net sales increased approximately $6.1 million, or 3.4%, for the year ended December 31, 2019, which included incremental sales of $7.2 million or 48.3% growth in our Canadian segment due to the legalization of cannabis in the region, and an incremental $2.6 million in sales contributed by our acquisition of Conscious Wholesale and establishment of our European segment on September 30, 2019. The increases in net sales were partially offset by a decrease in net sales of our U.S. segment of $3.8 million, which was largely attributable to our business transformation and strategy to reduce JUUL concentration and focus on higher-margin sales and industry headwinds and consumer concerns around vaping-related health conditions.
Net sales of products subject to the United States Food and Drug Administration's ("FDA") Enforcement Priorities for Electronic Nicotine Delivery Systems and Other Deemed Products on the Market Without Premarket Authorization guidance ("ENDS Enforcement Guidance") accounted for approximately 17.8% and 25.6% of our total net sales for the years ended December 31, 2019 and 2018, respectively.
The net sales increase of $6.1 million (including sales in the United States, Canada and Europe) is also driven largely by increased popularity and availability of our top product lines. Specifically, the top seven selling product lines during the year ended December 31, 2019 collectively resulted in net sales of approximately $140.1 million, compared to approximately $138.1 million for the year ended December 31, 2018, representing an increase of approximately $2.0 million, or 1.4%. This $2.0 million increase comprised of several components: an increase of approximately $4.0 million in sales of child-resistant storage solution products conforming partially to ASTM standards; an increase of approximately $2.9 million in sales of e-cigarette products; and a decrease of approximately $4.9 million in sales of vaporizers and vaporizer accessory products. The remaining increase in net sales of approximately $4.2 million is attributable to increased sales in various product lines, including hemp-derived CBD products, which, in the aggregate, generated approximately $3.0 million for the year ended December 31, 2019. Our revenue from hemp-derived CBD products was not substantial for the year ended December 31, 2018, as sales activity for these products did not pick up until March 2019, when we fully launched the product line.
Cost of Sales and Gross Margin

	Year Ended December 31,		Change
	2019	2018	$	%
	($ in thousands)
Cost of sales	$153,916	$143,200	$10,716	7.5%
Percentage of net sales	83.2%	80.0%
Gross profit percentage	16.8%	20.0%
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
Our products are sourced from suppliers who may use their own third-party manufacturers. Our product costs and gross margins will be impacted from period to period based on the product mix we sell in any given period. For example, our vaporizer products tend to have a higher product cost and lower gross margins than our grinder products.
Gross margin, or gross profit as a percentage of net sales, has been and will continue to be affected and fluctuate based upon a variety of factors, including the average mark-up over cost of our products, the mix of products sold and purchasing efficiencies.
Cost of sales increased in 2019 compared to 2018 primarily due to an increase of approximately $14.9 million, or 11.2%, in cost of merchandise expense from approximately $132.6 million for the year ended December 31, 2018 to approximately $147.5 million in the year ended December 31, 2019. This $14.9 million increase was partially offset by an approximately decrease of $3.0 million in cost of sales due to volume purchase rebates that were not in place in 2018. The decrease in gross profit percentage is mainly attributable to the decrease in gross margin recognized on JUUL product sales in fiscal 2019. We also noted that gross profit recognized from sales of products affected by the FDA's ENDS Enforcement Guidance accounted for approximately 7.1% and 22.6% of our gross profit for the years ended December 31, 2019 and 2018, respectively.

Operating Expenses
Salaries, Benefits and Payroll Taxes

	Year Ended December 31,		Change
	2019	2018	$	%
	($ in thousands)
Salaries, benefits and payroll taxes	$29,716	$19,175	$10,541	55.0%
Percentage of net sales	16.1%	10.7%
Salaries, benefits and payroll taxes consist of wages for all department personnel, including salaries, bonuses, equity-based compensation expense, and other employment-related costs, as well as workers' compensation insurance, medical insurance and 401(k) matching contributions.
Salaries, benefits and payroll taxes expenses increased in 2019 compared 2018 primarily due to an increase in personnel expenses of approximately $6.2 million resulting from the addition of 95 employees since December 31, 2018 as we continued to expand our domestic sales and marketing efforts. We had 256 employees as of December 31, 2018 and 351 employees as of December 31, 2019. Further, we recorded approximately $8.0 million of equity-based compensation expense for the year ended December 31, 2019 related to Common Units of the Operating Company which were awarded as equity-based compensation, stock options awarded in April 2019 in connection with the IPO, and stock options awarded to certain employees in August 2019, as compared to approximately $4.1 million at December 31, 2018, an increase of approximately $3.9 million.

General and Administrative Expenses

	Year Ended December 31,		Change
	2019	2018	$	%
	($ in thousands)
General and administrative	$23,593	$17,549	$6,044	34.4%
Percentage of net sales	12.8%	9.8%
General and administrative expenses consist of legal, subcontracting, professional fees, insurance, business travel, and other overhead. Also included are marketing activities and promotional events, training costs and rent.
We expect general and administrative expenses to increase on an absolute dollar basis in the near term as we continue to increase investments to support our growth. We also expect that our general and administrative expenses will increase in absolute dollars but may fluctuate as a percentage of our net sales from period to period.
General and administrative expenses increased in 2019 compared to 2018 primarily due to an increase of approximately $0.8 million in marketing expenses; an increase of $0.6 million in subcontracted services, labor and temp fees primarily due to the use of a third-party recruiting firm, and consulting fees for the use of specialists; an increase of approximately $0.2 million in bank merchant fees due to our increased sales volume; an increase of approximately $0.7 million in computer hardware and software expenses; an increase of approximately $2.1 million in accounting expenses, which include fees to our external auditors and tax consultants; an increase of approximately $0.6 million in insurance expenses; an increase of approximately $0.8 million in professional fees related to our transition to being a public company; and an increase of approximately $0.4 million in consulting and legal fees. This increase was partially offset by a $0.5 million decrease in expenses related to our third-party logistics vendors as the Company transitioned these services in house.
Depreciation and Amortization Expenses

	Year Ended December 31,		Change
	2019	2018	$	%
	($ in thousands)
Depreciation and amortization	$2,705	$1,492	$1,213	81.3%
Percentage of net sales	1.5%	0.8%

Depreciation and amortization expense increased in 2019 compared to 2018 primarily due to tangible and intangible asset additions acquired through the Pollen Gear, LLC and Conscious Wholesale acquisitions, as well as twelve months depreciation expense recognized on our corporate headquarters building located in Boca Raton, Florida, compared to two months of expense recognized at December 31, 2018, as a result of owning our headquarters for the entirety of 2019.
Other Income (Expense), Net
Change in fair value of convertible notes. We accounted for the convertible notes issued in December 2018 and January 2019 at fair value with changes in the fair value recognized in the consolidated statements of operations and comprehensive loss as a component of other income (expense), net. The convertible notes were converted to shares of Class A common stock in conjunction with the completion of the IPO in April 2019.
Interest expense. Interest expense consists of interest incurred on our Real Estate Note, line of credit and other debt obligations, as well as debt issuance costs related to the convertible notes issued in December 2018 and January 2019.
Other income, net. Other income, net consists primarily of our share of income or losses from our equity method investments, an unrealized gain on our equity securities investments, a gain resulting from the reversal of our TRA liability, as well as rental income for office space leases to third-party tenants in our corporate headquarters building in Boca Raton, Florida (acquired in October 2018).

	Year Ended December 31,		Change
	2019	2018	$	%
	($ in thousands)
Other expense, net	$(3,965)	$(3,088)	$(877)	28.4%
Percentage of net sales	(2.1)%	(1.7)%

Other expense, net increased in 2019 compared to 2018 primarily due to an increase of approximately $12.1 million resulting from the change in fair value of convertible notes payable, offset by a decrease of approximately $2.2 million in interest expense, an unrealized gain of $1.5 million recognized on our equity investment in Airgraft Inc., a gain of $5.7 million resulting from the adjustment of our TRA liability during 2019, and an increase in interest income generated from our interest-bearing bank account of approximately $0.8 million, a refund of approximately $0.3 million for goods and services taxes in Canada, and an increase in rental income of approximately $0.7 million from rent collected from our corporate headquarters building tenants in 2019 as compared to 2018.
Provision for Income Taxes

	Year Ended December 31,		Change
	2019	2018	$	%
	($ in thousands)
Provision for income taxes	$10,935	$319	$10,616	3,327.9%
Percentage of net sales	5.9%	0.2%
As a result of the IPO and the related transactions (defined in "Note 1—Business Operations and Organizations" of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K), we own a portion of the Common Units of the Operating Company, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, the Operating Company is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by the Operating Company is passed through to, and included in the taxable income or loss of, its members, including us, in accordance with the terms of the Operating Agreement. We are subject to federal income taxes, in addition to state and local income taxes with respect to our allocable share of the Operating Company’s taxable income or loss.
As discussed above, prior to the consummation of the IPO, the provision for income taxes included only income taxes on income from the Operating Company’s Canadian subsidiary, based upon an estimated annual effective tax rate of approximately 15.0%. After the consummation of the IPO, Greenlane became subject to U.S. federal, state and local income taxes with respect to Greenlane’s allocable share of the Operating Company’s taxable income or loss. Furthermore, after completing the Conscious Wholesale acquisition in September 2019, the Operating Company became subject to Dutch income taxes on income from its Netherlands-based subsidiary, based upon an estimated effective tax rate of approximately 25.0%.
During 2019, management performed an assessment of the realizability of our deferred tax assets based upon which management determined that it is not more likely than not that the results of operations will generate sufficient taxable income to realize portions of the net operating loss benefits. Consequently, we established a full valuation allowance of approximately$10.0 million against our deferred tax assets, thus reducing the carrying balance to $0, and recognized a corresponding increase to the income tax provision in our consolidated statements of operations and comprehensive loss for the year ended December 31, 2019. In the event that management determines that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance will be made which would reduce the provision for income taxes.
Key Metrics and Non-GAAP Financial Measures
We monitor the following key metrics to help us measure and evaluate the effectiveness of our operations, develop financial forecasts, and make strategic decisions:

	Year Ended December 31,
	2019	2018
	($ in thousands)
Net sales	$185,006	$178,935
Period-over-period growth	3.4%	102.7%
Net cash (used in) provided by operations	$(36,903)	$(13,578)
Adjusted net (loss) income	$(18,544)	$1,839
Adjusted EBITDA	$(13,424)	$4,101

Non-GAAP Financial Measures
Adjusted Net Income (Loss) is defined as net loss before equity-based compensation expense, changes in the fair value of our convertible notes, debt placement costs for the convertible notes, and non-recurring expenses primarily related to our transition to being a public company. The debt placement costs related to the convertible notes issued in January 2019 are reported within the "interest expense" line item in our consolidated statement of operations and comprehensive loss for the years ended December 31, 2019 and 2018. Non-recurring expenses related to our transition to being a public company, which are reported within "general and administrative expenses" in our consolidated statements of operations and comprehensive loss, represent fees and expenses primarily attributable to consulting fees and incremental audit and legal fees.

 Adjusted EBITDA is defined as net loss before interest expense, income tax expense, depreciation and amortization expense, equity-based compensation expense, other income, net (which includes a gain recognized on an equity investment and a gain due to the adjustment of our TRA liability), changes in fair value of our convertible notes, and non-recurring expenses primarily related to our transition to being a public company. These non-recurring expenses, which are reported within general and administrative expenses in our consolidated statements of operations and comprehensive loss, represent fees and expenses primarily attributable to consulting fees and incremental audit and legal fees.

We disclose Adjusted Net Income (Loss) and Adjusted EBITDA, which are non-GAAP performance measures, because management believes these metrics assist investors and analysts in assessing our overall operating performance and evaluating how well we are executing our business strategies. You should not consider Adjusted Net Income (Loss) or Adjusted EBITDA as alternatives to net loss, as determined in accordance with U.S. GAAP, as indicators of our operating performance. Adjusted Net Income (Loss) and Adjusted EBITDA have limitations as an analytical tool. Some of these limitations are:

•Adjusted EBITDA does not include interest expense, which has been a necessary element of our costs
•Adjusted EBITDA does not include depreciation expense of property, plant and equipment
•Adjusted EBITDA does not include amortization expense associated with our intangible assets
•Adjusted EBITDA does not include provision for income taxes or future requirements for income taxes to be paid
•Adjusted EBITDA does not include other income, net, which includes a gain recognized on an equity investment and a gain due to the reversal of our tax receivable agreement liability
•Adjusted Net Income (Loss) and Adjusted EBITDA do not include equity-based compensation expense
•Adjusted Net Income (Loss) and Adjusted EBITDA do not include the change in fair value of convertible notes

•Adjusted Net Income (Loss) and Adjusted EBITDA do not include expenses incurred related to our transition to being a public company
•Adjusted Net Income (Loss) does not include debt placement costs for the convertible notes issued in January 2019

Because Adjusted Net Income (Loss) and Adjusted EBITDA do not account for these items, these measures have material limitations as indicators of operating performance. Accordingly, management does not view Adjusted Net Income (Loss) or Adjusted EBITDA in isolation or as substitutes for measures calculated in accordance with U.S. GAAP.

The reconciliation of our net loss to Adjusted Net Income (Loss) is as follows:

	Year Ended December 31,
	2019	2018
	(in thousands)
Net loss	$(39,824)	$(5,888)
Debt placement costs for convertible notes (1)	422	2,637
Change in fair value of convertible notes	12,063	—
Transition to being a public company (2)	775	1,030
Equity-based compensation expense	8,020	4,060
Adjusted net (loss) income	$(18,544)	$1,839
(1)Debt placement costs related to the issuance of convertible notes in January 2019.
(2)Includes certain non-recurring fees and expenses primarily attributable to consulting fees and incremental audit and legal fees incurred in connection with our transition to being a public company.
The reconciliation of our net loss to Adjusted EBITDA is as follows:

	Year Ended December 31,
	2019	2018
	(in thousands)
Net loss	$(39,824)	$(5,888)
Other income, net (1)	(9,073)	(104)
Transition to being a public company (2)	775	1,030
Interest expense	975	3,192
Provision for income taxes	10,935	319
Depreciation and amortization	2,705	1,492
Equity-based compensation expense	8,020	4,060
Change in fair value of convertible notes	12,063	—
Adjusted EBITDA	$(13,424)	$4,101
(1)Includes rental income, interest income, unrealized gains on our equity security, a gain related to the adjustment of TRA liability, and other miscellaneous income.
(2)Includes certain non-recurring fees and expenses primarily attributable to consulting fees and incremental audit and legal fees incurred in connection with our transition to being a public company.
Liquidity and Capital Resources
Our primary requirements for liquidity and capital are working capital, debt service and general corporate needs. Historically, these cash requirements have been met through cash provided by operating activities and borrowings under our revolving line of credit.
As of December 31, 2019, we had approximately $47.8 million of cash, of which $0.9 million was held in foreign bank accounts, and approximately $88.7 million of working capital, which is calculated as current assets minus current liabilities, compared with approximately $7.3 million of cash, of which $0.2 million was held in foreign bank accounts, and approximately $26.7 million of working capital as of December 31, 2018. The repatriation of cash balances from our foreign subsidiaries could have adverse tax impacts or be subject to capital controls; however, these balances are generally available to fund the ordinary business operations of our foreign subsidiaries without legal or other restrictions. In April 2019, we completed the IPO of Class A common stock, resulting in aggregate net proceeds to us of approximately $79.5 million, after deducting the underwriting discounts and commissions and offering expenses paid by us.
On October 1, 2018, the Operating Company, as the borrower, entered into an amended and restated revolving credit note (the “line of credit”) with Fifth Third Bank, for a $15.0 million revolving credit loan with a maturity date of August 23, 2020. Interest on the principal balance outstanding on the line of credit is due monthly at a rate of LIBOR plus 3.50% per annum provided that no default has occurred. The line of credit borrowing base is 80% of eligible accounts receivable plus 50% of eligible inventory. There were no borrowings outstanding on our line of credit at December 31, 2019 and 2018, respectively.
On October 1, 2018, one of the Operating Company’s wholly-owned subsidiaries closed on the purchase of a building for $10.0 million, which serves as our corporate headquarters. The purchase was financed through a real estate term note (the “Real Estate Note”) in the principal amount of $8.5 million, with one of the Operating Company’s wholly-owned subsidiaries as the borrower and Fifth Third Bank as the lender. Principal amounts plus any accrued interest at a rate of LIBOR plus 2.39% are due monthly. Our obligations under the Real Estate Note are secured by a mortgage on the property.
In the future, we may engage in offerings of our securities or incur additional debt. Additionally, future liquidity needs may include additional public company costs, payments in respect of the redemption rights of the Common Units held by its members that may be exercised from time to time (should we elect to exchange such Common Units for a cash payment), payments under the TRA and state and federal taxes to the extent not sheltered by our tax assets, including those arising as a result of purchases, redemptions or exchanges of Common Units for Class A common stock. The members of the Operating Company may exercise their redemption right for as long as their Common Units remain outstanding. Although the actual timing and amount of any payments that may be made under the TRA will vary, the payments that we will be required to make to the members may be significant. Any payments made by us to the members under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us or to the Operating Company and, to the extent that we are unable to make payments under the TRA for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the TRA and therefore may accelerate payments due under the TRA.
We believe that our sources of liquidity and capital will be sufficient to satisfy our working capital needs, capital asset purchases, share repurchases, debt repayments and other liquidity requirements associated with our existing operations over the next 12 months. However, we cannot assure you that our cash provided by operating activities, cash provided by investing activities or cash available under our bank line of credit will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, and if availability under our bank line of credit is not sufficient, we may have to obtain additional financing. If we obtain additional capital by issuing equity securities, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we can obtain refinancing or additional financing on favorable terms, or at all, to meet our future capital needs.
Cash Flows
The following summary of cash flows for the periods indicated has been derived from our consolidated financial statements included in Part II, Item 8 of this Form 10-K:

	Year Ended December 31,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(36,903)	$(13,578)
Net cash used in investing activities	(3,732)	(10,216)
Net cash provided by financing activities	80,979	29,132
Net Cash Used in Operating Activities
During 2019, net cash used in operating activities of approximately $36.9 million was a result of a net loss of $39.8 million offset by non-cash adjustments to net loss of $28.0 million, and a $25.1 million increase in cash consumed by working capital primarily driven by an increase in our vendor deposits, inventories, and other current assets, and a decrease in accounts payable offset by higher accrued expenses.
During 2018, net cash used in operating activities of approximately $13.6 million was a result of a net loss of $5.9 million offset by non-cash adjustments to net loss of $8.9 million, and a $16.6 million increase in cash consumed by working capital primarily driven by an increase in accounts receivable, vendor deposits, inventories and deferred offering costs, offset by an increase in accounts payable, accrued expenses and customer deposits.
Net Cash Used in Investing Activities
During 2019, we used approximately $2.0 million of cash for capital expenditures, including computer hardware and software to support our growth and development, and to purchase warehouse supplies and equipment, including the build-out of our two retail locations. Additionally, during 2019, we completed the Pollen Gear, LLC and Conscious Wholesale business acquisitions, for which we paid approximately $1.2 million, which is net of cash acquired of approximately $0.9 million. We also made an investment in equity securities of an entity for approximately $0.5 million, which represents a 1.49% ownership interest in the entity.
During 2018, cash used in investing activities was primarily for capital expenditures of approximately $10.9 million to purchase our corporate headquarters.
Net Cash Provided by Financing Activities
During 2019, cash provided by financing activities was primarily attributable to net proceeds of approximately $79.5 million from the sale of Class A common stock in the IPO, and proceeds from the issuance of convertible notes of approximately $8.1 million, which was primarily offset in part by the redemption of limited liability company membership interests of approximately $3.0 million, payment of approximately $3.5 million of deferred offering costs related to the IPO, payment of approximately $1.7 million of debt issuance costs related to the convertible notes issued in December 2018 and January 2019, and approximately $0.9 million of member distributions for the period.
During 2018, cash provided by financing activities was primarily comprised of proceeds from the issuance of convertible notes of approximately $38.9 million and proceeds from our notes payable of approximately $8.5 million, offset in part by the redemption of limited liability company membership interests of approximately $15.1 million, member distributions of approximately $1.6 million, and payments on long-term debt of $0.6 million.
Off-Balance Sheet Arrangements
As of December 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our primary exposure to interest rate risk relates to the amount of interest we must pay on borrowed funds under our Real Estate Note with Fifth Third Bank. As of December 31, 2019, we had approximately $8.2 million outstanding under the Real Estate Note, which is hedged by an interest rate swap agreement in which we pay a fixed annual rate of 2.0775% and receive variable interest payments monthly through maturity based on the one-month LIBOR rate. We do not believe our interest rate risk is material given the low volatility of interest rates in recent years and the current effectiveness of our interest rate swap.
Foreign Currency Risk
Our primary exposure to foreign currency risk relates to our operations in Canada and Europe through our foreign subsidiaries. Through these subsidiaries, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, principally the Canadian dollar and the Euro. As we grow and expand the geographic reach of our operations, our exposure to foreign currency risk could become more significant; however, we believe the exposure to foreign currency fluctuations is immaterial at this time.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Greenlane Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Greenlane Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2019 and the related consolidated statements of operations and comprehensive loss, changes in redeemable class B units and stockholders’ equity / members’ deficit, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of ASC 842, Leases.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Certified Public Accountants
Boca Raton, Florida
April 24, 2020

We have served as the Company’s auditor since 2019

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Greenlane Holdings, Inc.
Boca Raton, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Greenlane Holdings, Inc. (the “Company”) as of December 31, 2018, the related consolidated statements of operations and comprehensive loss, changes in redeemable class B units and members’ (deficit) equity, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We served as the Company’s auditor since 2016

West Palm Beach, Florida
March 19, 2019

GREENLANE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2019	December 31, 2018
ASSETS
Current assets
Cash	$47,773	$7,341
Accounts receivable, net of allowance of $936 and $658 at December 31, 2019 and 2018, respectively	8,091	8,218
Inventories, net	43,060	29,502
Vendor deposits	11,120	7,917
Deferred offering costs	—	2,284
Other current assets	4,924	1,843
Total current assets	114,968	57,105

Property and equipment, net	13,165	11,641
Intangible assets, net	6,301	3,662
Goodwill	11,982	5,446
Operating lease right-of-use assets	4,695	—
Other assets	2,091	167
Total assets	$153,202	$78,021

LIABILITIES
Current liabilities
Accounts payable	$11,310	$20,226
Accrued expenses and other current liabilities	10,422	6,969
Customer deposits	3,152	3,071
Current portion of notes payable	178	168
Current portion of operating leases	1,084	—
Current portion of finance leases	116	—
Total current liabilities	26,262	30,434

Convertible notes	—	40,200
Notes payable, less current portion and debt issuance costs, net	8,018	8,176
Operating leases, less current portion	3,844	—
Finance leases, less current portion	194	—
Other liabilities	620	237
Total long-term liabilities	12,676	48,613
Total liabilities	38,938	79,047

Commitments and contingencies (Note 7)

REDEEMABLE CLASS B UNITS	—	10,033

STOCKHOLDERS’ EQUITY/MEMBERS’ DEFICIT
Members’ deficit	—	(10,773)
Preferred stock, $0.0001 par value, 10,000 shares authorized, none issued and outstanding as of December 31, 2019	—	—
Class A common stock, $0.01 par value per share, 125,000 shares authorized; 9,999 shares issued; and 9,812 shares outstanding as of December 31, 2019	98	—
Class B common stock, $0.0001 par value per share, 10,000 shares authorized; 5,975 shares issued and outstanding as of December 31, 2019	1	—
Class C Common stock, $0.0001 par value per share, 100,000 shares authorized; 77,791 shares issued and outstanding as of December 31, 2019	8	—
Additional paid-in capital	32,108	—
Accumulated deficit	(9,727)	—
Accumulated other comprehensive loss	(72)	(286)
Total stockholders’ equity attributable to Greenlane Holdings, Inc./members’ deficit	22,416	(11,059)
Non-controlling interest	91,848	—
Total stockholders’ equity/members’ deficit	114,264	(11,059)
Total liabilities, redeemable Class B units and stockholders’ equity/members’ deficit	$153,202	$78,021

The accompanying notes are an integral part of these consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)

	For the year ended December 31,
	2019	2018
Net sales	$185,006	$178,935
Cost of sales	153,916	143,200
Gross profit	31,090	35,735

Operating expenses:
Salaries, benefits and payroll taxes	29,716	19,175
General and administrative	23,593	17,549
Depreciation and amortization	2,705	1,492
Total operating expenses	56,014	38,216
Loss from operations	(24,924)	(2,481)

Other (expense) income, net:
Change in fair value of convertible notes	(12,063)	—
Interest expense	(975)	(3,192)
Other income, net	9,073	104
Total other expense, net	(3,965)	(3,088)
Loss before income taxes	(28,889)	(5,569)
Provision for income taxes	10,935	319
Net loss	(39,824)	(5,888)
Less: Net loss attributable to non-controlling interest	(11,008)	—
Net loss attributable to Greenlane Holdings, Inc.	$(28,816)	$(5,888)

Net loss attributable to Class A common stock per share - basic and diluted (1)	$(0.96)
Weighted-average shares of Class A common stock outstanding - basic and diluted (1)	10,145

Other comprehensive income (loss):
Foreign currency translation adjustments	193	(77)
Unrealized loss on derivative instrument	(206)	—
Comprehensive loss	(39,837)	(5,965)
Less: Comprehensive loss attributable to non-controlling interest	(11,033)	—
Comprehensive loss attributable to Greenlane Holdings, Inc.	$(28,804)	$(5,965)
(1)Basic and diluted net loss per Class A common stock is presented only for the period after our organizational transactions. See "Note 1—Business Operations and Organization" for a description of the organizational transactions. See "Note 9—Stockholders' Equity/Members' Deficit - Net Loss Per Share" for the calculation of net loss per share.
The accompanying notes are an integral part of these consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CLASS B UNITS AND STOCKHOLDERS’ EQUITY / MEMBERS’ DEFICIT
(in thousands)

	Redeemable Class B Units	Members’ Deficit	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Stockholders’ Equity / Members’ Deficit
			Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2017	$—	$9,605	—	$—	—	$—	—	$—	$—	$—	$(209)	$—	$9,396
Issuance of redeemable Class B units	8,890	—	—	—	—	—	—	—	—	—	—	—	—
Member distributions, including subsidiary spinoff	(76)	(2,236)	—	—	—	—	—	—	—	—	—	—	(2,236)
Conversion of profits interests into redeemable Class B units	4,040	—	—	—	—	—	—	—	—	—	—	—	—
Redemption of Class A and redeemable Class B units	(2,079)	(12,996)	—	—	—	—	—	—	—	—	—	—	(12,996)
Net loss	(742)	(5,146)	—	—	—	—	—	—	—	—	—	—	(5,146)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(77)	—	(77)
Balance, December 31, 2018	10,033	(10,773)	—	—	—	—	—	—	—	—	(286)	—	(11,059)
Activity prior to the initial public offering and related organizational transactions:
Issuance of redeemable Class B units, net of issuance costs	6,514	—	—	—	—	—	—	—	—	—	—	—	—
Member distributions	(76)	(822)	—	—	—	—	—	—	—	—	—	—	(822)
Redemption of Class A and redeemable Class B units	(416)	(2,602)	—	—	—	—	—	—	—	—	—	—	(2,602)
Equity-based compensation	2,417	328	—	—	—	—	—	—	—	—	—	—	328
Net loss recognized prior to the organizational transactions	(3,291)	(15,798)	—	—	—	—	—	—	—	—	—	—	(15,798)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	20	—	20
Effects of the initial public offering and related organizational transactions:
Effects of the organizational transactions	(15,181)	29,667	—	—	—	—	—	—	(114,094)	—	203	99,404	15,180
Issuance of Class A common stock in the IPO, net of underwriting discount	—	—	5,250	53	—	—	—	—	82,950	—	—	—	83,003
Issuance of Class A common stock to convertible notes holders	—	—	3,548	35	—	—	—	—	60,277	—	—	—	60,312
Issuance of Class A common to stock selling stockholders	—	—	750	8	(106)	—	(1,935)	—	(7)	—	—	—	1
Issuance of Class A common stock to underwriter upon exercise of overallotment option	—	—	450	4	(63)	—	(1,161)	—	(4)	—	—	—	—
Issuance of Class B common stock	—	—	—	—	6,157	1	—	—	(1)	—	—	—	—
Issuance of Class C common stock	—	—	—	—	—	—	80,887	8	(8)	—	—	—	—
Issuance costs charged against the gross proceeds of the IPO	—	—	—	—	—	—	—	—	(3,523)	—	—	—	(3,523)
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	—	—	—	—	5,173	—	—	—	5,173
Joint venture consolidation	—	—	—	—	—	—	—	—	—	—	—	60	60
Activity subsequent to the initial public offering and related organizational transactions:
Net loss	—	—	—	—	—	—	—	—	—	(9,727)	—	(11,008)	(20,735)
Equity-based compensation	—	—	—	—	—	—	—	—	1,532	—	—	3,743	5,275
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(9)	(25)	(34)
Reclassification of effects of the organizational transactions	—	—	—	—	—	—	—	—	297	—	—	(297)	—
Repurchases of Class A common stock, constructively retired	—	—	(187)	(2)	—	—	—	—	(513)	—	—	—	(515)
Exchanges of noncontrolling interest for Class A common stock	—	—	1	—	(1)	—	—	—	2	—	—	(2)	—
Cancellation of Class B common stock due to equity-based compensation award forfeitures	—	—	—	—	(12)	—	—	—	27	—	—	(27)	—
Balance December 31, 2019	$—	$—	9,812	$98	5,975	$1	77,791	$8	$32,108	$(9,727)	$(72)	$91,848	$114,264

The accompanying notes are an integral part of these consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss (including amounts attributable to non-controlling interests)	$(39,824)	$(5,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,705	1,489
Debt issuance costs on convertible notes	—	2,637
TRA liability adjustment	(5,721)	—
Change in deferred tax asset, net	10,894	—
Unrealized gain on equity investment	(1,537)	—
Equity-based compensation expense	8,020	4,060
Change in fair value of convertible notes	12,063	—
Provision for doubtful accounts	352	658
Provision for slow moving or obsolete inventory	1,215	(36)
Loss from equity method investments in associated entities	—	234
Other	32	(87)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	635	(4,993)
Vendor deposits	(1,503)	(5,579)
Inventories	(12,954)	(11,941)
Deferred offering costs	(1,238)	(2,284)
Other current assets	(1,993)	(709)
Accounts payable	(11,261)	2,664
Accrued expenses	3,132	3,692
Customer deposits	80	2,505
Net cash used in operating activities	(36,903)	(13,578)
Cash flows from investing activities:
Acquisitions, net of cash acquired	(1,159)	785
Purchases of property and equipment, net	(2,020)	(10,897)
Purchase of intangible assets, net	(53)	(29)
Investment in equity securities	(500)	(75)
Net cash used in investing activities	(3,732)	(10,216)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock sold in initial public offering, net of underwriting costs	83,003	—
Deferred offering costs paid	(3,523)	—
Proceeds from issuance of convertible notes	8,050	38,875
Payment of debt issuance costs	(1,734)	(187)
Payments on long-term debt	—	(565)
Proceeds from notes payable	—	8,500
Payments on notes payable	(169)	(53)
Proceeds from line of credit, net	—	(611)
Payments of finance lease obligations	(107)	(122)
Deferred acquisition costs paid	(110)	—
Acquisition of treasury stock	(515)
Redemption of Class A and Class B units of Greenlane Holdings, LLC	(3,018)	(15,075)
Member distributions	(898)	(1,630)
Net cash provided by financing activities	80,979	29,132
Effects of exchange rate changes on cash	88	(77)
Net increase in cash	40,432	5,261
Cash, as of beginning of the period	7,341	2,080
Cash, as of end of the period	$47,773	$7,341

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$975	$3,182
Cash paid during the period for income taxes	$498	$125
Cash paid for amounts included in the measurement of operating lease liabilities	$1,119	$—

Non-cash investing activities and financing activities:
Conversion of convertible notes to Class A common stock	$60,313	$—
Redeemable Class B Units issued for acquisition of a subsidiary, net of issuance costs	$6,514	$8,890
Deferred offering costs included in "Accounts payable" and "Accrued expenses and other current liabilities"	$—	$1,500
Contingent consideration for the acquisition of Conscious Wholesale included in "Accrued expenses and other current liabilities"	$1,609	$—
Purchase consideration for the acquisition of Conscious Wholesale included in "Accrued expenses and other current liabilities"	$3,029	$—
Purchases of property, plant, and equipment with unpaid costs accrued in "Other liabilities"	$414	$53
Leased assets obtained in exchange for new finance lease liabilities	$86	$—
Leased assets obtained in exchange for new operating lease liabilities	$5,573	$—
Spinoff of equity investment in a subsidiary	$—	$682

The accompanying notes are an integral part of these consolidated financial statements.

GREENLANE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS OPERATIONS AND ORGANIZATION
Organization
Greenlane Holdings, Inc. (“Greenlane” and, collectively with the Operating Company (as defined below) and its consolidated subsidiaries, the “Company”, "we", "us" and "our") was formed as a Delaware corporation on May 2, 2018. We are a holding company that was formed for the purpose of completing an underwritten initial public offering (“IPO”) of shares of our Class A common stock (as defined below) and other related Transactions (as defined below) in order to carry on the business of Greenlane Holdings, LLC (the “Operating Company”). The Operating Company was organized under the laws of the state of Delaware on September 1, 2015, and is based in Boca Raton, Florida. Unless the context otherwise requires, references to the “Company” refer to us, and our consolidated subsidiaries, including the Operating Company. Our authorized shares consist of (i) Class A common stock, par value $0.01 per share (the “Class A common stock”); (ii) shares of Class B common stock, par value $0.0001 per share (the “Class B common stock"); (iii) shares of Class C common stock, par value $0.0001 per share (the “Class C common stock",and together with the Class A common stock and the Class B common stock, the “Common Stock”); and (iv) shares of preferred stock, par value $0.0001 per share.
As a result of the IPO and the Transactions described below, we became the sole manager of the Operating Company and our principal asset is Common Units of the Operating Company. As the sole manager of the Operating Company, we operate and control all of the business and affairs of the Operating Company, and we conduct our business through the Operating Company and its subsidiaries. We have a board of directors and executive officers, but no employees. All of our assets are held and all of our employees, are employed by the Operating Company.
We merchandise vaporizers and other products in the United States, Canada and Europe and we distribute to retailers through wholesale operations and to consumers through e-commerce activities. We operate four distribution centers in the United States, two distribution centers in Canada, and one distribution center in Europe.
Although we have a minority economic interest in the Operating Company, we have the sole voting interest in, and control the management of, the Operating Company, and we have the obligation to absorb losses of, and receive benefits from, the Operating Company, that could be significant. We determined that, as a result of the Transactions described below, the Operating Company is a variable interest entity (“VIE”) and that we are the primary beneficiary of the Operating Company. Accordingly, pursuant to the VIE accounting model, beginning in the fiscal quarter ended June 30, 2019, we consolidated the Operating Company in our consolidated financial statements and reported a non-controlling interest related to the Common Units held by the members of the Operating Company (other than the Common Units held by us) on our consolidated financial statements.
The Operating Company has been determined to be our predecessor for accounting purposes and, accordingly, the consolidated financial statements for periods prior to the IPO and the related Transactions have been adjusted to combine the previously separate entities for presentation purposes. Amounts for the period from January 1, 2018 through December 31, 2018 and from January 1, 2019 through April 22, 2019 presented in the consolidated financial statements and notes to the consolidated financial statements represent the historical operations of the Operating Company. Amounts for the period from April 23, 2019 through December 31, 2019 reflect our consolidated operations.
Following completion of the Transactions, including the IPO, we owned approximately 23.9% of the economics interests in the Operating Company and the founder and non-founder members of the Operating Company owned the remaining 76.1%.
Initial Public Offering and Organizational Transactions
On April 23, 2019, we completed our IPO of 6,000,000 shares of Class A common stock, which was comprised of 5,250,000 shares of Class A common stock sold by us and 750,000 shares sold by certain selling stockholders (comprised of Aaron LoCascio, Greenlane’s Chief Executive Officer, Adam Schoenfeld, Greenlane’s Chief Strategy Officer, and Jacoby & Co. Inc., an affiliated entity of Messrs. LoCascio and Schoenfeld), in each case at a public offering price of $17.00 per share. In addition, we issued 3,547,776 shares of our Class A common stock to the holders of convertible notes upon conversion of such convertible notes at a settlement price equal to 80% of the IPO price. On April 29, 2019, the underwriters purchased an additional 450,000 shares of our Class A common stock from selling stockholders pursuant to the exercise of their option to purchase additional shares in the IPO. We did not receive any proceeds from the sale of our Class A common stock by the selling stockholders. Our sale of Class A common stock generated aggregate net proceeds, after deducting the underwriting discounts and commissions and offering expenses we paid, of approximately $79.5 million. We contributed all of the net proceeds to the Operating Company in exchange for a number of common units of the Operating Company (“Common Units”) equal to the number of shares of our Class A common stock sold by us in the IPO at a price per Common Unit equal to the IPO price per share of Class A common stock. After giving effect to the IPO and the related Transactions and the use of the net proceeds from the IPO, we owned approximately 23.9% of the Operating Company’s outstanding Common Units. As a result of the IPO, Mr. Schoenfeld and Jacoby & Co. Inc. collectively control approximately 83.0% of the combined voting power of our common stock as a result of their ownership of our Class C common stock, which are issued on a three-to-one basis with the number of Common Units owned and each share of common stock is entitled to one vote all matters submitted to a vote of our stockholders.
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
● We amended and restated our certificate of incorporation to, among other things, provide for Class A common stock, Class B common stock and Class C common stock;
● We issued, for nominal consideration, one share of our Class B common stock to our non-founder members for each Common Unit they owned and issued, for nominal consideration, three shares of Class C common stock to our founder members for each Common Unit they owned;
● We issued and sold 3,547,776 shares of our Class A common stock upon conversion of the convertible notes at a settlement price equal to 80% of the IPO price;
● We issued and sold 1,200,000 shares of our Class A common stock to our members upon exchange of an equal number of Common Units, which shares were sold by the members as selling stockholders in the IPO, including 450,000 shares issued pursuant to the partial exercise of the underwriters’ option to purchase additional shares;
● We issued and sold 5,250,000 shares of our Class A common stock to the purchasers in the IPO, and used all of the net proceeds received from the IPO to acquire Common Units from the Operating Company at a purchase price per Common Unit equal to the IPO price per share of our Class A common stock, less underwriting discounts and commissions, which Common Units, when added to the Common Units received from the selling stockholders, collectively represented approximately 15.4% of the Operating Company’s outstanding Common Units after the IPO;
● The members of the Operating Company continue to own their Common Units not exchanged for the shares of our Class A common stock sold by them as selling stockholders in the IPO. Common Units are redeemable, subject to contractual restrictions, at the election of such members for newly-issued shares of our Class A common stock on a one-to-one basis (and their shares of our Class B common stock or our Class C common stock, as the case may be, will be canceled on a one-to-one basis in the case of our Class B common stock or three-to-one basis in the case of our Class C common stock upon any such issuance). We have the option to instead make a cash payment equal to a volume weighted average market price of one share of our Class A common stock for each Common Unit redeemed (subject to customary adjustments, including for stock splits, stock dividends and reclassifications) in accordance with the terms of the Operating Agreement. Our decision to make a cash payment upon a member’s redemption election will be made by our independent directors (within the meaning of the Nasdaq Marketplace Rules) who are disinterested in such proposed redemption; and
● We entered into (i) a Tax Receivable Agreement (the “TRA”) with the Operating Company and the Operating Company’s members and (ii) a Registration Rights (the “Registration Rights Agreement”) with the Operating Company’s members.
Our corporate structure following the IPO, as described above, is commonly referred to as an “Up-C” structure, which is often used by partnerships and limited liability companies when they undertake an initial public offering of their business. The Up-C structure allows the members of the Operating Company to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership, or “pass-through” entity, for income tax purposes following the IPO. One of these benefits is that future taxable income of the Operating Company that is allocated to its members will be taxed on a flow-through basis and therefore will not be subject to corporate taxes at the Operating Company entity level. Additionally, because the members may redeem their Common Units for shares of our Class A common stock on a one-for-one basis, or at our option, for cash, the Up-C structure also provides the members with potential liquidity that holders of non-publicly traded limited liability companies are not typically afforded.
We will receive the same benefits as the Operating Company's members because of our ownership of Common Units in an entity treated as a partnership, or “pass-through” entity, for income tax purposes. As additional Common Units from the Operating Company’s members are redeemed under the mechanism described above, we will obtain a step-up in tax basis in our share of the Operating Company’s assets. This step-up in tax basis will provide us with certain tax benefits, such as future depreciation and amortization deductions that can reduce the taxable income allocable to us. We entered into the TRA with the Operating Company and each of the Operating Company’s members, which provides for the payment by us to the Operating Company’s members of 85% of the amount of tax benefits, if any, that we actually realize (or in some cases, are deemed to realize) as a result of (i) increases in tax basis resulting from the redemption of Common Units and (ii) certain other tax benefits attributable to payments made under the TRA.
As a result of the completion of the Transactions, including the IPO, our amended and restated certificate of incorporation and the Operating Agreement require that (i) we at all times maintains a ratio of one Common Unit owned by us for each share of our Class A common stock issued by us (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities), and (ii) the Operating Company at all times maintains (x) a one-to-one ratio between the number of shares of our Class A common stock issued by us and the number of Common Units owned by us, (y) a one-to-one ratio between the number of shares of our Class B common stock owned by the non-founder members of the Operating Company and the number of Common Units owned by the non-founder members of the Operating Company, and (z) a three-to-one ratio between the number of shares of our Class C common stock owned by the founder members of the Operating Company and their affiliates and the number of Common Units owned by the founder members of the Operating Company and their affiliates.
The following table sets forth the economic and voting interests of holders of our Common Stock as of the date of this Form 10-K:

Class of Common Stock (ownership)	Total Shares Outstanding (1)	Class A Shares (as converted) (2)	Economic Interest in the Operating Company (3)	Voting Interest in Greenlane (4)	Economic Interest in Greenlane (5)
Class A	9,811,878	9,811,878	23.5%	10.5%	100.0%
Class B (non-founder members)	5,975,477	5,975,477	14.3%	6.4%	—%
Class C (founder members)	77,791,218	25,930,406	62.2%	83.1%	—%
Total	93,578,573	41,717,761	100.0%	100.0%	100.0%

(1) Represents the total number of outstanding shares for each class of common stock as of December, 31, 2019.
(2) Represents the number of shares of Class A common stock that would be outstanding assuming the exchange of all outstanding shares of Class B common stock and Class C common stock upon redemption of all related Common Units. Shares of Class B common stock and Class C common stock, as the case may be, would be canceled, without consideration, on a one-to-one basis in the case of Class B common stock and a three-to-one basis in the case of Class C common stock, pursuant to the terms and subject to the conditions of the Operating Agreement.
(3) Represents the indirect economic interest in the Operating Company through the holders' ownership of common stock.
(4) Represents the aggregate voting interest in us through the holders' ownership of Common Stock. Each share of Class A common stock, Class B common stock and Class C common stock entitles its holder to one vote per share on all matters submitted to a vote of our stockholders.
(5) Represents the aggregate economic interest in us through the holders' ownership of Class A common stock.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Our audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-K and Article 8 of Regulation S-X.
Principles of Consolidation

Our consolidated financial statements include our accounts, the accounts of the Operating Company, and the accounts of the Operating Company's consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
U.S. GAAP requires us to make estimates and assumptions that affect the amounts of assets and liabilities we report, our disclosures about contingent assets and liabilities and the amounts of revenue and expenses we report. On an ongoing basis, management evaluates these estimates and judgments. Actual results could differ from these estimates. Key estimates relate primarily to the accounts receivable allowance for doubtful accounts, determining the allowance for slow-moving or obsolete inventory, the valuation allowance with respect to deferred tax assets, the valuation of goodwill, the fair value of our contingent consideration arrangements, contingencies, including our TRA liability, and the valuation and assumptions underlying equity-based compensation.
Segment Reporting
Our chief operating decision makers (“CODMs”) are Aaron LoCascio, our Chief Executive Officer, and Ethan Rudin, our Chief Financial Officer. Beginning with the quarter ended March 31, 2019, we had a change in reportable segments as our Canadian operating segment met certain quantitative thresholds based upon which its separate disclosure was required. Our Canadian operating segment consists of the Operating Company’s wholly-owned, Canada-based, subsidiary. We completed our acquisition of ARI Logistics B.V. and Shavita B.V. (collectively, "Conscious Wholesale") based in Amsterdam, the Netherlands, on September 30, 2019. During the fourth quarter, we assigned goodwill from the Conscious Wholesale acquisition to our new European operating segment, which was also established as a reportable segment during the fourth quarter of 2019. See "Note 3—Business Acquisitions," and “Note 12—Segment Reporting.” Our United States operating segment is comprised of all other operating subsidiaries. Our United States, Canada, and Europe reportable segments have been identified based on how our CODMs manage the business, make resource allocation and operating decisions, and evaluate operating performance.
Business Combinations
Our business combinations are accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations (“ASC 805”). Under the acquisition method, we recognize 100% of the assets we acquire and liabilities we assume, regardless of the percentage we own, at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of the net assets and other identifiable intangible assets we acquire is recorded as goodwill. To the extent the fair value of the net assets we acquire, including other identifiable assets, exceeds the purchase price, a bargain purchase gain is recognized. The assets we acquire, and liabilities we assume from contingencies, are recognized at fair value if we can readily determine the fair value during the measurement period. The operating results of businesses we acquire are included in our consolidated statement of operations from the date of acquisition. Acquisition-related costs are expensed as incurred. See “Note 3— Business Acquisitions.”
Equity-Based Compensation
We account for equity-based compensation grants of equity awards to employees in accordance with ASC Topic 718, Compensation — Stock Compensation. This standard requires us to measure compensation expense based on the estimated fair value of share-based awards on the grant date and recognize as expense over the requisite service period, which is generally the vesting period. We estimate the fair value of stock options using the Black-Scholes model on the grant date. The Black-Scholes model requires us to use several variables to estimate the grant-date fair value of our equity-based compensation awards including expected term, expected volatility and risk-free interest rates. Our equity-based compensation costs are recognized using a graded vesting schedule. For liability-classified awards, we record fair value adjustments up to and including the settlement date. Changes in the fair value of our equity-based compensation liability that occur during the requisite service period are recognized as compensation cost over the vesting period. Changes in the fair value of the equity-based compensation liability that occur after the end of the requisite service period but before settlement, are recognized as compensation cost of the period in which the change occurs. We account for forfeitures as they occur. See “Note 10—Compensation Plans.”
Fair Value Measurements
We apply the provisions of ASC Topic 820, Fair Value Measurements, which defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. Fair value is defined as the exchange price we would receive for an asset or an exit price we would pay to transfer a liability in the principal, or most advantageous, market for our asset or liability in an orderly transaction with a market participant on the measurement date. We determine the fair market values of our financial instruments based on the fair value hierarchy, which requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following three levels of inputs may be used to measure fair value:
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
The carrying amounts of our financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and short-term debt, are carried at historical cost basis, which approximates their fair values because of their short-term nature. The fair value of our long-term debt is the estimated amount we would have to pay to repurchase the debt, inclusive of any premium or discount attributable to the difference between the stated interest rate and market rate of interest at each balance sheet date. As of December 31, 2019 and 2018, the carrying amount of our long-term debt approximated its fair value. On a recurring basis, we measure and record contingent consideration and our interest-rate swap arrangement using fair value measurements in the accompanying consolidated financial statements. See “Note 4—Fair Value of Financial Instruments.”
We also own equity securities of a private entity, which do not have readily determinable fair values. We elected to measure these equity securities at cost minus impairment, if any. At each reporting period, we make a qualitative assessment considering impairment indicators to evaluate whether our investment is impaired. The equity securities are adjusted to fair value when an observable price change can be identified. See “Investments” further below in Note 2.
Cash
For purposes of reporting cash flows, we consider cash on hand, checking accounts, and savings accounts to be cash. We also consider all highly-liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. We place our cash with high credit quality financial institutions, which provide insurance through the Federal Deposit Insurance Company. At times, the balance in our accounts may exceed federal insured limits. We perform periodic evaluations of the relative credit standing of these institutions and do not expect any losses related to such concentrations. As of December 31, 2019, and 2018, approximately $0.9 million and $0.2 million, respectively, of our cash balances were in foreign bank accounts and uninsured. As of December 31, 2019, and 2018, we had no cash equivalents.
Accounts Receivable, net
Accounts receivable represent amounts due from customers for merchandise sales and are recorded when revenue is earned and are carried at the original invoiced amount less an allowance for any potentially uncollectible amounts. An account is considered past due when payment has not been rendered by its due date based upon the terms of the sale. Generally, accounts receivable are due 30 days after the billing date. We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivable amounts. In evaluating our ability to collect outstanding receivable balances, we consider various factors including the age of the balance, the creditworthiness of the customer, the customer's current financial condition, current economic conditions, and other factors that may affect our ability to collect from customers. We write off accounts as uncollectible on a case-by-case basis. We pledge accounts receivable as collateral for our line of credit. See “Note 6—Long Term Debt.”
Inventories, net
Inventories consist of finished goods that we value at the lower of cost or net realizable value on a weighted average cost basis. We established an allowance for slow-moving or obsolete inventory based upon assumptions about future demands and market conditions. At December 31, 2019 and 2018, the reserve for obsolescence was approximately $1.3 million and $0.2 million, respectively. We pledge inventory as collateral for our line of credit. See “Note 6—Long Term Debt.”
Deferred Financing Costs
Costs incurred in obtaining certain debt financing are deferred and amortized over the respective terms of the related debt instruments using the interest method for term debt and the straight-line method for revolving debt. The debt issuance costs related to our revolving line of credit are presented as an asset in our consolidated balance sheets while the debt issuance costs related to our real estate note are presented net against the long-term debt in our consolidated balance sheets.
We account for costs of issuing equity instruments to effect business combinations as a reduction of the otherwise determined fair value of the equity instruments we issue. We expense any fees not associated with arranging equity or debt financing as incurred.
Property and Equipment, net
We state property and equipment at cost or, if acquired through a business combination, fair value at the date of acquisition. We calculate depreciation and amortization using the straight-line method over the estimated useful lives of the assets, except for our leasehold improvements, which are depreciated over the shorter of their estimated useful lives or their related lease term. Upon the sale or retirement of assets, the cost and related accumulated depreciation are removed from our accounts and the resulting gain or loss is credited or charged to income. We expense costs for repairs and maintenance when incurred. Property and equipment includes assets recorded under finance leases, see “Note 5—Leases.” We pledge property and equipment as collateral for our line of credit. See “Note 6—Long Term Debt.”
Impairment of Long-Lived Assets
We assess the recoverability of the carrying amount of our long lived-assets, including property and equipment and finite-lived intangibles, whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. An impairment loss would be assessed when estimated undiscounted future cash flows from the operation and disposition of the asset group are less than the carrying amount of the asset group. Asset groups have identifiable cash flows and are largely independent of other asset groups. Measurement of an impairment loss is based on the excess of the carrying amount of the asset group over its fair value. We recognized no impairment charges for long-lived assets during the years ended December 31, 2019 and 2018.
Intangible Assets, net
Our intangible assets consist of domain names, intellectual property, distribution agreements, proprietary technology, trademarks and tradenames, customer relationships, and other rights. We amortize intangible assets with finite lives over their estimated useful lives on a straight-line basis. The straight-line method of amortization represents our best estimate of the distribution of the economic value of the identifiable intangible assets. We carry intangible assets at cost less accumulated amortization. We assess the recoverability of finite-lived intangible assets in the same manner we do for property and equipment, as described above. We recognized no impairment charges for the years ended December 31, 2019 and 2018. See "Note 8—Supplemental Financial Statement Information."
Goodwill
Goodwill represents the excess of the price we paid over the fair value of the net identifiable assets we acquired in business combinations. In accordance with ASC Topic 350, Intangibles—Goodwill and Other, we review goodwill for impairment at the reporting unit level annually or, when events or circumstances dictate, more frequently. The impairment review for goodwill consists of a qualitative assessment of whether it is more-likely-than-not that a reporting unit's fair value is less than its carrying amount, and if necessary, a two-step goodwill impairment test. Factors to consider when performing the qualitative assessment include general economic conditions, limitations on accessing capital, changes in forecasted operating results and fluctuations in foreign exchange rates. If the qualitative assessment demonstrates that it is more-likely-than-not that the estimated fair value of the reporting unit exceeds its carrying value, it is not necessary to measure and record impairment loss. We may elect to bypass the qualitative assessment and proceed directly to a quantitative assessment, for any reporting unit, in any period. We can resume the qualitative assessment for any reporting unit in any subsequent period.
When we perform a quantitative impairment test, we use a combination of an income approach, a discounted cash flow valuation approach, and a market approach, using the guideline public company method, to determine the fair value of each reporting unit, and then compare the fair value to its carrying amount to determine the amount of impairment, if any. If a reporting unit’s fair value is less than its carrying amount, we record an impairment charge based on that difference, up to the amount of goodwill allocated to that reporting unit.

The quantitative impairment test requires the application of a number of significant assumptions, including estimated projections of future revenue growth rates, EBITDA margins, terminal value growth rates, market multiples, discount rates, and foreign currency exchange rates. The projections of future cash flows used to assess the fair value of the reporting units are based on the internal operating plans reviewed by management. The market multiples are based on comparable public company multiples. The discount rates are based on the risk-free rate of interest and estimated risk premiums for the reporting units at the time the impairment analysis is prepared. The projections of future exchange rates are based on the current exchange rates at the time the projections are prepared. If the fair value of the reporting unit exceeds its carrying value, no further analysis or write-down of goodwill is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the implied fair value of the reporting unit is allocated to all its underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair value. If necessary, goodwill is then written down to its implied fair value. We recognized no goodwill impairment charges during the years ended December 31, 2019 and 2018. See "Note 8—Supplemental Financial Statement Information."
Investments
Our investments in equity securities consist of a 1.49% ownership interest in Airgraft Inc. We determined that our ownership does not provide us with significant influence over the operations of this investee. Accordingly, we account for our investment in this entity as equity securities. Airgraft Inc. is a private entity and its equity securities do not have a readily determinable fair value. We elected to measure this security at cost minus impairment, if any. The security is adjusted to fair value when an observable price change can be identified. At December 31, 2019, the carrying value of this investment was approximately $2.0 million, which included an upward adjustment of $1.5 million based on an observable price change recognized during the year ended December 31, 2019. The adjustment was determined based on Airgraft Inc.’s price per share sold in connection with a new financing round during the third quarter of 2019, for shares which were determined to be similar to the equity securities held by us. This adjustment in the carrying value of the our investment in equity securities was recorded as an unrealized gain of approximately $1.5 million within "Other income, net," in our consolidated statement of operations for the year ended December 31, 2019.
Vendor Deposits
Vendor deposits represent prepayments we make to vendors for inventory purchases. A significant number of vendors require us to prepay for inventory purchases.
Vendor Incentives and Rebates
Sales incentives we receive in the form of payments from vendors solely to reimburse us for acting as the vendors' agent in redeeming a sales incentive that is between our vendor and our customers and end consumers are included in net sales in the consolidated statements of operations and comprehensive loss.
We also have agreements with certain vendors to receive volume rebates which are dependent upon reaching minimum purchase thresholds. When volume rebates can be reasonably estimated and it is probable that minimum purchase thresholds will be met, we record a portion of the rebate when or as we make progress towards the purchase threshold. Amounts received from vendors relating to volume rebates are considered a reduction of the carrying value of our inventory and, therefore, such amounts are ultimately recorded as a reduction of cost of goods sold in the consolidated statements of operations and comprehensive loss.
Deferred Offering Costs
We capitalized certain legal, accounting, and other third-party fees that were directly attributable to our IPO. Following the successful consummation of the IPO in April 2019, deferred offering costs of approximately $3.5 million were recorded in stockholders’ equity as a reduction of our additional paid-in capital.
Foreign Currency Translation
Our consolidated financial statements are presented in United States (U.S.) dollars. The functional currency of one of the Operating Company’s wholly-owned, Canada-based, subsidiaries is the Canadian dollar. The functional currency of the Operating Company’s wholly-owned, Netherlands-based subsidiary is the Euro. The assets and liabilities of these subsidiaries are translated into U.S. dollars at current exchange rate at each balance sheet date for assets and liabilities and an appropriate average exchange rate for each applicable period within our consolidated statements of operations and comprehensive loss. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The foreign currency translation adjustments are included in accumulated other comprehensive loss, a separate component of members’/stockholders’ deficit in our consolidated balance sheets. Other exchange gains and losses are reported within our consolidated statements of operations and comprehensive loss.

Comprehensive (Loss) Income
Comprehensive (loss) income includes net (loss) income as currently reported by us, adjusted for other comprehensive items. Other comprehensive items consist of foreign currency translation gains and losses and unrealized gains and losses on derivative financial instruments that qualify as hedges.
Advertising
We expense advertising costs as incurred and include them in general and administrative expenses in our consolidated statements of operations and comprehensive loss. Advertising costs were approximately $4.6 million and $3.8 million for the years ended December 31, 2019 and 2018, respectively.
Income Taxes
We are a corporation subject to income taxes in the United States. Certain subsidiaries of the Operating Company are taxable separately from us. Our proportional share of the Operating Company’s subsidiaries’ provisions are included in our consolidated financial statements.
Our deferred income tax assets and liabilities are computed for differences between the tax basis and financial statement amounts that will result in taxable or deductible amounts in the future. We compute deferred balances based on enacted tax laws and applicable rates for the periods in which the differences are expected to affect taxable income. A valuation allowance is recognized for deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine we would be able to realize our deferred tax assets for which a valuation allowance had been recorded, then we would adjust the deferred tax asset valuation allowance, which would reduce our provision for income taxes.

We evaluate the tax positions taken on income tax returns that remain open and positions expected to be taken on the current year tax returns to identify uncertain tax positions. Unrecognized tax benefits on uncertain tax positions are recorded on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the largest amount of tax benefit that is more than 50 percent likely to be realized is recognized. Interest and penalties related to unrecognized tax benefits are recorded in income tax benefit. We have no uncertain tax positions that qualify for inclusion in our consolidated financial statements. See “Note 11—Income Taxes.”
Tax Receivable Agreement (TRA)
We entered into the TRA with the Operating Company and each of the members of the Operating Company that provides for the payment by the Operating Company to the members of 85% of the amount of tax benefits, if any, that we may actually realize (or in some circumstances are deemed to realize) as a result of (i) increases in tax basis resulting from any future redemptions that are funded by us or exchanges of Common Units as described above in “Note 1—Business Operations and Organization” and (ii) certain other tax benefits attributable to payments made under the TRA.

We compute annual tax benefits by calculating the income taxes due, including such tax benefits, and the income taxes due without such benefits. The Operating Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. The TRA payments are not conditioned upon any continued ownership interest in the Operating Company. The rights of each noncontrolling interest holder under the TRA are assignable to transferees of its interest in the Operating Company. The timing and amount of aggregate payments due under the TRA may vary based on a number of factors, including the amount and timing of the taxable income the Operating Company generates each year and the applicable tax rate.

We periodically evaluate the realizability of the deferred tax assets resulting from the exchange of Common Units for our Class A common stock. If the deferred tax assets are determined to be realizable, we then assess whether payment of amounts under the TRA have become probable. If so, we record a TRA liability equal to 85% of such deferred tax assets. In subsequent periods, we assess the realizability of all of deferred tax assets subject to the TRA. If we determine that a deferred tax asset with a valuation allowance is realizable in a subsequent period, the related valuation allowance will be released and consideration of a corresponding TRA liability will be assessed. The realizability of deferred tax assets, including those subject to the TRA, is dependent upon the generation of future taxable income during the periods in which those deferred tax assets become deductible and consideration of prudent and feasible tax-planning strategies.

The measurement of the TRA is accounted for as a contingent liability. Therefore, once we determine that a payment to a member of the Operating Company has become probable and can be estimated, the estimated payment will be accrued. See “Note 11—Income Taxes.”
Revenue Recognition
We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Revenue is recognized when customers obtain control of goods and services promised by us. Revenue is measured based on the amount of consideration that we expect to receive in exchange for those goods or services, reduced by promotional discounts and estimates for return allowances and refunds.
We generate revenue primarily from the sale of finished products to customers, whereby each product unit represents a single performance obligation. We recognize revenue from product sales when the customer has obtained control of the products, which is either at point of sale or delivery to the customer, depending upon the specific terms and conditions of the arrangement.
We act as the principal in relation to our contracts with customers and recognize revenue on a gross basis as we (i) are the primary entity responsible for fulfilling the promise to provide the specified products in the arrangement with the customer and we provide the primary customer service for all products sold, (ii) have discretion in establishing the price for the specified products sold and selecting our suppliers, as applicable, and (iii) we maintain inventory risk upon accepting returns.
We established a supply chain for premium, patented, child-resistant packaging, closed-system vaporization solutions and custom-branded retail products. For these product offerings, we generally receive a deposit from the customer (generally 50% of the total order cost, but the amount can vary by customer contract), when an order is placed by a customer. We typically complete these orders within six weeks to three months from the date of order, depending on the complexity of the customization and the size of the order. Customer deposits, which represent deferred revenue, were approximately $3.2 million and $3.1 million at December 31, 2019 and 2018, respectively. See “Note 8—Supplemental Financial Statement Information.”
We estimate product returns based on historical experience and record them as a refund liability that reduces the net sales for the period. We analyze actual historical returns, current economic trends and changes in order volume when evaluating the adequacy of our sales returns allowance in any reporting period. Our liability for returns is included within "Accrued expenses and other current liabilities" in our consolidated balance sheets and was approximately $0.6 million and $0.5 million at December 31, 2019 and 2018, respectively. The recoverable cost of merchandise estimated to be returned by customers is included within "Other current assets" in our consolidated balance sheets and was approximately $0.3 million as of December 31, 2019 and 2018, respectively.
Our performance obligations for services are satisfied when the services are rendered within the arranged service period. Total service revenue is not material and accounted for less than 0.1% of revenues for the years ended December 31, 2019 and 2018. We provide no warranty on products sold. Product warranty is provided by the manufacturers.
We elected to account for shipping and handling expenses that occur after the customer has obtained control of products as a fulfillment activity in cost of sales. Shipping and handling fees charged to customers are included in net sales upon completion of our performance obligations. We apply the practical expedient provided for by ASC 606 by not adjusting the transaction price for significant financing components for periods less than one year. We also apply the practical expedient provided for by ASC 606 based upon which we generally expense sales commissions when incurred because the amortization period is one year or less. These costs are recorded within "Salaries, benefits and payroll tax expenses" in the consolidated statements of operations and comprehensive loss.
Taxes collected from customers for remittance to governmental authorities are excluded from net sales.
Net sales of products affected by the United States Food and Drug Administration's Enforcement Priorities for Electronic Nicotine Delivery Systems and Other Deemed Products on the Market Without Pre-market Authorization guidance accounted for approximately 17.8% and 25.6% of our net sales for the years ended December 31, 2019 and 2018, respectively. No single customer represented more than 10% of our net sales for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, no single customer represented more than 10% of our accounts receivable balance.
Treasury Stock

When Class A common stock is acquired for purposes other than formal or constructive retirement, the purchase price of the acquired stock is recorded in a separate treasury stock account, which is separately reported as a reduction of stockholders' equity.

When Class A common stock is retired or purchased for formal or constructive retirement, the purchase price is initially recorded as a reduction to the par value of the shares repurchased, with any excess purchase price over par value recorded as a reduction to additional paid-in capital related to the series of shares repurchased and any remainder excess purchase price recorded as a reduction to retained earnings. If the purchase price exceeds the amounts allocated to par value and additional paid-in capital related to the series of shares repurchased and retained earnings, the remainder is allocated to additional paid-in capital related to other series of shares.
Net Loss Per Share
Basic net income (loss) per share is computed by dividing net income (loss) attributable to us by the weighted average number of shares outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potential weighted average dilutive shares including stock options, restricted Common Units granted as equity-based compensation, and Common Units exchangeable for shares of our Class A common stock for the periods after the closing of the IPO. The dilutive effect of outstanding awards, if any, is reflected in diluted earnings per share by application of the treasury stock method or if-converted method, as applicable. See “Note 9—Stockholders' Equity/Members' Deficit - Net Loss Per Share.”
Recently Adopted Accounting Guidance
In February 2016, the Financial Accounting (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842), which, among other things, requires lessees to recognize substantially all leases on their balance sheets and disclose key information about leasing arrangements. The new standard establishes a right of use (“ROU”) model that requires a lessee to recognize a ROU asset and liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. The new standard became effective for the Company on January 1, 2019.
We adopted Topic 842 utilizing the modified retrospective adoption method with an effective date of January 1, 2019. We made the election to not apply the recognition requirements in Topic 842 to short-term leases (i.e., leases of 12 months or less) for all classes of underlying assets. Instead, we recognize lease payments in profit or loss on a straight-line basis over the lease term. In addition, in accordance with Topic 842, variable lease payments in the period in which the obligation for those payments is incurred are not included in the recognition of a lease liability or right-of-use asset. We elected to not separate non-lease components from the associated lease component for all underlying classes of assets with lease and non-lease components. The adoption of Topic 842 resulted in the recognition of operating lease liabilities of approximately $2.6 million and operating ROU assets of $2.4 million, primarily related to warehouses, retail stores, regional offices, and machinery and equipment. There was no cumulative effect adjustment to beginning Members' Deficit on the consolidated balance sheet. The accounting for our finance leases remained substantially unchanged, as finance lease liabilities and their corresponding ROU assets were already recorded on the consolidated balance sheets under the previous guidance. The adoption of Topic 842 did not have a significant effect on our results from operations or cash flows. See “Note 5—Leases” for additional disclosures required by Topic 842.
In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation: Improvements to Nonemployee Share Based Payment Accounting. ASU 2018-07 provides guidance on accounting for equity-based awards issued to nonemployees. The standard was effective for annual and interim periods beginning after December 15, 2018. We adopted this standard beginning January 1, 2019. Adoption of the new standard did not impact our consolidated financial statements as we did not have any outstanding equity-based compensation awards granted to non-employees prior to the adoption of this ASU.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The ASU expands and enhances hedge accounting to become more closely aligned with an entity’s risk management activities through hedging strategies. The ASU provides changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements and creates more transparency and makes the economic results presented in the financial statements easier to understand. In addition, the new guidance makes certain targeted improvements to ease the application of accounting guidance relative to hedge effectiveness. The standard was effective for annual and interim periods beginning after December 15, 2018. We adopted this ASU prospectively beginning July 1, 2019 and applied the guidance provided by the ASU to the derivative instrument discussed in "Note 4—Fair Value of Financial Instruments”. Adoption of the new standard did not impact our consolidated financial statements as we did not hold any derivative instruments to which this new ASU was applicable in earlier reporting periods.

Recently Issued Accounting Guidance Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses. The standard requires the use of an “expected loss” model on certain types of financial instruments. The standard also amends the impairment model for available-for-sale securities and requires estimated credit losses to be recorded as allowances rather than as reductions to the amortized cost of the securities. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2022 for filers that are eligible to be smaller reporting companies under the SEC's definition. Early adoption is permitted. We do not believe the adoption of this new guidance will have a material impact on our consolidated financial statements and disclosures.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This update is effective for us for fiscal years, and interim periods within those fiscal years, beginning January 1, 2020. We do not believe the adoption of this new guidance will have a material impact on our consolidated financial statements and disclosures.
NOTE 3. BUSINESS ACQUISITIONS
Pollen Gear LLC
Effective January 14, 2019, the Operating Company acquired a 100% interest in Pollen Gear LLC (“Pollen Gear”) in exchange for an aggregate four percent (4.0%) equity interest in the Operating Company. As consideration for the transaction, the Operating Company issued its Class B units, which, as described below in “Note 9—Stockholders’ Equity/Members’ Deficit,” were contingently redeemable by the holder. The Pollen Gear acquisition was accounted for as a business combination under the acquisition method under ASC Topic 805, Business Combinations. Pollen Gear has been consolidated in our consolidated financial statements commencing on January 14, 2019, the date of acquisition. Pollen Gear's operating activities have been integrated with an existing subsidiary of the Operating Company, and as such it is impracticable to identify post-acquisition revenues and earnings included within "net sales" and "net loss" in our consolidated statement of operations and comprehensive loss for the year ended December 31, 2019. The following table summarizes the purchase price allocation and the estimated fair value of the net assets acquired and liabilities assumed at the date of acquisition.

Pollen Gear LLC (in thousands)	January 14, 2019
Cash	$91
Accounts receivable	546
Vendor deposits	1,700
Other deposits	18
Property and equipment, net	342
Trade name	918
Design libraries	1,677
Goodwill	3,550
Net liabilities	(2,178)
Total purchase price	$6,664
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
Conscious Wholesale
Effective September 30, 2019, we acquired a 100% interest in Conscious Wholesale, a leading European wholesaler and retailer of consumption accessories, vaporizers, and other high-quality products. As consideration for the transaction, we paid $6.7 million, which consisted of $5.1 million in a combination of cash and our Class A common stock and $1.6 million of contingent consideration, payable in a combination of cash and our Class A common stock. The contingent consideration arrangement requires us to make contingent payments based on the achievement of certain operational and financial performance targets for the year ended December 31, 2020, as set forth in the acquisition agreement. We estimated the fair value of the contingent consideration by using a Monte Carlo simulation that includes significant unobservable inputs such as the risk-free rate, risk-adjusted discount rate, the volatility of the underlying financial metrics and projected financial forecast of the acquired business over the earn-out period. Conscious Wholesale has been consolidated in our consolidated financial statements commencing on September 30, 2019, the date of acquisition. "Net sales" and "net loss" in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2019 includes revenue and net loss of Conscious Wholesale from the date of acquisition through December 31, 2019 of approximately $2.6 million and $0.3 million, respectively.
We accounted for the Conscious Wholesale acquisition as a business combination under the acquisition method under ASC Topic 805, Business Combinations. The purchase price for the Conscious Wholesale acquisition was allocated based on estimates of the fair value of assets acquired and liabilities assumed at the acquisition date, with the excess allocated to goodwill. As a result of additional information obtained about facts and circumstances that existed as of the acquisition date, we calculated the working capital adjustment to the purchase price and recorded measurement period adjustments during the fourth quarter of 2019. The following table summarizes (in thousands) the purchase price allocation and the estimated fair value of the net assets acquired and liabilities assumed at the date of acquisition.

Conscious Wholesale	Estimated Fair Value as of Acquisition Date (as Previously Reported)	Measurement Period Adjustments	Estimated Fair Value as of Acquisition Date (as Adjusted)
Cash	$812	$—	$812
Accounts receivable	313	—	313
Inventory, net	1,820	—	1,820
Other assets	955	184	1,139
Trade names	153	—	153
Customer relationships	1,044	175	1,219
Goodwill	2,264	657	2,921
Net liabilities	(1,494)	(184)	(1,678)
Total purchase price	$5,867	$832	$6,699

Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information represents the combined results for us, Pollen Gear, and Conscious Wholesale for the years ended December 31, 2019 and 2018 as if Pollen Gear and Conscious Wholesale had been acquired by us on January 1, 2018, and their results had been included in our consolidated results beginning on that date (in thousands):

	Year Ended December 31,
	2019	2018
	(Unaudited)
Net Sales	$193,351	$190,794
Cost of Goods Sold	159,252	149,971
Gross Profit	34,099	40,823
Net Loss	$(39,621)	$(5,381)

The pro forma amounts have been calculated after applying our accounting policies to the financial statements of Pollen Gear and Conscious Wholesale and adjusting the combined results of us, Pollen Gear, and Conscious Wholesale (a) to remove Pollen Gear and Conscious Wholesale product sales to us and to remove the cost incurred by us related to products purchased from Pollen Gear and Conscious Wholesale prior to the acquisition, (b) to reflect the increased amortization expense that would have been charged assuming intangible assets identified in the acquisition of Pollen Gear and Conscious Wholesale had been recorded on January 1, 2018, and (c) to remove the transaction costs incurred by us related to the acquisition of Conscious Wholesale.

The impact of the Pollen Gear and Conscious Wholesale acquisitions on the actual results reported by us in subsequent periods may differ significantly from that reflected in this pro forma information for a number of reasons, including but not limited to, non-achievement of the expected synergies from these combinations and changes in the regulatory environment. As a result, the pro forma information is not necessarily indicative of what our financial condition or results of operations would have been had the acquisitions been completed on the applicable dates of this pro forma financial information. In addition, the pro forma financial information does not purport to project our future financial condition and results of operations.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of certain financial instruments we have including cash, accounts receivable, accounts payable and certain accrued expenses and other assets and liabilities approximate fair value due to the short-term nature of these instruments. Our financial liabilities measured at fair value on a recurring basis were as follows at December 31, 2019:

	Consolidated Balance Sheet Caption	Fair Value at December 31, 2019
(in thousands)		Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap contract	Other long-term liabilities	$—	$206	$—	$206
Contingent consideration	Accrued expenses and other current liabilities	—	—	1,568	1,568
Total Liabilities		$—	$206	$1,568	$1,774

There have been no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy. We did not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2018.

Derivative Instrument and Hedging Activity

On July 11, 2019, we entered into an interest rate swap contract to manage our risk associated with the interest rate fluctuations on the Company's floating rate Real Estate Note. The counterparty to this instrument is a reputable financial institution. The interest rate swap contract is entered into for periods consistent with the related underlying exposure and does not constitute a position independent of this exposure. Our interest rate swap contract was designated as a cash flow hedge at the inception date, and is reflected at its fair value in our consolidated balance sheet.
The fair value of our interest rate swap liability is determined based on the present value of expected future cash flows. Since our interest rate swap value is based on the LIBOR forward curve and credit default swap rates, which are observable at commonly quoted intervals for the full term of the swap, it is considered a Level 2 measurement.

Details of the outstanding swap contract as of December 31, 2019, which is a pay fixed and receive floating contract, is as follows:

Swap Maturity	Notional Value (in thousands)	Pay Fixed Rate	Receive Floating Rate	Floating Rate Reset Terms
October 1, 2025	$8,297	2.07750%	One-Month LIBOR	Monthly

We performed an initial qualitative assessment of hedge effectiveness using the hypothetical derivative method in the period in which the hedging transaction was entered, as the critical terms of the hypothetical derivative and the hedging instrument were the same. On a quarterly basis, we perform a qualitative analysis for quarterly prospective and retrospective assessments of hedge effectiveness. The unrealized loss on the derivative instrument is included within "Other comprehensive income (loss)" in our consolidated statement of operations and comprehensive loss for the year ended December 31, 2019. There was no measure of hedge ineffectiveness and no reclassifications from other comprehensive loss into interest expense for the year December 31, 2019. We did not have any derivative instruments at December 31, 2018.

Contingent Consideration

For the Conscious Wholesale acquisition, additional purchase price payments ranging from $0 to $3.4 million are contingent upon the achievement of certain operational and financial targets measured through December 31, 2020. At the date of acquisition, we estimated the preliminary fair value of the contingent consideration to be approximately $1.6 million as discussed in "Note 3—Business Acquisitions". The estimate of the fair value of contingent consideration was determined by applying a risk-neutral framework using a Monte Carlo Simulation, which includes inputs not observable in the market, such as the risk-free rate, risk-adjusted discount rate, the volatility of the underlying financial metrics and projected financial forecast of the acquired business over the earn-out period, and therefore represents a Level 3 measurement. Significant increases or decreases in these inputs could result in a significantly lower (higher) fair value measurement of the contingent consideration liability. Changes in the fair value of our contingent consideration from business combinations are included within "Other income, net" in our consolidated statements of operations and comprehensive loss.

A reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2019 is as follows:

(in thousands)	Conscious Wholesale Contingent Consideration	Convertible Notes
Balance at December 31, 2018	$—	$40,200
Convertible notes issued in January 2019	—	8,050
Contingent consideration issued in September 2019	1,609	—
Total (gains) losses in fair value included in results of operations	(41)	12,063
Conversion of convertible debt to Class A common stock	—	$(60,313)
Balance at December 31, 2019	$1,568	$—

NOTE 5. LEASES
Lessee
We lease warehouses, retail stores, regional offices, and machinery and equipment. Lease terms are generally three years to seven years for warehouses, office space and retail store locations, and up to seven years for other leased equipment and property.
We adopted ASC Topic 842, Leases (“ASC 842”) utilizing the modified retrospective adoption method with an effective date of January 1, 2019. We made the election to not apply the recognition requirements in Topic 842 to short-term leases (i.e., leases of 12 months or less). Instead, we may recognize the lease payments in profit or loss on a straight-line basis over the lease term. We elected this accounting policy for all classes of underlying assets. In addition, in accordance with Topic 842, variable lease payments in the period in which we incur the obligation for those payments are not included in the recognition of a lease liability or right-of-use (ROU) asset. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. We recognize ROU assets and liabilities at the lease commencement date based on the estimated present value of lease payments over the lease term. When available, we use the rate implicit in the lease to discount lease payments to present value. However, we do have leases that do not provide a readily determinable implicit rate. For such leases, we estimate the incremental borrowing rate to discount lease payments based on information available at lease commencement. We elected to not separate non-lease components from the associated lease component for all underlying classes of assets with lease and non-lease components.
As of December 31, 2019, we had 13 facilities under operating leases consisting of warehouses, regional offices, and retail stores, with lease term expirations between 2020 and 2026.
Rent expense consists of monthly lease rents for warehouses, regional offices, and retail stores under the terms of our lease agreements recognized on a straight-line basis. Rent expense under operating leases was approximately $1.3 million and $1.2 million for the years ended December 31, 2019 and 2018, respectively.
The following table provides details of our future minimum lease payments under finance lease liabilities and operating lease liabilities recorded in our consolidated balance sheet as of December 31, 2019. The table below does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

	Finance Leases	Operating Leases	Total Finance and Operating Lease Obligations
	(in thousands)
2020	$133	$1,290	$1,423
2021	120	1,075	1,195
2022	57	1,074	1,131
2023	19	1,072	1,091
2024	4	768	772
Thereafter	—	268	268
Total minimum lease payments	$333	$5,547	$5,880
Less: imputed interest	23	619	642
Present value of minimum lease payments	$310	$4,928	$5,238
Less: current portion	116	1,084	1,200
Long-term portion	$194	$3,844	$4,038
The majority of our finance lease obligations relate to leased warehouse equipment. Payments under our finance lease agreements are fixed for terms ranging from three to five years. Accounting for finance leases is substantially unchanged under Topic 842. We recorded approximately $0.3 million of finance lease assets, net within "property and equipment, net" as of December 31, 2019, and the related liabilities within "current portion of finance leases" and "finance leases, less current portion," in our consolidated balance sheets. The table below presents information related to our finance and operating leases:

December 31, 2019
(in thousands)
Finance lease cost
Amortization of leased assets (a)	$130
Interest of lease liabilities (a)	24
Operating lease costs
Operating lease cost (a)	919
Variable lease cost (a)	378
Total lease cost	$1,451
(a)Expenses are classified within "general and administrative expenses" within our consolidated statement of operations and comprehensive loss.
The table below presents lease-related terms and discount rates as of December 31, 2019:

December 31, 2019
Weighted average remaining lease terms
Operating leases	4.3 years
Finance leases	2.8 years
Weighted average discount rate
Operating leases	4.9%
Finance leases	6.7%
Lessor
We have five operating leases for office space leased to third-party tenants in our corporate headquarters building in Boca Raton, Florida. For the year ended December 31, 2019, we had approximately $0.7 million in rental income related to these operating leases, which we include within “Other income, net” in our consolidated statement of operations and comprehensive loss. We did not have any rental income for the year ended December 31, 2018.

The following table represents the maturity analysis of undiscounted cash flows related to lease payments which we expect to receive from our existing operating lease agreements with tenants:

Rental Income	(in thousands)
2020	$579
2021	544
2022	55
2023	—
Thereafter	—
Total	$1,178

NOTE 6. LONG TERM DEBT
Our long-term debt, excluding operating lease liabilities and finance lease liabilities, consisted of the following amounts at the dates indicated:

	December 31, 2019	December 31, 2018
	(in thousands)
3.0% note payable to a lender in relation to a four-year vehicle loan for the purchase of a truck used in operations.	$18	$24

Credit note with a lender for the purchase of our Corporate headquarters building with a maturity date of October 1, 2025. Interest on the principal balance outstanding on the note is due monthly at a rate of LIBOR plus 2.39% per annum.	8,297	8,460

Convertible notes issued in December 2018 and in January 2019	—	40,200
	8,315	48,684
Less unamortized debt issuance costs	(119)	(140)
Less current portion of long-term debt	(178)	(168)
Long-term debt, net, excluding operating leases and finance leases	$8,018	$48,376

Line of Credit
On October 1, 2018, the Operating Company, as the borrower, entered into an amended and restated revolving credit note (the “line of credit”) with Fifth Third Bank, for a $15 million revolving credit loan with a maturity date of August 23, 2020. Interest on the principal balance outstanding on the line of credit is due monthly at a rate of LIBOR plus 3.50% per annum provided that no default has occurred. The Operating Company’s obligations under the line of credit are guaranteed by Jacoby & Co. Inc., all of our operating subsidiaries, and, until the agreement was amended in connection with the IPO as described below, personally by our Chief Executive Officer and Chief Strategy Officer, and are collateralized by our accounts receivable, inventory, property and equipment, deposit accounts, intangibles and other assets, and an assignment of member life insurance policies. The line of credit borrowing base is 80% of eligible accounts receivable plus 50% of eligible inventory. The line of credit covenants requires a fixed charge coverage ratio of no less than 1.25, to be calculated on a quarterly basis on the last day of each calendar quarter.
On April 5, 2019, we entered into a second amendment (“Second Amendment”) to our first amended and restated credit agreement, dated October 1, 2018. This Second Amendment amends and restates the definition of the guarantor under the terms of the agreement, wherein both our Chief Executive Officer and our Chief Strategy Officer were released from all obligations under the Amended and Restated Guaranty to the Credit Agreement dated October 1, 2018. All other terms of the agreement remain unchanged.
There were no borrowings outstanding on our line of credit at December 31, 2019 or December 31, 2018.

Real Estate Note
On October 1, 2018, one of the Operating Company’s wholly-owned subsidiaries closed on the purchase of a building for $10 million, which serves as our corporate headquarters. The purchase was financed through a real estate term note (the “Real Estate Note”) in the principal amount of $8.5 million, with one of the Operating Company’s wholly-owned subsidiaries as the borrower and Fifth Third Bank as the lender. Principal amounts plus any accrued interest at a rate of LIBOR plus 2.39% are due monthly. Our obligations under the Real Estate Note are secured by a mortgage on the property. Our Real Estate Note is subject to an interest rate swap contract. See “Note 4—Fair Value of Financial Instruments.”
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
Convertible Notes
On December 21, 2018, the Operating Company issued an aggregate of $40.2 million in convertible promissory notes (the “convertible notes”) and received net cash proceeds of $38.9 million. Approximately $15.1 million of the net cash proceeds received from the issuance of the convertible notes were used to redeem equity interests of existing members of the Operating Company. On January 4, 2019, the Operating Company issued an additional $8.1 million in convertible notes and received net cash proceeds of $6.5 million after approximately $0.4 million of debt issuance costs related to the January 2019 note issuance, and approximately $1.2 million of costs paid in January 2019 related to the issuance of the December 2018 convertible notes. Approximately $3.0 million of the net cash proceeds received from the issuance of the convertible notes were used to redeem equity interests of existing members of the Operating Company. The balance of the net proceeds has been or will be used for general corporate purposes. Total debt issuance costs of $0.4 million and $2.6 million associated with the issuance of convertible notes were expensed and recognized as interest expense in our consolidated statements of operations and comprehensive loss for the year ended December 31, 2019 and 2018, respectively. For the year ended December 31, 2019, we recognized a change in fair value of the convertible notes of $12.1 million in our consolidated statements of operations and comprehensive loss.
The convertible notes did not accrue interest. On April 23, 2019, in connection with the closing of the IPO, we issued 3,547,776 shares of our Class A common stock to the holders of the convertible notes upon conversion of the convertible notes of the Operating Company at a settlement price equal to 80% of the IPO price per share; see “Note 1—Business Operations and Organization.” The convertible notes also contained other settlement provisions if an IPO did not occur within one year of their issuance date. There were no convertible notes outstanding at December 31, 2019.
NOTE 7. COMMITMENTS AND CONTINGENCIES
Contingencies
In the ordinary course of business, we are involved in various legal proceedings involving a variety of matters. We do not believe there are any pending legal proceedings that will have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties.

On August 2, 2019, a purported stockholder of the Company filed a purported class action lawsuit against the Company, officers and directors of the Company, and the underwriters for related to the Company’s initial public offering. The complaint alleges, among other things, that the Company’s registration statement related to its initial public offering contained untrue statements of material fact and, or omitted to state material facts necessary to make the statements in the registration statement not misleading, in violation of Sections 11, 12 and 15 of the Securities Act of 1933, as amended. Since August 2, four additional purported class action lawsuits have been filed making substantially similar allegations. At this time, the class has not been certified and the Company cannot estimate the amount of damages (if any) being sought by the plaintiffs.
Three of the complaints alleging violations of securities laws as described above were filed against the Company in the Circuit Court of the Fifteenth Judicial Circuit for Palm Beach County, Florida. These cases have been consolidated under the caption In re Greenlane Holdings, Inc. Securities Litigation (Case No. 50-2019-CA-010026). The plaintiffs filed an amended complaint on December 9, 2019 and the Company filed a motion to dismiss on February 7, 2020.

Two of the complaints alleging violations of securities laws as described above were filed against the Company in the United States District Court for the Southern District of Florida. These cases have been consolidated under the caption In re Greenlane Holdings, Inc. Securities Litigation (Case No. 19-CV-81259). The plaintiffs filed an amended complaint on March 6, 2020 and the Company filed a motion to dismiss on March 20, 2020.

We can provide no assurances as to the outcome of these lawsuits or as to the costs associated with them. However, we believe the claims are without merit and intend to vigorously defend ourselves.
See “Note 5—Leases” for details of our future minimum lease payments under finance lease liabilities and operating lease liabilities.
See "Note 11—Income Taxes" for information regarding income tax contingencies.
Supplier Concentration
We have two major vendors whose products accounted for an aggregate of approximately 49.8% of our total net sales and 48.8% of our total purchases for the year ended December 31, 2019, and an aggregate of approximately 52.1% of our total net sales and 59.1% of our total purchases for the year ended December 31, 2018. We expect to maintain our existing relationships with these vendors.
NOTE 8. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Property and Equipment, Net
The following is a summary of our property and equipment, at costs less accumulated depreciation and amortization:

	As of December 31,		Estimated useful life
	2019	2018
	(in thousands)
Furniture, equipment and software (includes $0.5 million and $0.4 million under finance leases and capital leases, respectively)	$3,130	$2,095	3 - 7 years
Personal property	1,105	1,090	5 years
Leasehold improvements	1,077	342	Lesser of lease term or 5 years
Land improvements	601	601	15 years
Building	8,064	7,773	39 years
Land	691	691
Work in process	712	—
	15,380	12,592
Less: accumulated depreciation (includes $0.2 million and $0.1 million under finance leases and capital leases, respectively)	2,215	951
Property and equipment, net	$13,165	$11,641
Depreciation expense for property and equipment (excluding assets recorded under finance leases and capital leases) for the years ended December 31, 2019 and 2018 was approximately $1.2 million and $0.4 million, respectively.
Intangible Assets, Net
Identified intangible assets consisted of the following at the dates indicated below:

	December 31, 2019
	Gross carrying amount	Accumulated amortization	Carrying value	Estimated useful life
	(in thousands)
Design libraries	$1,677	$(103)	$1,574	15 years
Trademarks and tradenames	3,388	(962)	2,426	1-15 years
Customer relationships	2,446	(473)	1,973	5-15 years
Other intangibles	2,089	(1,761)	328	2-15 years
	$9,600	$(3,299)	$6,301

	December 31, 2018
	Gross carrying amount	Accumulated amortization	Carrying value	Estimated useful life
	(in thousands)
Trademarks and tradenames	$2,285	$(459)	$1,826	5-10 years
Customer relationships	1,196	(199)	997	5 years
Other intangibles	2,061	(1,222)	839	2-15 years
	$5,542	$(1,880)	$3,662
The changes in the gross carrying amount of our trademarks and tradenames, customer relationships, and design libraries are primarily due to the acquisition of Pollen Gear and Conscious Wholesale (see "Note 3—Business Combinations"). The weighted-average amortization period for intangible assets we acquired during the year ended December 31, 2019 was approximately 14 years. The weighted-average amortization period for trademarks and tradenames, customer relationships, and design libraries we acquired during the year ended December 31, 2019 was approximately 13 years, 15 years, and 15 years, respectively.
Amortization expense for intangible assets was approximately $1.4 million and $1.1 million during the years ended December 31, 2019 and 2018, respectively. Total estimated amortization expense for our intangible assets for the years 2020 through 2024 are as follows:

Amortization Expense	(in thousands)
2020	$1,240
2021	$916
2022	$915
2023	$417
2024	$319

Goodwill
For the year ended December 31, 2019, we recognized approximately $6.5 million in goodwill related to business acquisitions. The goodwill generated from the business acquisitions is primarily related to the value we placed on expected business synergies. See “Note 3—Business Acquisitions.” The amount of goodwill deductible for tax purposes from the Pollen Gear acquisition is expected to be approximately $3.6 million. The amount of goodwill from the Conscious Wholesale acquisition is not tax deductible for income tax purposes in any jurisdiction in which we operate.
During the fourth quarter of 2019, we performed a qualitative assessment for our Europe reporting unit and a quantitative assessment for our U.S. reporting unit. Based on these assessments, we concluded that the fair values of our reporting units exceeded their book values and no impairment charges were required. The estimated fair value of our reporting units is highly sensitive to changes in the underlying projections and assumptions; therefore, in some instances, changes in these assumptions could potentially lead to impairment. Specifically, the decrease in the share price of our Class A common stock since December 31, 2019 and the recent outbreak COVID-19 may have material impacts on the assumptions used in determining the fair value of our reporting units. Should these factors persist unabated, the fair value of our reporting units may decrease below their carrying values and result in an impairment charge to goodwill in future periods.
Changes in the carrying amount of our goodwill by reporting unit for the year ended December 31, 2019 were as follows:

(in thousands)	U.S.	Canada	Europe	Total
Balance at December 31, 2018	$5,446	$—	$—	$5,446
Acquisitions (see Note 3—Business Acquisitions)	3,550	—	2,921	6,471
Impairment expense	—	—	—	—
Foreign currency translation adjustment	—	—	65	65
Balance at December 31, 2019	$8,996	$—	$2,986	$11,982

Accrued Expenses and Other Current Liabilities
The following table summarizes the composition of accrued expenses and other current liabilities as of the dates indicated:

	December 31, 2019	December 31, 2018
	(in thousands)
Accrued expenses and other current liabilities:
Accrued purchase price consideration for business acquisition	$3,029	$—
Contingent consideration payable	1,568	—
Accrued taxes, state and income	1,423	665
Payroll related including bonus	1,314	1,314
Accrued offering costs	—	1,500
Other	3,088	3,490
	$10,422	$6,969
Customer Deposits
We established a supply chain for premium, patented, child-resistant packaging, closed-system vaporization solutions and custom-branded retail products. For these product offerings, we generally receive a deposit from the customer (generally 50% of the total order cost, but the amount can vary by customer contract), when an order is placed by a customer. Changes in our customer deposits during the year ended December 31, 2019 are as follows:

(in thousands)	Customer Deposits
Balance as of December 31, 2018	$3,071
Increases due to deposits received, net of other adjustments	10,770
Revenue recognized	(10,689)
Balance as of December 31, 2019	$3,152

We typically complete orders related to customer deposits within six weeks to three months from the date of order, depending on the complexity of the customization and the size of the order.
Accumulated Other Comprehensive Loss
For the years ended December 31, 2019 and 2018, changes in accumulated other comprehensive loss were as follows:

(in thousands)	Foreign Currency Translation	Unrealized Loss on Derivative Instrument	Total
Balance at December 31, 2017	$(209)	$—	$(209)
Other comprehensive loss	(77)	—	(77)
Balance at December 31, 2018	(286)	—	(286)
Other comprehensive income (loss)	193	(206)	(13)
Effects of the reorganization transactions	203	—	203
Other comprehensive (income) loss attributable to noncontrolling interest	(132)	156	24
Balance at December 31, 2019	$(22)	$(50)	$(72)

NOTE 9. STOCKHOLDERS’ EQUITY / MEMBERS’ DEFICIT
On April 17, 2019, in connection with the IPO and the Transactions, we amended and restated our certificate of incorporation. After giving effect to the amendment and restatement of our certificate of incorporation, the total number of shares of all classes of stock that we are authorized to issue is two hundred forty-five million (245,000,000), consisting of (i) one hundred twenty-five million (125,000,000) shares of our Class A common stock; (ii) ten million (10,000,000) shares of our Class B common stock; and (iii) one hundred million (100,000,000) shares of our Class C common stock; and (iv) ten million (10,000,000) shares of our preferred stock, par value $0.0001 per share. Pursuant to the amended and restated certificate of incorporation, the two hundred (200) shares of our common stock, par value $0.01 per share, issued and outstanding prior to the effective time were canceled without further action by, or consideration to, the holders thereof.
Shares of our Class A common stock have both voting interests and economic interests (i.e., the right to receive distributions or dividends, whether cash or stock, and proceeds upon dissolution, winding up or liquidation), while shares of our Class B common stock and Class C common stock have voting interests but no economic interests. Each share of our Class A common stock, Class B common stock and Class C common stock entitles the record holder thereof to one vote on all matters on which stockholders generally are entitled to vote, and except as otherwise required in the amended and restated certificate of incorporation, the holders of Common Stock will vote together as a single class on all matters (or, if any holders of our preferred stock are entitled to vote together with the holders of Common Stock, as a single class with such holders of preferred stock).
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
As discussed in “Note 1—Business Operations and Organization,” we completed our IPO of 6,000,000 shares of our Class A common stock (which was comprised of 5,250,000 shares of our Class A common stock sold by us and 750,000 shares of our Class A common stock sold by certain selling stockholders, comprised of Messrs. LoCascio and Schoenfeld and an affiliated entity of Messrs. LoCascio and Schoenfeld) at a public offering price of $17.00 per share on April 23, 2019 and became the sole manager of the Operating Company. As part of the Transactions, the Class B units were converted to Common Units of the Operating Company and the put right was eliminated. There were no redeemable Class B units outstanding at December 31, 2019.

Class A Common Stock Repurchases
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
Non-Controlling Interests
As discussed in “Note 1—Business Operations and Organization,” we consolidate the financial results of the Operating Company and report a non-controlling interest related to the Common Units held by non-controlling interest holders on our consolidated financial statements.
As of December 31, 2019, we owned 23.5% of the economic interests in the Operating Company, with the remaining 76.5% of the economic interests owned by non-controlling interest holders. The non-controlling interests on the accompanying consolidated statements of operations and comprehensive loss represent the portion of the loss attributable to the economic interest in the Operating Company held by the non-controlling holders of Common Units calculated based on the weighted average non-controlling interests’ ownership during the periods presented.
During the year ended December 31, 2019, we issued an aggregate of 1,000 shares of our Class A common stock to members of the Operating Company in connection with such members' redemptions of an equivalent number of Common Units and the corresponding cancellation of an equivalent number of our Class B common stock. The redemptions occurred pursuant to the terms of the Operating Company's operating agreement. There were no changes to the economic ownership of the Operating Company, voting interest in us, or economic interest in us as a result of such redemptions.
Net Loss Per Share
Basic net loss per share of our Class A common stock is computed by dividing net loss attributable to us by the weighted-average number of shares of our Class A common stock outstanding during the period. Diluted net loss per share of our Class A common stock is computed by dividing net loss attributable to us by the weighted-average number of shares of our Class A common stock outstanding adjusted to give effect to potentially dilutive elements. Diluted net loss per share for all periods for which loss per share is presented is the same as basic net loss per share as the inclusion of potentially issuable shares would be antidilutive.
Prior to the amendment and restatement of the Operating Company’s LLC Agreement on April 17, 2019 in connection with the IPO, the Operating Company’s membership interests were defined solely as percentage interests as the LLC Agreement did not define a number of membership units outstanding or authorized. As a result, a calculation of basic and diluted earnings per unit for the year ended December 31, 2018 was not presented in our consolidated financial statements, as a denominator to the calculation could not be determined.
The basic and diluted net loss per share for the year ended December 31, 2019 includes only the period from the IPO closing on April 23 through December 31, 2019. The Class A common shares which will be delivered as part of the purchase price consideration for the Conscious Wholesale acquisition were included in the basic and diluted weighted-average shares outstanding calculation for the year ended December 31, 2019 as though they had been issued on the acquisition date of September 30, 2019.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of our Class A common stock is as follows (in thousands):

For the year ended December 31, 2019
Numerator:
Net loss	$(20,735)
Less: Net loss attributable to non-controlling interests	(11,008)
Net loss attributable to Class A common stockholders	$(9,727)
Denominator:
Weighted average shares of Class A common stock outstanding	10,145
Net loss per share of Class A common stock - basic and diluted	$(0.96)
For the year ended December 31, 2019, 5,975,477 shares of our Class B common stock, 77,791,218 shares of our Class C common stock and 629,773 stock options were excluded from the weighted-average in the computation of diluted net loss per share of our Class A common stock because the effect would have been anti-dilutive.
Shares of our Class B common stock and Class C common stock do not share in our earnings or losses and are therefore not participating securities. As such, separate calculations of basic and diluted net loss per share for each of our Class B common stock and Class C common stock under the two-class method have not been presented.
NOTE 10. COMPENSATION PLANS
Equity-based compensation cost is measured at the grant date for all equity-based awards made to employees based on the fair value of the awards and is attributed on a straight-line basis for awards with service conditions and on an accelerated attribution basis for awards with performance conditions over the requisite service period, which is generally the vesting period.
We account for grants of equity awards to employees in accordance with ASC 718, Compensation-Stock Compensation. We use the Black-Scholes option-pricing model to determine the fair value of the stock option awards. We estimate the expected volatility by using a weighted average of the historical volatility of our common stock and the historical volatilities of a peer group comprised of publicly-traded companies in the same industry. The risk-free interest rate is based on United States Treasury zero-coupon issues with remaining terms similar to the expected term of the stock option awards. The expected term for stock options granted is estimated using the “simplified” method, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the stock option due to our lack of sufficient historical data.
2019 Equity Incentive Plan
On April 17, 2019, we adopted the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan provides eligible participants with compensation opportunities in the form of cash and equity incentive awards. The 2019 Plan is designed to enhance our ability to attract, retain and motivate our executive officers and other key management and incentivizes executives to increase our long-term growth and equity value in alignment with the interests of our stockholders. Under the 2019 Plan, we may grant up to 5,000,000 stock options and other equity-based awards to employees, directors and officers.
In connection with the IPO, we granted an aggregate of 176,784 options to our directors and certain employees. The stock options were granted with an exercise price of $17.00 per share and vest ratably over a zero to four-year period. Additionally, we granted an aggregate of 477,500 options to certain employees on August 20, 2019. The stock options were granted with an exercise price of $6.42 per share and vest ratably over a five to ten-year period. During the year ended December 31, 2019, we recorded compensation expense of approximately $1.1 million related to stock options, which was included within "salaries, benefits and payroll taxes" in our consolidated statement of operations and comprehensive loss. Total unrecognized compensation expense related to unvested stock options was approximately $3.0 million, which we expect to recognize over a weighted-average period of 4.2 years.
The fair value of the stock option awards during the year ended December 31, 2019 was determined on the grant dates using the Black-Scholes valuation model based on the following ranges of weighted-average assumptions:

December 31, 2019
Expected volatility (1)	85%
Expected dividend yield (2)	—
Expected term (3)	2.50 - 7.75 years
Risk-free interest rate (4)	1.49% - 2.49%

(1)Expected volatility is based on the historical volatility of a selected peer group over a period equivalent to the expected term.
(2)We assumed a dividend yield of zero as management has no plans to declare dividends in the foreseeable future.
(3)Expected term represents the estimated period of time until an award is exercised and was determined using the simplified method.
(4)The risk-free rate is an interpolation of yields on U.S. Treasury securities with maturities equivalent to the expected term.
A summary of stock option activity for the year ended December 31, 2019 is as follows:

	Stock Options
	Number of Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2018	—	$—
Granted	654,284	9.28
Exercised	—	—
Forfeited	(24,511)	17.00
Outstanding as of December 31, 2019	629,773	$8.98

The weighted-average grant date fair value of options granted for the year ended December 31, 2019 was $6.70. There were no stock options granted for the year ended December 31, 2018. The total fair value of stock options vested during the year ended December 31, 2019 was approximately $0.1 million.
Common Units of the Operating Company Granted as Equity-Based Compensation
In connection with the closing of the IPO, we consummated certain organizational transactions with the Operating Company, as described in further detail in “Note 1—Business Operations and Organization,”, among which, the Operating Company reclassified unvested Class B membership interests and profits interests which had been granted as equity-based compensation into Common Units of the Operating Company.
During the year ended December 31, 2019, we recorded compensation expense of approximately $6.9 million related to Common Units granted as equity-based compensation awards, which is included within "salaries, benefits and payroll taxes" in our consolidated statement of operations and comprehensive loss. The grant date fair value of equity-based compensation awards granted prior to 2019 was de minimis, and therefore we did not record any equity-based compensation expense during the year ended December 31, 2018. As of December 31, 2019, total unrecognized compensation expense related to unvested Common Units granted as equity-based compensation was approximately $5.2 million, which we expect to recognize over a weighted-average period of 2.2 years.
The following table provides a summary of the unvested Common Units outstanding and related transactions:

Common Units Subject to Vesting
Unvested Common Units as of December 31, 2018	775,979
Granted	288,444
Vested	(235,756)
Forfeited	(12,008)
Unvested Common Units as of December 31, 2019	816,659

401(k) Plan

We have a 401(k) retirement savings plan. Eligible employees must be at least 18 years of age and have completed six months of service. Participants are eligible to receive a matching contribution from us up to the first 3% of compensation plus 50% of participant contributions between 3% and 5% of compensation. Matching contributions, other than safe-harbor contributions, vest 33% per year and are 100% vested after three years of service. Safe harbor matching contributions are 100% vested as of the date of the contribution. Our matching contributions to the plan were approximately $0.3 million and $0.2 million for the years ended December 31, 2019 and 2018, respectively.

NOTE 11. INCOME TAXES
As a result of the IPO and the Transactions completed in April 2019, we own a portion of the Common Units of the Operating Company, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, the Operating Company is generally not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by the Operating Company is passed through to and included in the taxable income or loss of its members, including Greenlane, on a pro-rata basis, in accordance with the terms of the Operating Agreement. The Operating Company is also subject to taxes in foreign jurisdictions. We are a corporation subject to U.S. federal income taxes, in additional to state and local income taxes, based on our share of the Operating Company’s pass-through taxable income.

Income tax expense

A reconciliation of the income tax benefit computed at the U.S. federal statutory income tax rate to the income tax expense recognized is as follows:

(in thousands)	December 31, 2019
Expected federal income tax (benefit) expense at statutory rate	$(6,067)
State tax expense, net of federal benefit	108
Loss attributable to non-controlling interests	6,264
Valuation allowance	10,041
Other, net	589
Income tax expense	$10,935

Deferred tax assets and liabilities

The components of deferred tax assets and liabilities were as follows:

(in thousands)	December 31, 2019
Deferred tax assets:
Intangible assets	$9,144
Net operating loss carryforwards	1,120
Total deferred tax assets	10,264
Valuation allowance	(10,041)
Net deferred tax assets	223
Deferred tax liability:
Basis difference in investment in the Operating Company	(223)
Net deferred tax assets and liabilities	$—

We had approximately $4.4 million of Federal net operating loss carryforwards not subject to expiration. Their utilization is limited to 80% of our future taxable income. We also had approximately $4.4 million of State net operating loss carryforwards expiring in 2039. Their utilization is limited to our future taxable income.

During the year ended December 31, 2019, management performed an assessment of the realizability of our deferred tax assets based upon which management determined that it is not more likely than not that the results of operations will generate sufficient taxable income to realize portions of the net operating loss benefits. Consequently, we established a full valuation allowance of approximately $10.0 million against our deferred tax assets, thus reducing the carrying balance to $0, and recognized a corresponding increase to the income tax provision in our consolidated statements of operations and comprehensive loss for the year ended December 31, 2019. In the event that management determines that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance will be made which would reduce the provision for income taxes.

The U.S. Federal jurisdiction, California, Florida, New York, Canada, Ontario and the Netherlands are the major tax jurisdictions where we file income tax returns. We are generally no longer subject to examinations by tax authorities for years before 2016.
Uncertain tax positions

For the year ended December 31, 2019, we did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties.

Tax Receivable Agreement
We entered into the Tax Receivable Agreement ("TRA"), with the Operating Company and each of the members that provides for the payment by the Operating Company to the members of 85% of the amount of tax benefits, if any, that we may actually realize (or in some circumstances are deemed to realize) as a result of (i) increases in tax basis resulting from any future redemptions that are funded by us or exchanges of Common Units described above in “Note 1—Business Operations and Organization” and (ii) certain other tax benefits attributable to payments made under the TRA.
The annual tax benefits are computed by calculating the income taxes due, including such tax benefits, and the income taxes due without such benefits. The Operating Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. The TRA payments are not conditioned upon any continued ownership interest in the Operating Company. The rights of each noncontrolling interest holder under the TRA are assignable to transferees of its interest in the Operating Company. The timing and amount of aggregate payments due under the TRA may vary based on a number of factors, including the amount and timing of the taxable income the Operating Company generates each year and the applicable tax rate. As noted above, we evaluated the realizability of the deferred tax assets resulting from the IPO and the Transactions completed in April 2019 and established a full valuation allowance against those benefits. As a result, we determined that payments to noncontrolling interest holders under the TRA are no longer probable and estimable. Based on this assessment, we reduced our TRA liability as of December 31, 2019 to $0, and recognized a gain of $5.7 million within Other income (expense), net, in the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2019. The total unrecorded TRA liability is approximately $5.7 million as of December 31, 2019. If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, we will record a liability related to the TRA, which would be recognized as expense within our consolidated statements of operations and comprehensive (loss) income.
During the year ended December 31, 2019, we did not make any payments, inclusive of interest, to members of the Operating Company pursuant to the TRA.
NOTE 12. SEGMENT REPORTING
We are engaged in selling products and services through various channels stemming from our retail, wholesale, and e-Commerce operations located throughout the U.S., Canada and Europe. We define our segments as those operations whose results our CODMs regularly review to analyze performance and allocate resources. Therefore, segment information is prepared on the same basis that management reviews financial information for operational decision-making purposes.
The reportable segments identified are our business activities for which discrete financial information is available and for which operating results are regularly reviewed by our CODMs. Beginning with the quarter ended March 31, 2019, we had a change in reportable segments due to the Canadian operations becoming a significant part of the business. We had an additional change in reportable segments beginning with the quarter ended September 30, 2019 due to the acquisition of our Netherlands subsidiary, at which time we established our European segment. As of December 31, 2019, we determined that we had three reportable segments based on the geographical areas where we conduct our business: (1) U.S., (2) Canada, and (3) Europe. The U.S. operating segment is comprised of our U.S. operations, the Canadian operating segment is comprised of our Canadian operations, and the European operating segment is comprised of our European operations, currently based in the Netherlands. Corporate and other activities which are not allocated to our reportable segments consist primarily of equity-based compensation expenses, unrealized gains on equity securities, and other corporate overhead items. Assets related to our corporate headquarters as well as our cash proceeds from the IPO are not allocated to any of our reportable segments. We sell similar individual products and services in each of our segments.
Concurrent with the change in reportable operating segments, we recast our prior period financial information to reflect comparable financial information for the new segment structure. Historical financial information presented herein reflects this change.

The table below provides information on revenues from external customers, intersegment revenues, segment operating income (loss), and depreciation and amortization by reportable segment for the years ended December 31, 2019 and 2018. We eliminate intersegment revenues in consolidation.

	For the Year Ended December 31,
	2019	2018
	(in thousands)
Revenue from external customers:
United States	$160,243	$164,018
Canada	22,120	14,917
Europe	2,643	—
Corporate and other	—	—
	$185,006	$178,935
Intercompany revenues:
United States	$5,624	$3,900
Canada	143	293
Europe	284	—
Corporate and other	—	—
	$6,051	$4,193
Income (loss) before income taxes:
United States	$(10,417)	$3,141
Canada	74	945
Europe	(278)	—
Corporate and other	(18,268)	(9,655)
	$(28,889)	$(5,569)
Depreciation and amortization:
United States	$2,117	$1,398
Canada	43	17
Europe	65	—
Corporate and other	480	77
	$2,705	$1,492

The table below provides information on total goodwill and intangibles and total assets by reportable segment as of December 31, 2019 and 2018.

	As of December 31,
	2019	2018
	(in thousands)
Total goodwill and intangibles:
United States	$13,625	$8,820
Canada	—	—
Europe	4,328	—
Corporate and other	330	288
	$18,283	$9,108
Total assets:
United States	$77,034	$57,240
Canada	10,768	8,688
Europe	8,809	—
Corporate and other	56,591	12,093
	$153,202	$78,021
The tables below provides information on our revenue by product type:

	For the Year Ended December 31,
	2019	2018
	(in thousands)
Revenues:
Vaporizers and components	$144,192	$148,637
Customized products and packaging	$12,107	$8,319
Functional glass	$6,040	$5,502
Tools and appliances	$3,640	$3,018
Hemp-derived CBD products	$3,364	$—
Closed system	$4,094	$4,500
Grinders	$3,351	$2,500
Papers and wraps	$4,086	$621
Other	$4,132	$5,838
	$185,006	$178,935

The tables below provide information on our revenue and long-lived assets by geographical area. Our long-lived assets are primarily comprised of property and equipment, net and operating lease ROU assets.

	For the Year Ended December 31,
	2019	2018
	(in thousands)
Revenues:
United States	$155,002	$158,635
Canada	22,840	15,836
Europe	3,628	821
Other	3,536	3,643
	$185,006	$178,935

	As of December 31,
	2019	2018
	(in thousands)
Long-lived assets:
United States	$17,162	$11,474
Canada	519	167
Europe	179	—
	$17,860	$11,641

NOTE 13. SUBSEQUENT EVENTS
COVID-19
On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. As of the date of this filing, our Canadian office, as well as our U.S. and European brick-and-mortar stores, have temporarily closed in response to these recommended measures. We cannot reasonably estimate the length or severity of this pandemic, and therefore we can give no assurance that the events will not have a material adverse impact on our consolidated financial position, consolidated results of operations, and consolidated cash flows in fiscal 2020.
Redemption of Common Units of the Operating Company
On April 20, 2020, the Operating Company received a redemption notice for 1.3 million Common Units. Based upon this redemption notice, pursuant to the terms of the Operating Agreement, we will issue shares of Class A common stock in the second quarter of fiscal 2020 to the redeeming member of the Operating Company on a one-to-one basis to the number of Common Units redeemed, and we will also cancel an equivalent number of shares of Class B common stock held by the redeeming member for no consideration.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2019, due to the existence of the material weaknesses in the Company's internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of such date.

Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures as of December 31, 2019 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, management believes that the consolidated financial statements and related financial information included in this Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation and audit of our 2019 consolidated financial statements, Deloitte & Touche LLP, our independent registered public accounting firm, identified, and management agrees with, the following material weaknesses:

Risk Assessment

We did not design and implement an effective risk assessment. Control deficiencies were identified which constitute material weaknesses relating to: (i) identifying, assessing, and communicating appropriate objectives, (ii) considering the potential for fraud in assessing risks to the achievement of objectives, and (iii) identifying and assessing changes that could significantly impact the system of internal controls.

Control Activities

We did not design and implement effective control activities. Control deficiencies were identified associated with control activities. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) selecting and developing control activities that contribute to the mitigation of risks and support achievement of objectives, (ii) selecting and developing general control activities over technology to support the achievement of objectives, and (iii) deploying control activities through policies that establish what is expected and procedures that put policies into action.

The following design and operating deficiencies, individually and in the aggregate, contributed to material weaknesses in our control activities, including:

•Lack of direct and precise journal entry review and account reconciliation controls over certain account balances
•Ineffective controls over inventory counts and recording of inventory reserves
•Ineffective user access controls over certain IT systems to appropriately segregate duties and adequately restrict user access to financial applications and data to the appropriate personnel
•Ineffective controls over significant non-recurring transactions, including analysis and documentation related to, and oversight of specialists used by the Company to calculate the initial deferred tax asset and tax receivable agreement liability contributed as part of the Organizational Transactions

Monitoring

We did not design and implement effective monitoring activities. Control deficiencies were identified which constitute material weaknesses relating to: (i) selecting, developing, and performing ongoing evaluation to ascertain whether the components of internal controls are present and functioning, and (ii) evaluating and communicating internal control deficiencies in a timely manner to those parties responsible for taking corrective action.

Remediation Plan and Status

We, under the oversight of the Audit Committee of the Board of Directors, are implementing measures designed to improve our internal control over financial reporting to remediate the identified material weaknesses. The remediation actions we are taking, and expect to take, include designing and implementing improved processes and internal controls relating to key account reconciliations and journal entry reviews, developing and implementing additional procedures to improve our inventory count and reserve processes, and enhancing our monitoring activities related to user access to our IT systems, as appropriate. We are also continuing to train control owners regarding internal control processes to mitigate identified risks and to maintain adequate documentation to evidence the effective design and operation of key processes and controls.

During the fourth quarter of 2019 and since then, we implemented a number of monitoring procedures to mitigate the risk posed by the ineffective user access controls within certain of our existing IT systems but we have not completed our plans to sufficiently reduce the associated risks. We continue to work on addressing the remaining risk mitigation activities with our current ERP environment and across our other IT systems that support our financial reporting process.

While we believe that these efforts will improve our internal control over financial reporting, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. We cannot assure you that the measures we have taken to date, or that we may take in the future, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses. If the steps we take do not correct the material weaknesses in a timely manner, we will be unable to conclude that we maintain effective internal control over financial reporting. Accordingly, there could continue to be a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.

Changes in Internal Control Over Financial Reporting

Except for the identification of the material weaknesses described above, there were no changes during the quarter ended December 31, 2019 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In 2020, we began a multi-year implementation of a new enterprise resource planning (“ERP”) system, which will replace our existing core financial systems. The ERP system is designed to accurately maintain the Company’s financial records, enhance the flow of financial information, improve data management and provide timely information to our management team. As the phased implementation of the new ERP system progresses, we may change our processes and procedures which, in turn, could result in changes to our internal control over financial reporting. As such changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.

Exemption from Management's Report on Internal Control over Financial Reporting

This Form 10-K does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by the SEC for newly public companies.

In addition, because we are an "emerging growth company" under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.
ITEM 9B. OTHER INFORMATION
None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
We have filed the following documents as part of this Form 10-K:
(1) Consolidated Financial Statements

(2) Financial Statement Schedules

All financial statement schedules are omitted since they are not required or are not applicable, or the required information is included in the consolidated financial statements and accompanying notes included in this Form 10-K.

(3) Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Greenlane Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to Greenlane’s Current Report on Form 8-K, filed April 25, 2019).
3.2	Second Amended and Restated By-Laws of Greenlane Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to Greenlane’s Current Report on Form 8-K, filed April 25, 2019).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to Greenlane’s Registration Statement on Form S-1/A, filed on April 8, 2019).
4.2	Form of Convertible Promissory Note (Incorporated by reference to Exhibit 4.2 to Greenlane Holdings, Inc.’s Registration Statement on Form S-1, filed on March 20, 2019).
4.3*	Description of Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.19 to Greenlane Holdings, Inc.’s Registration Statement on Form S-1, filed on March 20, 2019).
10.2
Tax Receivable Agreement between Greenlane Holdings, Inc., Greenland Holdings, LLC and the Members of Greenlane Holdings, LLC (Incorporated by reference to Exhibit 10.4 to Greenlane Holdings, Inc.’s Current Report on Form 8-K, filed April 25, 2019).

10.3
Registration Rights Agreement between Greenlane Holdings, Inc. and the Original Members of Greenlane Holdings, LLC (Incorporated by reference to Exhibit 10.1 to Greenlane Holdings, Inc.’s Current Report on Form 8-K, filed April 25, 2019).

10.4	Third Amended and Restated Operating Agreement of Greenlane Holdings, LLC (Incorporated by reference to Exhibit 10.2 to Greenlane Holdings, Inc.’s Current Report on Form 8-K, filed April 25, 2019).
10.5
Credit Agreement, dated as of October 4, 2017, by and between Jacoby & Co. Inc. and Fifth Third Bank (Incorporated by reference to Exhibit 10.6 to Greenlane Holdings, Inc.’s Registration Statement on Form S-1, filed on March 20, 2019).

10.6
Omnibus Amendment No. 1 to Credit Agreement, Guarantees, and Security Agreements, dated as of August 23, 2018, by and among Greenlane Holdings, LLC, Jacoby & Co. Inc., the other Borrower Parties listed on the signature page thereto and Fifth Third Bank (Incorporated by reference to Exhibit 10.7 to Greenlane Holdings, Inc.’s Registration Statement on Form S-1, filed on March 20, 2019).

10.7
Reorganization Agreement among Greenlane Holdings, Inc., Greenlane Holdings, LLC and the Members listed on the signature pages thereto (Incorporated by reference to Exhibit 10.3 to Greenlane Holdings, Inc.’s Current Report on Form 8-K, filed April 25, 2019).

10.8
Amended and Restated Credit Agreement, dated as of October 1, 2018, by and among 1095 Broken Sounds Pkwy LLC, Greenlane Holdings, LLC and Fifth Third Bank (Incorporated by reference to Exhibit 10.8 to Greenlane Holdings, Inc.’s Registration Statement on Form S-1, filed on March 20, 2019).

10.9
Indemnification Agreement, dated as of April 17, 2019, by and between Greenlane Holdings, Inc. and each of its Directors (Incorporated by reference to Exhibit 10.5 to Greenlane Holdings, Inc.’s March 31, 2019 Quarterly Report on Form 10-Q, filed May 9, 2019).

10.10	Greenlane Holdings, Inc. 2019 Equity Incentive Plan (Incorporated by reference to Exhibit 10.5 to Greenlane Holdings, Inc.’s Current Report on Form 8-K, filed April 25, 2019).
10.11
Contribution Agreement, dated as of February 20, 2018, by and among Greenlane Holdings, LLC (f/k/a Jacoby Holdings LLC), the Sellers named therein and Better Life Products, Inc., as Seller Representative (Incorporated by reference to Exhibit 10.10 to Greenlane Holdings, Inc.’s Registration Statement on Form S-1, filed on March 20, 2019).

10.12
Contribution Agreement, dated as of January 4, 2019, by and among Greenlane Holdings, LLC, Pollen Gear Holdings, LLC and Pollen Gear LLC. (Incorporated by reference to Exhibit 10.18 to Greenlane Holdings, Inc.’s Registration Statement on Form S-1, filed on March 20, 2019).

10.13	Employment Agreement with Aaron LoCascio (Incorporated by reference to Exhibit 10.11 to Greenlane Holdings, Inc.’s Registration Statement on Form S-1, filed on March 20, 2019).
10.14	Employment Agreement with Adam Schoenfeld (Incorporated by reference to Exhibit 10.12 to Greenlane Holdings, Inc.’s Registration Statement on Form S-1, filed on March 20, 2019).
10.15	Employment Agreement with Jay Scheiner (Incorporated by reference to Exhibit 10.14 to Greenlane Holdings, Inc.’s Registration Statement on Form S-1, filed on March 20, 2019)
10.16	Employment Agreement with Ethan Rudin (Incorporated by reference to Exhibit 10.15 to Greenlane Holdings, Inc.’s Registration Statement on Form S-1, filed on March 20, 2019).
10.17
Assignment and Assumption Agreement, dated as of November 5, 2018, by and between Jacoby & Co. Inc. and Warehouse Goods LLC, relating to Employment Agreement with Aaron LoCascio (Incorporated by reference to Exhibit 10.16 to Greenlane Holdings, Inc.’s Registration Statement on Form S-1, filed on March 20, 2019).

10.18
Assignment and Assumption Agreement, dated as of November 5, 2018, by and between Jacoby & Co. Inc. and Warehouse Goods LLC, relating to Employment Agreement with Adam Schoenfeld (Incorporated by reference to Exhibit 10.17 to Greenlane Holdings, Inc.’s Registration Statement on Form S-1, filed on March 20, 2019).

21.1*	List of subsidiaries of Greenlane Holdings, Inc.
23.1*	Consent of Deloitte & Touche
23.2*	Consent of BDO USA, LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
______________________________________________
* Filed herewith.
#  Furnished herewith.
†  Indicates a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLANE HOLDINGS, INC.

Date: April 24, 2020	By:	/s/ Aaron LoCascio
Aaron LoCascio Chief Executive Officer (Principal Executive Officer)

Date: April 24, 2020	By:	/s/ Ethan Rudin
Ethan Rudin Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Aaron LoCascio	Chairperson, Director and Chief Executive Officer (Principal Executive Officer)	April 24, 2020
Aaron LoCascio

/s/ Ethan Rudin	Chief Financial Officer (Principal Financial and Accounting Officer)	April 24, 2020
Ethan Rudin

/s/ Adam Schoenfeld	Chief Strategy Officer and Director	April 24, 2020
Adam Schoenfeld

/s/ Neil Closner	Director	April 24, 2020
Neil Closner

/s/ Richard Taney	Director	April 24, 2020
Richard Taney

/s/ Jeff Uttz	Director	April 24, 2020
Jeff Uttz