Form 10-Q
period 2020-03-31
Greenlane Holdings, Inc.
filed 2020-06-09
CIK 1743745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of June 4, 2020, Greenlane Holdings, Inc. had 11,623,181 shares of Class A common stock outstanding, 4,533,329 shares of Class B common stock outstanding and 77,791,218 shares of Class C common stock outstanding.

EXPLANATORY NOTE

Greenlane Holdings, Inc. (the "Company," "we," "our," or "us") is filing this Quarterly Report on Form 10-Q for the period ended March 31, 2020 (this "Form 10-Q") in reliance upon the relief set forth in the Order (the "Order") issued by the Securities and Exchange Commission (the "SEC") on March 25, 2020 (Release No. 34-88465) under Section 36 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Order provides conditional relief to public companies that are unable to timely comply with certain filing obligations as a result of the novel coronavirus ("COVID-19") pandemic. The Order provides that a registrant subject to the reporting requirement of Exchange Act Section 13(a) or 15(d), and any person required to make any filings with respect to such registrant, is exempt from any requirement to file materials with the SEC under Exchange Act Sections 13(a), 13(f), 13(g), 14(a), 14(f), 15(d) and Regulation 13A, Regulations 13D-G (except for those provisions mandating the filing of Schedule 13D or amendments to Schedule 13D), 14A, 14C and 15D, and Exchange Act Rules 13f-1, and 14f-1, as applicable, if certain conditions are satisfied, including that such materials be filed with the SEC no later than 45 days after the original due date.

This Form 10-Q could not be filed within the time period specified under the Exchange Act, absent the relief available under the Order, due to process disruptions directly related to the COVID-19 pandemic. In particular, the current remote work environment caused by the COVID-19 pandemic has resulted in disruptions in our ability to complete our remaining accounting and internal review processes and provide our independent public registered accounting firm with timely access to our original books and records to complete their review procedures in a timely manner. Substantially all of our accounting staff working on our Form 10-Q and all members of the independent public registered accounting firm are now exclusively working remotely, which has made it more difficult for us to complete this Form 10-Q in a timely fashion. Pursuant to the requirements of the Order, we filed a Form 8-K with the SEC on May 12, 2020 indicating our intention to rely upon the Order with respect to the filing of this Form 10-Q, which would have otherwise been required to have been filed by May 15, 2020. This Form 10-Q is being filed within the 45-day extension period provided by the Order.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share amounts)

	March 31, 2020	December 31, 2019
ASSETS	(Unaudited)
Current assets
Cash	$43,650	$47,773
Accounts receivable, net of allowance of $926 and $936 at March 31, 2020 and December 31, 2019, respectively	6,513	8,091
Inventories, net	42,965	43,060
Vendor deposits	9,261	11,120
Other current assets	2,518	4,924
Total current assets	104,907	114,968

Property and equipment, net	13,850	13,165
Intangible assets, net	6,107	6,301
Goodwill	2,933	11,982
Operating lease right-of-use assets	4,402	4,695
Other assets	2,078	2,091
Total assets	$134,277	$153,202

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$10,896	$11,310
Accrued expenses and other current liabilities	8,489	10,600
Customer deposits	2,583	3,152
Current portion of operating leases	1,218	1,084
Current portion of finance leases	116	116
Total current liabilities	23,302	26,262

Notes payable, less current portion and debt issuance costs, net	7,976	8,018
Operating leases, less current portion	3,454	3,844
Finance leases, less current portion	164	194
Other liabilities	1,016	620
Total long-term liabilities	12,610	12,676
Total liabilities	35,912	38,938

Commitments and contingencies (Note 6)

Stockholders’ Equity
Preferred stock, $0.0001 par value, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share, 125,000 shares authorized; 10,479 shares issued and 10,292 shares outstanding as of March 31, 2020; 9,999 shares issued and 9,812 shares outstanding as of December 31, 2019	103	98
Class B common stock, $0.0001 par value per share, 10,000 shares authorized; 5,870 and 5,975 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	1	1
Class C Common stock, $0.0001 par value per share, 100,000 shares authorized; 77,791 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	8	8
Additional paid-in capital	33,891	32,108
Accumulated deficit	(14,188)	(9,727)
Accumulated other comprehensive loss	(339)	(72)
Total stockholders’ equity attributable to Greenlane Holdings, Inc.	19,476	22,416
Non-controlling interest	78,889	91,848
Total stockholders’ equity	98,365	114,264
Total liabilities and stockholders’ equity	$134,277	$153,202

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended March 31,
	2020	2019
Net sales	$33,868	$49,898
Cost of sales	26,539	40,911
Gross profit	7,329	8,987
Operating expenses:
Salaries, benefits and payroll taxes	6,614	8,082
General and administrative	8,659	5,384
Goodwill impairment charge	8,996	—
Depreciation and amortization	710	684
Total operating expenses	24,979	14,150
Loss from operations	(17,650)	(5,163)
Other income (expense), net:
Change in fair value of convertible notes	—	(12,063)
Interest expense	(110)	(602)
Other income, net	940	176
Total other income (expense), net	830	(12,489)
Loss before income taxes	(16,820)	(17,652)
(Benefit from) provision for income taxes	(81)	12
Net loss	(16,739)	(17,664)
Less: Net loss attributable to non-controlling interest	(12,278)	—
Net loss attributable to Greenlane Holdings, Inc.	$(4,461)	$(17,664)

Net loss attributable to Class A common stock per share - basic and diluted (1)	$(0.43)	$—
Weighted-average shares of Class A common stock outstanding - basic and diluted (1)	10,455	—

Other comprehensive (loss) income:
Foreign currency translation adjustments	(627)	28
Unrealized loss on derivative instrument	(493)	—
Comprehensive loss	(17,859)	(17,636)
Less: comprehensive loss attributable to non-controlling interest	(13,131)	—
Comprehensive loss attributable to Greenlane Holdings, Inc.	$(4,728)	$(17,636)
(1)Basic and diluted net loss per share of Class A common stock is presented only for the period after our organizational transactions. See "Note 1—Business Operations and Organization" for a description of the organizational transactions. See "Note 8—Stockholders' Equity" for the calculation of net loss per share.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CLASS B UNITS AND STOCKHOLDERS’ EQUITY / MEMBERS’ DEFICIT
(Unaudited)
(in thousands)

	Redeemable Class B Units	Members’ Deficit	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Stockholders’ Equity / Members’ Deficit
			Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2019	$—	$—	9,812	$98	5,975	$1	77,791	$8	$32,108	$(9,727)	$(72)	$91,848	$114,264
Net loss	—	—	—	—	—	—	—	—	—	(4,461)	—	(12,278)	(16,739)
Equity-based compensation	—	—	—	—	—	—	—	—	64	—	—	206	270
Issuance of Class A common stock for the acquisition of Conscious Wholesale	—	—	480	5	—	—	—	—	1,496	—	—	—	1,501
Cancellation of Class B common stock due to equity-based compensation award forfeitures	—	—	—	—	(105)	—	—	—	223	—	—	(223)	—
Joint venture consolidation	—	—	—	—	—	—	—	—	—	—	—	189	189
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(267)	(853)	(1,120)
Balance, March 31, 2020	$—	$—	10,292	$103	5,870	$1	77,791	$8	$33,891	$(14,188)	$(339)	$78,889	$98,365

	Redeemable Class B Units	Members’ Deficit	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Stockholders’ Equity / Members’ Deficit
			Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2018	$10,033	$(10,773)	—	$—	—	$—	—	$—	$—	$—	$(286)	$—	$(11,059)
Activity prior to the initial public offering and related organizational transactions:
Issuance of redeemable Class B units, net of issuance costs	6,514	—	—	—	—	—	—	—	—	—	—	—	—
Redemption of Class A and redeemable Class B units	(416)	(2,602)	—	—	—	—	—	—	—	—	—	—	(2,602)
Equity-based compensation	2,304	191	—	—	—	—	—	—	—	—	—	—	191
Net loss	(3,045)	(14,619)	—	—	—	—	—	—	—	—	—	—	(14,619)
Member distributions	—	(21)	—	—	—	—	—	—	—	—	—	—	(21)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	28	—	28
Balance, March 31, 2019	$15,390	$(27,824)	—	$—	—	$—	—	$—	$—	$—	$(258)	$—	$(28,082)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss (including amounts attributable to non-controlling interest)	$(16,739)	$(17,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	710	684
Debt issuance costs on convertible notes	—	422
Equity-based compensation expense	270	2,851
Goodwill impairment charge	8,996	—
Change in fair value of contingent consideration	(615)	—
Change in fair value of convertible notes	—	12,063
Change in provision for doubtful accounts	18	603
Change in provision for slow moving or obsolete inventory	(117)	81
Other	64	12
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	1,560	(2,647)
Vendor deposits	2,056	1,659
Inventories	212	(6,652)
Deferred offering costs	—	(582)
Other current assets	2,324	(720)
Accounts payable	(414)	1,963
Accrued expenses	1,258	1,208
Customer deposits	(680)	(542)
Net cash used in operating activities	(1,097)	(7,261)
Cash flows from investing activities:
(Purchase consideration paid for) cash acquired from acquisitions	(1,272)	91
Purchases of property and equipment, net	(990)	(509)
Purchase of intangible assets, net	—	(54)
Investment in equity securities	—	(500)
Net cash used in investing activities	(2,262)	(972)
Cash flows from financing activities:
Proceeds from issuance of convertible notes	—	8,050
Payment of debt issuance costs - convertible notes	—	(1,590)
Proceeds from - line of credit, net	—	325
Redemption of Class A and Class B units of Greenlane Holdings, LLC	—	(3,019)
Other	(149)	(125)
Net cash (used in) provided by financing activities	(149)	3,641
Effects of exchange rate changes on cash	(615)	28
Net decrease in cash	(4,123)	(4,564)
Cash, as of beginning of the period	47,773	7,341
Cash, as of end of the period	$43,650	$2,777

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$409	$178
Lease liabilities arising from obtaining operating lease right-of-use assets	$331	$2,411
Non-cash investing activities and financing activities:
Redeemable Class B Units issued for acquisition of a subsidiary, net of issuance costs	$—	$6,514
Shares of Class A common stock issued for acquisition of Conscious Wholesale	$1,501	$—
Deferred offering costs included in accounts payable and accrued expenses	$—	$2,068

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BUSINESS OPERATIONS AND ORGANIZATION
Organization
Greenlane Holdings, Inc. (“Greenlane” and, collectively with the Operating Company (as defined below) and its consolidated subsidiaries, the “Company”, "we", "us", and "our") was formed as a Delaware corporation on May 2, 2018. We are a holding company that was formed for the purpose of completing an underwritten initial public offering (“IPO”) of shares of our Class A common stock (as defined below) and other related Transactions (as defined below) in order to carry on the business of Greenlane Holdings, LLC (the “Operating Company”). The Operating Company was organized under the laws of the state of Delaware on September 1, 2015, and is based in Boca Raton, Florida. Unless the context otherwise requires, references to the “Company” refer to us, and our consolidated subsidiaries, including the Operating Company.
As a result of the IPO and the Transactions described below, we became the sole manager of the Operating Company and our principal asset is Common Units of the Operating Company (“Common Units”). As the sole manager of the Operating Company, we operate and control all of the business and affairs of the Operating Company, and we conduct our business through the Operating Company and its subsidiaries. We have a board of directors and executive officers, but no employees. All of our assets are held and all of the employees are employed by the Operating Company.
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
The Operating Company has been determined to be our predecessor for accounting purposes and, accordingly, the consolidated financial statements for periods prior to the IPO and the related Transactions have been adjusted to combine the previously separate entities for presentation purposes. Amounts for the period from January 1, 2019 through March 31, 2019 presented in the condensed consolidated financial statements and notes to the condensed financial statements herein represent the historical operations of the Operating Company, and amounts for the period from January 1, 2020 through March 31, 2020 reflect our consolidated operations.
Initial Public Offering and Organizational Transactions
On April 23, 2019, we completed our IPO of shares of Class A common stock at a public offering price of $17.00 per share. Our sale of Class A common stock generated aggregate net proceeds of approximately $79.5 million, after deducting the underwriting discounts and commissions and offering expenses paid by us. We contributed all of the net proceeds to the Operating Company in exchange for a number of Common Units equal to the number of shares of our Class A common stock sold by us in the IPO at a price per Common Unit equal to the IPO price per share of Class A common stock. After giving effect to the IPO and the related Transactions, we owned approximately 23.9% of the Operating Company’s outstanding Common Units.
In connection with the closing of the IPO, Greenlane and the Operating Company consummated the following organizational transactions (collectively, the “Transactions”):
● The Operating Company adopted and approved the Third Amended and Restated Operating Agreement of the Operating Company (the “Operating Agreement”), which converted each member’s existing membership interests in the Operating Company into Common Units, including unvested profits interests into unvested Common Units, and appointed us as the sole manager of the Operating Company;
● We amended and restated our certificate of incorporation to, among other things, provide for Class A common stock, Class B common stock and Class C common stock;

● We issued, for nominal consideration, one share of our Class B common stock to our non-founder members for each Common Unit they owned, and issued, for nominal consideration, three shares of Class C common stock to our founder members for each Common Unit they owned;
● We issued 3,547,776 shares of our Class A common stock upon conversion of the convertible notes at a settlement price equal to 80% of the IPO price;
● We issued 1,200,000 shares of our Class A common stock to our members upon exchange of an equal number of Common Units, which shares were sold by the members as selling stockholders in the IPO, including 450,000 shares issued pursuant to the partial exercise of the underwriters’ option to purchase additional shares;
● We issued and sold 5,250,000 shares of our Class A common stock to the purchasers in the IPO, and used all of the net proceeds received from the IPO to acquire Common Units from the Operating Company at a purchase price per Common Unit equal to the IPO price per share of our Class A common stock, less underwriting discounts and commissions;
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
We will receive the same benefits as the Operating Company's members because of our ownership of Common Units in an entity treated as a partnership, or “pass-through” entity, for income tax purposes. As additional Common Units from the Operating Company’s members are redeemed under the mechanism described above, we will obtain a step-up in tax basis in our share of the Operating Company’s assets. This step-up in tax basis will provide us with certain tax benefits, such as future depreciation and amortization deductions that can reduce the taxable income allocable to us. We entered into the TRA with the Operating Company and each of the Operating Company’s members, which provides for the payment by us to the Operating Company’s members of 85% of the amount of tax benefits, if any, that we may actually realize (or in some cases, are deemed to realize) as a result of (i) increases in tax basis resulting from the redemption of Common Units and (ii) certain other tax benefits attributable to payments made under the TRA.
As a result of the completion of the Transactions, including the IPO, our amended and restated certificate of incorporation and the Operating Agreement require that (i) we at all times maintain a ratio of one Common Unit owned by us for each share of our Class A common stock issued by us (subject to certain exceptions), and (ii) the Operating Company at all times maintains (x) a one-to-one ratio between the number of shares of our Class A common stock issued by us and the number of Common Units owned by us, (y) a one-to-one ratio between the number of shares of our Class B common stock owned by the non-founder members of the Operating Company and the number of Common Units owned by the non-founder members of the Operating Company, and (z) a three-to-one ratio between the number of shares of our Class C common stock owned by the founder members of the Operating Company and their affiliates and the number of Common Units owned by the founder members of the Operating Company and their affiliates.

The following table sets forth the economic and voting interests of our common stock holders as of the date of this Form 10-Q:

Class of Common Stock (ownership)	Total Shares (1)	Class A Shares (as converted) (2)	Economic Ownership in the Operating Company (3)	Voting Interest in Greenlane (4)	Economic Interest in Greenlane (5)
Class A	10,291,878	10,291,878	24.5%	11.0%	100.0%
Class B (non-founder members)	5,869,778	5,869,778	13.9%	6.2%	—%
Class C (founder members)	77,791,218	25,930,406	61.6%	82.8%	—%
Total	93,952,874	42,092,062	100.0%	100.0%	100.0%

(1) Represents the total number of outstanding shares for each class of common stock as of March 31, 2020.
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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2019. The condensed consolidated results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or any other future annual or interim period. Certain reclassifications have been made to prior year amounts or balances to conform to the presentation adopted in the current year.

Use of Estimates

Conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. U.S. GAAP requires us to make estimates and judgments in several areas. Such areas include, but are not limited to: the collectibility of accounts receivable; the allowance for slow-moving or obsolete inventory; the realizability of deferred tax assets; the fair value of goodwill; the fair value of contingent consideration arrangements; the useful lives of intangibles assets and property and equipment; our loss contingencies, including our TRA liability; and the valuation and assumptions underlying equity-based compensation. These estimates are based on management's knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ materially from those estimates.

The COVID-19 pandemic, declared by the World Health Organization in March 2020, has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause further business slowdowns or shutdowns and adversely impact our results of operations. Since the implementation of "stay at home" orders, there has been a significant decline in sales to smoke shops, vape shops, and similar independent retailers that comprise a large portion of our customer base. Many of these customers are closed as a result of the "stay at home" orders and it is possible that some of these customers may close permanently as a result of business lost during the pandemic. We expect uncertainties around our key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. Our estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in our consolidated financial statements.

Goodwill
Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired accounted for by the acquisition method of accounting. Goodwill is tested for impairment annually, or when events or changes in circumstances indicate it is more likely than not that the carrying amount is not recoverable.
Estimating the fair value of a reporting unit for goodwill impairment is highly sensitive to changes in projections and assumptions. Ultimately, potential changes in these assumptions may impact the estimated fair value of a reporting unit and result in an impairment if the fair value of such reporting unit is less than its carrying value.
Due to recent market conditions and estimated adverse impacts from the COVID-19 pandemic, management concluded that a triggering event occurred in the first quarter of 2020, requiring a quantitative impairment test of our goodwill for our United States and Europe reporting units. Based on this assessment, we concluded that the fair value of our Europe reporting unit exceeded its carrying value and no impairment charge was required. However, the estimated fair value of our United States reporting unit was determined to be below its carrying value, which resulted in a $9.0 million goodwill impairment charge for the three months ended March 31, 2020. This impairment charge resulted from the impacts of COVID-19 on our current and forecasted wholesale revenues and the restrictions on certain products we sell imposed by the Federal Drug Administrations's ("FDA") Enforcement Priorities for Electronic Nicotine Delivery Systems ("ENDS") and Other Deemed Products on the Market Without Premarket Authorization ("ENDS Enforcement Guidance"), which resulted in changes to our estimates and assumptions of the expected future cash flows of the United States reporting unit. Changes in the carrying amount of our goodwill by reporting unit for the three months ended March 31, 2020 were as follows:

(in thousands)	U.S.	Canada	Europe	Total
Balance at December 31, 2019	$8,996	$—	$2,986	$11,982
Goodwill impairment charge	(8,996)	—	—	(8,996)
Foreign currency translation adjustment	—	—	(53)	(53)
Balance at March 31, 2020	$—	$—	$2,933	$2,933
We will continue to monitor the significant global economic uncertainty as a result of the COVID-19 pandemic, including its duration and severity, the extent of its disruption on our operations, and the changes in our mitigation strategies, which may lead to additional impairment charges in future reporting periods.
Revenue Recognition

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

During the three months ended March 31, 2020, we entered into a limited number of bill-and-hold arrangements. Each bill-and-hold arrangement is reviewed and revenue is recognized only when certain criteria have been met: (i) the customer has requested delayed delivery and storage of the products by us, in exchange for a storage fee, because they want to secure a supply of the products but lacks storage space, (ii) the risk of ownership has passed to the customer, (iii) the products are segregated from our other inventory items held for sale, (iv) the products are ready for shipment to the customer, and (v) the products are customized and thus we do not have the ability to use the products or direct them to another customer. During the three months ended March 31, 2020, we recorded $0.8 million of revenue under bill-and-hold arrangements. We did not recognize any revenue under bill-and-hold arrangements during the three months ended March 31, 2019. Storage fees charged to customers for bill-and-hold arrangements are recognized as invoiced. Such fees were not significant for the three months ended March 31, 2020.

Our product offerings include premium, patented, child-resistant packaging, closed-system vaporization solutions and custom-branded retail products. For these product offerings, we generally receive a deposit from the customer (generally 50% of the total order cost, but the amount can vary by customer contract), when an order is placed by a customer. We typically complete these orders within six weeks to three months from the date of order, depending on the complexity of the customization and the size of the order. See “Note 7—Supplemental Financial Statement Information.”

We estimate product returns based on historical experience and record them as a refund liability that reduces the net sales for the period. We analyze actual historical returns, current economic trends and changes in order volume when evaluating the adequacy of our sales returns allowance in any reporting period. Our liability for returns is included within "Accrued expenses and other current liabilities" in our condensed consolidated balance sheets and was approximately $0.7 million and $0.6 million at March 31, 2020 and December 31, 2019, respectively. The recoverable cost of merchandise estimated to be returned by customers is included within "Other current assets" in our condensed consolidated balance sheets and was approximately $0.3 million as of March 31, 2020 and December 31, 2019.

Our performance obligations for services are satisfied when the services are rendered within the arranged service period. Total service revenue is not material and accounted for less than 0.1% of revenues for the three months ended March 31, 2020 and 2019.

We elected to account for shipping and handling expenses that occur after the customer has obtained control of products as a fulfillment activity in cost of sales. Shipping and handling fees charged to customers are included in net sales upon completion of our performance obligations. We apply the practical expedient provided for by ASC 606 by not adjusting the transaction price for significant financing components for periods less than one year. We also apply the practical expedient provided for by ASC 606 based upon which we generally expense sales commissions when incurred because the amortization period is one year or less. These costs are recorded within "Salaries, benefits and payroll tax expenses" in the condensed consolidated statements of operations and comprehensive loss.

No single customer represented more than 10% of our net sales for the three months ended March 31, 2020 and 2019. No single customer represented more than 10% of the accounts receivable balance as of March 31, 2020 and December 31, 2019.
Federal Drug Administration's ENDS Enforcement Guidance
In January 2020, the FDA issued ENDS Enforcement Guidance, which outlines the FDA's intent to prioritize enforcement against flavored, cartridge-based ENDS products (except tobacco or menthol flavored products), all other ENDS products for which the manufacturer has failed to take adequate measures to prevent access to minors, and any ENDS products targeted to minors or whose marketing is likely to promote usage by minors. The FDA also intends to prioritize any ENDS products offered for sale after September 9, 2020 for which the manufacturer has not submitted a premarket application. The FDA is not necessarily bound by these enforcement priorities, and could take action against other products as warranted by changing circumstances.
The ENDS Enforcement Guidance had the effect of prohibiting the sale of certain products we sell in the United States, including mint-flavored products from JUUL Labs and other flavored ENDS, starting February 2020. Products impacted by the ENDS Enforcement Guidance represented less than 0.1% of our net sales for the three months ended March 31, 2020 and approximately 13.2% of our net sales for the three months ended March 31, 2019.
While we have been compliant with and expect to remain in compliance with the ENDS Enforcement Guidance, further actions and developments of FDA's guidance and actions could adversely affect our sales of ENDS products and may have a material adverse effect on our business, results of operations and financial condition.
Recently Adopted Accounting Guidance
In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We adopted this standard prospectively beginning January 1, 2020. Adoption of this new standard did not impact our consolidated financial statements as we did not incur any such costs as contemplated by this update during the first quarter of 2020.
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
In December 2019, the FASB issued No. ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This update will be effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We are currently assessing the impact, if any, the guidance will have on our consolidated financial statements.
In January 2020, the FASB issued ASU No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), which clarifies the interaction of the accounting for equity securities under Topic 321, the accounting for equity method investments in Topic 323, and the accounting for certain forward contracts and purchased options in Topic 815. This update will be effective for interim and annual periods beginning after December 31, 2020, with early adoption permitted. We are currently assessing the impact, if any, the guidance will have on our consolidated financial statements.

NOTE 3. FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments Measured on a Recurring Basis

The carrying amounts for certain of our financial instruments, including cash, accounts receivable, accounts payable and certain accrued expenses and other assets and liabilities, approximate fair value due to the short-term nature of these instruments. Our financial instruments measured at fair value on a recurring basis were as follows at the dates indicated:

	Condensed Consolidated Balance Sheet Caption	Fair Value at March 31, 2020
(in thousands)		Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap contract	Other long-term liabilities	$—	$699	$—	$699
Contingent consideration	Accrued expenses and other current liabilities	—	—	922	922
Total Liabilities		$—	$699	$922	$1,621

	Condensed Consolidated Balance Sheet Caption	Fair Value at December 31, 2019
(in thousands)		Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap contract	Other long-term liabilities	$—	$206	$—	$206
Contingent consideration	Accrued expenses and other current liabilities	—	—	1,568	1,568
Total Liabilities		$—	$206	$1,568	$1,774

There were no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy during the three months ended March 31, 2020.

Derivative Instrument and Hedging Activity
On July 11, 2019, we entered into an interest rate swap contract to manage our risk associated with the interest rate fluctuations on our floating rate Real Estate Note. The counterparty to this instrument is a reputable financial institution. The interest rate swap contract is entered into for periods consistent with the related underlying exposure and does not constitute a position independent of this exposure. Our interest rate swap contract was designated as a cash flow hedge at the inception date, and is reflected at its fair value in our condensed consolidated balance sheet. The fair value of our interest rate swap liability is determined based on the present value of expected future cash flows. Since our interest rate swap value is based on the LIBOR forward curve and credit default swap rates, which are observable at commonly quoted intervals for the full term of the swap, it is considered a Level 2 measurement.

Details of the outstanding swap contract as of March 31, 2020, which is a pay fixed and receive floating contract, are as follows:

Swap Maturity	Notional Value (in thousands)	Pay Fixed Rate	Receive Floating Rate	Floating Rate Reset Terms
October 1, 2025	$8,255	2.07750%	One-Month LIBOR	Monthly

We performed an initial qualitative assessment of hedge effectiveness using the hypothetical derivative method in the period in which the hedging transaction was entered, as the critical terms of the hypothetical derivative and the hedging instrument were the same. On a quarterly basis, we perform a qualitative analysis for quarterly prospective and retrospective assessments of hedge effectiveness. The unrealized loss on the derivative instrument is included within "Other comprehensive loss" in our condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2020. There was no measure of hedge ineffectiveness and no reclassifications from other comprehensive loss into interest expense for the three months ended March 31, 2020.

Contingent Consideration

Each period we revalue our contingent consideration obligations associated with business acquisitions to their fair value. Additional purchase price payments ranging from $0 to $3.3 million are contingent upon the achievement of certain operational and financial targets measured through December 31, 2020. The estimate of the fair value of contingent consideration is determined by applying a risk-neutral framework using a Monte Carlo Simulation, which includes inputs not observable in the market, such as the risk-free rate, risk-adjusted discount rate, the volatility of the underlying financial metrics and projected financial forecast of the acquired business over the earn-out period, and therefore represents a Level 3 measurement. Significant increases or decreases in these inputs could result in a significantly lower or higher fair value measurement of the contingent consideration liability. During the three months ended March 31, 2020, we recognized a gain from the fair value adjustment of contingent consideration of approximately $0.6 million. The fair value adjustment was largely attributed to changes in forecasted revenues and gross profits for our European operating segment over the remainder of 2020, primarily due to impacts of the COVID-19 pandemic. Changes in the fair value of contingent consideration are included within "Other income (expense), net" in our condensed consolidated statements of operations and comprehensive loss.

A reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2020 is as follows:

(in thousands)	Conscious Wholesale Contingent Consideration
Balance at December 31, 2019	$1,568
Foreign currency translation adjustments	(31)
Gains from fair value adjustments included in results of operations	(615)
Balance at March 31, 2020	$922

Investment in Equity Securities

Our investment in equity securities consists of a 1.49% ownership interest in Airgraft Inc. We determined that our ownership does not provide us with significant influence over the operations of this investee. Accordingly, we account for our investment in this entity as equity securities. Airgraft Inc. is a private entity and its equity securities do not have a readily determinable fair value. We elected to measure this security under the measurement alternative election at cost minus impairment, if any, and adjust the security to fair value when an observable price change can be identified; thus, the investment in equity securities constitutes a Level 3 investment, measured on a non-recurring basis. There have been no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy during the three months ended March 31, 2020.

During the three months ended March 31, 2020, we did not identify any fair value adjustments using observable price changes in orderly transactions for an identical or similar investment of the same issuer. At March 31, 2020 and December 31, 2019, the carrying value of this investment was approximately $2.0 million, which included a fair value adjustment of $1.5 million based on an observable price change recognized during the year ended December 31, 2019.

NOTE 4. LEASES
Greenlane as a Lessee
As of March 31, 2020, we had 14 facilities financed under operating leases consisting of warehouses, regional offices, and retail stores, with lease term expirations between 2020 and 2026. Lease terms are generally three years to nine years for warehouses, office space and retail store locations. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Beginning January 2020, we began taking steps to optimize our distribution network, transitioning to a more centralized model with fewer, larger, highly automated facilities in the U.S. See "Note 12—Subsequent Events" for additional developments regarding lease amendments and terminations.
During the three months ended March 31, 2020, we entered into new operating lease agreements for a new retail store location in Barcelona, Spain and for office space in Biarritz, France, and we permanently closed our Ponce City Market retail store. We recorded approximately $0.4 million in impairment charges related to the Ponce City Market retail store closure, including $0.3 million related to right-of-use asset impairments and $0.1 million related to impairments of leasehold improvements, offset by the derecognition of the associated operating lease liability of approximately $0.3 million, included within "general and administrative expenses" in our condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2020.
The following table provides details of our future minimum lease payments under finance lease liabilities and operating lease liabilities recorded in our condensed consolidated balance sheet as of March 31, 2020. The table below does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

	Finance Leases	Operating Leases	Total Finance and Operating Lease Obligations
	(in thousands)
Remainder of 2020	$100	$1,044	$1,144
2021	121	1,130	1,251
2022	58	1,055	1,113
2023	18	1,020	1,038
2024	4	713	717
Thereafter	—	239	239
Total minimum lease payments	$301	$5,201	$5,502
Less: imputed interest	21	529	550
Present value of minimum lease payments	$280	$4,672	$4,952
Less: current portion	116	1,218	1,334
Long-term portion	$164	$3,454	$3,618
Rent expense under operating leases was approximately $0.5 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively.
The majority of our finance lease obligations relate to leased warehouse equipment. Payments under our finance lease agreements are fixed for terms ranging from three to five years. We recorded approximately $0.3 million of finance lease assets, net within "property and equipment, net" as of March 31, 2020 and December 31, 2019, and the related liabilities within "current portion of finance leases" and "finance leases, less current portion" in our condensed consolidated balance sheets.

The following expenses related to our finance and operating leases were included in "general and administrative expenses" within our condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2020:

March 31, 2020
(in thousands)
Finance lease costs
Amortization of leased assets	$29
Interest of lease liabilities	5
Operating lease costs
Operating lease cost	293
Variable lease cost	32
Total lease costs	$359

The table below presents lease-related terms and discount rates as of March 31, 2020:

March 31, 2020
Weighted average remaining lease terms
Operating leases	4.1 years
Finance leases	2.6 years
Weighted average discount rate
Operating leases	4.9%
Finance leases	6.6%

Greenlane as a Lessor
We have five operating leases for office space leased to third-party tenants in our corporate headquarters building in Boca Raton, Florida. For the three months ended March 31, 2020 and 2019, rental income of approximately $0.2 million related to these operating leases was included within “other income, net” in our condensed consolidated statements of operations and comprehensive loss. The following table represents the maturity analysis of undiscounted cash flows related to lease payments which we expect to receive from our existing operating lease agreements with tenants:

Rental Income	(in thousands)
Remainder of 2020	$471
2021	593
2022	126
2023	24
Thereafter	—
Total	$1,214

NOTE 5. LONG TERM DEBT
Our long-term debt, excluding operating lease liabilities and finance lease liabilities, consisted of the following amounts at the dates indicated:

	March 31, 2020	December 31, 2019
	(in thousands)
3.0% note payable for a four-year loan for the purchase of a truck used in operations	$16	$18
Real Estate Note	8,255	8,297
	8,271	8,315
Less unamortized debt issuance costs	(114)	(119)
Less current portion of long-term debt	(181)	(178)
Long-term debt, net, excluding operating leases and finance leases	$7,976	$8,018
Line of Credit
On April 5, 2019, the Operating Company, as the borrower, entered into a second amendment to the first amended and restated credit agreement, dated October 1, 2018 (the “line of credit”) with Fifth Third Bank, for a $15 million revolving credit loan with a maturity date of August 23, 2020. Interest on the principal balance outstanding on the line of credit is due monthly at a rate of LIBOR plus 3.50% per annum provided that no default has occurred. The Operating Company’s obligations under the line of credit are guaranteed by Jacoby & Co. Inc. (an affiliated entity of our Chief Executive Officer and Chief Strategy Officer) and all of our operating subsidiaries, and are collateralized by our accounts receivable, inventory, property and equipment, deposit accounts, intangibles and other assets. The line of credit borrowing base is 80% of eligible accounts receivable plus 50% of eligible inventory. The line of credit requires that we maintain a fixed charge coverage ratio of no less than 1.25, to be calculated on a quarterly basis on the last day of each calendar quarter. As of March 31, 2020, we were in compliance with the line of credit covenants. There were no borrowings outstanding on our line of credit at March 31, 2020 and December 31, 2019.
Real Estate Note
In October 2018, one of the Operating Company’s wholly-owned subsidiaries financed the purchase of a building which serves as our corporate headquarters through a real estate term note (the “Real Estate Note”) in the principal amount of $8.5 million. Principal amounts plus any accrued interest at a rate of LIBOR plus 2.39% are due monthly. Our obligations under the Real Estate Note are secured by a mortgage on the property. The Real Estate Note is subject to an interest rate swap contract, see "Note 3—Fair Value of Financial Instruments."
Convertible Notes
In December 2018, the Operating Company issued an aggregate of $40.2 million in convertible promissory notes (the “convertible notes”) and received net cash proceeds of $38.9 million. In January 2019, the Operating Company issued an additional $8.1 million in convertible notes and received net cash proceeds of $6.5 million.
During the three months ended March 31, 2019, we recognized debt issuance costs of $0.4 million associated with the issuance of January 2019 convertible notes within "interest expense," and we also recognized an expense related to the change in fair value of the convertible notes of $12.1 million within "other income (expense), net" in our condensed consolidated statement of operations and comprehensive loss. The convertible notes did not accrue interest.
In April 2019, in connection with the closing of our IPO, we issued 3,547,776 shares of our Class A common stock to the holders of the convertible notes upon conversion of the convertible notes of the Operating Company at a settlement price equal to 80% of the IPO price per share. There were no convertible notes outstanding at March 31, 2020 or December 31, 2019.
NOTE 6. COMMITMENTS AND CONTINGENCIES
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
See "Note 10—Income Taxes" for information regarding income tax contingencies.

NOTE 7. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Accrued Expenses and Other Current Liabilities
The following table summarizes the composition of accrued expenses and other current liabilities as of the dates indicated:

	March 31, 2020	December 31, 2019
	(in thousands)
Accrued expenses and other current liabilities:
Payroll related including bonus	$1,662	$1,314
Contingent consideration	922	1,568
Accrued marketing fees and royalties	681	304
Refund liability	664	622
Accrued purchase price consideration for business acquisition	218	3,029
Current portion of long-term debt	181	178
Other	4,161	3,585
	$8,489	$10,600
Customer Deposits
Our product offerings include premium, patented, child-resistant packaging, closed-system vaporization solutions and custom-branded retail products. For these product offerings, we generally receive a deposit from the customer (generally 50% of the total order cost, but the amount can vary by customer contract), when an order is placed by a customer. We typically complete orders related to customer deposits within six weeks to three months from the date of order, depending on the complexity of the customization and the size of the order. Changes in our customer deposits liability balance during the three months ended March 31, 2020 were as follows:

(in thousands)	Customer Deposits
Balance as of December 31, 2019	$3,152
Increases due to deposits received, net of other adjustments	2,792
Revenue recognized	(3,361)
Balance as of March 31, 2020	$2,583

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss during the three months ended March 31, 2020 were as follows:

(in thousands)	Foreign Currency Translation	Unrealized Loss on Derivative Instrument	Total
Balance at December 31, 2019	$(22)	$(50)	$(72)
Other comprehensive loss	(627)	(493)	(1,120)
Less: Other comprehensive loss attributable to non-controlling interest	477	376	853
Balance at March 31, 2020	$(172)	$(167)	$(339)

Changes in accumulated other comprehensive loss during the three months ended March 31, 2019 were as follows:

(in thousands)	Foreign Currency Translation	Unrealized Loss on Derivative Instrument	Total
Balance at December 31, 2018	$(286)	$—	$(286)
Other comprehensive income	28	—	28
Balance at March 31, 2019	$(258)	$—	$(258)
Supplier Concentration
We have three major vendors whose products accounted for an aggregate of approximately 35.8% of our total net sales and 40.1% of our total purchases for the three months ended March 31, 2020, and an aggregate of approximately 57.0% of our total net sales and 57.5% of our total purchases for the three months ended March 31, 2019. We expect to maintain our existing relationships with these vendors.
NOTE 8. STOCKHOLDERS’ EQUITY
Class A Common Stock Repurchase Program
On November 8, 2019, the our Board of Directors approved a stock repurchase program authorizing up to $5.0 million in repurchases of the our outstanding shares of Class A common stock. Under the program, we may repurchase shares in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. We may periodically repurchase shares in open market transactions, directly or indirectly, in block purchases and in privately negotiated transactions or otherwise. The timing, pricing, and amount of any repurchases under the share repurchase program will be determined by management at its discretion based on a variety of factors, including, but not limited to, trading volume and market price of our Class A common stock, corporate considerations, our working capital and investment requirements, general market and economic conditions, and legal requirements. The share repurchase program does not obligate us to repurchase any common stock and may be modified, discontinued, or suspended at any time. Shares of Class A common stock repurchased under the program are subsequently retired. There were no share repurchases under the program during the three months ended March 31, 2020.

Non-Controlling Interests
As discussed in “Note 1—Business Operations and Organization,” we consolidate the financial results of the Operating Company and report a non-controlling interest related to the Common Units held by non-controlling interest holders on our consolidated financial statements. As of March 31, 2020, we owned 24.5% of the economic interests in the Operating Company, with the remaining 75.5% of the economic interests owned by non-controlling interest holders. The non-controlling interests on the accompanying consolidated statements of operations and comprehensive loss represents the portion of the loss attributable to the economic interest in the Operating Company held by the non-controlling holders of Common Units calculated based on the weighted average non-controlling interests’ ownership during the periods presented.

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
Prior to the amendment and restatement of the Operating Company’s LLC Agreement on April 17, 2019 in connection with the IPO, the Operating Company’s membership interests were defined solely as percentage interests as the LLC Agreement did not define a number of membership units outstanding or authorized. As a result, a calculation of basic and diluted earnings per unit for the three months ended March 31, 2019 was not presented in the accompanying condensed consolidated financial statements, as a denominator to the calculation could not be determined.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A common stock is as follows (in thousands):

Three months ended March 31, 2020
Numerator:
Net loss	$(16,739)
Less: Net loss attributable to non-controlling interests	(12,278)
Net loss attributable to Class A common stockholders	$(4,461)
Denominator:
Weighted average shares of Class A common stock outstanding	10,455
Net loss per share of Class A common stock - basic and diluted	$(0.43)
For the three months ended March 31, 2020, 5,869,778 shares of Class B common stock, 77,791,218 shares of Class C common stock and 745,784 stock options were excluded from the weighted-average in the computation of diluted net loss per share of Class A common stock because the effect would have been anti-dilutive.
Shares of our Class B common stock and Class C common stock do not share in our earnings or losses and are therefore not participating securities. As such, separate calculations of basic and diluted net loss per share for each of our Class B common stock and Class C common stock under the two-class method have not been presented.
NOTE 9. COMPENSATION PLANS
2019 Equity Incentive Plan
On April 17, 2019, we adopted the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan provides eligible participants with compensation opportunities in the form of cash and equity incentive awards. The 2019 Plan is designed to enhance our ability to attract, retain and motivate our executive officers, directors and employees and incentivizes them to increase our long-term growth and equity value in alignment with the interests of our stockholders. Under the 2019 Plan, we may grant up to 5,000,000 stock options and other equity-based awards to employees, directors and officers.
During the three months ended March 31, 2020, we recorded compensation expense related to stock options of approximately $0.4 million, which was included within "salaries, benefits and payroll taxes" in our condensed consolidated statement of operations and comprehensive loss. As of March 31, 2020, total unrecognized compensation expense related to unvested stock options was approximately $2.6 million, which is expected to be recognized over a weighted-average period of 4.4 years.
Common Units of the Operating Company Granted as Equity-Based Compensation
During the three months ended March 31, 2020, we recorded compensation expense related to Common Units of approximately $0.7 million, which was offset by actual forfeitures of Common Units during the first quarter of 2020 of approximately $0.8 million, which were included within "salaries, benefits and payroll taxes" in our condensed consolidated statements of operations and comprehensive loss. As of March 31, 2020, total unrecognized compensation expense related to unvested Common Units was approximately $3.5 million, which is expected to be recognized over a weighted-average period of 2.2 years.
During the three months ended March 31, 2019, we recorded compensation expense related to Common Units of approximately $2.9 million, which is included within "salaries, benefits and payroll taxes" in our condensed consolidated financial statements of operations and comprehensive loss.

NOTE 10. INCOME TAXES
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
As of March 31, 2020 and December 31, 2019, management performed an assessment of the realizability of our deferred tax assets based upon which management determined that it is not more likely than not that the results of operations will generate sufficient taxable income to realize portions of the net operating loss benefits. Consequently, we established a full valuation allowance against our deferred tax assets, and reflected a carrying balance of $0 as of March 31, 2020 and December 31, 2019, respectively. In the event that management determines that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance will be made, which would reduce the provision for income taxes. The income tax benefit and provision for the three months ended March 31, 2020 and 2019, respectively, relates to taxes in foreign jurisdictions, including Canada and the Netherlands.

For the three months ended March 31, 2020, the effective tax rate differed from the U.S. federal statutory tax rate of 21% primarily due to the Operating Company’s pass-through structure for U.S. income tax purposes, the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and the valuation allowance against the deferred tax asset.
For the three months ended March 31, 2020, we did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties.
Tax Receivable Agreement (TRA)
We entered into the TRA with the Operating Company and each of the members that provides for the payment by the Operating Company to the members of 85% of the amount of tax benefits, if any, that we may actually realize (or in some circumstances are deemed to realize) as a result of (i) increases in tax basis resulting from any future redemptions that are funded by us or exchanges of Common Units described above in “Note 1—Business Operations and Organization” and (ii) certain other tax benefits attributable to payments made under the TRA.

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

As noted above, we evaluated the realizability of the deferred tax assets resulting from the IPO and the Transactions completed in April 2019 and established a full valuation allowance against those benefits. As a result, we determined that payments to noncontrolling interest holders under the TRA are no longer probable. Based on this assessment, our TRA liability as of March 31, 2020 was $0. The total unrecorded TRA liability was estimated to be approximately $5.7 million as of March 31, 2020 and December 31, 2019. If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, we will record a liability related to the TRA, which would be recognized as expense within our condensed consolidated statements of operations and comprehensive (loss) income.
During the three months ended March 31, 2020, we did not make any payments, inclusive of interest, to members of the Operating Company pursuant to the TRA.

NOTE 11. SEGMENT REPORTING
We merchandise vaporizers and other products in the United States, Canada and Europe and we distribute to retailers through our wholesale operations and to consumers through e-commerce activities. We define our segments as those operations whose results our Chief Operating Decision Makers ("CODMs") regularly review to analyze performance and allocate resources. Therefore, segment information is prepared on the same basis that management reviews financial information for operational decision-making purposes.
The reportable segments identified are our business activities for which discrete financial information is available and for which operating results are regularly reviewed by our CODMs. As of March 31, 2020, we have three reportable segments: (1) United States, (2) Canada and (3) Europe. The United States operating segment is comprised of our United States operations, the Canadian operating segment is comprised of our Canadian operations, and the European operating segment is comprised of our European operations, currently based in the Netherlands. Corporate and other activities which are not allocated to our reportable segments consist primarily of equity-based compensation expenses and other corporate overhead items. We sell similar individual products in each of our segments.
The table below provides information on revenues from external customers, intersegment revenues, and income (loss) before income taxes for our reportable segments for the three months ended March 31, 2020 and 2019. We eliminate intersegment revenues in consolidation.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Revenue from external customers:
United States	$27,130	$43,091
Canada	4,405	6,807
Europe	2,333	—
Corporate and other	—	—
	$33,868	$49,898
Intercompany revenues:
United States	$2,244	$609
Canada	14	41
Europe	384	—
Corporate and other	—	—
	$2,642	$650
Income (loss) before income taxes:
United States	$(14,307)	$(1,074)
Canada	275	134
Europe	(461)	—
Corporate and other	(2,327)	(16,712)
	$(16,820)	$(17,652)

NOTE 12. SUBSEQUENT EVENTS
Redemption of Common Units of the Operating Company

On April 20, 2020, the Operating Company received a redemption notice for 1.3 million Common Units. Based upon this redemption notice, pursuant to the terms of the Operating Agreement, we issued shares of Class A common stock on April 30, 2020, to the redeeming member of the Operating Company on a one-to-one basis to the number of Common Units redeemed, and we also cancelled an equivalent number of shares of Class B common stock held by the redeeming member for no consideration. The shares of Class A common stock were issued in reliance upon an exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933, as amended.

Distribution Center Consolidation
We are in process of executing our business transformation plan whereby we are transitioning to a streamlined distribution center network with fewer, centrally-located, highly automated facilities. As part of this plan, we closed our Schenectady, New York and Delta, Canada distribution centers on May 14, 2020 and May 15, 2020, respectively, and we plan to close our Jacksonville, Florida, Torrance, California and Visalia, California distribution centers in June 2020. The aggregate ROU asset and operating lease liability balances for these distribution centers were approximately $1.1 million and $1.2 million as of March 31, 2020, respectively. We anticipate impairing the ROU assets and derecognizing the corresponding operating lease liabilities during the second quarter of 2020. Additionally, we anticipate incurring a lease cancellation fee of approximately $0.3 million related to our Torrance, California distribution center, and we may incur additional fees during the course of our negotiations to amend or terminate our existing lease agreements.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of Greenlane Holdings, Inc. and its consolidated subsidiaries (the “Company”) as of March 31, 2020 and December 31, 2019 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and related notes of Greenlane Holdings, Inc. for the year ended December 31, 2019, which are included in our Annual Report on Form 10-K. The terms “we,” “our” and “us” as used herein refer to the Operating Company and its consolidated subsidiaries prior to the Transactions described in this Form 10-Q and to Greenlane Holdings, Inc. and its consolidated subsidiaries, including the Operating Company, following the Transactions.
Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could” and similar expressions. Examples of forward-looking statements include, without limitation:
● the impacts of the novel coronavirus ("COVID-19") pandemic and measures intended to prevent or mitigate its spread, and our ability to accurately assess and predict such impacts on our results of operations, financial condition, acquisition and disposition activities, and growth opportunities;
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
Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Factors that might cause such a difference include those discussed in our filings with the SEC, under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019, as well as those Risk Factors noted in Part II, Item 1A of this Form 10-Q..
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

Except as required under the federal securities laws and rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented herein. These statements should be considered only after carefully reading the risk factors and the other information in our Annual Report on Form 10-K for the year ended December 31, 2019 and this entire Quarterly Report on Form 10-Q.

Overview
We are one of the largest global sellers of premium cannabis accessories and liquid nicotine products in the world. We operate as a powerful house of brands, third-party brand accelerator and distribution platform for consumption devices and lifestyle brands serving the global cannabis and liquid nicotine markets with an expansive customer base of more than 11,000 retail locations, including licensed cannabis dispensaries, and smoke and vape shops. We merchandise vaporizers and other products in the United States, Canada and Europe and we distribute to retailers through wholesale operations and to consumers through e-commerce activities and our retail stores. We provide value-added customer support to complement our product offerings and help our customers operate and grow their businesses. We believe our market leadership, wide distribution network, broad product selection and extensive technical expertise provide us with significant competitive advantages and create a compelling value proposition for our customers and our suppliers. In addition, our premium product lines, broad product portfolio and strategically-located distribution centers position us well to meet the needs of our customers and ensure timely delivery of products.
We are the partner of choice for many of the industry’s leading players including PAX Labs, Grenco Science, Firefly, DaVinci, Eyce, Santa Cruz Shredder, Cookies, JUUL and dozens of others. We have also set out to develop a world-class portfolio of our own proprietary brands that we believe will, over time, deliver higher margins and create long-term value. Our Greenlane Brands are comprised of child-resistant packaging innovator Pollen Gear; VIBES rolling papers; the Marley Natural accessory line; the Keith Haring accessory line; Aerospaced & Groove grinders; and Higher Standards, which is both an upscale product line and an innovative retail experience with flagship stores at New York City’s famed Chelsea Market and a new location opened in January 2020 in the iconic Malibu Village in California. During the first quarter of 2020, we entered into a new lease agreement for a new Cookies branded retail store located in Barcelona, Spain, which opened on May 26, 2020. We also own and operate several industry-leading e-commerce platforms, including Vapor.com, Higherstandards.com, Aerospaced.com, Azarius.net and Vaposhop.com. These e-commerce platforms offer convenient, flexible shopping solutions directly to consumers.
We continue to be well-funded to execute upon our business transformation plans, with $43.7 million in cash as of March 31, 2020, compared to $47.8 million in cash as of December 31, 2019.
We operate distribution centers in the United States, Canada, and Europe. Effective January 2020, we began taking steps to optimize our distribution network in the coming months, transitioning to a more centralized model with fewer, larger, highly-automated facilities in the U.S. and open a new, streamlined, centrally-located facility, which will help us reduce costs going forward. This consolidation will require fewer distribution center employees while also driving business improvement in multiple areas, including inventory management, sales operations, and customer experience. We closed our Schenectady, New York and Delta, Canada distribution centers on May 14, 2020 and May 15, 2020, respectively and we plan to close our Jacksonville, Florida, Torrance, California and Visalia, California distribution centers in June 2020.

We have three distinct operating segments, which include our United States operations, our Canadian operations, and our European operations. These operating segments also represent our reportable segments. Refer to "Note 11— Segment Reporting", for more discussion regarding our segment reporting. Overall, total net sales generated by our United States operating segment accounted for approximately 80.1% and 86.4% of total consolidated net sales for the three months ended March 31, 2020 and 2019, respectively. Total net sales generated by our Canadian operations accounted for approximately 13.0% and 13.6% of total consolidated net sales for the three months ended March 31, 2020 and 2019, respectively. With our acquisition of Conscious Wholesale in September 2019, we commenced operations of our European segment. Total net sales generated by this segment accounted for approximately 6.9% of total consolidated net sales for the thee months ended March 31, 2020. We expect revenue from this segment to increase over the next reporting periods as we continue to expand our foothold in Europe.

We market and sell our products in the business to business (“B2B”), business to consumer (“B2C”) and supply and packaging (“S&P”) areas of the marketplace. We have a diverse base of customers, and our top ten customers accounted for only 13.8% of our net sales for the three months ended March 31, 2020, with no single customer accounting for more than 2.1% of our net sales. While we distribute products to a growing number of large national and regional retailers in Canada, our typical B2B customer is an independent retailer operating in a single market. Our sales teams interact regularly with customers as most of them have frequent restocking needs. We believe our high-touch customer service model strengthens relationships, builds loyalty and drives repeat business. During the first quarter of 2020, our B2B, B2C and S&P revenues represented approximately 68.9%, 8.3% and 12.4% of net sales, respectively, compared to 76.0%, 3.7%, and 14.6% of net sales, respectively, during the same period in 2019. Channel and drop-ship revenues derived from the sales and shipment of our products to the customers of third-party website operators and providing other services to our customers represented approximately 10.4% of our net sales during the first quarter of 2020, compared to 5.7% during the same period in 2019.
During the first quarter of 2020, we noted a reduction in net sales due to the FDA's restriction on the sale of certain products, primarily mint-flavored JUUL, and our deliberate decision to proactively move away from low-margin sales, which historically included JUUL product discounts. JUUL sales were reduced to $4.4 million, or 13.0% of net sales for the first quarter of 2020, compared to $5.9 million, or 15.9% of net sales for the fourth quarter of 2019. We improved gross margin on first quarter JUUL sales by 2.5% compared to the fourth quarter of 2019 due to our enforcement of gross margin floors on JUUL sales. As we look ahead to the key drivers of growth in our business, we continue to be focused on the higher-margin parts of the business that will better position us for the long-term, through continued investment in growing our Greenlane Brands, the supply and packaging revenue stream, and our direct-to-consumer businesses. Our portfolio of Greenlane Brands accounted for $6.3 million, or 18.5%, of net sales for the first quarter of 2020, compared to $4.6 million, or 9.2%, for the first quarter in 2019, and $4.4 million, or 11.8%, for the fourth quarter of 2019, representing a quarter-over-quarter increase in Greenlane Brand sales of approximately $1.9 million, or 43.2%. Our Greenlane Brand sales for the first quarter of 2020 were largely driven by sales of our Pollen Gear and VIBES Greenlane Brands, which amounted to $3.5 million and $1.6 million respectively. VIBES sales doubled over every sequential quarter since launch in the second quarter of 2019, with lifetime sales to more than 2,000 B2B customers. Our efforts to promote our higher-margin Greenlane Brands combined with the decrease in JUUL sales due to regulatory restrictions, as well as our enforcement of gross margin floors, contributed to the gross margin of approximately 21.6% for the first quarter of 2020, compared to approximately 18.0% for the first quarter of 2019, and approximately 18.3% for the fourth quarter of 2019.

In December 2019, a novel strain of coronavirus known as COVID-19 was reported in Wuhan, China. In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. In response to the COVID-19 pandemic, many state and local governments throughout the United States began issuing "stay at home" orders directing the closure of non-essential businesses and directing citizens to remain home unless they are conducting essential business or other prescribed activities. Similar orders have proliferated in Canada and Europe. Prior to the impact of the COVID-19 pandemic, we had anticipated returning to cash-flow positive operations by the fourth quarter of 2020. While we are continuing to work towards this goal, we expect that timing may shift, depending on how long the current environment remains.

Since the implementation of "stay at home" orders, there has been a significant decline in sales to smoke shops, vape shops, and similar independent retailers that comprise a large portion of our customer base. Many of these customers are closed as a result of the "stay at home" orders and it is possible that some of these customers may close permanently as a result of business lost during the pandemic. While we have not experienced notable difficulties in collecting our outstanding accounts receivable due to COVID-19, we are continuing to monitor the impact of the pandemic on our customers, including their ability to remain in business and to make payments to us in the ordinary course of business.

We have implemented several measures in response to the COVID-19 pandemic, including encouraging remote work for our employees in our U.S. and European offices, and are working to re-open these locations starting in mid-June 2020, with a phased approached at our Boca Raton, Florida and Amsterdam, Netherlands offices, and the California office following in July 2020. We are also in the process of evaluating modifications to our "work from home" policy and are considering moving certain limited positions to permanent "work from home" arrangements to reduce the capacity of our offices and to enable required distancing guidelines.

We have temporarily closed our retail store locations in New York and California, while our Amsterdam retail store remains open in a limited capacity. We aim to resume operations of our retail stores in mid-June 2020 and early July 2020, as permitted by local regulations and public health guidelines, which are continuing to evolve. As a result of the temporary retail store closures, we have furloughed a limited number of employees at the respective locations. We also accelerated the permanent closure of our Ponce City Market retail store in Georgia during the first quarter of 2020, which had been planned prior to the break-out of the COVID-19 pandemic.

Based on our roles as a supplier to essential businesses including licensed cannabis businesses and an e-commerce distributor, all of our distribution centers remained in operation since the outbreak of the COVID-19 pandemic. We implemented protective measures for our employees, including social distancing measures, which limited the number of employees present during work shifts. To compensate for the reduced number of employees present during work shifts, we extended distribution center operating hours in order to sustain timely fulfillment of sales orders.

We have not experienced notable impacts to our supply channels since the outbreak of the COVID-19 pandemic, including as it relates to our overseas vendors and suppliers, however, we are continuing to monitor the pandemic's effect on our vendors and our ability to source our inventory, and are continuously evaluating adjustments to our purchasing to meet any anticipated changes in demand and product availability.

While our e-commerce sales only represent a small fraction of our net sales, since March 15, 2020, we have seen significant growth in sales made through our e-commerce channels and online marketplaces. Specifically, the average weekly merchandise revenue generated from our Vapor.com website for the period March 15 through May 23, 2020 has increased by approximately 96% compared to the period immediately preceding the inception of the "stay at home" orders (January 1 through March 14, 2020). Although online channels only accounted for approximately $2.2 million in net sales for the first quarter of 2020, we expect to continue to capitalize on newly acquired e-commerce customers in future periods.

While we have implemented measures to minimize the impact to our business of the COVID-19 pandemic, we cannot reasonably estimate the length or severity of this pandemic, or whether the measures we have taken or may take in the future will be sufficient to mitigate the adverse impacts of the pandemic. We expect that the COVID-19 pandemic will continue to negatively impact our financial condition and results of operations, however, the extent of the impact of the pandemic on our operational and financial performance will depend on certain developments that remain uncertain and cannot be predicted as of the date of this Form 10-Q.
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

Recently, the identification of many cases of e-cigarette or vaping product use associated lung injury (“EVALI”) has led to significant scrutiny of e-cigarette and other vaporization products. According to the Centers for Disease Control and Prevention ("CDC"), most of the patients with EVALI reported a history of using vaporization products containing tetrahydrocannabinol ("THC"). The CDC has reported that products containing THC, particularly those obtained from informal sources (e.g., illicit dealers), are linked to most of the incidents involving EVALI. The CDC has recommended, among other things, that consumers not use vaping products containing THC and not purchase vaping products from unlicensed sellers. While the CDC has not definitively identified the cause(s) of EVALI, on November 5, 2019, it published findings that 48 of 51 fluid samples collected from the lungs of patients with EVALI contained vitamin E acetate. Although we do not sell vitamin E acetate or any products containing vitamin E acetate, recent incidence of EVALI, other public health concerns, and associated negative perceptions of vaping could lead consumers to avoid vaping products, which would materially and adversely affect our results of operations.

In response to EVALI, as well as concerns about people under the age of eighteen using vaping products, several localities, states, and the federal government have enacted measures restricting the sale of certain types of vaping products. For example, on December 20, 2019, legislation was signed into law that raised the federal minimum age of sale for tobacco products from 18 to 21. As another example, on January 2, 2020, the United States Food and Drug Administration ("FDA") announced a new policy prioritizing enforcement against certain unauthorized flavored e-cigarette products that appeal to minors, including fruit and mint flavors, as well as of any other products that are targeted to minors. Additionally, some state and local governments have enacted or plan to enact laws and regulations that restrict the sale of certain types of vaping products. For example, several states and localities have implemented bans on certain flavored vaping products in an effort to reduce the appeal of such products to minors and some localities have banned the sale of nicotine vaping products entirely. Other states have banned the sale of vaporizers direct to consumers through mail. These new vaping laws are rapidly shifting and, in some instances, have been repealed or narrowed as the result of successful legal challenges. Laws banning certain vaping products or restricting the manner in which they may be sold have taken effect or will soon take effect in Massachusetts, New York, New Jersey, Maryland, Rhode Island, Vermont, and Maine among other jurisdictions. Taken together, these federal and state restrictions on vaping products materially and adversely affect our revenues. The ultimate impact of these policy developments will depend upon, among other things, the types and quantities of products we sell that are encompassed by each ban, the success of legal challenges to the bans, our suppliers' actions to adapt to actual and potential regulatory changes, and our ability to provide alternative products.

We believe the continuing trend of states’ legalization of medicinal and adult-use cannabis is likely to contribute to an increase in the demand for many of our products. Illinois recently adopted the Cannabis Regulation and Taxation Act, becoming the first state to legalize a comprehensive adult-use cannabis market through its state legislature. Other states appear likely to legalize either medical or adult use cannabis in 2020. It appears that Arizona, New Jersey, and South Dakota each will put cannabis legalization on their respective ballots in 2020. However, we can provide no assurances as to which states, if any, will legalize cannabis.

In addition, 26 states and the District of Columbia have recently adopted laws imposing taxes on liquid nicotine. These laws have already taken effect in 18 states and the District of Columbia, with the remaining eight states’ taxes set to take effect by January 2021. Additionally, at least nine states have adopted laws imposing taxes on vaporizers. These laws have already taken effect in six states, with the remaining three states’ taxes set to take effect by January 2021. These taxes will result in increased prices to end consumers, which may adversely impact the demand for our products. We expect these taxes would impact our competitors similarly, assuming their compliance with applicable laws.

Trade policy also may impact our results of operations and prospects. For example, on September 25, 2019, a domestic party filed with the U.S. Department of Commerce and U.S. International Trade Commission an anti-dumping and countervailing duty petition related to certain glass containers imported from China. On March 2, 2020, U.S. Department of Commerce published a preliminary determination that countervailable subsidies are being provided to producers and exporters of these glass containers. On May 22, 2020, the U.S. Department of Commerce published its final determination that countervailable subsidies are being provided to producers and exporters of these glass containers and imposed countervailing duties ranging from approximately 25% to 320% on imports from certain manufacturers and exporters. These duties apply to certain of our manufacturers and products and may materially and adversely affect our revenues, particularly if we are unable to source these products from other locations at comparable prices.

Critical Accounting Policies and Estimates
See Part II, Item 7, "Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2019.
As of March 31, 2020, the impact of COVID-19 continues to unfold. As a result, many of our estimates and assumptions, such as those used in determining the allowance for slow-moving or obsolete inventory, the accounts receivable allowance for doubtful accounts, the valuation of goodwill, and the valuation of contingent consideration required increased judgment and carried a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates and assumptions may change materially in future periods.

Results of Operations
The following table presents operating results as a percentage of total net sales:

	Three Months Ended March 31,
	2020		2019
	($ in thousands)
Net sales:
United States	$27,130	80.1%	$43,091	86.4%
Canada	4,405	13.0%	6,807	13.6%
Europe	2,333	6.9%	—	—%
Total net sales	33,868	100.0%	49,898	100.0%
Cost of sales	26,539	78.4%	40,911	82.0%
Gross profit	7,329	21.6%	8,987	18.0%

Operating expenses:
Salaries, benefits and payroll taxes	6,614	19.5%	8,082	16.2%
General and administrative	8,659	25.6%	5,384	10.8%
Goodwill impairment charge	8,996	26.6%	—	—%
Depreciation and amortization	710	2.1%	684	1.4%
Total operating expenses	24,979	73.8%	14,150	28.4%
Loss from operations	(17,650)	(52.2)%	(5,163)	(10.4)%

Other income (expense), net:
Change in fair value of convertible notes	—	—%	(12,063)	(24.2)%
Interest expense	(110)	(0.3)%	(602)	(1.2)%
Other income, net	940	2.8%	176	0.4%
Total other income (expense), net	830	2.5%	(12,489)	(25.0)%
Loss before income taxes	(16,820)	(49.7)%	(17,652)	(35.4)%
(Benefit from) provision for income taxes	(81)	(0.2)%	12	—%
Net loss	(16,739)	(49.5)%	(17,664)	(35.4)%
Net loss attributable to non-controlling interest	(12,278)	(36.3)%	—	—%
Net loss attributable to Greenlane Holdings, Inc.	$(4,461)	(13.2)%	$(17,664)	(35.4)%

Net Sales

	Three Months Ended March 31,		Change
	2020	2019	$	%
	($ in thousands)
Net sales by reportable segment:
United States	$27,130	$43,091	$(15,961)	(37.0)%
Canada	4,405	6,807	(2,402)	(35.3)%
Europe	2,333	—	2,333	100.0%
Net sales	$33,868	$49,898	$(16,030)	(32.1)%
We sell a broad array of premium consumption accessories and vaporization products across a variety of categories, including premium vaporizers and parts, cleaning products, grinders and storage containers, pipes, rolling papers and customizable lines of premium specialty packaging, primarily to B2B customers, including retailers, distributors and licensed cannabis cultivators, processors and dispensaries. We also sell many of our products directly to B2C consumers through our e-commerce operations and, to a lesser extent, through our retail stores. Shipping costs billed to our customers are included in net sales, while shipping and handling costs, which include inbound freight costs and the cost to ship products to our customers, are typically included in cost of sales.

Revenues in the United States for the three months ended March 31, 2020 were approximately $27.1 million, compared to approximately $43.1 million in the same period in 2019, representing a decrease of $16.0 million, or 37.0%, primarily due to the ban on flavored vape pods implemented by the U.S. Food and Drug Administration effective January 1, 2020, our decision to discontinue sales of lower-margin JUUL products, and slight disturbances during March 2020 to our revenue channels from COVID-19. Approximately $6.4 million and $0.3 million in revenues from mint-flavored pods and other flavored pods, respectively, was generated in the United States during the first quarter of 2019, with no equivalent revenue in the first quarter of 2020. Additionally, our sales of JUUL products (excluding flavored pods) in the United States decreased by $6.6 million, or 76.4%, from $8.6 million during the three months ended March 31, 2019 to approximately $2.0 million during the three months ended March 31, 2020.

As a result of our acquisition of Conscious Wholesale on September 30, 2019, we began operating in the Netherlands and expanded our reach to European countries. This acquisition resulted in the establishment of our European segment, which generated revenues of approximately $2.3 million during the three months ended March 31, 2020.

Revenues in Canada for the three months ended March 31, 2020 were approximately $4.4 million, compared to approximately $6.8 million in the same period in 2019, representing a decrease of $2.4 million or 35.3%, primarily due to shifts in the Canadian regulatory environment in each period. Specifically, the legalization of cannabis in Canada in October 2018 led to a surge of revenues in the first quarter of 2019, whereas difficulties caused by the COVID-19 pandemic and regulatory uncertainty surrounding the future of JUUL and other e-cigarette products in Canada led to a reduction in revenues in the first quarter of 2020. Despite the instability caused by the regulatory environment and COVID-19 pandemic, revenues in Canada for the three months ended March 31, 2020 increased by approximately $1.0 million, or 29.4%, compared to the three months ended December 31, 2019.

Cost of Sales and Gross Margin

	Three Months Ended March 31,		Change
	2020	2019	$	%
	($ in thousands)
Cost of sales	$26,539	$40,911	$(14,372)	(35.1)%
Percentage of net sales	78.4%	82.0%
Gross profit percentage	21.6%	18.0%
Cost of sales decreased approximately $14.4 million, or 35.1%, in the three months ended March 31, 2020 compared to the same period in 2019, primarily due to the decrease of approximately $15.3 million, or 38.6%, in costs of merchandise expense, from approximately $39.6 million in the three months ended March 31, 2019, to approximately $24.3 million in the three months ended March 31, 2020. This decrease was offset by a $0.9 million increase to non-merchandise cost of sales in the three months ended March 31, 2020 compared to the same period in 2019 primarily due to a decrease in volume purchase rebates for JUUL caused by the decrease in JUUL business.
Gross margin, or gross profit as a percentage of net sales, has been and will continue to be affected and fluctuate based upon a variety of factors, including the average mark-up over cost of our products, the mix of products sold and purchasing efficiencies. Our products are sourced from suppliers who may use their own third-party manufacturers. Our product costs and gross margins may be impacted by the product mix we sell in any given period. For example, our vaporizer products tend to have a higher product cost and lower gross margins than our grinder products.
The increase in gross profit percentage to 21.6% in the first quarter of 2020, compared to 18.0% in the first quarter of 2019 is mainly attributed to the decrease in JUUL sales, as we continued in our transformation initiative to reduce our concentration in JUUL products and focus on higher margin products, such as our Greenlane Brands. JUUL sales as a percentage of total net sales decreased from approximately 42.0% in the first quarter of 2019 to approximately 13.0% of total net sales in the first quarter of 2020. Additionally, revenues from our higher-margin Greenlane Brands increased to approximately 18.5% of total net sales in the first quarter of 2020, compared to approximately 9.2% of total net sales for the first quarter of 2019.

Operating Expenses
Salaries, Benefits and Payroll Taxes

	Three Months Ended March 31,		Change
	2020	2019	$	%
	($ in thousands)
Salaries, benefits and payroll taxes	$6,614	$8,082	$(1,468)	(18.2)%
Percentage of net sales	19.5%	16.2%
Salaries, benefits and payroll taxes in the three months ended March 31, 2020 decreased approximately $1.5 million, or 18.2%, compared to the same period in 2019, primarily due to a decrease in equity-based compensation expense of $2.5 million, as we recognized approximately $0.3 million of expense in the first quarter of 2020, compared to approximately $2.8 million of expense in the first quarter of 2019. The decrease in equity-based compensation was offset primarily by increases in wages and related payroll expenses of approximately $1.1 million related to the additional workforce hired to accommodate our operations as a public company and the additional employees absorbed as part of the acquisition of Conscious Wholesale.

As part of our transformation plan, we reduced our workforce by an aggregate of 50 employees in February and March 2020. While the impact of these reductions in force did not have a material impact on our salaries, benefits and payroll taxes expense for the three months ended March 31, 2020, we anticipate annual savings of approximately $2.4 million attributable to these efforts going forward. As we continue to execute our transformation plan and closely monitor the evolving COVID-19 landscape, we remain focused on identifying cost-saving opportunities while delivering on our strategy to recruit, train, promote and retain the most talented and success-driven personnel in the industry.
General and Administrative Expenses

	Three Months Ended March 31,		Change
	2020	2019	$	%
	($ in thousands)
General and administrative	$8,659	$5,384	$3,275	60.8%
Percentage of net sales	25.6%	10.8%
General and administrative expenses increased approximately $3.3 million, or 60.8%, in the three months ended March 31, 2020 as compared to the same period in 2019. This increase was primarily due to approximately $1.1 million in additional accounting fees as we increased reporting requirements as a public company; an increase of approximately $0.8 million in legal fees; an increase of approximately $0.5 million in subcontractor fees; and an increase of approximately $0.7 million related to increases in rent and facilities expense and web-based software expenses.
Goodwill Impairment Charge

	Three Months Ended March 31,		Change
	2020	2019	$	%
	($ in thousands)
Goodwill impairment charge	$8,996	$—	$8,996	*
Percentage of net sales	26.6%	0.0%
*Not meaningful

Due to recent market conditions and estimated adverse impacts from the COVID-19 pandemic, management concluded that a triggering event occurred in the first quarter of 2020, requiring a quantitative impairment test of our goodwill for our United States and Europe reporting units. Based on this assessment, we concluded that the fair value of our Europe reporting unit exceeded its carrying value and no impairment charge was required. However, the estimated fair value of United States reporting unit was determined to be below its carrying value, which resulted in a $9.0 million goodwill impairment charge.

Depreciation and Amortization Expenses

	Three Months Ended March 31,		Change
	2020	2019	$	%
	($ in thousands)
Depreciation and amortization	$710	$684	$26	3.8%
Percentage of net sales	2.1%	1.4%
Depreciation and amortization expense remained consistent for the three months ended March 31, 2020, as compared to the same period in 2019, with a slight increase in the current period due to intangible assets acquired through the acquisition of Conscious Wholesale in September 2019.
Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2020	2019	$	%
	($ in thousands)
Other income (expense), net	$830	$(12,489)	$13,319	(106.6)%
Percentage of net sales	2.5%	(25.0)%

Other income (expense), net increased by approximately $13.3 million in the three months ended March 31, 2020 compared to the same period in 2019, primarily due a change in the fair value of our convertible notes payable during the first quarter of 2019, which resulted in an expense of approximately $12.1 million in the first quarter of 2019, with no corresponding expense in the first quarter of 2020. This increase is also attributable to a gain of approximately $0.6 million on changes in the fair value of contingent consideration during the three months ended March 31, 2020, a decrease in interest expense of approximately $0.5 million, primarily due to the absence of debt issuance costs related to convertible notes during the first quarter of 2020, and an increase in interest income of approximately $0.1 million on our proceeds from the IPO, with no equivalent income in the first quarter of 2019.
(Benefit from) Provision for Income Taxes

	Three Months Ended March 31,		Change
	2020	2019	$	%
	($ in thousands)
(Benefit from) provision for income taxes	$(81)	$12	$(93)	(775.0)%
Percentage of net sales	(0.2)%	0.0%

As a result of the IPO and the related transactions (defined in "Note 1—Business Operations and Organization" of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q), we own a portion of the Common Units of the Operating Company, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, the Operating Company is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by the Operating Company is passed through to, and included in the taxable income or loss of, its members, including us, in accordance with the terms of the Operating Agreement. We are subject to federal income taxes, in addition to state and local income taxes with respect to our allocable share of the Operating Company’s taxable income or loss.

Prior to the consummation of our IPO in April 2019, the provision for income taxes included only income taxes on income from the Operating Company’s Canadian subsidiary, based upon an estimated annual effective tax rate of approximately 15.0%. After the consummation of the IPO, we became subject to U.S. federal, state and local income taxes with respect to our allocable share of the Operating Company’s taxable income or loss. Furthermore, after completing the Conscious Wholesale acquisition in September 2019, the Operating Company became subject to Dutch income taxes on income from its Netherlands-based subsidiary, based upon an estimated effective tax rate of approximately 25.0%.

During the third quarter of 2019, management performed an assessment of the realizability of our deferred tax assets based upon which management determined that it is not more likely than not that the results of operations will generate sufficient taxable income to realize portions of the net operating loss benefits. Consequently, we established a full valuation allowance against our deferred tax assets, thus reducing the carrying balance to $0. In the event that management determines that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance will be made which would reduce the provision for income taxes.

Key Metrics and Non-GAAP Financial Measures
We monitor the following key metrics to help us measure and evaluate the effectiveness of our operations, develop financial forecasts, and make strategic decisions:

	Three Months Ended March 31,
	2020	2019
	($ in thousands)
Net sales	$33,868	$49,898
Period-over-period change	(32.1)%	15.3%
Net cash used in operations	$(1,097)	$(7,261)
Adjusted net loss (1)	$(6,080)	$(1,478)
Adjusted EBITDA (1)	$(6,281)	$(778)

(1)Adjusted Net Loss and Adjusted EBITDA are non-GAAP financial measures. For the definitions and reconciliation of Adjusted Net Loss and Adjusted EBITDA to net loss, see “ Non-GAAP Financial Measures.”

Non-GAAP Financial Measures
We disclose Adjusted Net Loss and Adjusted EBITDA, which are non-GAAP performance measures, because management believes these metrics assist investors and analysts in assessing our overall operating performance and evaluating how well we are executing our business strategies. You should not consider Adjusted Net Loss or Adjusted EBITDA as alternatives to net loss, as determined in accordance with U.S. GAAP, as indicators of our operating performance. Adjusted Net Loss and Adjusted EBITDA have limitations as an analytical tool. Some of these limitations are:

•Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future and adjusted EBITDA does not reflect capital expenditure requirements for such replacements or for new capital expenditures;
•Adjusted EBITDA does not include interest expense, which has been a necessary element of our costs;
•Adjusted EBITDA does not reflect income tax payments we may be required to make;
•Adjusted EBITDA and Adjusted Net Loss do not reflect equity-based compensation;
•Adjusted EBITDA and Adjusted Net Loss do not reflect transaction and other costs which are generally incremental costs that result from an actual or planned transaction;
•Other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because Adjusted Net Loss and Adjusted EBITDA do not account for these items, these measures have material limitations as indicators of operating performance. Accordingly, management does not view Adjusted Net Loss or Adjusted EBITDA in isolation or as substitutes for measures calculated in accordance with U.S. GAAP.

The reconciliation of our Net Loss to Adjusted Net Loss for the three months ended March 31, 2020 and 2019, respectively, is as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net loss	$(16,739)	$(17,664)
Debt placement costs for convertible notes (1)	—	422
Transition to being a public company (2)	—	850
Equity-based compensation	270	2,851
One-time consulting and licensing related to ERP system implementation costs	64	—
Restructuring expenses	108	—
Due diligence costs related to acquisition target	1,221	—
Goodwill impairment charge	8,996	—
Change in fair value of convertible notes	—	12,063
Adjusted net loss	$(6,080)	$(1,478)
(1)Debt placement costs related to the issuance of convertible notes in January 2019.
(2)Includes certain non-recurring fees and expenses primarily attributable to consulting fees and incremental audit and legal fees incurred in connection with our transition to being a public company.
The reconciliation of our Net Loss to Adjusted EBITDA for the three months ended March 31, 2020 and 2019, respectively, is as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net loss	$(16,739)	$(17,664)
Other income, net (1)	(940)	(176)
Transition to being a public company (2)	—	850
Interest expense	110	602
(Benefit from) provision for income taxes	(81)	12
Depreciation and amortization	710	684
Equity-based compensation expense	270	2,851
One-time consulting and licensing related to ERP system implementation costs	64	—
Restructuring expenses	108	—
Due diligence costs related to acquisition target	1,221	—
Goodwill impairment charge	8,996	—
Change in fair value of convertible notes	—	12,063
Adjusted EBITDA	$(6,281)	$(778)
(1)Includes rental income, interest income, changes in the fair value of contingent consideration, and other miscellaneous income.
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
As of March 31, 2020, we had approximately $43.7 million of cash, of which $0.6 million was held in foreign bank accounts, and approximately $81.6 million of working capital, which is calculated as current assets minus current liabilities, compared with approximately $47.8 million of cash, of which $0.9 million was held in foreign bank accounts, and approximately $88.7 million of working capital as of December 31, 2019. The repatriation of cash balances from our foreign subsidiaries could have adverse tax impacts or be subject to capital controls; however, these balances are generally available to fund the ordinary business operations of our foreign subsidiaries without legal or other restrictions.
On October 1, 2018, the Operating Company, as the borrower, entered into an amended and restated revolving credit note (the “line of credit”) with Fifth Third Bank, for a $15.0 million revolving credit loan with a maturity date of August 23, 2020. Interest on the principal balance outstanding on the line of credit is due monthly at a rate of LIBOR plus 3.50% per annum provided that no default has occurred. The line of credit borrowing base is 80% of eligible accounts receivable plus 50% of eligible inventory. There were no borrowings outstanding on our line of credit at March 31, 2020 or December 31, 2019, respectively.
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
Cash Flows
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(1,097)	$(7,261)
Net cash used in investing activities	(2,262)	(972)
Net cash (used in) provided by financing activities	(149)	3,641

Net Cash Used in Operating Activities
During the three months ended March 31, 2020, net cash used in operating activities of approximately $1.1 million was a result of a net loss of $16.7 million offset by non-cash adjustments to net loss of $9.3 million, and a $6.3 million increase in cash generated by working capital primarily driven by decreases in our vendor deposits, accounts receivable, net, and other current assets and increases in accrued expenses and other liabilities.
During the three months ended March 31, 2019, net cash used in operating activities of approximately $7.3 million was a result of a net loss of $17.7 million offset by non-cash adjustments to net loss of $16.7 million, and a $6.3 increase in cash consumed by working capital primarily driven by increases in accounts receivable, net, inventories, and other current assets, and increases in accounts payable, and other current liabilities, partially offset by a decrease in accrued expenses.

Net Cash Used in Investing Activities
During the three months ended March 31, 2020, we used approximately $1.0 million of cash for capital expenditures, including computer hardware and software to support our growth and development, and to purchase warehouse supplies and equipment. Additionally, we used approximately $1.3 million for the acquisition of Conscious Wholesale.
During the three months ended March 31, 2019, we used approximately $0.5 million of cash for capital expenditures, including computer hardware and software to support our growth and development, and to purchase warehouse supplies and equipment, including the build-out of our retail locations. We also made an investment in equity securities of an entity for approximately $0.5 million, which represents a 1.71% ownership interest in the entity.
Net Cash (Used in) Provided by Financing Activities
During the three months ended March 31, 2020, net cash used in financing activities primarily consisted of approximately $0.1 million in payments on other long-term liabilities, notes payable and finance lease obligations.
During the three months ended March 31, 2019, net cash provided by financing activities was primarily attributable to proceeds from the issuance of convertible notes of approximately $8.0 million and proceeds from the line of credit of approximately $0.3 million, which was offset in part by the redemption of limited liability company membership interests of approximately $3.0 million, payment of approximately $1.6 million of debt issuance costs related to the convertible notes issued in December 2018 and January 2019, and approximately $0.1 million paid related to offering costs, capital lease obligations, and notes payable.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, as of March 31, 2020.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our quantitative and qualitative disclosures about market risk from those described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" previously included in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4. CONTROLS AND PROCEDURES
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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described in Item 9A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2019.
Remediation Plan and Status for the Material Weaknesses
As previously described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2019, we began implementing a remediation plan to address the material weaknesses identified in the fourth quarter of 2019, and our management continues to be actively engaged in the remediation efforts. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
Except as set forth below, there have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Public health epidemics, pandemics or outbreaks, including the recent coronavirus (COVID-19) pandemic, could adversely affect our business.

Public health epidemics, pandemics or outbreaks, and the resulting business or economic disruptions resulting therefrom, could adversely impact our business as well as our ability to raise capital. In December 2019, COVID-19 was identified in Wuhan, China. The virus continues to spread globally, has since been declared a pandemic by the World Health Organization and has spread to over 100 countries, including the United States. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, new information that may emerge concerning the severity of COVID-19 and public and private actions to contain COVID-19 and mitigate its impact. COVID-19 has and will likely continue to result in social, economic and labor instability in the countries in which we or the third parties with whom we engage operate. Since the implementation of “stay at home” orders, there has been a significant decline in sales to smoke shops, vape shops, and similar independent retailers that comprise a large portion of our customer base. Many of these customers are closed as a result of the “stay at home” orders and it is possible that some of these customers may close permanently as a result of business lost during the pandemic. While we cannot presently predict the full scope and severity of any potential business shutdowns or disruptions, if we or any of the third parties with whom we engage, including the suppliers, manufacturers, customers, and other third parties in our global supply chain, were to experience shutdowns or other significant business disruptions, our ability to conduct our business in the manner presently planned could be materially and negatively impacted. Further, any sustained disruption in the capital markets from the COVID-19 pandemic could negatively impact our ability to raise capital.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the three months ended March 31, 2020, we issued an aggregate of 480,000 shares of Class A common stock as a portion of the purchase consideration for the acquisition of a 100% interest ARI Logistics B.V. and Shavita B.V. (collectively, "Conscious Wholesale"), a leading European wholesaler and retailer of consumption accessories, vaporizers, and other high-quality products. The acquisition was completed in September 2019, as described in Item 8, Note 3 of our Annual Report on Form 10-K for the year ended December 31, 2019. These shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.
Use of Proceeds from Registered Securities

On April 23, 2019, we completed our IPO of 6,000,000 shares of Class A common stock, which was comprised of 5,250,000 shares of Class A common stock sold by Greenlane and 750,000 shares sold by certain selling stockholders, in each case at a public offering price of $17.00 per share. On April 29, 2019, the underwriters purchased an additional 450,000 shares of Class A common stock from selling stockholders pursuant to the partial exercise of their option to purchase additional shares in the IPO. We received aggregate net proceeds of approximately $79.5 million, after deducting the underwriting discounts and commissions and offering expenses. We used approximately $2.2 million of the proceeds from the IPO to fund a portion of the purchase price of the Conscious Wholesale business acquisition. We have used and intend to continue using the remainder of the net proceeds for working capital and general corporate purposes, including to fund possible investments in, and acquisitions of, complementary companies or their assets, businesses, partnerships, minority investments, products or technologies. However, we currently have no other commitments or agreements regarding any such acquisitions or investments. All shares were sold pursuant to a registration statement on Form S-1, as amended (File No. 333-230405), which was declared effective by the SEC on April 17, 2019. Cowen and Company, LLC and Canaccord Genuity LLC served as representatives of the several underwriters in the offering.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Greenlane Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to Greenlane’s Current Report on Form 8-K, filed April 25, 2019).
3.2	Second Amended and Restated By-Laws of Greenlane Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to Greenlane’s Current Report on Form 8-K, filed April 25, 2019).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to Greenlane’s Registration Statement on Form S-1/A, filed on April 8, 2019).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1
Excerpts from Greenlane’s Prospectus filed pursuant to Rule 424B on April 22, 2019 (Incorporated by reference to Exhibit 99.1 to Greenlane’s March 31, 2019 Quarterly Report on Form 10-Q, filed May 9, 2019).

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

GREENLANE HOLDINGS, INC.

Date: June 9, 2020	By:	/s/ Ethan Rudin
Ethan Rudin Chief Financial Officer (Principal Financial and Accounting Officer)