Form 10-Q
period 2020-06-30
Greenlane Holdings, Inc.
filed 2020-08-11
CIK 1743745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of August 4, 2020, Greenlane Holdings, Inc. had 12,752,785 shares of Class A common stock outstanding, 3,590,909 shares of Class B common stock outstanding and 77,341,218 shares of Class C common stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share amounts)

	June 30, 2020	December 31, 2019
Assets	(Unaudited)
Current assets
Cash	$41,831	$47,773
Accounts receivable, net of allowance of $1,123 and $936 at June 30, 2020 and December 31, 2019, respectively	6,402	8,091
Inventories, net	38,727	43,060
Vendor deposits	11,186	11,120
Other current assets	2,430	4,924
Total current assets	100,576	114,968

Property and equipment, net	13,765	13,165
Intangible assets, net	5,801	6,301
Goodwill	2,974	11,982
Operating lease right-of-use assets	3,714	4,695
Other assets	2,065	2,091
Total assets	$128,895	$153,202

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$11,554	$11,310
Accrued expenses and other current liabilities	7,236	10,600
Customer deposits	3,044	3,152
Current portion of operating leases	792	1,084
Current portion of finance leases	110	116
Total current liabilities	22,736	26,262

Notes payable, less current portion and debt issuance costs, net	7,926	8,018
Operating leases, less current portion	3,206	3,844
Finance leases, less current portion	126	194
Other liabilities	1,064	620
Total long-term liabilities	12,322	12,676
Total liabilities	35,058	38,938

Commitments and contingencies (Note 6)

Stockholders’ Equity
Preferred stock, $0.0001 par value, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share, 125,000 shares authorized; 12,603 shares issued and outstanding as of June 30, 2020; 9,999 shares issued and 9,812 shares outstanding as of December 31, 2019	126	98
Class B common stock, $0.0001 par value per share, 10,000 shares authorized; 3,724 and 5,975 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	1	1
Class C Common stock, $0.0001 par value per share, 100,000 shares authorized; 77,791 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	8	8
Additional paid-in capital	38,501	32,108
Accumulated deficit	(16,239)	(9,727)
Accumulated other comprehensive loss	(240)	(72)
Total stockholders’ equity attributable to Greenlane Holdings, Inc.	22,157	22,416
Non-controlling interest	71,680	91,848
Total stockholders’ equity	93,837	114,264
Total liabilities and stockholders’ equity	$128,895	$153,202

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$32,400	$52,986	$66,268	$102,884
Cost of sales	25,583	43,835	52,122	84,746
Gross profit	6,817	9,151	14,146	18,138
Operating expenses:
Salaries, benefits and payroll taxes	6,121	7,029	12,735	15,111
General and administrative	6,426	5,413	15,085	10,797
Goodwill impairment charge	—	—	8,996	—
Depreciation and amortization	650	645	1,360	1,330
Total operating expenses	13,197	13,087	38,176	27,238
Loss from operations	(6,380)	(3,936)	(24,030)	(9,100)
Other income (expense), net:
Change in fair value of convertible notes	—	—	—	(12,063)
Interest expense	(110)	(140)	(220)	(742)
Other income, net	186	748	1,126	924
Total other income (expense), net	76	608	906	(11,881)
Loss before income taxes	(6,304)	(3,328)	(23,124)	(20,981)
Provision for (benefit from) income taxes	8	(108)	(73)	(97)
Net loss	(6,312)	(3,220)	(23,051)	(20,884)
Less: Net loss attributable to non-controlling interest	(4,261)	(1,453)	(16,539)	(1,453)
Net loss attributable to Greenlane Holdings, Inc.	$(2,051)	$(1,767)	$(6,512)	$(19,431)

Net loss attributable to Class A common stock per share - basic and diluted (Note 8)	$(0.18)	$(0.03)	$(0.60)	$(0.03)
Weighted-average shares of Class A common stock outstanding - basic and diluted (Note 8)	11,380	9,998	10,921	9,998

Other comprehensive (loss) income:
Foreign currency translation adjustments	471	23	(156)	51
Unrealized loss on derivative instrument	(66)	—	(559)	—
Comprehensive loss	(5,907)	(3,197)	(23,766)	(20,833)
Less: Comprehensive loss attributable to non-controlling interest	(3,955)	(1,429)	(17,086)	(1,429)
Comprehensive loss attributable to Greenlane Holdings, Inc.	$(1,952)	$(1,768)	$(6,680)	$(19,404)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2019	9,812	$98	5,975	$1	77,791	$8	$32,108	$(9,727)	$(72)	$91,848	$114,264
Net loss	—	—	—	—	—	—	—	(4,461)	—	(12,278)	(16,739)
Equity-based compensation	—	—	—	—	—	—	64	—	—	206	270
Issuance of Class A common stock for the acquisition of Conscious Wholesale	480	5	—	—	—	—	1,496	—	—	—	1,501
Cancellation of Class B common stock due to equity-based compensation award forfeitures	—	—	(105)	—	—	—	223	—	—	(223)	—
Joint venture consolidation	—	—	—	—	—	—	—	—	—	189	189
Other comprehensive loss	—	—	—	—	—	—	—	—	(267)	(853)	(1,120)
Balance, March 31, 2020	10,292	103	5,870	1	77,791	8	33,891	(14,188)	(339)	78,889	98,365
Net loss	—	—	—	—	—	—	—	(2,051)	—	(4,261)	(6,312)
Equity-based compensation	—	—	—	—	—	—	220	—	—	672	892
Issuance of Class A common stock for the acquisition of Conscious Wholesale	171	2	—	—	—	—	485	—	—	—	487
Cancellation of Class B common stock due to equity-based compensation award forfeitures	—	—	(6)	—	—	—	9	—	—	(9)	—
Exchanges of non-controlling interest for Class A common stock	2,140	21	(2,140)	—	—	—	3,896	—	—	(3,917)	—
Other comprehensive income	—	—	—	—	—	—	—	—	99	306	405
Balance, June 30, 2020	12,603	$126	3,724	$1	77,791	$8	$38,501	$(16,239)	$(240)	$71,680	$93,837

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Redeemable Class B Units	Members’ Deficit	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Stockholders’ Equity
			Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2018	$10,033	$(10,773)	—	$—	—	$—	—	$—	$—	$—	$(286)	$—	$(11,059)
Activity prior to the initial public offering and related organizational transactions (Note 1):
Issuance of redeemable Class B units, net of issuance costs	6,514	—	—	—	—	—	—	—	—	—	—	—	—
Redemption of Class A and Class B units	(416)	(2,602)	—	—	—	—	—	—	—	—	—	—	(2,602)
Equity-based compensation	2,304	191	—	—	—	—	—	—	—	—	—	—	191
Net loss	(3,045)	(14,619)	—	—	—	—	—	—	—	—	—	—	(14,619)
Member distributions	—	(21)	—	—	—	—	—	—	—	—	—	—	(21)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	28	—	28
Balance, March 31, 2019	15,390	(27,824)	—	—	—	—	—	—	—	—	(258)	—	(28,082)
Net loss	(246)	(1,179)	—	—	—	—	—	—	—	—	—	—	(1,179)
Equity-based compensation	113	137	—	—	—	—	—	—	—	—	—	—	137
Member distributions	(76)	(801)	—	—	—	—	—	—	—	—	—	—	(801)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	(8)	—	(8)
Effects of the initial public offering and related organizational transactions (Note 1):
Effects of the organizational transactions	(15,181)	29,667	—	—	—	—	—	—	(114,094)	—	203	99,404	15,180
Issuance of Class A common stock in the IPO, net of underwriting discount	—	—	5,250	53	—	—	—	—	82,950	—	—	—	83,003
Issuance of Class A common stock to convertible notes holders	—	—	3,548	35	—	—	—	—	60,277	—	—	—	60,312
Issuance of Class A common to stock selling stockholders	—	—	750	8	(106)	—	(1,935)	—	(7)	—	—	—	1
Issuance of Class A common stock to underwriter upon exercise of overallotment option	—	—	450	4	(63)	—	(1,161)	—	(4)	—	—	—	—
Issuance of Class B common stock	—	—	—	—	6,157	1	—	—	(1)	—	—	—	—
Issuance of Class C common stock	—	—	—	—	—	—	80,887	8	(8)	—	—	—	—
Capitalization of initial public offering costs	—	—	—	—	—	—	—	—	(3,523)	—	—	—	(3,523)
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	—	—	—	—	5,173	—	—	—	5,173
Joint venture consolidation	—	—	—	—	—	—	—	—	—	—	—	60	60
Activity subsequent to the initial public offering and related organizational transactions (Note 1):
Net loss	—	—	—	—	—	—	—	—	—	(343)	—	(1,453)	(1,796)
Equity-based compensation	—	—	—	—	—	—	—	—	709	—	—	1,122	1,831
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	7	24	31
Balance June 30, 2019	$—	$—	9,998	$100	5,988	$1	77,791	$8	$31,472	$(343)	$(56)	$99,157	$130,339

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss (including amounts attributable to non-controlling interest)	$(23,051)	$(20,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,360	1,330
Debt issuance costs on convertible notes	—	422
Equity-based compensation expense	1,161	4,575
Goodwill impairment charge	8,996	—
Change in fair value of contingent consideration	(644)	—
Change in fair value of convertible notes	—	12,063
Change in provision for doubtful accounts	343	637
Change in provision for slow moving or obsolete inventory	283	(137)
Other	(15)	(98)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	1,346	(3,786)
Inventories	4,049	(18,466)
Vendor deposits	131	2,410
Deferred offering costs	—	2,284
Other current assets	2,442	(1,490)
Accounts payable	244	5,218
Accrued expenses	1,161	(2,358)
Customer deposits	(219)	(491)
Net cash used in operating activities	(2,413)	(18,771)
Cash flows from investing activities:
(Purchase consideration paid for) cash acquired from acquisitions	(1,841)	91
Purchases of property and equipment, net	(1,247)	(754)
Purchase of intangible assets	—	(65)
Investment in equity securities	—	(500)
Net cash used in investing activities	(3,088)	(1,228)
Cash flows from financing activities:
Proceeds from issuance of convertible notes	—	8,050
Proceeds from issuance of Class A common stock sold in initial public offering, net of underwriting costs	—	83,003
Payment of debt issuance costs - convertible notes	—	(1,734)
Deferred offering costs paid	—	(3,456)
Redemption of Class A and Class B units of Greenlane Holdings, LLC	—	(3,019)
Other	(254)	(1,022)
Net cash (used in) provided by financing activities	(254)	81,822
Effects of exchange rate changes on cash	(187)	171
Net (decrease) increase in cash	(5,942)	61,994
Cash, as of beginning of the period	47,773	7,341
Cash, as of end of the period	$41,831	$69,335

Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$824	$363
Lease liabilities arising from obtaining operating lease right-of-use assets	$331	$2,562
Non-cash investing activities and financing activities:
Conversion of convertible debt to Class A common stock	$—	$60,313
Redeemable Class B Units issued for acquisition of a subsidiary, net of issuance costs	$—	$6,514
Shares of Class A common stock issued for acquisition of Conscious Wholesale	$1,988	$—
Exchanges of non-controlling interest for Class A common stock	$(3,917)	$—

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
The Operating Company has been determined to be our predecessor for accounting purposes and, accordingly, the consolidated financial statements for periods prior to the IPO and the related Transactions have been adjusted to combine the previously separate entities for presentation purposes. Amounts for the period from January 1, 2019 through April 22, 2019 presented in the condensed consolidated financial statements and notes to the condensed financial statements herein represent the historical operations of the Operating Company, and amounts for the period from April 23, 2019 through June 30, 2020 reflect our consolidated operations.
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
● We issued and sold 5,250,000 shares of our Class A common stock to the purchasers in the IPO, and we contributed all of the net proceeds to the Operating Company in exchange for a number of Common Units equal to the number of shares of our Class A common stock sold by us in the IPO at a price per Common Unit equal to the IPO price per share of Class A common stock. After giving effect to the IPO and the related Transactions, we owned approximately 23.9% of the Operating Company’s outstanding Common Units;
● The members of the Operating Company continue to own their Common Units not exchanged for the shares of our Class A common stock sold by them as selling stockholders in the IPO. Common Units are redeemable, subject to contractual restrictions, at the election of such members for newly-issued shares of our Class A common stock on a one-to-one basis (and their shares of our Class B common stock or our Class C common stock, as the case may be, will be canceled on a one-to-one basis in the case of our Class B common stock or three-to-one basis in the case of our Class C common stock upon any such issuance). We also have the option to instead make a cash payment equal to a volume weighted average market price of one share of our Class A common stock for each Common Unit redeemed (subject to customary adjustments, including for stock splits, stock dividends and reclassifications) in accordance with the terms of the Operating Agreement. Our decision to make a cash payment upon a member’s redemption election will be made by our independent directors (within the meaning of the Nasdaq Marketplace Rules) who are disinterested in such proposed redemption; and
● We entered into (i) a Tax Receivable Agreement (the “TRA”) with the Operating Company and the Operating Company’s members and (ii) a Registration Rights (the “Registration Rights Agreement”) with the Operating Company’s members.
Our corporate structure following the IPO, as described above, is commonly referred to as an “Up-C” structure, which is often used by partnerships and limited liability companies when they undertake an IPO. The Up-C structure allows the members of the Operating Company to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership, or “pass-through” entity, for income tax purposes following the IPO. One of these benefits is that future taxable income of the Operating Company that is allocated to its members will be taxed on a flow-through basis and therefore will not be subject to corporate taxes at the Operating Company entity level. Additionally, because the members may redeem their Common Units for shares of our Class A common stock on a one-for-one basis, or at our option, for cash, the Up-C structure also provides the members with potential liquidity that holders of non-publicly traded limited liability companies are not typically afforded.
We entered into the TRA with the Operating Company and each of the Operating Company’s members, which provides for the payment by us to the Operating Company’s members of 85.0% of the amount of tax benefits, if any, that we may actually realize (or in some cases, are deemed to realize) as a result of (i) the step-up in tax basis in our share of the Operating Company's assets resulting from the redemption of Common Units under the mechanism described above and (ii) certain other tax benefits attributable to payments made under the TRA.
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
The following table sets forth the economic and voting interests of our common stock holders as of June 30, 2020:

Class of Common Stock (ownership)	Total Shares (1)	Class A Shares (as converted) (2)	Economic Ownership in the Operating Company (3)	Voting Interest in Greenlane (4)	Economic Interest in Greenlane (5)
Class A	12,602,785	12,602,785	29.8%	13.3%	100.0%
Class B (non-founder members)	3,724,329	3,724,329	8.8%	4.0%	—%
Class C (founder members)	77,791,218	25,930,406	61.4%	82.7%	—%
Total	94,118,332	42,257,520	100.0%	100.0%	100.0%

(1) Represents the total number of outstanding shares for each class of common stock as of June 30, 2020.
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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2019. The condensed consolidated results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or any other future annual or interim period. Certain reclassifications have been made to prior year amounts or balances to conform to the presentation adopted in the current year.

Use of Estimates

Conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. U.S. GAAP requires us to make estimates and judgments in several areas. Such areas include, but are not limited to: the collectability of accounts receivable; the allowance for slow-moving or obsolete inventory; the realizability of deferred tax assets; the fair value of goodwill; the fair value of contingent consideration arrangements; the useful lives of intangibles assets and property and equipment; our loss contingencies, including our TRA liability; and the valuation and assumptions underlying equity-based compensation. These estimates are based on management's knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ materially from those estimates.

In March 2020, the World Health Organization declared the novel coronavirus ("COVID-19") a global pandemic. We expect uncertainties around our key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. Our estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in our consolidated financial statements.

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
Due to market conditions and estimated adverse impacts from the COVID-19 pandemic, management concluded that a triggering event occurred in the first quarter of 2020, requiring a quantitative impairment test of our goodwill for our United States and Europe reporting units. Based on this assessment, we concluded that the fair value of our Europe reporting unit exceeded its carrying value and no impairment charge was required. However, the estimated fair value of our United States reporting unit was determined to be below its carrying value, which resulted in a $9.0 million goodwill impairment during the first quarter of 2020. This impairment charge resulted from the impacts of COVID-19 on our current and forecasted wholesale revenues and the restrictions on certain products we sell imposed by the Federal Drug Administration's ("FDA") Enforcement Priorities for Electronic Nicotine Delivery Systems ("ENDS") and Other Deemed Products on the Market Without Premarket Authorization ("ENDS Enforcement Guidance"), which resulted in changes to our estimates and assumptions of the expected future cash flows of the United States reporting unit.
No additional impairment charges were recognized during the second quarter of 2020. We will continue to monitor the significant global economic uncertainty as a result of the COVID-19 pandemic, including its duration and severity, the extent of its disruption on our operations, and the changes in our mitigation strategies, which may lead to additional impairment charges in future reporting periods.

Changes in the carrying amount of our goodwill by reporting unit for the six months ended June 30, 2020 were as follows:

(in thousands)	U.S.	Canada	Europe	Total
Balance at December 31, 2019	$8,996	$—	$2,986	$11,982
Goodwill impairment charge	(8,996)	—	—	(8,996)
Foreign currency translation adjustment	—	—	(12)	(12)
Balance at June 30, 2020	$—	$—	$2,974	$2,974

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

We generate revenue primarily from the sale of finished products to customers, whereby each product unit represents a single performance obligation. We recognize revenue from product sales when the customer has obtained control of the products, which is either upon shipment from one of our fulfillment centers or upon delivery to the customer, depending upon the specific terms and conditions of the arrangement, or at the point of sale for our retail store sales. We provide no warranty on products sold. Product warranty is provided by the manufacturers.

Our performance obligations for services are satisfied when the services are rendered within the arranged service period. Total service revenue is not material and accounted for less than 0.1% of revenues for the three and six months ended June 30, 2020 and 2019.

Beginning with the first quarter of 2020, we entered into a limited number of bill-and-hold arrangements. Each bill-and-hold arrangement is reviewed and revenue is recognized only when certain criteria have been met: (i) the customer has requested delayed delivery and storage of the products by us, in exchange for a storage fee, because they want to secure a supply of the products but lack storage space, (ii) the risk of ownership has passed to the customer, (iii) the products are segregated from our other inventory items held for sale, (iv) the products are ready for shipment to the customer, and (v) the products are customized and thus we do not have the ability to use the products or direct them to another customer. During the three and six months ended June 30, 2020, we recorded $0.1 million and $0.9 million of revenue under bill-and-hold arrangements, respectively. We did not recognize any revenue under bill-and-hold arrangements during the three and six months ended June 30, 2019. Storage fees charged to customers for bill-and-hold arrangements are recognized as invoiced. Such fees were not significant for the three and six months ended June 30, 2020.

Our product offerings include premium, patented, child-resistant packaging, closed-system vaporization solutions and custom-branded retail products. For these product offerings, we generally receive a deposit from the customer (generally 50% of the total order cost, but the amount can vary by customer contract) when an order is placed by a customer. We typically complete these orders within four weeks to three months from the date of order, depending on the complexity of the customization and the size of the order. See “Note 7—Supplemental Financial Statement Information” for a summary of changes to our customer deposits liability balance during the six months ended June 30, 2020.

We estimate product returns based on historical experience and record them as a refund liability that reduces the net sales for the period. We analyze actual historical returns, current economic trends and changes in order volume when evaluating the adequacy of our sales returns allowance in any reporting period. Our liability for returns, which is included within "Accrued expenses and other current liabilities" in our condensed consolidated balance sheets, was approximately $0.6 million at June 30, 2020 and December 31, 2019. The recoverable cost of merchandise estimated to be returned by customers, which is included within "Other current assets" in our condensed consolidated balance sheets, was approximately $0.2 million and $0.3 million as of June 30, 2020 and December 31, 2019, respectively.

We elected to account for shipping and handling expenses that occur after the customer has obtained control of products as a fulfillment activity in cost of sales. Shipping and handling fees charged to customers are included in net sales upon completion of our performance obligations. We apply the practical expedient provided for by ASC 606 by not adjusting the transaction price for significant financing components for periods less than one year. We also apply the practical expedient provided for by ASC 606 based upon which we generally expense sales commissions when incurred because the amortization period is one year or less. Sales commissions are recorded within "Salaries, benefits and payroll tax expenses" in the condensed consolidated statements of operations and comprehensive loss.

No single customer represented more than 10% of our net sales for the three and six months ended June 30, 2020 and 2019. No single customer represented more than 10% of our accounts receivable balance as of June 30, 2020 and December 31, 2019.

Federal Drug Administration's ENDS Enforcement Guidance
In January 2020, the FDA issued ENDS Enforcement Guidance, which outlines the FDA's intent to prioritize enforcement against flavored, cartridge-based ENDS products (except tobacco or menthol flavored products), all other ENDS products for which the manufacturer has failed to take adequate measures to prevent access to minors, and any ENDS products targeted to minors or whose marketing is likely to promote usage by minors. The FDA also intends to prioritize any ENDS products offered for sale after September 9, 2020 for which the manufacturer has not submitted a premarket application. The FDA is not necessarily bound by these enforcement priorities, and it has recently taken actions against other products and may take additional actions against other products as warranted by circumstances.
The ENDS Enforcement Guidance had the effect of prohibiting the sale of certain products in the United States, including mint-flavored products from JUUL Labs and other flavored ENDS, starting February 2020. Products impacted by the ENDS Enforcement Guidance represented less than 0.1% of our net sales for the three and six months ended June 30, 2020 and approximately 18.7% and 16.1% of our net sales for the three and six months ended June 30, 2019.
While we have been compliant with and expect to remain in compliance with the ENDS Enforcement Guidance, further actions and developments of FDA's guidance could adversely affect our sales of ENDS products and may have a material adverse effect on our business, results of operations and financial condition.
Recently Adopted Accounting Guidance
In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We adopted this standard prospectively beginning January 1, 2020. Adoption of this new standard did not have a material impact on the Company's condensed consolidated financial statements.
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

NOTE 3. FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments Measured on a Recurring Basis

The carrying amounts for certain of our financial instruments, including cash, accounts receivable, accounts payable and certain accrued expenses and other assets and liabilities, approximate fair value due to the short-term nature of these instruments. Our financial instruments measured at fair value on a recurring basis were as follows at the dates indicated:

	Condensed Consolidated Balance Sheet Caption	Fair Value at June 30, 2020
(in thousands)		Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap contract	Other long-term liabilities	$—	$766	$—	$766
Contingent consideration	Accrued expenses and other current liabilities	—	—	71	71
Total Liabilities		$—	$766	$71	$837

	Condensed Consolidated Balance Sheet Caption	Fair Value at December 31, 2019
(in thousands)		Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap contract	Other long-term liabilities	$—	$206	$—	$206
Contingent consideration	Accrued expenses and other current liabilities	—	—	1,568	1,568
Total Liabilities		$—	$206	$1,568	$1,774

There were no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy during the three and six months ended June 30, 2020.

Derivative Instrument and Hedging Activity
On July 11, 2019, we entered into an interest rate swap contract to manage our risk associated with the interest rate fluctuations on our floating rate Real Estate Note. The counterparty to this instrument is a reputable financial institution. The interest rate swap contract is entered into for periods consistent with the related underlying exposure and does not constitute a position independent of this exposure. Our interest rate swap contract was designated as a cash flow hedge at the inception date, and is reflected at its fair value in our condensed consolidated balance sheets. The fair value of our interest rate swap liability is determined based on the present value of expected future cash flows. Since our interest rate swap value is based on the LIBOR forward curve and credit default swap rates, which are observable at commonly quoted intervals for the full term of the swap, it is considered a Level 2 measurement.

Details of the outstanding swap contract as of June 30, 2020, which is a "pay-fixed and receive-floating" contract, are as follows:

Swap Maturity	Notional Value (in thousands)	Pay-Fixed Rate	Receive-Floating Rate	Floating Rate Reset Terms
October 1, 2025	$8,212	2.07750%	One-Month LIBOR	Monthly

We performed an initial qualitative assessment of hedge effectiveness using the hypothetical derivative method in the period in which the hedging transaction was entered, as the critical terms of the hypothetical derivative and the hedging instrument were the same. Quarterly, we perform a qualitative analysis for prospective and retrospective assessments of hedge effectiveness. The unrealized loss on the derivative instrument is included within "Other comprehensive loss" in our condensed consolidated statements of operations and comprehensive loss. There was no measure of hedge ineffectiveness and no reclassifications from other comprehensive loss into interest expense for the three and six months ended June 30, 2020.

Contingent Consideration

Each period we revalue our contingent consideration obligations associated with business acquisitions to their fair value. Additional purchase price payments ranging from $0 to $2.5 million are contingent upon the achievement of certain operational and financial targets measured through December 31, 2020. The estimate of the fair value of contingent consideration is determined by applying a risk-neutral framework using a Monte Carlo Simulation, which includes inputs not observable in the market, such as the risk-free rate, risk-adjusted discount rate, the volatility of the underlying financial metrics and projected financial forecast of the acquired business over the earn-out period, and therefore represents a Level 3 measurement. Significant increases or decreases in these inputs could result in a significantly lower or higher fair value measurement of the contingent consideration liability. During the six months ended June 30, 2020, we recognized a gain from the fair value adjustment of contingent consideration of approximately $0.6 million. The fair value adjustment was largely attributed to changes in forecasted revenues and gross profits for our European operating segment over the remainder of 2020, primarily due to impacts of the COVID-19 pandemic. Changes in the fair value of contingent consideration are included within "Other income (expense), net" in our condensed consolidated statements of operations and comprehensive loss.

A reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2020 is as follows:

(in thousands)	Conscious Wholesale Contingent Consideration
Balance at December 31, 2019	$1,568
Foreign currency translation adjustments	(18)
Payments for contingent consideration	(835)
Gains from fair value adjustments included in results of operations	(644)
Balance at June 30, 2020	$71

Investment in Equity Securities

Our investment in equity securities consists of a 1.49% ownership interest in Airgraft Inc. We determined that our ownership does not provide us with significant influence over the operations of this investee. Accordingly, we account for our investment in this entity as equity securities. Airgraft Inc. is a private entity and its equity securities do not have a readily determinable fair value. We elected to measure this security under the measurement alternative election at cost minus impairment, if any, and adjust the security to fair value when an observable price change can be identified; thus, the investment in equity securities constitutes a Level 3 investment, measured on a non-recurring basis. There have been no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy during the three and six months ended June 30, 2020.

During the three and six months ended June 30, 2020, we did not identify any fair value adjustments using observable price changes in orderly transactions for an identical or similar investment of the same issuer. At June 30, 2020 and December 31, 2019, the carrying value of this investment was approximately $2.0 million, which included a fair value adjustment of $1.5 million based on an observable price change recognized during the year ended December 31, 2019.

NOTE 4. LEASES

Greenlane as a Lessee
As of June 30, 2020, we had 12 facilities financed under operating leases consisting of warehouses, offices, and retail stores, with lease term expirations between 2020 and 2026. Lease terms are generally three years to nine years for warehouses, office space and retail store locations. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Beginning January 2020, we began taking steps to optimize our distribution network, transitioning to a more streamlined distribution center network with fewer, centrally-located, highly automated facilities. In May 2020, we closed our Delta, B.C, Canada distribution center, and in June 2020 we terminated the lease agreements for our Torrance, California distribution center and Toronto, Canada office location. In March 2020, we entered into a new operating lease agreement for a new retail store location in Barcelona, Spain and we permanently closed our Ponce City Market retail store. During the second quarter of 2020, we entered into service agreements with two third-party logistics facilities located in Hebron, Kentucky and Delta, B.C., Canada, both of which will serve as improved replacement facilities to the distribution centers we have closed.
During the six months ended June 30, 2020, we recorded approximately $1.7 million in charges related to these closures, including $1.3 million related to right-of-use asset impairments, $0.1 million related to impairments of leasehold improvements, and a lease cancellation fee of approximately $0.3 million. These charges were offset by the derecognition of the associated operating lease liabilities of approximately $1.4 million, recorded within "general and administrative expenses" in our condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2020.
Additionally, we plan to close our Jacksonville, Florida and Visalia, California distribution centers in the third quarter of 2020. The aggregate right-of-use asset and operating lease liability balances for these distribution centers were approximately $0.5 million as of June 30, 2020.

The following table provides details of our future minimum lease payments under finance and operating lease liabilities recorded in our condensed consolidated balance sheet as of June 30, 2020. The table below does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

(in thousands)	Finance Leases	Operating Leases	Total
Remainder of 2020	$62	$466	$528
2021	114	958	1,072
2022	52	1,060	1,112
2023	18	1,023	1,041
2024	4	714	718
Thereafter	—	241	241
Total minimum lease payments	250	4,462	4,712
Less: imputed interest	14	464	478
Present value of minimum lease payments	236	3,998	4,234
Less: current portion	110	792	902
Long-term portion	$126	$3,206	$3,332
Rent expense under operating leases was approximately $0.4 million and $0.9 million for the three and six months ended June 30, 2020. Rent expense under operating leases was approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2019.
The majority of our finance lease obligations relate to leased warehouse equipment. Payments under our finance lease agreements are fixed for terms ranging from three to five years. We recorded approximately $0.2 million and $0.3 million of finance lease assets, net within "property and equipment, net" as of June 30, 2020 and December 31, 2019, and the related liabilities within "current portion of finance leases" and "finance leases, less current portion" in our condensed consolidated balance sheets.
The following expenses related to our finance and operating leases were included in "general and administrative expenses" within our condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
(in thousands)	2020	2019
Finance lease costs
Amortization of leased assets	$58	$62
Interest of lease liabilities	10	12
Operating lease costs
Operating lease cost	571	245
Variable lease cost	63	101
Total lease costs	$702	$420

The table below presents lease-related terms and discount rates as of June 30, 2020:

June 30, 2020
Weighted average remaining lease terms
Operating leases	4.3 years
Finance leases	2.4 years
Weighted average discount rate
Operating leases	4.9%
Finance leases	6.6%

Greenlane as a Lessor
We have five operating leases for office space leased to third-party tenants in our corporate headquarters building in Boca Raton, Florida. For the three and six months ended June 30, 2020 and 2019, rental income of approximately $0.2 million, and $0.3 million related to these operating leases was included within “other income, net” in our condensed consolidated statements of operations and comprehensive loss. The following table represents the maturity analysis of undiscounted cash flows related to lease payments which we expect to receive from our existing operating lease agreements with tenants:

Rental Income	(in thousands)
Remainder of 2020	$335
2021	665
2022	198
2023	96
Thereafter	120
Total	$1,414

NOTE 5. LONG TERM DEBT
Our long-term debt, excluding operating and finance lease liabilities, consisted of the following amounts at the dates indicated:

(in thousands)	June 30, 2020	December 31, 2019
3.0% note payable for a four-year loan for the purchase of a truck	$—	$18
Real Estate Note	8,212	8,297
	8,212	8,315
Less unamortized debt issuance costs	(109)	(119)
Less current portion of long-term debt	(177)	(178)
Long-term debt, net, excluding operating leases and finance leases	$7,926	$8,018
Line of Credit
On April 5, 2019, the Operating Company, as the borrower, entered into a second amendment to the first amended and restated credit agreement, dated October 1, 2018 (the “line of credit”) with Fifth Third Bank, for a $15 million revolving credit loan with a maturity date of August 23, 2020. Interest on the principal balance outstanding on the line of credit is due monthly at a rate of LIBOR plus 3.50% per annum provided that no default has occurred. The Operating Company’s obligations under the line of credit are guaranteed by Jacoby & Co. Inc. (an affiliated entity of our Chief Executive Officer and Chief Strategy Officer) and all of our operating subsidiaries, and are collateralized by our accounts receivable, inventory, property and equipment, deposit accounts, intangibles and other assets. The line of credit borrowing base is 80% of eligible accounts receivable plus 50% of eligible inventory. The line of credit requires that we maintain a fixed charge coverage ratio of no less than 1.25, to be calculated on a quarterly basis on the last day of each calendar quarter. As of June 30, 2020, we were in compliance with the line of credit covenants. There were no borrowings outstanding on our line of credit at June 30, 2020 and December 31, 2019. We are currently in the process of negotiating renewal terms for this line of credit with the financial institution.
Real Estate Note
In October 2018, one of the Operating Company’s wholly-owned subsidiaries financed the purchase of a building which serves as our corporate headquarters through a real estate term note (the “Real Estate Note”) in the principal amount of $8.5 million. Principal payments plus accrued interest at a rate of LIBOR plus 2.39% are due monthly. Our obligations under the Real Estate Note are secured by a mortgage on the property. The Real Estate Note is subject to an interest rate swap contract, see "Note 3—Fair Value of Financial Instruments."

Convertible Notes
In December 2018, the Operating Company issued an aggregate of $40.2 million in convertible promissory notes (the “convertible notes”) and received net cash proceeds of $38.9 million. In January 2019, the Operating Company issued an additional $8.1 million in convertible notes and received net cash proceeds of $6.5 million. During the three months ended March 31, 2019, we recognized debt issuance costs of $0.4 million associated with the issuance of January 2019 convertible notes within "interest expense," and we also recognized an expense related to the change in fair value of the convertible notes of $12.1 million within "other income (expense), net" in our condensed consolidated statement of operations and comprehensive loss. The convertible notes did not accrue interest. In April 2019, in connection with the closing of our IPO, we issued 3,547,776 shares of our Class A common stock to the holders of the convertible notes upon conversion of the convertible notes of the Operating Company at a settlement price equal to 80% of the IPO price per share. There were no convertible notes outstanding at June 30, 2020 or December 31, 2019.
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
NOTE 7. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Accrued Expenses and Other Current Liabilities
The following table summarizes the composition of accrued expenses and other current liabilities as of the dates indicated:

(in thousands)	June 30, 2020	December 31, 2019
Accrued expenses and other current liabilities:
Payroll related including bonus	$1,192	$1,314
Contingent consideration	71	1,568
Accrued marketing fees and royalties	715	304
Refund liability	597	622
Accrued purchase price consideration for business acquisition	—	3,029
Current portion of long-term debt	177	178
Other	4,484	3,585
	$7,236	$10,600

Customer Deposits
Our product offerings include premium, patented, child-resistant packaging, closed-system vaporization solutions and custom-branded retail products. For these product offerings, we generally receive a deposit from the customer (generally 50% of the total order cost, but the amount can vary by customer contract), when an order is placed by a customer. We typically complete orders related to customer deposits within four weeks to three months from the date of order, depending on the complexity of the customization and the size of the order. Changes in our customer deposits liability balance during the six months ended June 30, 2020 were as follows:

(in thousands)	Customer Deposits
Balance as of December 31, 2019	$3,152
Increases due to deposits received, net of other adjustments	5,750
Revenue recognized	(5,858)
Balance as of June 30, 2020	$3,044

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss for the periods presented were as follows:

(in thousands)	Foreign Currency Translation	Unrealized Loss on Derivative Instrument	Total
Balance at December 31, 2019	$(22)	$(50)	$(72)
Other comprehensive loss	(156)	(559)	(715)
Less: Other comprehensive loss attributable to non-controlling interest	122	425	547
Balance at June 30, 2020	$(56)	$(184)	$(240)

(in thousands)	Foreign Currency Translation	Unrealized Loss on Derivative Instrument	Total
Balance at December 31, 2018	$(286)	$—	$(286)
Other comprehensive income	51	—	51
Effects of the reorganization transactions	203	—	203
Less: Other comprehensive income attributable to non-controlling interest	(24)	—	(24)
Balance at June 30, 2019	$(56)	$—	$(56)

Supplier Concentration
We have three major vendors whose products accounted for an aggregate of approximately 31.4% and 33.5% of our total net sales and 42.7% and 41.4% of our total purchases for the three and six months ended June 30, 2020, respectively, and an aggregate of approximately 62.4% and 60.6% of our total net sales and 66.4% and 62.5% of our total purchases for the three and six months ended June 30, 2019, respectively. We expect to maintain our existing relationships with these vendors.
NOTE 8. STOCKHOLDERS’ EQUITY
Class A Common Stock Repurchase Program
In November 2019, our Board of Directors approved a stock repurchase program authorizing up to $5.0 million in repurchases of our outstanding shares of Class A common stock. Under the program, we may repurchase shares in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. We may periodically repurchase shares in open market transactions, directly or indirectly, in block purchases and in privately negotiated transactions or otherwise. The timing, pricing, and amount of any repurchases under the share repurchase program will be determined by management at its discretion based on a variety of factors, including, but not limited to, trading volume and market price of our Class A common stock, corporate considerations, our working capital and investment requirements, general market and economic conditions, and legal requirements. The share repurchase program does not obligate us to repurchase any common stock and may be modified, discontinued, or suspended at any time. Shares of Class A common stock repurchased under the program are subsequently retired. There were no share repurchases under the program during the three and six months ended June 30, 2020.

Non-Controlling Interest
As discussed in “Note 1—Business Operations and Organization,” we consolidate the financial results of the Operating Company and report a non-controlling interest related to the Common Units held by non-controlling interest holders on our consolidated financial statements. As of June 30, 2020, we owned 29.8% of the economic interests in the Operating Company, with the remaining 70.2% of the economic interests owned by non-controlling interest holders. The non-controlling interest on the accompanying consolidated statements of operations and comprehensive loss represents the portion of the loss attributable to the economic interest in the Operating Company held by the non-controlling holders of Common Units calculated based on the weighted average non-controlling interests’ ownership during the periods presented.
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
Prior to the amendment and restatement of the Operating Company’s LLC Agreement on April 17, 2019 in connection with the IPO, the Operating Company’s membership interests were defined solely as percentage interests as the LLC Agreement did not define a number of membership units outstanding or authorized. As a result, the basic and diluted net loss per share for the three and six months ended June 30, 2019 includes only the period from the IPO on April 23 through June 30, 2019.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A common stock is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(6,312)	$(1,796)	$(23,051)	$(1,796)
Less: Net loss attributable to non-controlling interests	(4,261)	(1,453)	(16,539)	(1,453)
Net loss attributable to Class A common stockholders	$(2,051)	$(343)	$(6,512)	$(343)
Denominator:
Weighted average shares of Class A common stock outstanding	11,380	9,998	10,921	9,998
Net loss per share of Class A common stock - basic and diluted	$(0.18)	$(0.03)	$(0.60)	$(0.03)

For the three and six months ended June 30, 2020, 3,724,329 shares of Class B common stock, 77,791,218 shares of Class C common stock and 1,078,154 stock options were excluded from the weighted-average in the computation of diluted net loss per share of Class A common stock because the effect would have been anti-dilutive.
For the three and six months ended June 30, 2019, 5,988,485 shares of Class B common stock, 77,791,218 shares of Class C common stock and 166,827 stock options were excluded from the weighted-average in the computation of diluted net loss per share of Class A common stock because the effect would have been anti-dilutive.
Shares of our Class B common stock and Class C common stock do not share in our earnings or losses and are therefore not participating securities. As such, separate calculations of basic and diluted net loss per share for each of our Class B common stock and Class C common stock under the two-class method have not been presented.
NOTE 9. COMPENSATION PLANS
2019 Equity Incentive Plan
On April 17, 2019, we adopted the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan provides eligible participants with compensation opportunities in the form of cash and equity incentive awards. The 2019 Plan is designed to enhance our ability to attract, retain and motivate our employees, directors, and executive officers, and incentivizes them to increase our long-term growth and equity value in alignment with the interests of our stockholders. Under the 2019 Plan, we may grant up to 5,000,000 stock options and other equity-based awards to employees, directors and executive officers.

During the three and six months ended June 30, 2020, we recorded compensation expense related to stock options of approximately $0.4 million and $0.7 million, respectively, which was included within "salaries, benefits and payroll taxes" in our condensed consolidated statement of operations and comprehensive loss. During the three and six months ended June 30, 2019, we recorded compensation expense related to stock options of approximately $0.3 million.
As of June 30, 2020, total unrecognized compensation expense related to unvested stock options was approximately $3.2 million, which is expected to be recognized over a weighted-average period of 3.6 years.
Common Units of the Operating Company Granted as Equity-Based Compensation
During the three and six months ended June 30, 2020, we recorded compensation expense related to Common Units of approximately $0.5 million and $0.4 million, respectively, which were included within "salaries, benefits and payroll taxes" in our condensed consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2019, we recorded compensation expense related to Common Units of approximately $1.4 million and $4.3 million, respectively.
As of June 30, 2020, total unrecognized compensation expense related to unvested Common Units was approximately $2.9 million, which is expected to be recognized over a weighted-average period of 2.1 years.

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
As of June 30, 2020 and December 31, 2019, management performed an assessment of the realizability of our deferred tax assets based upon which management determined that it is not more likely than not that the results of operations will generate sufficient taxable income to realize portions of the net operating loss benefits. Consequently, we established a full valuation allowance against our deferred tax assets, and reflected a carrying balance of $0 as of June 30, 2020 and December 31, 2019, respectively. In the event that management determines that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance will be made, which would reduce the provision for income taxes. The provision for and benefit from income taxes for the three and six months ended June 30, 2020 and 2019, respectively, relates to taxes in foreign jurisdictions, including Canada and the Netherlands.

For the three and six months ended June 30, 2020, the effective tax rate differed from the U.S. federal statutory tax rate of 21% primarily due to the Operating Company’s pass-through structure for U.S. income tax purposes, the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and the valuation allowance against the deferred tax asset.
For the three and six months ended June 30, 2020, we did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties.
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was enacted on March 27, 2020, made tax law changes to provide financial relief to companies as a result of the business impacts of COVID-19. Key income tax provisions of the CARES Act include changes in net operating loss carryback and carryforward rules, acceleration of alternative minimum tax credit recovery, increase in the net interest expense deduction limit and charitable contribution limit, and immediate write-off of qualified improvement property. The changes are not expected to have a significant impact on us.

Tax Receivable Agreement (TRA)
We entered into the TRA with the Operating Company and each of the members that provides for the payment by the Operating Company to the members of 85% of the amount of tax benefits, if any, that we may actually realize (or in some circumstances are deemed to realize) as a result of (i) increases in tax basis resulting from any future redemptions of Common Units as described in “Note 1—Business Operations and Organization” and (ii) certain other tax benefits attributable to payments made under the TRA.

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

As noted above, we evaluated the realizability of the deferred tax assets resulting from the IPO and the Transactions completed in April 2019 and established a full valuation allowance against those benefits. As a result, we determined that the amount or timing of payments to noncontrolling interest holders under the TRA are no longer probable or reasonably estimable. Based on this assessment, our TRA liability was $0 as of June 30, 2020 and December 31, 2019.

If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, we will record a liability related to the TRA, which would be recognized as expense within our condensed consolidated statements of operations and comprehensive (loss) income.
During the three and six months ended June 30, 2020, we did not make any payments, inclusive of interest, to members of the Operating Company pursuant to the TRA.
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
The reportable segments identified are our business activities for which discrete financial information is available and for which operating results are regularly reviewed by our CODMs. As of June 30, 2020, we have three reportable segments: (1) United States, (2) Canada and (3) Europe. The United States operating segment is comprised of our United States operations, the Canadian operating segment is comprised of our Canadian operations, and the European operating segment is comprised of our European operations, currently based in the Netherlands. Corporate and other activities which are not allocated to our reportable segments consist primarily of equity-based compensation expenses and other corporate overhead items. We sell similar products in each of our segments.
The table below provides information on revenues from external customers, intersegment revenues, and income (loss) before income taxes for our reportable segments for the three and six months ended June 30, 2020 and 2019. We eliminate intersegment revenues in consolidation.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Revenue from external customers:
United States	$26,368	$47,288	$53,498	$90,420
Canada	3,510	5,698	7,915	12,464
Europe	2,522	—	4,855	—
Corporate and other	—	—	—	—
	$32,400	$52,986	$66,268	$102,884
Intercompany revenues:
United States	$3,163	$909	$5,407	$1,518
Canada	24	42	38	82
Europe	708	—	1,092	—
Corporate and other	—	—	—	—
	$3,895	$951	$6,537	$1,600
Income (loss) before income taxes:
United States	$(2,288)	$(1,068)	$(16,595)	$(2,250)
Canada	30	(371)	305	(237)
Europe	(673)	—	(1,134)	—
Corporate and other	(3,373)	(1,889)	(5,700)	(18,494)
	$(6,304)	$(3,328)	$(23,124)	$(20,981)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of Greenlane Holdings, Inc. and its consolidated subsidiaries (the “Company”) for the quarterly period ended June 30, 2020 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and related notes of Greenlane Holdings, Inc. for the year ended December 31, 2019, which are included in our Annual Report on Form 10-K. The terms “we,” “our” and “us” as used herein refer to the Operating Company and its consolidated subsidiaries prior to the Transactions described in this Form 10-Q and to Greenlane Holdings, Inc. and its consolidated subsidiaries, including the Operating Company, following the Transactions.
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
Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Factors that might cause such a difference include those discussed in our filings with the SEC, under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
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
We are the partner of choice for many of the industry’s leading players including PAX Labs, Grenco Science, Firefly, DaVinci, Eyce, Santa Cruz Shredder, Cookies, and dozens of others. We have also set out to develop a world-class portfolio of our own proprietary brands (the "Greenlane Brands") that we believe will, over time, deliver higher margins and create long-term value. Our Greenlane Brands are comprised of child-resistant packaging innovator Pollen Gear; VIBES rolling papers; the Marley Natural accessory line; the Keith Haring accessory line; Aerospaced & Groove grinders; and Higher Standards, which is both an upscale product line and an innovative retail experience with flagship stores at New York City’s famed Chelsea Market and a new location opened in January 2020 in the iconic Malibu Village in California. In May 2020, we opened a new Cookies branded retail store located in Barcelona, Spain. We also own and operate several industry-leading e-commerce platforms, including Vapor.com, Higherstandards.com, Aerospaced.com, Azarius.net and Vaposhop.com. These e-commerce platforms offer convenient, flexible shopping solutions directly to consumers.
We continue to be well-funded to execute upon our business transformation plans, with $41.8 million in cash as of June 30, 2020, compared to $47.8 million in cash as of December 31, 2019.
We operate distribution centers in the United States, Canada, and Europe. Starting in the first quarter of 2020, we began taking steps to optimize our distribution network, by consolidating several of our U.S.-based distribution centers to a more centralized model with fewer, larger, highly-automated facilities, which will help us reduce costs and improve service levels going forward. This consolidation will require fewer distribution center employees while also driving business improvement in multiple areas, including inventory management, sales operations, and customer experience. We closed our distribution centers in Schenectady, New York and Delta, B.C., Canada on May 14, 2020 and May 15, 2020, respectively. In June 2020, we terminated the lease agreements for our Torrance, California distribution center and Toronto, Canada office location, and plan to close our Jacksonville, Florida and our Visalia and Torrance, California distribution centers in the third quarter of 2020. During the second quarter of 2020, we entered into service agreements with two 3PL facilities located in Hebron, Kentucky and Delta, B.C., Canada, both of which will serve as improved replacement facilities to the distribution centers we have closed.

We have three distinct operating segments, which include our United States operations, our Canadian operations, and our European operations. These operating segments also represent our reportable segments. Refer to "Note 11— Segment Reporting", for more discussion regarding our segment reporting. Overall, total net sales generated by our United States operating segment accounted for approximately 81.4% and 89.2% of total consolidated net sales for the three months ended June 30, 2020 and 2019, respectively, and 80.7% and 87.9% of total consolidated net sales for the six months ended June 30, 2020 and 2019, respectively. Total net sales generated by our Canadian operations accounted for approximately 10.8% and 10.8% of total consolidated net sales for the three months ended June 30, 2020 and 2019, respectively, and 11.9% and 12.1% of total consolidated net sales for the six months ended June 30, 2020 and 2019, respectively. With our acquisition of Conscious Wholesale in September 2019, we commenced operations of our European segment. Total net sales generated by this segment accounted for approximately 7.8% and 7.3% of total consolidated net sales for the three and six months ended June 30, 2020, respectively. We expect revenue from this segment to increase over the next reporting periods as we continue to expand our foothold in Europe.
We market and sell our products in the business to business (“B2B”), business to consumer (“B2C”) and supply and packaging (“S&P”) areas of the marketplace. We have a diverse base of customers, and our top ten customers accounted for only 11.7% and 11.0% of our net sales for the three and six months ended June 30, 2020, with no single customer accounting for more than 1.8% and 1.6% of our net sales for the three and six months ended June 30, 2020. While we distribute products to several large national and regional retailers in Canada, our typical B2B customer is an independent retailer operating in a single market. Our sales teams interact regularly with customers as most of them have frequent restocking needs. We believe our high-touch customer service model strengthens relationships, builds loyalty and drives repeat business. During the second quarter of 2020, our B2B, B2C and S&P revenues represented approximately 53.0%, 18.4% and 11.1% of net sales, respectively, compared to 81.7%, 1.6%, and 6.9% of net sales, respectively, during the same period in 2019. Channel and drop-ship revenues derived from the sales and shipment of our products to the customers of third-party website operators and providing other services to our customers represented approximately 17.4% of our net sales during the second quarter of 2020, compared to 9.7% during the same period in 2019.
For the three and six months ended June 30, 2020, our net sales were lower than for the same period in 2019 due to the FDA's restriction on the sale of certain products, primarily mint-flavored JUUL products, and our deliberate decision to proactively move away from low-margin sales, which historically included JUUL product discounts. JUUL sales were reduced to $2.3 million, or 7.0% of net sales for the second quarter of 2020, compared to $4.4 million, or 13.0% of net sales for the first quarter of 2020. Gross margin on second quarter JUUL sales decreased by 2.1% compared to the first quarter of 2020. As we look ahead to the key drivers of growth in our business, we continue to be focused on the higher-margin parts of the business that will better position us for the long-term, through continued investment in growing our Greenlane Brands, the supply and packaging revenue stream, and our direct-to-consumer businesses. Our portfolio of Greenlane Brands accounted for $4.9 million, or 15.0%, of net sales for the second quarter of 2020, compared to $3.2 million, or 6.1%, for the second quarter in 2019. Our Greenlane Brand sales for the second quarter of 2020 were largely driven by sales of our Pollen Gear and VIBES Greenlane Brands, which amounted to $2.1 million and $0.9 million respectively. Our efforts to promote our higher-margin Greenlane Brands combined with the decrease in JUUL sales due to regulatory restrictions, as well as our enforcement of gross margin floors, contributed to the gross margin of approximately 21.0% for the second quarter of 2020, compared to approximately 17.3% for the second quarter of 2019, and approximately 21.6% for the first quarter of 2020.

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

With states reopening across the country, our B2B revenue has begun to normalize from the decrease we experienced at the beginning of the quarter due to the pandemic. Our June 2020 B2B revenue increased by approximately 83.4% compared to April 2020, representing an additional $3.3 million in revenue.
We have implemented several measures in response to the COVID-19 pandemic, including encouraging remote work for our employees in our U.S. and European offices. We are also in the process of evaluating modifications to our "work from home" policy and are considering moving certain limited positions to permanent "work from home" arrangements to reduce the capacity of our offices and to enable required distancing guidelines.

In March 2020, we temporarily closed our retail store locations in New York and California, while our Amsterdam retail store remained open in a limited capacity. We resumed operations of our Higher Standards store at Malibu Village in California on July 11, 2020 and our Higher Standards store at Chelsea Market in New York on July 14, 2020, both in a limited capacity, as permitted by local regulations and public health guidelines. We also accelerated the permanent closure of our Ponce City Market retail store in Georgia during the first quarter of 2020, which had been planned prior to the break-out of the COVID-19 pandemic.

Based on our roles as a supplier to essential businesses including licensed cannabis businesses and an e-commerce distributor, all of our distribution centers have remained in operation since the outbreak of the COVID-19 pandemic. We implemented protective measures for our employees, including social distancing measures, which limited the number of employees present during work shifts. To compensate for the reduced number of employees present during work shifts, we extended distribution center operating hours in order to sustain timely fulfillment of sales orders.

While our Greenlane Brands revenue channel experienced short-term supply chain challenges, which were expected given the pressure that the COVID-19 pandemic has placed on our operations, we have not experienced notable impacts to our supply channels as a whole since the outbreak of the COVID-19 pandemic, including as it relates to our overseas vendors and suppliers. However, we are continuing to monitor the pandemic's effect on our vendors and our ability to source our inventory, and are continuously evaluating adjustments to our purchasing to meet any anticipated changes in demand and product availability.
Since March 15, 2020, we have seen significant growth in sales made through our e-commerce channels and online marketplaces. Specifically, the average weekly merchandise revenue generated from our Vapor.com website for the period

March 15 through August 1, 2020 has increased by approximately 66.7% compared to the period immediately preceding the inception of the "stay at home" orders (January 5 through March 14, 2020). Online channels accounted for approximately $5.8 million and $8.0 million in net sales for the three and six months ended June 30, 2020, respectively, and we expect to continue to capitalize on newly acquired e-commerce customers in future periods.

While we have implemented measures to minimize the impact to our business of the COVID-19 pandemic, we cannot reasonably estimate the length or severity of this pandemic, or whether the measures we have taken or may take in the future will be sufficient to mitigate the adverse impacts of the pandemic. We expect that the COVID-19 pandemic will continue to negatively impact our financial condition and results of operations, however, the extent of the impact of the pandemic will depend on certain developments that remain uncertain and cannot be predicted as of the date of this Form 10-Q.
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

We believe the continuing trend of states’ legalization of medicinal and adult-use cannabis is likely to contribute to an increase in the demand for many of our products. Illinois recently adopted the Cannabis Regulation and Taxation Act, becoming the first state to legalize a comprehensive adult-use cannabis market through its state legislature. Other states appear likely to legalize either medical or adult use cannabis in 2020. It appears that Arizona, Mississippi, New Jersey, and South Dakota each will put cannabis legalization on their respective ballots in 2020. However, we can provide no assurances as to which states, if any, will legalize cannabis.

Recently, the identification of many cases of e-cigarette or vaping product use associated lung injury (“EVALI”) has led to significant scrutiny of e-cigarette and other vaporization products. According to the Centers for Disease Control and Prevention ("CDC"), most of the patients with EVALI reported a history of using vaporization products containing tetrahydrocannabinol ("THC"). The CDC has reported that products containing THC, particularly those obtained from informal sources (e.g., illicit dealers), are linked to most of the incidents involving EVALI. The CDC has recommended, among other things, that consumers not use vaping products containing THC and not purchase vaping products from unlicensed sellers. While the CDC has not definitively identified the cause(s) of EVALI, on November 5, 2019, it published findings that 48 of 51 fluid samples collected from the lungs of patients with EVALI contained vitamin E acetate. We do not sell vitamin E acetate or any products containing vitamin E acetate. Additionally, certain academic studies and news reports have suggested that smoking or vaping may increase the risk of complications for individuals who contract COVID-19. EVALI, COVID-19 and other public health concerns could contribute to negative perceptions of vaping and smoking, which in turn could lead consumers to avoid certain of our products, which would materially and adversely affect our results of operations.

In response to health concerns and concerns about people under the age of eighteen using vaping products, several localities, states, and the federal government have enacted measures restricting the sale of certain types of vaping products. For example, on December 20, 2019, legislation was signed into law that raised the federal minimum age of sale for tobacco products from 18 to 21. As another example, on January 2, 2020, the United States Food and Drug Administration ("FDA") announced a new policy prioritizing enforcement against certain unauthorized flavored e-cigarette products that appeal to minors, including fruit and mint flavors, as well as of any other products that are targeted to minors. Additionally, some state and local governments have enacted or plan to enact laws and regulations that restrict the sale of certain types of vaping products. For example, several states and localities have implemented bans on certain flavored vaping products in an effort to reduce the appeal of such products to minors and some localities have banned the sale of nicotine vaping products entirely. Other states, including Arkansas, Maine, Utah, and Vermont have banned the sale of vaporizers direct to consumers through mail. These new vaping laws are rapidly shifting and, in some instances, have been repealed or narrowed as the result of successful legal challenges. Laws banning certain vaping products or restricting the manner in which they may be sold have taken effect or will soon take effect in Arkansas, Massachusetts, New York, New Jersey, Maryland, Rhode Island, Vermont, Utah and Maine among other jurisdictions. Taken together, these federal and state restrictions on vaping products materially and adversely affect our revenues. The ultimate impact of these policy developments will depend upon, among other things, the types and quantities of products we sell that are encompassed by each ban, the success of legal challenges to the bans, our suppliers' actions to adapt to actual and potential regulatory changes, and our ability to provide alternative products.

In addition, 26 states and the District of Columbia have recently adopted laws imposing taxes on liquid nicotine. Additionally, at least eleven states have adopted laws imposing taxes on vaporizers. These taxes will result in increased prices to end consumers, which may adversely impact the demand for our products. We expect these taxes would impact our competitors similarly, assuming their compliance with applicable laws.
Trade policy and tariffs also may impact our results of operations and prospects. For example, on September 25, 2019, a domestic party filed with the U.S. Department of Commerce and U.S. International Trade Commission an anti-dumping and countervailing duty petition related to certain glass containers imported from China. On April 23, 2020, U.S. Department of

Commerce announced its preliminary determination to imposed anti dumping duties upon producers and exporters of these glass containers. The anti dumping duties range from 8% to 256% and apply to certain of our suppliers that manufacture packaging products. These duties may materially and adversely affect our revenues, particularly if we are unable to source these products from other locations at comparable prices.
Critical Accounting Policies and Estimates
See Part II, Item 7, "Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2019.
The impact of COVID-19 continues to unfold and remains uncertain. As a result, many of our estimates and assumptions, such as those used in determining the allowance for slow-moving or obsolete inventory, the accounts receivable allowance for doubtful accounts, the valuation of goodwill, and the valuation of contingent consideration required increased judgment and carried a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates and assumptions may change materially in future periods.
Results of Operations
The following table presents our operating results (unaudited):

	Three Months Ended June 30,					Six Months Ended June 30,
				% of net sales					% of net sales
($ in thousands)	2020	2019	% Change	2020	2019	2020	2019	% Change	2020	2019
Net sales:
United States	$26,368	$47,288	(44.2)%	81.4%	89.2%	$53,498	$90,420	(40.8)%	80.7%	87.9%
Canada	3,510	5,698	(38.4)%	10.8%	10.8%	7,915	12,464	(36.5)%	11.9%	12.1%
Europe	2,522	—	*	7.8%	—%	4,855	—	*	7.4%	—%
Total net sales	32,400	52,986	(38.9)%	100.0%	100.0%	66,268	102,884	(35.6)%	100.0%	100.0%
Cost of sales	25,583	43,835	(41.6)%	79.0%	82.7%	52,122	84,746	(38.5)%	78.7%	82.4%
Gross profit	6,817	9,151	(25.5)%	21.0%	17.3%	14,146	18,138	(22.0)%	21.3%	17.6%

Operating expenses:
Salaries, benefits and payroll taxes	6,121	7,029	(12.9)%	18.9%	13.3%	12,735	15,111	(15.7)%	19.2%	14.7%
General and administrative	6,426	5,413	18.7%	19.8%	10.2%	15,085	10,797	39.7%	22.8%	10.5%
Goodwill impairment charge	—	—	*	—%	—%	8,996	—	*	13.6%	—%
Depreciation and amortization	650	645	0.8%	2.0%	1.2%	1,360	1,330	2.3%	2.1%	1.3%
Total operating expenses	13,197	13,087	0.8%	40.7%	24.7%	38,176	27,238	40.2%	57.7%	26.5%
Loss from operations	(6,380)	(3,936)	62.1%	(19.7)%	(7.4)%	(24,030)	(9,100)	164.1%	(36.4)%	(8.9)%

Other income (expense), net:
Change in fair value of convertible notes	—	—	*	—%	—%	—	(12,063)	*	—%	(11.7)%
Interest expense	(110)	(140)	(21.4)%	(0.3)%	(0.3)%	(220)	(742)	(70.4)%	(0.3)%	(0.7)%
Other income, net	186	748	(75.1)%	0.6%	1.4%	1,126	924	21.9%	1.7%	0.9%
Total other income (expense), net	76	608	(87.5)%	0.3%	1.1%	906	(11,881)	(107.6)%	1.4%	(11.5)%
Loss before income taxes	(6,304)	(3,328)	89.4%	(19.4)%	(6.3)%	(23,124)	(20,981)	10.2%	(35.0)%	(20.4)%
Provision for (benefit from) income taxes	8	(108)	(107.4)%	—%	(0.2)%	(73)	(97)	(24.7)%	(0.1)%	(0.1)%
Net loss	(6,312)	(3,220)	96.0%	(19.4)%	(6.1)%	(23,051)	(20,884)	10.4%	(34.9)%	(20.3)%
Net loss attributable to non-controlling interest	(4,261)	(1,453)	193.3%	(13.2)%	(2.7)%	(16,539)	(1,453)	*	(25.0)%	(1.4)%
Net loss attributable to Greenlane Holdings, Inc.	$(2,051)	$(1,767)	16.1%	(6.2)%	(3.4)%	$(6,512)	$(19,431)	(66.5)%	(10.0)%	(18.9)%
*Not meaningful

Net Sales

United States
Revenues in the United States for the three months ended June 30, 2020 were approximately $26.4 million, compared to approximately $47.3 million in the same period in 2019, representing a decrease of $20.9 million, or 44.2%, primarily due to the ban on flavored vape pods implemented by the U.S. Food and Drug Administration effective January 1, 2020, our decision to discontinue sales of lower-margin JUUL products, and disturbances to our revenue channels from COVID-19. Approximately $10.5 million and $6.4 million in revenues from mint-flavored pods and other flavored pods, respectively, was generated in the United States during the second quarter of 2019, compared to $0.9 million and $1.2 million, respectively, in the second quarter of 2020. Additionally, our sales of JUUL products (excluding flavored pods) in the United States decreased by $11.1 million, or 90.2%, from $12.3 million during the three months ended June 30, 2019 to approximately $1.2 million during the three months ended June 30, 2020.
Revenues in the United States for the six months ended June 30, 2020 were approximately $53.5 million, compared to approximately $90.4 million in the same period in 2019, representing a decrease of $36.9 million, or 40.8% primarily due to the reasons described above. Approximately $17.5 million and $11.9 million in revenues from mint-flavored pods and other flavored pods, respectively, was generated in the United States during the six months ended June 30, 2019, compared to $1.6 million and $4.8 million in the same period of 2020. Additionally, our sales of JUUL products (excluding flavored pods) in the United States decreased by $18.6 million, from $22.0 million during the six months ended June 30, 2019 to approximately $3.3 million during the six months ended June 30, 2020.
Canada

Revenues in Canada for the three months ended June 30, 2020 were approximately $3.5 million, compared to approximately $5.7 million in the same period in 2019, representing a decrease of $2.2 million, or 38.4%, primarily due to shifts in the Canadian regulatory environment. Specifically, the legalization of cannabis in Canada in October 2018 led to a surge of revenues in the second quarter of 2019, whereas difficulties caused by the COVID-19 pandemic and regulatory uncertainty surrounding the future of JUUL and other e-cigarette products in Canada led to a reduction in revenues in the second quarter of 2020.

Revenues in Canada for the six months ended June 30, 2020 were approximately, $7.9 million, compared to approximately $12.5 million in the same period in 2019, representing a decrease of $4.5 million or 36.5%, primarily due to the reasons described above.
Europe

As a result of our acquisition of Conscious Wholesale on September 30, 2019, we began operating in the Netherlands and expanded our reach to European countries. This acquisition resulted in the establishment of our European segment, which generated revenues of approximately $2.5 million and $4.9 million during the three and six months ended June 30, 2020, respectively.

Cost of Sales and Gross Margin

Cost of sales decreased approximately $18.3 million, or 41.6%, in the three months ended June 30, 2020 compared to the same period in 2019, primarily due to the decrease of approximately $21.2 million, or 49.2%, in costs of merchandise expense, from approximately $43.0 million in the three months ended June 30, 2019, to approximately $21.9 million in the three months ended June 30, 2020. This decrease was partially offset by a $2.8 million increase to non-merchandise cost of sales in the three months ended June 30, 2020 compared to the same period in 2019 primarily due to a decrease in volume purchase rebates for JUUL caused by the decrease in JUUL business.
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
The increase in gross margin to 21.0% in the second quarter of 2020, compared to 17.3% in the second quarter of 2019 is attributable primarily to the decrease in JUUL sales, as we continued in our transformation initiative to reduce our concentration in JUUL products and focus on higher margin products, such as our Greenlane Brands. JUUL sales as a percentage of total net sales decreased from approximately 48.3% in the second quarter of 2019 to approximately 7.0% of total net sales in the second quarter of 2020. Additionally, revenues from our higher-margin Greenlane Brands increased to approximately 15.0% of total net sales in the second quarter of 2020, compared to approximately 6.1% of total net sales for the second quarter of 2019.

Cost of sales decreased approximately $32.6 million, or 38.5%, in the six months ended June 30, 2020 compared to the same period in 2019, primarily due to the decrease of approximately $36.4 million, or 44.0%, in costs of merchandise expense, from approximately $82.7 million in the six months ended June 30, 2019, to approximately $46.3 million in the six months ended June 30, 2020. This decrease was partially offset by a $3.5 million increase to non-merchandise cost of sales in the six months ended June 30, 2020 compared to the same period in 2019 primarily due to a decrease in volume purchase rebates for JUUL caused by the decrease in JUUL business.
Operating Expenses
Salaries, Benefits and Payroll Taxes
Salaries, benefits and payroll taxes in the three months ended June 30, 2020 decreased approximately $0.9 million, or 12.9%, compared to the same period in 2019, primarily due to a decrease in equity-based compensation expense of $0.8 million, as we recognized approximately $0.9 million of expense in the second quarter of 2020, compared to approximately $1.7 million of expense in the second quarter of 2019.
Salaries, benefits and payroll taxes in the six months ended June 30, 2020 decreased approximately $2.4 million, or 15.7%, compared to the same period in 2019, primarily due to a decrease in equity-based compensation expense of $3.4 million, as we recognized approximately $1.2 million of expense in the six months ended 2020, compared to approximately $4.6 million of expense in the six months ended 2019. The decrease in equity-based compensation was partially offset primarily by increases in wages and related payroll expenses of approximately $1.0 million related to the additional workforce hired to accommodate our operations as a public company and the additional employees absorbed as part of the acquisition of Conscious Wholesale.

As part of our transformation initiative, we reduced our workforce by an aggregate of 77 employees in February, March, and April 2020. While the impact of these reductions in force did not have a material impact on our salaries, benefits and payroll tax expenses for the three and six months ended June 30, 2020, we anticipate annual savings of approximately $3.2 million attributable to these efforts going forward. As we continue to execute our transformation plan and closely monitor the evolving COVID-19 landscape, we remain focused on identifying cost-saving opportunities while delivering on our strategy to recruit, train, promote and retain the most talented and success-driven personnel in the industry.

General and Administrative Expenses
General and administrative expenses increased approximately $1.0 million, or 18.7%, in the three months ended June 30, 2020 as compared to the same period in 2019. This increase was primarily due to approximately $0.9 million in subcontractor fees; and an increase of $0.2 million for a fulfillment agreement entered into during May 2020 with Verst Group Logistics, Inc. ("Verst"), a third party logistics ("3PL") provider that will provide us with storage space and logistics services in their Kentucky warehouse and partially offset by $0.3 million decrease in legal fees.
General and administrative expenses increased approximately $4.3 million, or 39.7%, in the six months ended June 30, 2020 as compared to the same period in 2019. This increase was primarily due to approximately $1.3 million in additional accounting fees as we increased reporting requirements as a public company; an increase of approximately $1.3 million in subcontractor fees; an increase of approximately $0.2 million in legal fees; an increase of $0.2 million for a fulfillment agreement entered into during May 2020 with Verst and an increase of approximately $1.0 million related to increases in rent and facilities expense and web-based software expenses.
Goodwill Impairment Charge
Due to recent market conditions and estimated adverse impacts from the COVID-19 pandemic, management concluded that a triggering event occurred in the first quarter of 2020, requiring a quantitative impairment test of our goodwill for our United States and Europe reporting units. Based on this assessment, we concluded that the fair value of our Europe reporting unit exceeded its carrying value and no impairment charge was required. However, the estimated fair value of the United States reporting unit was determined to be below its carrying value, which resulted in a $9.0 million goodwill impairment charge.
Depreciation and Amortization Expenses
Depreciation and amortization expense remained consistent for the three and six months ended June 30, 2020, as compared to the same periods in 2019, with a slight increase in 2020 related to the amortization of intangible assets acquired through the acquisition of Conscious Wholesale in September 2019.

Other Income (Expense), Net
Other income (expense), net decreased by approximately $0.5 million for the three months ended June 30, 2020 compared to the same period in 2019, primarily due to $0.3 million interest income for the three months ended June 30, 2019 and no interest income for the three months ended June 30, 2020; $0.3 million Canadian GST/HST tax refund for the three months ended June 30, 2019 compared to the three months ended June 30, 2020, offset by a gain of approximately $0.1 million on changes in the fair value of contingent consideration during the three months ended June 30, 2020.
Other income (expense), net, increased by approximately $12.8 million in the six months ended June 30, 2020 compared to the same period in 2019, primarily due a change in the fair value of our convertible notes payable during the first half of 2019, which resulted in an expense of approximately $12.1 million in the first half of 2019, with no corresponding expense in the first half of 2020. This increase is also attributable to a gain of approximately $0.6 million on changes in the fair value of contingent consideration during the six months ended June 31, 2020, and a decrease in interest expense of approximately $0.5 million, primarily due to the absence of debt issuance costs related to convertible notes during the first half of 2020.
Provision for (Benefit from) Income Taxes
As a result of the IPO and the related transactions (defined in "Note 1—Business Operations and Organization" of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q), we own a portion of the Common Units of the Operating Company, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, the Operating Company is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by the Operating Company is passed through to, and included in the taxable income or loss of, its members, including us, in accordance with the terms of the Operating Agreement. We are subject to federal income taxes, in addition to state and local income taxes with respect to our allocable share of the Operating Company’s taxable income or loss.

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
Key Metrics and Non-GAAP Financial Measures
We monitor the following key metrics to help us measure and evaluate the effectiveness of our operations, develop financial forecasts, and make strategic decisions:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Net sales	$32,400	$52,986	$66,268	$102,884
Period-over-period change	(38.9)%	30.6%	(35.6)%	22.7%
Net cash used in operations	$(1,316)	$(11,510)	$(2,413)	$(18,771)
Adjusted net loss (1)	$(5,121)	$(1,163)	$(11,519)	$(2,641)
Adjusted EBITDA (1)	$(4,277)	$(1,234)	$(10,876)	$(2,012)
(1) Adjusted Net Loss and Adjusted EBITDA are non-GAAP financial measures. For the definitions and reconciliation of Adjusted Net Loss and Adjusted EBITDA to net loss, see “ Non-GAAP Financial Measures.”

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

The reconciliation of our Net Loss to Adjusted Net Loss for each of the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Net loss	$(6,312)	$(3,220)	$(23,051)	$(20,884)
Debt placement costs for convertible notes (1)	—	—	—	422
Transition to being a public company (2)	—	333	—	1,183
Equity-based compensation	891	1,724	1,161	4,575
Initial consulting costs related to ERP system implementation (3)	44	—	108	—
Restructuring expenses (4)	256	—	364	—
Due diligence costs related to acquisition target	—	—	903	—
Goodwill impairment charge	—	—	8,996	—
Change in fair value of convertible notes	—	—	—	12,063
Adjusted net loss	$(5,121)	$(1,163)	$(11,519)	$(2,641)
(1)Debt placement costs related to the issuance of convertible notes in January 2019.
(2)Includes certain non-recurring fees and expenses primarily attributable to consulting fees and incremental audit and legal fees incurred in connection with our IPO.
(3)Includes non-recurring expenses related to the initial project design for our planned ERP system implementation.
(4)Includes primarily severance payments for employees terminated as part of our transformation plan.

The reconciliation of our Net Loss to Adjusted EBITDA for each of the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Net loss	$(6,312)	$(3,220)	$(23,051)	$(20,884)
Other income, net (1)	(186)	(748)	(1,126)	(924)
Transition to being a public company (2)	—	333	—	1,183
Interest expense	110	140	220	742
Provision for (benefit from) income taxes	8	(108)	(73)	(97)
Depreciation and amortization	650	645	1,360	1,330
Equity-based compensation expense	891	1,724	1,161	4,575
Initial consulting costs related to ERP system implementation (3)	44	—	108	—
Restructuring expenses (4)	256	—	364	—
Due diligence costs related to acquisition target	—	—	903	—
One-time early termination fee on operating lease in connection with moving to a centralized distribution center model	262	—	262	—
Goodwill impairment charge	—	—	8,996	—
Change in fair value of convertible notes	—	—	—	12,063
Adjusted EBITDA	$(4,277)	$(1,234)	$(10,876)	$(2,012)
(1)Includes rental and interest income, changes in the fair value of contingent consideration, and other miscellaneous income.
(2)Includes certain non-recurring fees and expenses primarily attributable to consulting fees and incremental audit and legal fees incurred in connection with our IPO.
(3)Includes non-recurring expenses related to the initial project design for our planned ERP system implementation.
(4)Includes primarily severance payments for employees terminated as part of our transformation plan.

Liquidity and Capital Resources
Our primary requirements for liquidity and capital are working capital, debt service and general corporate needs. Our primary sources of liquidity are our cash, access to our revolving line of credit, as well as the cash flow that we generate from our operations. As of June 30, 2020, we had approximately $41.8 million of cash, of which $0.8 million was held in foreign bank accounts, and approximately $77.8 million of working capital, which is calculated as current assets minus current liabilities, compared with approximately $47.8 million of cash, of which $0.9 million was held in foreign bank accounts, and approximately $88.7 million of working capital as of December 31, 2019. The repatriation of cash balances from our foreign subsidiaries could have adverse tax impacts or be subject to capital controls; however, these balances are generally available to fund the ordinary business operations of our foreign subsidiaries without legal or other restrictions.
On April 5, 2019, the Operating Company, as the borrower, entered into a second amendment to the first amended and restated credit agreement, dated October 1, 2018 (the “line of credit”) with Fifth Third Bank, for a $15.0 million revolving credit loan with a maturity date of August 23, 2020. Interest on the principal balance outstanding on the line of credit is due monthly at a rate of LIBOR plus 3.50% per annum provided that no default has occurred. The line of credit borrowing base is 80% of eligible accounts receivable plus 50% of eligible inventory. There were no borrowings outstanding on our line of credit at June 30, 2020 or December 31, 2019, respectively. We are currently in the process of negotiating renewal terms for this line of credit with the financial institution.
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
Our future liquidity needs may also include payments in respect of the redemption rights of the Common Units held by its members that may be exercised from time to time (should we elect to exchange such Common Units for a cash payment), payments under the TRA and state and federal taxes to the extent not sheltered by our tax assets, including those arising as a result of purchases, redemptions or exchanges of Common Units for Class A common stock. Although the actual timing and amount of any payments that may be made under the TRA will vary, the payments that we will be required to make to the members may be significant. Any payments made by us to the members under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us or to the Operating Company and, to the extent that we are unable to make payments under the TRA for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the TRA and therefore may accelerate payments due under the TRA.

Despite decreases in gross profit for the three and six moths ended June 30, 2020 and the uncertainty around the ongoing COVID-19 pandemic, we believe that our cash on hand and availability under our revolving line of credit will be sufficient to fund our working capital and capital expenditure requirements, as well as our debt repayments and other liquidity requirements associated with our existing operations, for at least the the next 12 months.
In addition, we may choose to raise additional funds at any time through equity or debt financing arrangements, which may or may not be needed for additional working capital, capital expenditures or other strategic investments. Our opinions concerning liquidity are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity could be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors” in Item 1A of this Form 10-Q. Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on terms favorable to us, or at all.
Cash Flows
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q:

	Six Months Ended June 30,
(in thousands)	2020	2019
Net cash used in operating activities	$(2,413)	$(18,771)
Net cash used in investing activities	(3,088)	(1,228)
Net cash (used in) provided by financing activities	(254)	81,822
Net Cash Used in Operating Activities
During the six months ended June 30, 2020, net cash used in operating activities of approximately $2.4 million was a result of a net loss of $23.1 million offset by non-cash adjustments to net loss, including stock-based compensation expense and a goodwill impairment charge of $11.5 million, and a $9.2 million increase in cash generated by working capital primarily driven by decreases in our vendor deposits, accounts receivable, net, and other current assets and increases in accrued expenses and other liabilities.
During the six months ended June 30, 2019, net cash used in operating activities of approximately $18.8 million was a result of a net loss of $20.9 million offset by non-cash adjustments to net loss of $18.8 million, and a $16.7 million increase in cash consumed by working capital primarily driven by increases in accounts receivable, net, inventories, and other current assets, and increases in accounts payable, and other current liabilities, partially offset by a decrease in accrued expenses. Further, for the six months ended June 30, 2019, we had noncash expenses of approximately $18.9 million, including approximately $12.1 million related to the change in fair value of convertible notes, approximately $4.6 million related to equity-based compensation, and $1.3 million related to depreciation and amortization.

Net Cash Used in Investing Activities
During the six months ended June 30, 2020, we used approximately $1.2 million of cash for capital expenditures, including computer hardware and software to support our growth and development and machinery to support the operations of our supply and packaging revenue stream. Additionally, we used approximately $1.8 million for the remainder of the purchase price for the acquisition of Conscious Wholesale.
During the six months ended June 30, 2019, we used approximately $0.8 million of cash for capital expenditures, including computer hardware and software to support our growth and development, and to purchase warehouse supplies and equipment, including the build-out of our retail locations. We also made an investment in equity securities of an entity for approximately $0.5 million, which represents a 1.71% ownership interest in the entity.
Net Cash (Used in) Provided by Financing Activities
During the six months ended June 30, 2020, net cash used in financing activities primarily consisted of approximately $0.3 million in payments on other long-term liabilities, notes payable and finance lease obligations.
During the six months ended June 30, 2019, net cash provided by financing activities was primarily attributable to proceeds from the issuance of Class A common stock sold in the IPO, net of underwriting costs of approximately $83.0 million, and proceeds from the issuance of convertible notes of approximately $8.1 million, which was primarily offset in part by the redemption of limited liability company membership interests of approximately $3.0 million, payment of approximately $3.5 million of deferred offering costs related to the IPO, payment of approximately $1.7 million of debt issuance costs related to the convertible notes issued in December 2018 and January 2019, and approximately $0.9 million paid related to member distributions for the period.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, as of June 30, 2020.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our quantitative and qualitative disclosures about market risk from those described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" previously included in our Annual Report on Form 10-K for the year ended December 31, 2019.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and our Principal Financial and Accounting Officer, as appropriate, to allow for timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Under the supervision and with the participation of management, including our Chief Executive Officer and our Principal Financial and Accounting Officer, we evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based upon their evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described in Item 9A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Changes in Internal Control Over Financial Reporting
During the second quarter of 2020, we entered into service agreements with two third-party logistics facilities located in Hebron, Kentucky and Delta, B.C., Canada, both of which will serve as improved replacement facilities to the distribution centers we have closed. In conjunction with this transition, we have adjusted our processes and designed and implemented controls related to our inventory management and order fulfillment. These changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As noted above, we are continuing our remediation efforts related to the material weaknesses in our internal control over financial reporting, including as it relates to controls over inventory counts and recording of inventory reserves. Any changes to our internal control of our internal reporting related to our transition to the third-party logistics, and the related controls, will be evaluated once the applicable controls operate for a sufficient period of time and management can conclude, through testing, that these controls are operating effectively.
In 2020, we began a multi-year implementation of a new enterprise resource planning (“ERP”) system, which will replace our existing core financial systems. The ERP system is designed to accurately maintain the Company’s financial records, enhance the flow of financial information, improve data management and provide timely information to our management team. Changes to our general ledger and consolidated financial reporting are expected to take place in 2021. As the phased implementation of the new ERP system progresses, we may change our processes and procedures which, in turn, could result in changes to our internal control over financial reporting. As such changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.

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

Three of the complaints alleging violations of securities laws as described above were filed against the Company in the Circuit Court of the Fifteenth Judicial Circuit for Palm Beach County, Florida. These cases have been consolidated under the caption In re Greenlane Holdings, Inc. Securities Litigation (Case No. 50-2019-CA-010026). The plaintiffs filed an amended complaint on December 9, 2019 and the Company filed a motion to dismiss on February 7, 2020. A ruling on the motion to dismiss is pending.

Two of the complaints alleging violations of securities laws as described above were filed against the Company in the United States District Court for the Southern District of Florida. These cases have been consolidated under the caption In re Greenlane Holdings, Inc. Securities Litigation (Case No. 19-CV-81259). The plaintiffs filed an amended complaint on March 6, 2020 and the Company filed a motion to dismiss on March 20, 2020. A ruling on the motion to dismiss is pending.
ITEM 1A. RISK FACTORS
There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the six months ended June 30, 2020, we issued an aggregate of 650,604 shares of Class A common stock as a portion of the purchase consideration for the acquisition of a 100% interest ARI Logistics B.V. and Shavita B.V. (collectively, "Conscious Wholesale"), a leading European wholesaler and retailer of consumption accessories, vaporizers, and other high-quality products. The acquisition was completed in September 2019, as described in Item 8, Note 3 of our Annual Report on Form 10-K for the year ended December 31, 2019. These shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.
During the six months ended June 30, 2020, we issued an aggregate of 2,140,303 shares of Class A common stock in exchange for an equivalent number of shares of Class B common stock and Common Units of the Operating Company pursuant to the terms of our Amended and Restated Certificate of Incorporation and the Operating Company's Third Amended and Restated Operating Agreement. These shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

Use of Proceeds from Registered Securities

On April 23, 2019, we completed our IPO of 6,000,000 shares of Class A common stock, which was comprised of 5,250,000 shares of Class A common stock sold by Greenlane and 750,000 shares sold by certain selling stockholders, in each case at a public offering price of $17.00 per share. On April 29, 2019, the underwriters purchased an additional 450,000 shares of Class A common stock from selling stockholders pursuant to the partial exercise of their option to purchase additional shares in the IPO. We received aggregate net proceeds of approximately $79.5 million, after deducting the underwriting discounts and commissions and offering expenses. We used approximately $3.1 million of the proceeds from the IPO to fund a portion of the purchase price of the Conscious Wholesale business acquisition. We have used and intend to continue using the remainder of the net proceeds for working capital and general corporate purposes, including to fund possible investments in, and acquisitions of, complementary companies or their assets, businesses, partnerships, minority investments, products or technologies. However, we currently have no other commitments or agreements regarding any such acquisitions or investments. All shares were sold pursuant to a registration statement on Form S-1, as amended (File No. 333-230405), which was declared effective by the SEC on April 17, 2019. Cowen and Company, LLC and Canaccord Genuity LLC served as representatives of the several underwriters in the offering.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Greenlane Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to Greenlane’s Current Report on Form 8-K, filed April 25, 2019).
3.2	Second Amended and Restated By-Laws of Greenlane Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to Greenlane’s Current Report on Form 8-K, filed April 25, 2019).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

GREENLANE HOLDINGS, INC.

Date: August 11, 2020	By:	/s/ Dawn Marie Cavanagh
Vice President of Finance (Principal Financial and Accounting Officer)