Form 10-Q
period 2020-09-30
Greenlane Holdings, Inc.
filed 2020-11-16
CIK 1743745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of November 13, 2020, Greenlane Holdings, Inc. had 13,072,416 shares of Class A common stock outstanding, 3,590,909 shares of Class B common stock outstanding and 76,489,218 shares of Class C common stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share amounts)

	September 30, 2020	December 31, 2019
Assets	(Unaudited)
Current assets
Cash	$39,993	$47,773
Accounts receivable, net of allowance of $1,324 and $936 at September 30, 2020 and December 31, 2019, respectively	6,438	8,091
Inventories, net	36,919	43,060
Vendor deposits	8,775	11,120
Assets held for sale	1,177	—
Other current assets	8,924	4,924
Total current assets	102,226	114,968

Property and equipment, net	12,392	13,165
Intangible assets, net	5,930	6,301
Goodwill	3,128	11,982
Operating lease right-of-use assets	3,085	4,695
Other assets	2,053	2,091
Total assets	$128,814	$153,202

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$17,963	$11,310
Accrued expenses and other current liabilities	15,956	10,600
Customer deposits	2,593	3,152
Current portion of operating leases	725	1,084
Current portion of finance leases	208	116
Total current liabilities	37,445	26,262

Notes payable, less current portion and debt issuance costs, net	7,886	8,018
Operating leases, less current portion	2,708	3,844
Finance leases, less current portion	277	194
Other liabilities	1,038	620
Total long-term liabilities	11,909	12,676
Total liabilities	49,354	38,938

Commitments and contingencies (Note 6)

Stockholders’ Equity
Preferred stock, $0.0001 par value, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share, 125,000 shares authorized; 13,072 shares issued and outstanding as of September 30, 2020; 9,999 shares issued and 9,812 shares outstanding as of December 31, 2019	131	98
Class B common stock, $0.0001 par value per share, 10,000 shares authorized; 3,591 and 5,975 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	1	1
Class C Common stock, $0.0001 par value per share, 100,000 shares authorized; 76,489 and 77,791 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	8	8
Additional paid-in capital	39,194	32,108
Accumulated deficit	(20,732)	(9,727)
Accumulated other comprehensive loss	(154)	(72)
Total stockholders’ equity attributable to Greenlane Holdings, Inc.	18,448	22,416
Non-controlling interest	61,012	91,848
Total stockholders’ equity	79,460	114,264
Total liabilities and stockholders’ equity	$128,814	$153,202

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$35,764	$44,886	$102,032	$147,770
Cost of sales	33,297	38,448	85,419	123,194
Gross profit	2,467	6,438	16,613	24,576
Operating expenses:
Salaries, benefits and payroll taxes	5,010	6,562	17,745	21,673
General and administrative	10,673	4,751	25,758	15,549
Goodwill impairment charge	—	—	8,996	—
Depreciation and amortization	599	650	1,959	1,980
Total operating expenses	16,282	11,963	54,458	39,202
Loss from operations	(13,815)	(5,525)	(37,845)	(14,626)
Other income (expense), net:
Change in fair value of convertible notes	—	—	—	(12,063)
Interest expense	(115)	(119)	(335)	(862)
Other income, net	357	7,746	1,483	8,670
Total other income (expense), net	242	7,627	1,148	(4,255)
(Loss) income before income taxes	(13,573)	2,102	(36,697)	(18,881)
Provision for income taxes	220	11,063	147	10,966
Net loss	(13,793)	(8,961)	(36,844)	(29,847)
Less: Net loss attributable to non-controlling interest	(9,300)	(2,563)	(25,839)	(4,016)
Net loss attributable to Greenlane Holdings, Inc.	$(4,493)	$(6,398)	$(11,005)	$(25,831)

Net loss attributable to Class A common stock per share - basic and diluted (Note 8)	$(0.35)	$(0.64)	$(0.95)	$(0.67)
Weighted-average shares of Class A common stock outstanding - basic and diluted (Note 8)	12,798	9,998	11,559	9,998

Other comprehensive income (loss):
Foreign currency translation adjustments	285	(13)	130	38
Unrealized gain (loss) on derivative instrument	35	(310)	(525)	(310)
Comprehensive loss	(13,473)	(9,284)	(37,239)	(30,119)
Less: Comprehensive loss attributable to non-controlling interest	(9,066)	(2,809)	(26,152)	(4,238)
Comprehensive loss attributable to Greenlane Holdings, Inc.	$(4,407)	$(6,475)	$(11,087)	$(25,881)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2019	9,812	$98	5,975	$1	77,791	$8	$32,108	$(9,727)	$(72)	$91,848	$114,264
Net loss	—	—	—	—	—	—	—	(4,461)	—	(12,278)	(16,739)
Equity-based compensation	—	—	—	—	—	—	64	—	—	206	270
Issuance of Class A common stock for the acquisition of Conscious Wholesale	480	5	—	—	—	—	1,496	—	—	—	1,501
Cancellation of Class B common stock due to equity-based compensation award forfeitures	—	—	(105)	—	—	—	223	—	—	(223)	—
Joint venture consolidation	—	—	—	—	—	—	—	—	—	189	189
Other comprehensive loss	—	—	—	—	—	—	—	—	(267)	(853)	(1,120)
Balance, March 31, 2020	10,292	103	5,870	1	77,791	8	33,891	(14,188)	(339)	78,889	98,365
Net loss	—	—	—	—	—	—	—	(2,051)	—	(4,261)	(6,312)
Equity-based compensation	—	—	—	—	—	—	220	—	—	672	892
Issuance of Class A common stock for the acquisition of Conscious Wholesale	171	2	—	—	—	—	485	—	—	—	487
Cancellation of Class B common stock due to equity-based compensation award forfeitures	—	—	(6)	—	—	—	9	—	—	(9)	—
Exchanges of non-controlling interest for Class A common stock	2,140	21	(2,140)	—	—	—	3,896	—	—	(3,917)	—
Other comprehensive income	—	—	—	—	—	—	—	—	99	306	405
Balance, June 30, 2020	12,603	$126	3,724	$1	77,791	$8	$38,501	$(16,239)	$(240)	$71,680	$93,837
Net loss	—	—	—	—	—	—	—	(4,493)	—	(9,300)	(13,793)
Equity-based compensation	—	—	—	—	—	—	(298)	—	—	(682)	(980)
Issuance of Class A common stock	35	1	—	—	—	—	75	—	—	—	76
Cancellation of Class B common stock due to equity-based compensation award forfeitures	—	—	(133)	—	—	—	221	—	—	(221)	—
Exchanges of non-controlling interest for Class A common stock	434	4	—	—	(1,302)	—	695	—	—	(699)	—
Other comprehensive income	—	—	—	—	—	—	—	—	86	234	320
Balance, September 30, 2020	13,072	$131	3,591	$1	76,489	$8	$39,194	$(20,732)	$(154)	$61,012	$79,460

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

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss (including amounts attributable to non-controlling interest)	$(36,844)	$(29,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,959	1,980
Reversal of tax receivable agreement liability	—	(5,721)
Change in deferred tax asset, net	—	10,879
Equity-based compensation expense	182	6,083
Unrealized gain on equity investment	—	(1,537)
Goodwill impairment charge	8,996	—
Change in fair value of contingent consideration	(719)	—
Change in fair value of convertible notes	—	12,063
Change in provision for doubtful accounts	766	91
Loss on disposal of assets	569	—
Loss related to indemnification asset not probable of recovery	2,200	—
Other	242	37
Changes in operating assets and liabilities, net of the effects of acquisitions:
Decrease in accounts receivable	886	1,396
Decrease (increase) in inventories	6,140	(15,764)
Decrease (increase) in vendor deposits	2,543	(778)
Decrease (increase) in deferred offering costs	—	2,284
(Increase) in other current assets	(6,217)	(1,720)
Increase (decrease) in accounts payable	6,653	(13,182)
Increase in accrued expenses	9,558	465
(Decrease) in customer deposits	(670)	(272)
Net cash used in operating activities	(3,756)	(33,543)
Cash flows from investing activities:
Purchase consideration paid for acquisitions, net of cash acquired	(1,841)	(1,283)
Purchases of property and equipment, net	(1,438)	(1,268)
Purchase of intangible assets	(300)	(58)
Investment in equity securities	—	(500)
Net cash used in investing activities	(3,579)	(3,109)
Cash flows from financing activities:
Proceeds from issuance of convertible notes	—	8,050
Proceeds from issuance of Class A common stock sold in initial public offering, net of underwriting costs	—	83,003
Payment of debt issuance costs - convertible notes	—	(1,734)
Deferred offering costs paid	—	(3,523)
Redemption of Class A and Class B units of Greenlane Holdings, LLC	—	(3,019)
Member distributions	—	(897)
Other	(310)	(187)
Net cash (used in) provided by financing activities	(310)	81,693
Effects of exchange rate changes on cash	(135)	158
Net (decrease) increase in cash	(7,780)	45,199
Cash, as of beginning of the period	47,773	7,341
Cash, as of end of the period	$39,993	$52,540

Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,193	$547
Lease liabilities arising from obtaining finance lease assets	$272	$88
Lease liabilities arising from obtaining operating lease right-of-use assets	$331	$2,973
Non-cash investing and financing activities:
Conversion of convertible debt to Class A common stock	$—	$60,313
Redeemable Class B Units issued for acquisition of a subsidiary, net of issuance costs	$—	$6,664
Shares of Class A common stock issued for acquisition of Conscious Wholesale	$1,988	$—
Exchanges of non-controlling interest for Class A common stock	$(4,616)	$—

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
The Operating Company has been determined to be our predecessor for accounting purposes and, accordingly, the consolidated financial statements for periods prior to the IPO and the related Transactions have been adjusted to combine the previously separate entities for presentation purposes. Amounts for the period from January 1, 2019 through April 22, 2019 presented in the condensed consolidated financial statements and notes to the condensed financial statements herein represent the historical operations of the Operating Company, and amounts for the period from April 23, 2019 through September 30, 2020 reflect our consolidated operations.
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
The following table sets forth the economic and voting interests of our common stock holders as of September 30, 2020:

Class of Common Stock (ownership)	Total Shares (1)	Class A Shares (as converted) (2)	Economic Ownership in the Operating Company (3)	Voting Interest in Greenlane (4)	Economic Interest in Greenlane (5)
Class A	13,072,416	13,072,416	31.0%	14.0%	100.0%
Class B (non-founder members)	3,590,909	3,590,909	8.5%	3.9%	—%
Class C (founder members)	76,489,218	25,496,406	60.5%	82.1%	—%
Total	93,152,543	42,159,731	100.0%	100.0%	100.0%

(1) Represents the total number of outstanding shares for each class of common stock as of September 30, 2020.
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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2019. The condensed consolidated results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or any other future annual or interim period. Certain reclassifications have been made to prior year amounts or balances to conform to the presentation adopted in the current year.

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

Assets Held for Sale

We generally consider assets to be held for sale when (i) we commit to a plan to sell the assets, (ii) the assets are available for immediate sale in their present condition, (iii) we have initiated an active program to locate a buyer and other actions required to complete the plan to sell the assets, (iv) consummation of the planned sale transaction is probable, (v) the assets are being actively marketed for sale at a price that is reasonable in relation to their current fair value, (vi) the transaction is expected to qualify for recognition as a completed sale, within one year, and (vii) significant changes to or withdrawal of the plan is unlikely. Following the classification of any depreciable assets within a disposal group as held for sale, we discontinue depreciating the asset and write down the asset to the lower of carrying value or fair market value less cost to sell, if needed. As described in Note 4—Leases and Note 7—Supplemental Financial Statement Information, we have taken actions that have caused certain property and equipment and right-of-use assets to meet the relevant criteria for classification and reporting as held for sale.

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
No additional impairment charges were recognized during the third quarter of 2020. We will continue to monitor the significant global economic uncertainty as a result of the COVID-19 pandemic, including its duration and severity, the extent of its disruption on our operations, and the changes in our mitigation strategies, which may lead to additional impairment charges in future reporting periods.
Changes in the carrying amount of our goodwill by reporting unit for the nine months ended September 30, 2020 were as follows:

(in thousands)	U.S.	Canada	Europe	Total
Balance at December 31, 2019	$8,996	$—	$2,986	$11,982
Goodwill impairment charge	(8,996)	—	—	(8,996)
Foreign currency translation adjustment	—	—	142	142
Balance at September 30, 2020	$—	$—	$3,128	$3,128

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

Our performance obligations for services are satisfied when the services are rendered within the arranged service period. Total service revenue is not material and accounted for less than 0.1% of revenues for the three and nine months ended September 30, 2020 and 2019.

Beginning with the first quarter of 2020, we entered into a limited number of bill-and-hold arrangements. Each bill-and-hold arrangement is reviewed and revenue is recognized only when certain criteria have been met: (i) the customer has requested delayed delivery and storage of the products by us, in exchange for a storage fee, because they want to secure a supply of the products but lack storage space, (ii) the risk of ownership has passed to the customer, (iii) the products are segregated from our other inventory items held for sale, (iv) the products are ready for shipment to the customer, and (v) the products are customized and thus we do not have the ability to use the products or direct them to another customer. During the three and nine months ended September 30, 2020, we recorded $0.5 million and $1.5 million of revenue under bill-and-hold arrangements, respectively. We did not recognize any revenue under bill-and-hold arrangements during the three and nine months ended September 30, 2019. Storage fees charged to customers for bill-and-hold arrangements are recognized as invoiced. Such fees were not significant for the three and nine months ended September 30, 2020.

For certain product offerings such as premium, patented, child-resistant packaging, closed-system vaporization solutions and custom-branded retail products, we generally receive a deposit from the customer (generally 50% of the total order cost, but the amount can vary by customer contract) when an order is placed by a customer. We typically complete these orders within one to three months from the date of order, depending on the complexity of the customization and the size of the order. See “Note 7—Supplemental Financial Statement Information” for a summary of changes to our customer deposits liability balance during the nine months ended September 30, 2020.

We estimate product returns based on historical experience and record them as a refund liability that reduces the net sales for the period. We analyze actual historical returns, current economic trends and changes in order volume when evaluating the adequacy of our sales returns allowance in any reporting period. Our liability for returns, which is included within "Accrued expenses and other current liabilities" in our condensed consolidated balance sheets, was approximately $0.7 million and $0.6 million at September 30, 2020 and December 31, 2019, respectively. The recoverable cost of merchandise estimated to be returned by customers, which is included within "Other current assets" in our condensed consolidated balance sheets, was approximately $0.2 million and $0.3 million as of September 30, 2020 and December 31, 2019, respectively.

We elected to account for shipping and handling expenses that occur after the customer has obtained control of products as a fulfillment activity in cost of sales. Shipping and handling fees charged to customers are included in net sales upon completion of our performance obligations. We apply the practical expedient provided for by ASC 606 by not adjusting the transaction price for significant financing components for periods less than one year. We also apply the practical expedient provided by ASC 606 based upon which we generally expense sales commissions when incurred because the amortization period is one year or less. Sales commissions are recorded within "Salaries, benefits and payroll tax expenses" in the condensed consolidated statements of operations and comprehensive loss.

No single customer represented more than 10% of our net sales for the three and nine months ended September 30, 2020 and 2019. We had one customer that represented approximately 10.7% of our accounts receivable balance as of September 30, 2020. No other customer represented more than 10% of our accounts receivable balance as of September 30, 2020 and December 31, 2019.
Federal Drug Administration's ENDS Enforcement Guidance and Premarket Tobacco Product Applications
In January 2020, the FDA issued ENDS Enforcement Guidance, which outlines the FDA's intent to prioritize enforcement against flavored, cartridge-based ENDS products (except tobacco or menthol flavored products), all other ENDS products for which the manufacturer has failed to take adequate measures to prevent access to minors, and any ENDS products targeted to minors or whose marketing is likely to promote usage by minors. Additionally, the deadline for ENDS manufacturers to submit Premarket Tobacco Product Applications ("PMTA") was September 9, 2020. The FDA also intends to prioritize any ENDS products offered for sale after September 9, 2020 for which the manufacturer has not submitted a PMTA. The FDA is not necessarily bound by these enforcement priorities, and it has recently taken actions against other products and may take additional actions against other products as warranted by circumstances.
The ENDS Enforcement Guidance had the effect of prohibiting the sale of certain products in the United States, including mint-flavored products from JUUL Labs and other flavored ENDS, starting February 2020. Products impacted by the ENDS Enforcement Guidance represented less than 0.1% of our net sales for the three and nine months ended September 30, 2020 and approximately 19.7% and 17.2% of our net sales for the three and nine months ended September 30, 2019, respectively.
During the nine months ended September 30, 2020 and 2019, we sold products for which the manufacturers have not submitted a PMTA to the FDA by September 9, 2020. Sales of these products represented approximately 0.4% and 0.8% of our net sales for the nine months ended September 30, 2020 and 2019, respectively.
While we have been compliant with and expect to remain in compliance with the ENDS Enforcement Guidance, further actions and developments of FDA's guidance could adversely affect our sales of ENDS products and may have a material adverse effect on our business, results of operations and financial condition.
Value Added Taxes

During the third quarter of 2020, as part of a global tax strategy review, we determined that our European subsidiaries based in the Netherlands, which we acquired on September 30, 2019, had historically collected and remitted value added tax ("VAT") payments, which related to direct-to-consumer sales to other European Union ("EU") member states, directly to the Dutch tax authorities. Accordingly, we performed an analysis of the VAT overpayments to the Dutch tax authorities, which we expect will be refunded to us, and VAT payable to other EU member states, including potential fines and penalties. Based on this analysis, we recorded a VAT payable of approximately $7.6 million within "Accrued expenses and other current liabilities" and VAT receivable of approximately $4.5 million within "Other current assets", in our condensed consolidated balance sheet as of September 30, 2020.

Pursuant to the purchase and sale agreement by which we acquired our European subsidiaries, the sellers are required to indemnify us against certain specified matters and losses, including any and all liabilities, claims, penalties and costs incurred or sustained by us in connection with non-compliance with tax laws in relation to activities of the sellers. The indemnity is limited to an amount equal to the purchase price under the purchase and sale agreement. Furthermore, we are the beneficiary to a bank guarantee in the amount of approximately $0.9 million for claims for which we are entitled to indemnification under the purchase and sale agreement. The bank guarantee has an expiration date of October 1, 2021. Accordingly, as of September 30, 2020, we recognized an indemnification asset of approximately $0.9 million within "Other current assets" using the loss recovery model, as management believes that amounts covered by the bank guarantee are probable of recovery.

Management intends to pursue recovery of all additional losses from the sellers to the full extent of the indemnification provisions of the purchase and sale agreement, however, the collectability of such additional indemnification amounts may be subject to litigation and may be affected by the credit risk of indemnifying parties, and are therefore subject to significant uncertainties as to the amount and timing of recovery. Therefore, during the three months ended September 30, 2020, we recognized a charge of approximately $2.2 million within general and administrative expenses in our condensed consolidated statements of operations and comprehensive loss, which represents the difference between the VAT payable and the VAT receivable and indemnification asset recorded as of September 30, 2020.

We establish VAT receivables in jurisdictions where VAT paid exceeds VAT collected and are recoverable through the filing of refund claims. Our VAT receivable balance as of September 30, 2020 relates to refund claims with the Dutch tax authorities. We intend to voluntarily disclose VAT owed to the relevant tax authorities in the EU member states and believe in doing so we will reduce our liability for penalties and interest. Nonetheless, we may incur expenses in future periods related to such matters, including litigation costs and other expenses to defend our position. The outcome of such matters is inherently unpredictable and subject to significant uncertainties.

Refer to "Note 6—Commitments and Contingencies" for additional discussion regarding our contingencies.

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

NOTE 3. FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments Measured on a Recurring Basis

The carrying amounts for certain of our financial instruments, including cash, accounts receivable, accounts payable and certain accrued expenses and other assets and liabilities, approximate fair value due to the short-term nature of these instruments. Our financial instruments measured at fair value on a recurring basis were as follows at the dates indicated:

	Condensed Consolidated Balance Sheet Caption	Fair Value at September 30, 2020
(in thousands)		Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap contract	Other long-term liabilities	$—	$731	$—	$731
Contingent consideration	Accrued expenses and other current liabilities	—	—	—	—
Total Liabilities		$—	$731	$—	$731

	Condensed Consolidated Balance Sheet Caption	Fair Value at December 31, 2019
(in thousands)		Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap contract	Other long-term liabilities	$—	$206	$—	$206
Contingent consideration	Accrued expenses and other current liabilities	—	—	1,568	1,568
Total Liabilities		$—	$206	$1,568	$1,774

There were no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy during the three and nine months ended September 30, 2020.

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

Details of the outstanding swap contract as of September 30, 2020, which is a "pay-fixed and receive-floating" contract, are as follows:

Swap Maturity	Notional Value (in thousands)	Pay-Fixed Rate	Receive-Floating Rate	Floating Rate Reset Terms
October 1, 2025	$8,170	2.07750%	One-Month LIBOR	Monthly

We performed an initial qualitative assessment of hedge effectiveness using the hypothetical derivative method in the period in which the hedging transaction was entered, as the critical terms of the hypothetical derivative and the hedging instrument were the same. Quarterly, we perform a qualitative analysis for prospective and retrospective assessments of hedge effectiveness. The unrealized loss on the derivative instrument is included within "Other comprehensive loss" in our condensed consolidated statements of operations and comprehensive loss. There was no measure of hedge ineffectiveness and no reclassifications from other comprehensive loss into interest expense for the three and nine months ended September 30, 2020.

Contingent Consideration

Each period we revalue our contingent consideration obligations associated with business acquisitions to their fair value. Additional purchase price payments ranging from $0 to $2.6 million are contingent upon the achievement of certain operational and financial targets measured through December 31, 2020. The estimate of the fair value of contingent consideration is determined by applying a risk-neutral framework using a Monte Carlo Simulation, which includes inputs not observable in the market, such as the risk-free rate, risk-adjusted discount rate, the volatility of the underlying financial metrics and projected financial forecast of the acquired business over the earn-out period, and therefore represents a Level 3 measurement. Significant increases or decreases in these inputs could result in a significantly lower or higher fair value measurement of the contingent consideration liability. During the nine months ended September 30, 2020, we recognized a gain from the fair value adjustment of contingent consideration of approximately $0.7 million. The fair value adjustment was largely attributed to changes in forecasted revenues and gross profits for our European operating segment over the remainder of 2020 driven primarily by the impacts of the COVID-19 pandemic. Changes in the fair value of contingent consideration are included within "Other income (expense), net" in our condensed consolidated statements of operations and comprehensive loss.

A reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2020 is as follows:

(in thousands)	Conscious Wholesale Contingent Consideration
Balance at December 31, 2019	$1,568
Foreign currency translation adjustments	(14)
Payments for contingent consideration	(835)
Gains from fair value adjustments included in results of operations	(719)
Balance at September 30, 2020	$—

Investment in Equity Securities

Our investment in equity securities consists of a 1.49% ownership interest in Airgraft Inc. We determined that our ownership does not provide us with significant influence over the operations of this investee. Accordingly, we account for our investment in this entity as equity securities. Airgraft Inc. is a private entity and its equity securities do not have a readily determinable fair value. We elected to measure this security under the measurement alternative election at cost minus impairment, if any, and adjust the security to fair value when an observable price change can be identified; thus, the investment in equity securities constitutes a Level 3 investment, measured on a non-recurring basis. There have been no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy during the three and nine months ended September 30, 2020.

During the three and nine months ended September 30, 2020, we did not identify any fair value adjustments using observable price changes in orderly transactions for an identical or similar investment of the same issuer. At September 30, 2020 and December 31, 2019, the carrying value of this investment was approximately $2.0 million, which included a fair value adjustment of $1.5 million based on an observable price change recognized during the year ended December 31, 2019.

NOTE 4. LEASES

Greenlane as a Lessee
As of September 30, 2020, we had 12 facilities financed under operating leases consisting of warehouses, offices, and retail stores, with lease term expirations between 2020 and 2026. Lease terms are generally three to nine years for warehouses, office space and retail store locations. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Beginning January 2020, we began taking steps to optimize our distribution network, transitioning to a more streamlined distribution center network with fewer, centrally-located, highly automated facilities. In March 2020, we entered into a new operating lease agreement for a new retail store location in Barcelona, Spain and we permanently closed our Ponce City Market retail store. In May 2020, we closed our Delta, B.C, Canada distribution center, and in June 2020 we terminated the lease agreements for our Torrance, California distribution center and Toronto, Canada office location. Additionally, we closed our Jacksonville, Florida distribution center in the third quarter of 2020. During the second quarter of 2020, we entered into service agreements with two third-party logistics facilities located in Hebron, Kentucky and Delta, B.C., Canada, both of which serve as replacement facilities to the distribution centers we have closed.
In August 2020, we initiated the process of seeking a third-party to assume our Jacksonville, Florida distribution center lease. Accordingly, our United States operating segment recorded approximately $0.4 million of right-of-use assets held for sale within "assets held for sale" and approximately $0.4 million of liabilities held for sale within "accrued expenses and other current liabilities" as of September 30, 2020. We expect to transfer the right-of-use asset and corresponding operating lease liability by the third quarter of 2021.
During the nine months ended September 30, 2020, we recorded approximately $1.7 million in charges related to the closures above, including $1.3 million related to right-of-use asset impairments, $0.1 million related to impairments of leasehold improvements, and a lease cancellation fee of approximately $0.3 million. These charges were offset by the derecognition of the associated operating lease liabilities of approximately $1.4 million, recorded within "general and administrative expenses" in our condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2020.
The following table provides details of our future minimum lease payments under finance and operating lease liabilities recorded in our condensed consolidated balance sheet as of September 30, 2020. The table below does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

(in thousands)	Finance Leases	Operating Leases	Total
Remainder of 2020	$54	$215	$269
2021	207	867	1,074
2022	145	965	1,110
2023	81	922	1,003
2024	4	627	631
Thereafter	—	245	245
Total minimum lease payments	491	3,841	4,332
Less: imputed interest	6	408	414
Present value of minimum lease payments	485	3,433	3,918
Less: current portion	208	725	933
Long-term portion	$277	$2,708	$2,985

Rent expense under operating leases was approximately $0.3 million and $1.2 million for the three and nine months ended September 30, 2020 and approximately $0.3 million and $0.6 million for the three and nine months ended September 30, 2019, respectively.
The majority of our finance lease obligations relate to leased warehouse equipment. Payments under our finance lease agreements are fixed for terms ranging from three to five years. We recorded approximately $0.4 million and $0.3 million, respectively, of finance lease assets, net within "property and equipment, net" as of September 30, 2020 and December 31, 2019, and the related liabilities within "current portion of finance leases" and "finance leases, less current portion" in our condensed consolidated balance sheets.
The following expenses related to our finance and operating leases were included in "general and administrative expenses" within our condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Finance lease costs
Amortization of leased assets	$93	$96
Interest of lease liabilities	14	36
Operating lease costs
Operating lease cost	1,093	604
Variable lease cost	219	280
Total lease costs	$1,419	$1,016

The table below presents lease-related terms and discount rates as of September 30, 2020:

September 30, 2020
Weighted average remaining lease terms
Operating leases	4.1 years
Finance leases	2.7 years
Weighted average discount rate
Operating leases	4.9%
Finance leases	4.2%
Greenlane as a Lessor
As of September 30, 2020, we had four operating leases for office space leased to third-party tenants in our corporate headquarters building in Boca Raton, Florida. Rental income of approximately $0.1 million and $0.5 million for the three and nine months ended September 30, 2020 and 2019, respectively, was included within “other income, net” in our condensed consolidated statements of operations and comprehensive loss.
The following table represents the maturity analysis of undiscounted cash flows related to lease payments, which we expect to receive from our existing operating lease agreements with tenants:

Rental Income	(in thousands)
Remainder of 2020	$139
2021	621
2022	154
2023	99
2024	77
Thereafter	53
Total	$1,143

NOTE 5. LONG TERM DEBT
Our long-term debt, excluding operating and finance lease liabilities, consisted of the following amounts at the dates indicated:

(in thousands)	September 30, 2020	December 31, 2019
3.0% note payable for a four-year loan for the purchase of a truck	$—	$18
Real Estate Note	8,170	8,297
	8,170	8,315
Less unamortized debt issuance costs	(104)	(119)
Less current portion of long-term debt	(180)	(178)
Long-term debt, net, excluding operating leases and finance leases	$7,886	$8,018
Line of Credit
On April 5, 2019, the Operating Company, as the borrower, entered into a second amendment to the first amended and restated credit agreement, dated October 1, 2018 (the “line of credit”) with Fifth Third Bank, for a $15.0 million revolving credit loan with a maturity date of August 23, 2020. In August 2020, the maturity date of the line of credit was further extended to November 30, 2020. This line of credit will not be renewed past November 30, 2020, and we are currently evaluating our future banking relationships. We have not drawn on this line of credit in 2019 or 2020. Interest on the principal balance outstanding on the line of credit is due monthly at a rate of LIBOR plus 3.50% per annum provided that no default has occurred. The Operating Company’s obligations under the line of credit are guaranteed by Jacoby & Co. Inc. (an affiliated entity of our Chief Executive Officer and Chief Strategy Officer) and all of our operating subsidiaries, and are collateralized by our accounts receivable, inventory, property and equipment, deposit accounts, intangibles and other assets. The line of credit borrowing base is 80% of eligible accounts receivable plus 50% of eligible inventory. The line of credit requires that we maintain a fixed charge coverage ratio of no less than 1.25, to be calculated on a quarterly basis on the last day of each calendar quarter. As of September 30, 2020, we were in compliance with the line of credit covenants. There were no borrowings outstanding on our line of credit at September 30, 2020 and December 31, 2019.
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
Convertible Notes
In December 2018, the Operating Company issued an aggregate of $40.2 million in convertible promissory notes (the “convertible notes”) and received net cash proceeds of $38.9 million. In January 2019, the Operating Company issued an additional $8.1 million in convertible notes and received net cash proceeds of $6.5 million. During the three months ended March 31, 2019, we recognized debt issuance costs of $0.4 million associated with the issuance of January 2019 convertible notes within "interest expense," and we also recognized an expense related to the change in fair value of the convertible notes of $12.1 million within "other income (expense), net" in our condensed consolidated statement of operations and comprehensive loss. The convertible notes did not accrue interest. In April 2019, in connection with the closing of our IPO, we issued 3,547,776 shares of our Class A common stock to the holders of the convertible notes upon conversion of the convertible notes of the Operating Company at a settlement price equal to 80% of the IPO price per share. There were no convertible notes outstanding at September 30, 2020 or December 31, 2019.
NOTE 6. COMMITMENTS AND CONTINGENCIES
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
On August 2, 2019, a purported stockholder of the Company filed a purported class action lawsuit against the Company, officers and directors of the Company, and the underwriters for related to the Company’s initial public offering. The complaint alleges, among other things, that the Company’s registration statement related to its initial public offering contained untrue statements of material fact and, or omitted to state material facts necessary to make the statements in the registration statement not misleading, in violation of Sections 11, 12 and 15 of the Securities Act of 1933, as amended. Since August 2, 2019 four additional purported class action lawsuits have been filed making substantially similar allegations. At this time, the class has not been certified and the Company cannot estimate the amount of damages (if any) being sought by the plaintiffs.
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

See "Note 10—Incomes Taxes" for information regarding income tax contingencies.

Other Contingencies

We are potentially subject to claims related to various non-income taxes (such as sales, value added, consumption, and similar taxes) from various tax authorities, including in jurisdictions in which we already collect and remit such taxes. If the relevant taxing authorities were successfully to pursue these claims, we could be subject to significant additional tax liabilities.

NOTE 7. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Accrued Expenses and Other Current Liabilities
The following table summarizes the composition of accrued expenses and other current liabilities as of the dates indicated:

(in thousands)	September 30, 2020	December 31, 2019
Accrued expenses and other current liabilities:
Payroll related including bonus	$2,244	$1,314
Contingent consideration	—	1,568
VAT payable	7,591	—
Accrued marketing fees and royalties	677	304
Refund liability	721	622
Liabilities held for sale	392	—
Accrued purchase price consideration for business acquisition	—	3,029
Current portion of long-term debt	180	178
Other	4,151	3,585
	$15,956	$10,600

Customer Deposits
For certain product offerings such as premium, patented, child-resistant packaging, closed-system vaporization solutions and custom-branded retail products. For these product offerings, we generally receive a deposit from the customer (generally 50% of the total order cost, but the amount can vary by customer contract), when an order is placed by a customer. We typically complete orders related to customer deposits within one to three months from the date of order, depending on the complexity of the customization and the size of the order. Changes in our customer deposits liability balance during the nine months ended September 30, 2020 were as follows:

(in thousands)	Customer Deposits
Balance as of December 31, 2019	$3,152
Increases due to deposits received, net of other adjustments	7,353
Revenue recognized	(7,912)
Balance as of September 30, 2020	$2,593

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss for the periods presented were as follows:

(in thousands)	Foreign Currency Translation	Unrealized Loss on Derivative Instrument	Total
Balance at December 31, 2019	$(22)	$(50)	$(72)
Other comprehensive income (loss)	130	(525)	(395)
Less: Other comprehensive (income) loss attributable to non-controlling interest	(87)	400	313
Balance at September 30, 2020	$21	$(175)	$(154)

(in thousands)	Foreign Currency Translation	Unrealized Loss on Derivative Instrument	Total
Balance at December 31, 2018	$(286)	$—	$(286)
Other comprehensive income (loss)	38	(310)	(272)
Effects of the reorganization transactions	203	—	203
Less: Other comprehensive (income) loss attributable to non-controlling interest	(14)	236	(24)
Balance at September 30, 2019	$(59)	$(74)	$(133)

Supplier Concentration
We have three major vendors whose products accounted for an aggregate of approximately 40.7% and 36.0% our total net sales and 40.5% and 33.9% of our total purchases for the three and nine months ended September 30, 2020, respectively, and an aggregate of approximately 62.3% and 61.2% of our total net sales and 53.4% and 50.4% of our total purchases for the three and nine months ended September 30, 2019, respectively. We expect to maintain our existing relationships with these vendors.
Assets Held for Sale
During the three months ended September 30, 2020, we performed a review of our property and equipment held at our distribution centers, corporate headquarters, and retail locations for disposal or sale in connection with our transformation plan. As a result of this review, we made the decision to commit to a formal plan to sell machinery that was to be used by our United States operating segment, which was determined to no longer be needed as part of our supply and packaging customization processes. Accordingly, we determined that this machinery met the criteria to be reclassified as held for sale as of September 30, 2020.
An asset group classified as held for sale is reflected at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the assets exceeds its estimated fair value, a loss is recognized. Due to the reclassification as held for sale of this supply and packaging machinery, we recognized an impairment charge of approximately $0.2 million for the three months ended September 30, 2020, which was included within "general and administrative expenses" in our condensed consolidated statements of operations and comprehensive loss. We recorded approximately $0.8 million of machinery held for sale within "Assets Held for Sale" as of September 30, 2020. We are actively seeking a buyer and expect to complete the sale of the machinery by the third quarter of 2021.

NOTE 8. STOCKHOLDERS’ EQUITY
Class A Common Stock Repurchase Program
In November 2019, our Board of Directors approved a stock repurchase program authorizing up to $5.0 million in repurchases of our outstanding shares of Class A common stock. Under the program, we may repurchase shares in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. We may periodically repurchase shares in open market transactions, directly or indirectly, in block purchases and in privately negotiated transactions or otherwise. The timing, pricing, and amount of any repurchases under the share repurchase program will be determined by management at its discretion based on a variety of factors, including, but not limited to, trading volume and market price of our Class A common stock, corporate considerations, our working capital and investment requirements, general market and economic conditions, and legal requirements. The share repurchase program does not obligate us to repurchase any common stock and may be modified, discontinued, or suspended at any time. Shares of Class A common stock repurchased under the program are subsequently retired. There were no share repurchases under the program during the three and nine months ended September 30, 2020.
Non-Controlling Interest
As discussed in “Note 1—Business Operations and Organization,” we consolidate the financial results of the Operating Company and report a non-controlling interest related to the Common Units held by non-controlling interest holders on our consolidated financial statements. As of September 30, 2020, we owned 31.0% of the economic interests in the Operating Company, with the remaining 69.0% of the economic interests owned by non-controlling interest holders. The non-controlling interest on the accompanying consolidated statements of operations and comprehensive loss represents the portion of the loss attributable to the economic interest in the Operating Company held by the non-controlling holders of Common Units calculated based on the weighted average non-controlling interests’ ownership during the periods presented.
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
Prior to the amendment and restatement of the Operating Company’s LLC Agreement on April 17, 2019 in connection with the IPO, the Operating Company’s membership interests were defined solely as percentage interests as the LLC Agreement did not define a number of membership units outstanding or authorized. As a result, the basic and diluted net loss per share for the three and nine months ended September 30, 2019 includes only the period from the IPO on April 23 through September 30, 2019.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A common stock is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(13,793)	$(8,961)	$(36,844)	$(10,757)
Less: Net loss attributable to non-controlling interests	(9,300)	(2,563)	(25,839)	(4,016)
Net loss attributable to Class A common stockholders	$(4,493)	$(6,398)	$(11,005)	$(6,741)
Denominator:
Weighted average shares of Class A common stock outstanding	12,798	9,998	11,559	9,998
Net loss per share of Class A common stock - basic and diluted	$(0.35)	$(0.64)	$(0.95)	$(0.67)

For the three and nine months ended September 30, 2020, 3,590,909 shares of Class B common stock, 76,489,218 shares of Class C common stock and 1,356,781 stock options were excluded from the weighted-average in the computation of diluted net loss per share of Class A common stock because the effect would have been anti-dilutive.
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
During the three months ended September 30, 2020, we issued 15,000 restricted shares of our Class A common stock to certain executive officers under the 2019 Plan. Compensation expense related to these restricted shares was immaterial for the three months ended September 30, 2020.
During the three and nine months ended September 30, 2020, we recorded compensation expense related to stock options of approximately $0.5 million and $1.2 million, respectively, which was included within "salaries, benefits and payroll taxes" in our condensed consolidated statement of operations and comprehensive loss. During the three and nine months ended September 30, 2019, we recorded compensation expense related to stock options of approximately $0.3 million and $0.6 million, respectively.
As of September 30, 2020, total unrecognized compensation expense related to unvested stock options was approximately $3.4 million, which is expected to be recognized over a weighted-average period of 3.4 years.
Common Units of the Operating Company Granted as Equity-Based Compensation
During the three months ended September 30, 2020, we recorded a net reversal of compensation expense related to Common Units of approximately $1.5 million, which was comprised of compensation expense of approximately $0.5 million offset by a reversal of compensation expense for actual forfeitures that occurred during the period of approximately $2.0 million. During the nine months ended September 30, 2020, we recorded a net reversal of compensation expense related to Common Units of approximately $1.0 million, which was comprised of compensation expense of approximately $1.7 million offset by a reversal of compensation expense for actual forfeitures that occurred during the period of approximately $2.7 million.
During the three and nine months ended September 30, 2019, we recorded compensation expense related to Common Units of approximately $1.2 million and $5.5 million, respectively. Compensation expense related to Common Units is included within "salaries, benefits, and payroll taxes" in our condensed consolidated statements of operations and comprehensive loss.
As of September 30, 2020, total unrecognized compensation expense related to unvested Common Units was approximately $1.0 million, which is expected to be recognized over a weighted-average period of 1.9 years.
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
As of September 30, 2020 and December 31, 2019, management performed an assessment of the realizability of our deferred tax assets based upon which management determined that it is not more likely than not that the results of operations will generate sufficient taxable income to realize portions of the net operating loss benefits. Consequently, we established a full valuation allowance against our deferred tax assets, and reflected a carrying balance of $0 as of September 30, 2020 and December 31, 2019, respectively. In the event that management determines that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance will be made, which would reduce the provision for income taxes. The provision for income taxes for the three and nine months ended September 30, 2020 and 2019, respectively, relates to taxes in foreign jurisdictions, including Canada and the Netherlands.

For the three and nine months ended September 30, 2020, the effective tax rate differed from the U.S. federal statutory tax rate of 21% primarily due to the Operating Company’s pass-through structure for U.S. income tax purposes, the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and the valuation allowance against the deferred tax asset.
For the three and nine months ended September 30, 2020, we did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties.
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

As noted above, we evaluated the realizability of the deferred tax assets resulting from the IPO and the Transactions completed in April 2019 and established a full valuation allowance against those benefits. As a result, we determined that the amount or timing of payments to noncontrolling interest holders under the TRA are no longer probable or reasonably estimable. Based on this assessment, our TRA liability was $0 as of September 30, 2020 and December 31, 2019.

If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, we will record a liability related to the TRA, which would be recognized as expense within our condensed consolidated statements of operations and comprehensive (loss) income.
During the three and nine months ended September 30, 2020, we did not make any payments, inclusive of interest, to members of the Operating Company pursuant to the TRA.
NOTE 11. SEGMENT REPORTING
We merchandise vaporizers and other products in the United States, Canada and Europe and we distribute to retailers through our wholesale operations and to consumers through e-commerce activities. We define our segments as those operations whose results our Chief Operating Decision Makers ("CODMs"), a committee comprised of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), regularly review to analyze performance and allocate resources. Therefore, segment information is prepared on the same basis that management reviews financial information for operational decision-making purposes.
The reportable segments identified are our business activities for which discrete financial information is available and for which operating results are regularly reviewed by our CODMs. As of September 30, 2020, we have three reportable segments: (1) United States, (2) Canada and (3) Europe. The United States operating segment is comprised of our United States operations, the Canadian operating segment is comprised of our Canadian operations, and the European operating segment is comprised of our European operations, currently based in the Netherlands. Corporate and other activities which are not allocated to our reportable segments consist primarily of equity-based compensation expenses and other corporate overhead items. We sell similar products in each of our segments.

The table below provides information on revenues from external customers, intersegment revenues, and income (loss) before income taxes for our reportable segments for the three and nine months ended September 30, 2020 and 2019. We eliminate intersegment revenues in consolidation.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Revenue from external customers:
United States	$28,984	$38,597	$82,482	$129,017
Canada	4,447	6,289	12,362	18,753
Europe	2,333	—	7,188	—
Corporate and other	—	—	—	—
	$35,764	$44,886	$102,032	$147,770
Intercompany revenues:
United States	$3,865	$1,392	$9,273	$2,910
Canada	17	23	55	105
Europe	561	—	1,653	—
Corporate and other	—	—	—	—
	$4,443	$1,415	$10,981	$3,015
Income (loss) before income taxes:
United States	$(10,757)	$(2,716)	$(27,353)	$(4,967)
Canada	321	458	626	221
Europe	(3,187)	—	(4,320)	—
Corporate and other	50	4,360	(5,650)	(14,135)
	$(13,573)	$2,102	$(36,697)	$(18,881)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of Greenlane Holdings, Inc. and its consolidated subsidiaries (the “Company”) for the quarterly period ended September 30, 2020 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and related notes of Greenlane Holdings, Inc. for the year ended December 31, 2019, which are included in our Annual Report on Form 10-K. The terms “we,” “our” and “us” as used herein refer to the Operating Company and its consolidated subsidiaries prior to the Transactions described in this Form 10-Q and to Greenlane Holdings, Inc. and its consolidated subsidiaries, including the Operating Company, following the Transactions.
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
●    statements regarding anticipated government regulations and policies;
●    projections of revenue, earnings, capital structure and other financial items;
●    assumptions underlying statements regarding us or our business; and
●    other similar expressions concerning matters that are not historical facts.
Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Factors that might cause such a difference include those discussed in our filings with the SEC, under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
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

Overview

We are one of the largest global sellers of premium cannabis accessories and liquid nicotine products in the world. We operate as a powerful house of brands, third-party brand accelerator and distribution platform for consumption devices and lifestyle brands serving the global cannabis and liquid nicotine markets with an expansive customer base of more than 7,000 retail locations, including licensed cannabis dispensaries, and smoke and vape shops. We merchandise vaporizers and other products in the United States, Canada and Europe and we distribute to retailers through wholesale operations and to consumers through e-commerce activities and our retail stores. We provide value-added customer support to complement our product offerings and help our customers operate and grow their businesses. We believe our market leadership, wide distribution network, broad product selection and extensive technical expertise provide us with significant competitive advantages and create a compelling value proposition for our customers and our suppliers. In addition, our premium product lines, broad product portfolio and strategically-located distribution centers position us well to meet the needs of our customers and ensure timely delivery of products.

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

We continue to be well-funded to execute upon our business transformation plans, with $40.0 million in cash as of September 30, 2020, compared to $47.8 million in cash as of December 31, 2019.

We operate distribution centers in the United States, Canada, and Europe. Starting in the first quarter of 2020, we began taking steps to optimize our distribution network, by consolidating several of our U.S.based distribution centers to a more centralized model with fewer, larger, highly-automated facilities, which will help us reduce costs and improve service levels going forward. This consolidated distribution center model requires fewer distribution center employees and, we expect it will enable us to drive business improvement in multiple areas, including inventory management, sales operations, and customer experience. We closed our distribution centers in Schenectady, New York and Delta, B.C., Canada in May 2020. In June 2020, we terminated the lease agreements for our Torrance, California distribution center and Toronto, Canada office location. In August 2020, closed our Jacksonville distribution center. During the second quarter of 2020, we entered into service agreements with two 3PL facilities located in Hebron, Kentucky and Delta, B.C., Canada, both of which serve as replacement facilities to the distribution centers we have closed.

During the third quarter of 2020, we closed our Jacksonville distribution center, and performed an analysis of inventory on hand at each distribution center to be transferred to our Hebron, Kentucky 3PL facility. From this analysis, we recorded approximately $3.2 million in inventory write-offs and adjustments to lower of cost or net realizable value related to slow-selling products. These reductions in slow-selling inventory are consistent with the goals of our transformation initiative, as the warehouse space saved from liquidating these products will be allocated to products with higher margin opportunities and higher marketability. Additionally, the adjustments of inventory to lower of cost or net realizable value are expected to improve inventory turnover and lead to positive cash flows in 2021.

We have three distinct operating segments, which include our United States operations, our Canadian operations, and our European operations. These operating segments also represent our reportable segments. Refer to "Note 11— Segment Reporting", for more discussion regarding our segment reporting. See "Result of Operations" below for a breakdown of our net sales by operating segment. We expect revenue for our Europe operating segment to increase over the next reporting periods as we continue to expand our foothold in Europe.

We market and sell our products in the business to business (“B2B”), business to consumer (“B2C”) and supply and packaging (“S&P”) areas of the marketplace. We have a diverse base of customers, and our top ten customers accounted for only 14.1% and 11.1% of our net sales for the three and nine months ended September 30, 2020, respectively, with no single customer accounting for more than 3.1% and 2.1% of our net sales for the three and nine months ended September 30, 2020, respectively. While we distribute products to several large national and regional retailers in Canada, our typical B2B customer is an independent retailer operating in a single market. Our sales teams interact regularly with customers as most of them have frequent restocking needs. We believe our high-touch customer service model strengthens relationships, builds loyalty and drives repeat business. During the third quarter of 2020, our B2B, B2C and S&P revenues represented approximately 63.2%,

12.6% and 11.5% of net sales, respectively, compared to 80.6%, 3.2%, and 9.8% of net sales, respectively, during the same period in 2019. Channel and drop-ship revenues derived from the sales and shipment of our products to the customers of third-party website operators and providing other services to our customers represented approximately 12.6% of our net sales during the third quarter of 2020, compared to 6.4% during the same period in 2019.

For the three and nine months ended September 30, 2020, our net sales were lower than for the same period in 2019 largely due to the FDA's restriction on the sale of certain products, primarily mint-flavored JUUL products, and our deliberate decision to proactively move away from low margin sales, which historically included JUUL product discounts. We reduced our sales of JUUL products to $3.3 million, or 9.2% of net sales for the third quarter of 2020, compared to $20.2 million, or 45% of net sales for the third quarter of 2019. As we look ahead to the key drivers of growth in our business, we continue to be focused on the higher margin parts of the business that will better position us for the long-term, through continued investment in growing our Greenlane Brands, the supply and packaging revenue stream, and our direct-to-consumer businesses. Our portfolio of Greenlane Brands accounted for $5.6 million, or 15.5%, of net sales for the third quarter of 2020, compared to $3.4 million, or 7.5%, for the third quarter in 2019 . Our Greenlane Brand sales for the third quarter of 2020 were largely driven by sales of our Pollen Gear and Vibes Greenlane Brands, which amounted to $2.7 million and $1.3 million, respectively.

In December 2019, a novel strain of coronavirus known as COVID-19 was reported in Wuhan, China. In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. In response to the COVID-19 pandemic, many state and local governments throughout the United States began issuing "stay at home" orders directing the closure of non-essential businesses and directing citizens to remain home unless they are conducting essential business or other prescribed activities. Similar orders have proliferated in Canada and Europe. Prior to the impact of the COVID-19 pandemic, we had anticipated returning to cash-flow positive operations by the fourth quarter of 2020. While we are continuing to work towards this goal, the timing of this goal has shifted to 2021, and may continue to shift depending on how long the current environment remains.

Based on our role as a supplier to essential businesses, including licensed cannabis businesses and an e-commerce distributor, our distribution centers have not had significant impacts to their operations resulting from the COVID-19 pandemic. While certain distribution centers in the United States were permanently closed as part of our transformation plan, these closures were planned prior to the COVID-19 pandemic to migrate to a more centralized model. We implemented protective measures for our distribution center employees, including social distancing measures, which limited the number of employees present during work shifts. To compensate for the reduced number of employees present during work shifts, we extended distribution center operating hours in order to sustain timely fulfillment of sales orders. With respect to our corporate offices, we have implemented several measures in response to the COVID-19 pandemic, including encouraging remote work for our employees in our U.S. and European offices. We are also in the process of evaluating modifications to our "work from home" policy and are considering moving certain limited positions to permanent "work from home" arrangements to reduce the capacity of our offices and to enable required distancing guidelines.

With states reopening across the country, our B2B revenue has begun to normalize from the decreases we experienced at the beginning of the second quarter due to the pandemic. Specifically, our September 2020 B2B revenues were approximately $7.8 million compared to approximately $4.2 million for April 2020, representing an increase of approximately 85.6% in monthly revenue. From the standpoint of our B2C revenue stream, we resumed operations of our Higher Standards store at Malibu Village in California on July 11, 2020 and our Higher Standards store at Chelsea Market in New York on July 14, 2020, both in a limited capacity, as permitted by local regulations and public health guidelines. Our Amsterdam retail location has remained open, in a limited capacity, since the onset of the pandemic in March 2020. While we have not experienced notable difficulties in collecting our outstanding accounts receivable due to COVID-19, we are continuing to monitor the impact of the pandemic on our customers, including their ability to remain in business and to make payments to us in the ordinary course of business.

Our e-commerce revenue for the nine months ended September 30, 2020 increased by $8.3 million, or 160%, compared to the same period in the prior year. The addition of the Azarius and Vaposhop domains through the Conscious Wholesale acquisition prior to the COVID-19 pandemic, combined with our well-established Vapor.com domain, allowed us to mitigate the reduction in sales through our other revenue channels with e-commerce revenues. Online channels accounted for approximately $4.3 million and $13.4 million in net sales for the three and nine months ended September 30, 2020, respectively, and we expect to continue to capitalize on newly acquired e-commerce customers in future periods.

With respect to our purchasing activities, our Greenlane Brands revenue channel continues to experience supply chain challenges, which were expected given the pressure that the COVID-19 pandemic has placed on our operations. We have not experienced notable impacts to our other supply channels as a whole since the outbreak of the COVID-19 pandemic, including as it relates to our overseas vendors and suppliers. However, we are continuing to monitor the pandemic's effect on our vendors and our ability to source our inventory, and are continuously evaluating adjustments to our purchasing to meet any anticipated changes in demand and product availability.

While we believe the measures we implemented in the first and second quarters of 2020 have minimized the COVID-19 pandemic's impact to our business, we cannot reasonably estimate the length or severity of this pandemic, or whether the measures we have taken or may take in the future will be sufficient to mitigate any future adverse impacts of the pandemic. We expect that the COVID-19 pandemic will continue to negatively impact our financial condition and results of operations, however, the extent of the impact of the pandemic will depend on certain developments that remain uncertain and cannot be predicted as of the date of this Form 10-Q.
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

We believe the continuing trend of states’ legalization of medicinal and adult-use cannabis is likely to contribute to an increase in the demand for many of our products. In the 2020 election, voters approved ballot initiatives legalizing adult-use cannabis in New Jersey, Arizona, Montana and South Dakota. Voters also approved initiatives legalizing medical marijuana in Mississippi and South Dakota. However, we can provide no assurances that additional states will legalize cannabis.

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

In response to health concerns and concerns about people under the age of eighteen using vaping products, several localities, states, and the federal government have enacted measures restricting the sale of certain types of vaping products. For example, on December 20, 2019, legislation was signed into law that raised the federal minimum age of sale for tobacco products from 18 to 21. As another example, on January 2, 2020, the United States Food and Drug Administration ("FDA") announced a new policy prioritizing enforcement against certain unauthorized flavored e-cigarette products that appeal to minors, including fruit and mint flavors, as well as of any other products that are targeted to minors. More recently, as discussed above, the FDA announced its intention to take enforcement measures related to ENDS products offered for sale after September 9, 2020 for which the manufacturer has not submitted a PMTA. Additionally, some state, provincial, and local governments have enacted or plan to enact laws and regulations that restrict the sale of certain types of vaping products. For example, several states and localities have implemented bans on certain flavored vaping products in an effort to reduce the appeal of such products to minors and some localities have banned the sale of nicotine vaping products entirely. Other states, including Arkansas, Maine, Utah, and Vermont have banned the sale of vaporizers direct to consumers through mail. These new vaping laws are rapidly shifting and, in some instances, have been repealed or narrowed as the result of successful legal challenges. Laws banning certain vaping products or restricting the manner in which they may be sold have taken effect or will soon take effect in Arkansas, Massachusetts, New York, New Jersey, Maryland, Rhode Island, Vermont, Utah and Maine among other jurisdictions. Taken together, these federal, state, and provincial restrictions on vaping products materially and adversely affect our revenues. The ultimate impact of these policy developments will depend upon, among other things, the types and quantities of products we sell that are encompassed by each ban, the success of legal challenges to the bans, our suppliers' actions to adapt to actual and potential regulatory changes, and our ability to provide alternative products.

In addition, 27 states and the District of Columbia have recently adopted laws imposing taxes on liquid nicotine. Additionally, at least eleven states have adopted laws imposing taxes on vaporizers. These taxes will result in increased prices to end consumers, which may adversely impact the demand for our products. We expect these taxes would impact our competitors similarly, assuming their compliance with applicable laws.

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
Results of Operations
The following table presents our operating results (unaudited):

	Three Months Ended September 30,					Nine Months Ended September 30,
				% of net sales					% of net sales
($ in thousands)	2020	2019	% Change	2020	2019	2020	2019	% Change	2020	2019
Net sales:
United States	$28,984	$38,597	(24.9)%	81.0%	86.0%	$82,482	$129,017	(36.1)%	80.8%	87.3%
Canada	4,447	6,289	(29.3)%	12.5%	14.0%	12,362	18,753	(34.1)%	12.1%	12.7%
Europe	2,333	—	—%	6.5%	—%	7,188	—	*	7.1%	—%
Total net sales	35,764	44,886	(20.3)%	100.0%	100.0%	102,032	147,770	(31.0)%	100.0%	100.0%
Cost of sales	33,297	38,448	(13.4)%	93.1%	85.7%	85,419	123,194	(30.7)%	83.7%	83.4%
Gross profit	2,467	6,438	(61.7)%	6.9%	14.3%	16,613	24,576	(32.4)%	16.3%	16.6%

Operating expenses:
Salaries, benefits and payroll taxes	5,010	6,562	(23.7)%	14.0%	14.6%	17,745	21,673	(18.1)%	17.4%	14.7%
General and administrative	10,673	4,751	124.6%	29.8%	10.6%	25,758	15,549	65.7%	25.2%	10.5%
Goodwill impairment charge	—	—	*	—%	—%	8,996	—	*	8.8%	—%
Depreciation and amortization	599	650	(7.8)%	1.7%	1.4%	1,959	1,980	(1.1)%	1.9%	1.3%
Total operating expenses	16,282	11,963	36.1%	45.5%	26.6%	54,458	39,202	38.9%	53.3%	26.5%
Loss from operations	(13,815)	(5,525)	150.0%	(38.6)%	(12.3)%	(37,845)	(14,626)	158.8%	34.4%	(10.0)%

Other income (expense), net:
Change in fair value of convertible notes	—	—	*	—%	—%	—	(12,063)	*	—%	(8.2)%
Interest expense	(115)	(119)	(3.4)%	(0.3)%	(0.3)%	(335)	(862)	(61.1)%	(0.3)%	(0.6)%
Other income, net	357	7,746	(95.4)%	1.0%	17.3%	1,483	8,670	(82.9)%	1.5%	5.9%
Total other income (expense), net	242	7,627	(96.8)%	0.7%	17.0%	1,148	(4,255)	(127.0)%	1.1%	(2.9)%
(Loss) income before income taxes	(13,573)	2,102	(745.7)%	(37.9)%	4.7%	(36,697)	(18,881)	94.4%	(36.1)%	(12.8)%
Provision for income taxes	220	11,063	(98.0)%	0.6%	24.6%	147	10,966	(98.7)%	0.1%	7.4%
Net loss	(13,793)	(8,961)	53.9%	(38.5)%	(20.0)%	(36,844)	(29,847)	23.4%	(36.1)%	(20.2)%
Net loss attributable to non-controlling interest	(9,300)	(2,563)	262.9%	(26.0)%	(5.7)%	(25,839)	(4,016)	*	(25.3)%	(2.7)%
Net loss attributable to Greenlane Holdings, Inc.	$(4,493)	$(6,398)	(29.8)%	(12.5)%	(14.3)%	$(11,005)	$(25,831)	(57.4)%	(10.8)%	(17.5)%
*Not meaningful

Net Sales
United States

Revenues in the United States for the three months ended September 30, 2020 were approximately $29.0 million, compared to approximately $38.6 million in the same period in 2019, representing a decrease of $9.6 million, or 24.9%, primarily due to the ban on flavored vape pods implemented by the U.S. Food and Drug Administration effective January 1, 2020, our decision to discontinue sales of lower-margin JUUL products, and minor disturbances to our B2B revenue channel from COVID-19 driven store closures, which were partially offset by increased e-commerce revenues. As a result, we had no revenues from mint and other flavored pods in the three months ended September 30, 2020, compared to approximately $8.8 million in revenues from mint-flavored pods and other flavored pods generated in the United States during the third quarter of 2019. Additionally, our sales of JUUL products (excluding flavored pods) in the United States decreased by approximately $7.6 million, from $7.7 million during the three months ended September 30, 2019 to approximately $0.1 million during the three months ended September 30, 2020. These reductions in revenue were partially offset by increased domestic sales of our higher-margin Greenlane Brands, which were approximately $5.2 million for the three months ended September 30, 2020, compared to approximately $3.1 million in the same period in 2019, representing an increase of $2.1 million, or 65.6%.

Revenues in the United States for the nine months ended September 30, 2020 were approximately $82.5 million, compared to approximately $129.0 million in the same period in 2019, representing a decrease of $46.5 million, or 36.1% primarily due to the reasons described above and disturbances to our revenue channels from COVID-19. Approximately $0.03 million in revenues from mint-flavored pods and other flavored pods was generated in the United States during the nine months ended September 30, 2020, compared to $25.3 million in the same period of 2019. Additionally, our sales of JUUL products (excluding flavored pods) in the United States decreased by $18.4 million, from $18.7 million during the nine months ended September 30, 2019 to approximately $0.3 million during the nine months ended September 30, 2020. These reductions in revenue were partially offset by increased domestic sales of our higher-margin Greenlane Brands, which were approximately $15.5 million for the nine months ended September 30, 2020, compared to approximately $10.6 million in the same period in 2019, representing an increase of $4.8 million, or 45.9%.

Canada

Revenues in Canada for the three months ended September 30, 2020 were approximately $4.4 million, compared to approximately $6.3 million in the same period in 2019, representing a decrease of $1.8 million, or 29.3%, primarily due to shifts in the Canadian regulatory environment and COVID-19. Specifically, the legalization of cannabis in Canada in October 2018 led to a surge of revenues in the third quarter of 2019, whereas difficulties caused by the COVID-19 pandemic and regulatory uncertainty surrounding the future of JUUL and other e-cigarette products in Canada led to a reduction in revenues in the third quarter of 2020.

Revenues in Canada for the nine months ended September 30, 2020 were approximately, $12.4 million, compared to approximately $18.8 million in the same period in 2019, representing a decrease of $6.4 million or 34.1%, primarily due to the reasons described above.
Europe

As a result of our acquisition of Conscious Wholesale on September 30, 2019, we began operating in the Netherlands and expanded our reach to European countries. This acquisition resulted in the establishment of our European segment, which generated revenues of approximately $2.3 million and $7.2 million during the three and nine months ended September 30, 2020, respectively.

Cost of Sales and Gross Margin

Cost of sales decreased approximately $5.2 million, or 13.4%, in the three months ended September 30, 2020 compared to the same period in 2019, primarily due to the decrease of approximately $12.7 million, or 33.7%, in costs of merchandise expense, from approximately $37.8 million in the three months ended September 30, 2019, to approximately $25.1 million in the three months ended September 30, 2020. This decrease was partially offset by a $6.5 million increase to non-merchandise cost of sales in the three months ended September 30, 2020 compared to the same period in 2019 primarily due to a decrease in volume purchase rebates for JUUL caused by the decrease in JUUL business. Additionally, we incurred costs of sales of approximately $3.2 million in connection with write-offs and lower of cost or net realizable value adjustments of our inventory during the three months ended September 30, 2020. These adjustments were made by management as part of a strategic initiative to free-up warehouse space for products with higher margins and higher marketability, and to reduce the average costs for certain slow moving inventory items. We anticipate these actions will position this inventory for higher turnover during the holiday season, and assist in generating positive cash flows in the fourth quarter of 2020.

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

We reported a gross margin of 6.9% for the third quarter of 2020, compared to 14.3% for the third quarter of 2019, which is attributable primarily to an increase in cost of sales incurred in connection with lower of cost or net realizable value inventory adjustments incurred during the third quarter of 2020, which were made in connection with management's product rationalization initiative to liquidate certain product offerings and improve inventory turnover. Specifically, management's product rationalization resulted in the incurrence of approximately $3.2 million in cost of sales, which diluted the gross margin for the three months ended September 30, 2020, representing a reduction in gross margin of approximately 9.0%. This decrease to gross margin was partially offset by a decrease in JUUL sales, as we continued in our transformation initiative to reduce our concentration in JUUL products and focus on higher margin products, such as our Greenlane Brands.

Cost of sales decreased approximately $37.8 million, or 30.7%, in the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to the decrease of approximately $49.3 million, or 40.9%, in costs of merchandise expense, from approximately $120.5 million in the nine months ended September 30, 2019, to approximately $71.2 million in the nine months ended September 30, 2020. This decrease was partially offset by a $11.2 million increase to non-merchandise cost of sales in the nine months ended September 30, 2020 compared to the same period in 2019 primarily due to a decrease in volume purchase rebates for JUUL caused by the decrease in JUUL business.
Operating Expenses
Salaries, Benefits and Payroll Taxes
Salaries, benefits and payroll taxes in the three months ended September 30, 2020 decreased approximately $1.6 million, or 23.7%, compared to the same period in 2019, primarily due to a decrease in stock compensation expense of $2.5 million. Specifically, we recognized a net reversal of stock compensation expense of approximately $1.0 million during the three months ended September 30, 2020, primarily due to actual forfeitures of unvested equity awards held by former officers, as compared to approximately $1.5 million of stock compensation expense for the same period in 2019. This decrease in stock compensation expense was offset by increases of approximately $0.7 million in employee wages and $0.2 million in medical and workers' compensation insurance for the three months ended September 30, 2020, as compared to the same period in 2019.
Salaries, benefits and payroll taxes in the nine months ended September 30, 2020 decreased approximately $3.9 million, or 18.1%, compared to the same period in 2019, primarily due to a decrease in stock compensation expense of $5.9 million. Specifically, we recognized approximately $0.2 million of stock compensation expense in the nine months ended September 30, 2020, compared to approximately $6.1 million of expense in the nine months ended 2019. The decrease in stock compensation expense was offset by increases of approximately $1.5 million in employee wages, $0.2 million in 401(k) expenses, and $0.2 million in medical and worker's compensation insurance for the nine months ended September 30, 2020, as compared to the same period of 2019.

As part of our transformation initiative, we reduced our workforce by an aggregate of 77 employees in February, March, and April 2020. The impact of these reductions in force resulted in a reduction in our salaries, benefits and payroll tax expenses of approximately $1.0 million and $1.9 million for the three and nine months ended September 30, 2020, respectively. We anticipate additional annual savings of approximately $3.8 million attributable to these personnel reduction efforts going forward.

As we continue to execute our transformation plan and closely monitor the evolving COVID-19 landscape, we remain focused on identifying cost-saving opportunities while delivering on our strategy to recruit, train, promote and retain the most talented and success-driven personnel in the industry. Management is continuing to explore opportunities in the fourth quarter of 2020 to further reduce its salary expenses and other operating expenses by continuing to execute on its transformation plan. In October 2020, we reduced our North American workforce by an additional 16 employees. As a result of this personnel reduction, we experienced a reduction in stock compensation expense of $0.3 million during the fourth quarter of 2020 and anticipate annualized savings of approximately $1.7 million going forward, not inclusive of payroll and other taxes.

General and Administrative Expenses
General and administrative expenses increased approximately $5.9 million, or 124.6%, in the three months ended September 30, 2020 as compared to the same period in 2019. This increase was primarily due to a loss of approximately $2.2 million related to a portion of an indemnification asset which was not probable of recovery. The remaining increase in general and administrative expenses is due to approximately $0.9 million in subcontractor fees related to consultation services in connect design and implementation of the new ERP project, and the temporary staffing solutions to assist in the consolidation of our distribution centers; an increase of $1.0 million in third party logistic expenses related to additional expenses incurred as we transition our distribution centers to our new 3PL facilities in Kentucky and Canada; an increase of approximately $0.8 million in allowances for uncollectible vendor deposits incurred in connection with management's strategic initiative to improve inventory turnover; an increase of approximately $0.5 million in restructuring costs related to the severance payments related to two former executives and other individuals that were terminated as part of our transformation plan; and an increase of approximately $0.2 million related to a loss recognized during the three months ended September 30, 2020, representing the excess in carrying value over fair market value of an asset classified as held for sale during the period.
General and administrative expenses increased approximately $10.2 million, or 65.7%, in the nine months ended September 30, 2020 as compared to the same period in 2019. This increase was primarily due to a loss of approximately $2.2 million related to an indemnification asset which was not probable of recovery; approximately $1.7 million in additional accounting fees associated with the change in auditors in Q3 2019 as well as due diligence related to acquisition targets in late 2019 and early 2020; an increase of approximately $2.2 million in subcontractor fees; an increase of $1.2 million incurred as we transition our distribution centers to our new 3PL facilities in Kentucky and Canada; an increase of approximately $0.9 million related to increases in rent and facilities expense and web-based software expenses; and an increase of approximately $0.8 million in allowances for uncollectible vendor deposits incurred in connection with management's strategic initiative to improve inventory turnover and an increase of approximately $0.9 million in severance related costs associated with our restructuring plan.
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
Depreciation and Amortization Expenses
Depreciation and amortization expense remained consistent for the three and nine months ended September 30, 2020, as compared to the same periods in 2019, with a slight decrease in 2020 related to the disposition of fixed assets in connection with our distribution center consolidation initiative.
Other Income (Expense), Net
Other income (expense), net decreased by approximately $7.4 million for the three months ended September 30, 2020 compared to the same period in 2019, primarily due to a gain of approximately $7.2 million recognized in the prior year, consisting of a gain of approximately $5.7 million resulting from the reversal of the tax receivable agreement ("TRA") liability and an unrealized gain of $1.5 million on our equity securities investment in Airgraft Inc.
Other income (expense), net, increased by approximately $5.4 million in the nine months ended September 30, 2020 compared to the same period in 2019, primarily due a change in the fair value of our convertible notes payable during the nine months ended September 30, 2019, which resulted in an expense of approximately $12.1 million in the nine months ended September 30, 2019, with no corresponding expense in 2020. This increase in 2019 was offset by gain of approximately $7.2 recognized in the nine months ended September 30, 2019, resulting from the reversal of the TRA liability, as well as an unrealized gain of $1.5 million recognized on our equity securities investment in Airgraft Inc. We also experienced a reduction of interest expense of approximately $0.5 million during the nine months ended September 30, 2020, primarily due to the absence of debt issuance costs that were reflected in the nine months ended September 30, 2019.
Provision for Income Taxes
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
Key Metrics and Non-GAAP Financial Measures
We monitor the following key metrics to help us measure and evaluate the effectiveness of our operations, develop financial forecasts, and make strategic decisions:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Net sales	$35,764	$44,886	$102,032	$147,770
Period-over-period change	(20.3)%	3.0%	(31.0)%	16.0%
Net cash used in operations	(1,343)	$(14,772)	$(3,756)	$(33,543)
Adjusted net loss (1)	$(6,852)	$(7,453)	$(18,370)	$(10,525)
Adjusted EBITDA (1)	$(6,275)	$(3,367)	$(17,150)	$(5,809)
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

The reconciliation of our Net Loss to Adjusted Net Loss for each of the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net loss	$(13,793)	$(8,961)	$(36,844)	$(29,847)
Debt placement costs for convertible notes (1)	—	—	—	422
Transition to being a public company (2)	—	—	—	775
Equity-based compensation expense	(980)	1,508	182	6,062
Initial consulting costs related to ERP system implementation (3)	45	—	153	—
Restructuring expenses (4)	495	—	859	—
Due diligence costs related to acquisition target	—	—	903	—
Goodwill impairment charge	—	—	8,996	—
Adjustments related to product rationalization to increase inventory turnover of slow-selling products (5)	3,222	—	3,222	—
Inventory charges related to management's strategic initiative (5)	1,137	—	1,137	—
Allowances for vendor deposits incurred in connection with management's strategic initiative (5)	822	—	822	—
Loss related to indemnification asset not probable of recovery	2,200	—	2,200	—
Change in fair value of convertible notes	—	—	—	12,063
Adjusted net loss	$(6,852)	$(7,453)	$(18,370)	$(10,525)
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
(5)Includes certain non-recurring charges related to management's strategic initiative. These adjustments were incurred liquidate inventory on hand and on order, rationalize product offerings, improve inventory turnover of slow-selling products and vacate warehouse space for products with higher margin and marketability.

The reconciliation of our Net Loss to Adjusted EBITDA for each of the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net loss	$(13,793)	$(8,961)	$(36,844)	$(29,847)
Other income, net (1)	(357)	(7,746)	(1,483)	(8,670)
Transition to being a public company (2)	—	—	—	775
Interest expense	115	119	335	862
Provision for income taxes	220	11,063	147	10,966
Depreciation and amortization	599	650	1,959	1,980
Equity-based compensation expense	(980)	1,508	182	6,062
Initial consulting costs related to ERP system implementation (3)	45	—	153	—
Restructuring expenses (4)	495	—	859	—
Due diligence costs related to acquisition target	—	—	903	—
Adjustments related to product rationalization to increase inventory turnover of slow-selling products (5)	3,222	—	3,222	—
One-time early termination fee on operating lease in connection with moving to a centralized distribution center model	—	—	262	—
Goodwill impairment charge	—	—	8,996	—
Inventory charges related to management's strategic initiative (5)	1,137	—	1,137	—
Allowances for vendor deposits incurred in connection with management's strategic initiative (5)	822	—	822	—
Loss related to indemnification asset not probable of recovery	2,200	—	2,200	—
Change in fair value of convertible notes	—	—	—	12,063
Adjusted EBITDA	$(6,275)	$(3,367)	$(17,150)	$(5,809)
(1)Includes rental and interest income, changes in the fair value of contingent consideration, unrealized gains on our equity security, a gain related to the adjustment of our TRA liability, and other miscellaneous income.
(2)Includes certain non-recurring fees and expenses primarily attributable to consulting fees and incremental audit and legal fees incurred in connection with our IPO.
(3)Includes non-recurring expenses related to the initial project design for our planned ERP system implementation.
(4)Includes primarily severance payments for employees terminated as part of our transformation plan.
(5)Includes certain non-recurring charges related to management's strategic initiative. These adjustments were incurred liquidate inventory on hand and on order, rationalize product offerings, improve inventory turnover of slow-selling products and vacate warehouse space for products with higher margin and marketability.

Liquidity and Capital Resources
Our primary requirements for liquidity and capital are working capital, debt service and general corporate needs. Our primary sources of liquidity are our cash on hand and the cash flow that we generate from our operations. As of September 30, 2020, we had approximately $40.0 million of cash, of which $0.7 million was held in foreign bank accounts, and approximately $64.8 million of working capital, which is calculated as current assets minus current liabilities, compared with approximately $47.8 million of cash, of which $0.9 million was held in foreign bank accounts, and approximately $88.7 million of working capital as of December 31, 2019. The repatriation of cash balances from our foreign subsidiaries could have adverse tax impacts or be subject to capital controls; however, these balances are generally available to fund the ordinary business operations of our foreign subsidiaries without legal or other restrictions.
On April 5, 2019, the Operating Company, as the borrower, entered into a second amendment to the first amended and restated credit agreement, dated October 1, 2018 (the “line of credit”) with Fifth Third Bank, for a $15.0 million revolving credit loan with a maturity date of August 23, 2020. In August 2020, the maturity date of the line of credit was further extended to November 30, 2020. The line of credit will not be renewed past November 30, 2020, and the Company is evaluating its future banking relationships. The Company has not drawn on this line of credit in in 2019 or 2020. Interest on the principal balance outstanding on the line of credit is due monthly at a rate of LIBOR plus 3.50% per annum provided that no default has occurred. The line of credit borrowing base is 80% of eligible accounts receivable plus 50% of eligible inventory. There were no borrowings outstanding on our line of credit at September 30, 2020 or December 31, 2019, respectively.
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
Despite decreases in gross profit for the three and nine moths ended September 30, 2020 and the uncertainty around the ongoing COVID-19 pandemic, we believe that our cash on hand will be sufficient to fund our working capital and capital expenditure requirements, as well as our debt repayments and other liquidity requirements associated with our existing operations, for at least the the next 12 months.
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
Cash Flows
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Net cash used in operating activities	$(3,756)	$(33,543)
Net cash used in investing activities	(3,579)	(3,109)
Net cash (used in) provided by financing activities	(310)	81,693

Net Cash Used in Operating Activities
During the nine months ended September 30, 2020, net cash used in operating activities of approximately $3.8 million was a result of a net loss of $36.8 million offset by non-cash adjustments to net loss of approximately $14.2 million, including stock-based compensation expense of approximately $0.2 million, a loss related to an indemnification asset which was not probable of recovery of approximately $2.2 million, and a goodwill impairment charge of $9.0 million, and $18.9 million cash generated by working capital primarily driven by increases in accounts payable, inventories, and accrued expenses and decreases in other current assets and deferred offering costs.
During the nine months ended September 30, 2019, net cash used in operating activities of approximately $33.5 million was a result of a net loss of $29.8 million offset by non-cash adjustments to net loss of $23.9 million, and a $27.6 million increase in cash consumed by working capital primarily driven by an increase in accounts payable of approximately $25.3 million, accrued expenses of approximately $3.0 million, inventories of approximately $2.5 million, and payments of operating leases of approximately $0.5 million, offset primarily by decreases in accounts receivable, vendor deposits, deferred offering costs, and other current assets of approximately $5.7 million, $3.3 million, $2.3 million, and $1.1 million, respectively. Further, for the nine months ended September 30, 2019, we had non-cash expenses of approximately $23.9 million, including approximately $12.1 million related to the change in fair value of convertible notes, approximately $6.1 million related to equity-based compensation, approximately $10.9 million related to the valuation allowance established against our deferred tax asset, and approximately $2.0 million related to depreciation and amortization, primarily offset by approximately $1.5 million related to an unrealized gain on the equity securities investment and approximately $5.7 million related to the reversal of the tax receivable agreement liability.

Net Cash Used in Investing Activities
During the nine months ended September 30, 2020, we used approximately $1.4 million of cash for capital expenditures, including computer hardware and software to support our growth and development and machinery to support the operations of our supply and packaging revenue stream. Additionally, we used approximately $1.8 million of cash for the acquisition of Conscious Wholesale, and $0.3 million of cash for the acquisition of intangible assets.
During the nine months ended September 30, 2019, we used approximately $1.3 million of cash for capital expenditures, including computer hardware and software to support our growth and development, and to purchase warehouse supplies and equipment, including the build-out of our two retail locations. Additionally, during the nine months ended September 30, 2019, we completed the Pollen Gear LLC and Conscious Wholesale business acquisitions, for which we paid cash consideration of $2.2 million offset by net cash acquired of $0.9 million, which resulted in net cash used of approximately $1.3 million. We also made an investment in equity securities of an entity for approximately $0.5 million, which represents a 1.49% ownership interest in the entity.
Net Cash (Used in) Provided by Financing Activities
During the nine months ended September 30, 2020, net cash used in financing activities primarily consisted of approximately $0.3 million in payments on other long-term liabilities, notes payable and finance lease obligations.
During the nine months ended September 30, 2019, net cash provided by financing activities was primarily attributable to proceeds from the issuance of Class A common stock sold in the IPO, net of underwriting costs of approximately $83.0 million, and proceeds from the issuance of convertible notes of approximately $8.1 million, which was primarily offset in part by the redemption of limited liability company membership interests of approximately $3.0 million, payment of approximately $3.5 million of deferred offering costs related to the IPO, payment of approximately $1.7 million of debt issuance costs related to the convertible notes issued in December 2018 and January 2019, and approximately $0.9 million paid related to member distributions for the period.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, as of September 30, 2020.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our quantitative and qualitative disclosures about market risk from those described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" previously included in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Under the supervision and with the participation of management, including our Chief Executive Officer and our Principal Financial and Accounting Officer, we evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described in Item 9A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Among the previously reported design and operating deficiencies which contributed to material weaknesses in our control activities, management noted ineffective user access controls over certain IT systems to appropriately segregate duties and adequately restrict user access to financial applications and data to the appropriate personnel. While certain compensating control activities have been designed and implemented to mitigate the risks related to ineffective user access controls, we continue to evaluate whether these compensating control activities are expected to operate at a level of precision that would prevent or detect a misstatement that could be material.

As previously disclosed, in 2020, we began a multi-year implementation of a new enterprise resource planning (“ERP”) system, which will replace our existing core financial systems, and which we expect will be completed during 2021. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures, based upon which, management expects to focus its allocation of organizational resources to ensure the successful implementation of the new ERP system, including as it relates to designing and implementing effective control activities. Conversely, management expects that additional efforts related to re-designing user access roles and permissions in the existing ERP system, which is expected to be decommissioned in 2021, will be limited. Based on these considerations, and subject to management’s ongoing assessment, we cannot provide assurances that the previously reported material weaknesses related to ineffective user access controls will be considered remediated until we complete the implementation of our new ERP system.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2020, we entered into service agreements with two third-party logistics facilities located in Hebron, Kentucky and Delta, B.C., Canada, both of which serve as replacement facilities to the distribution centers we have closed. In conjunction with this transition, we have adjusted our processes and designed and implemented controls related to our inventory management and order fulfillment. During the quarter ended September 30, 2020, we designed and implemented additional control activities related to inventory counts at the third-party logistics facilities. These changes in our internal control over financial reporting that occurred during the quarters ended June 30, 2020 and September 30, 2020 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As noted above, we are continuing our remediation efforts related to the material weaknesses in our internal control over financial reporting, including as it relates to controls over inventory counts and recording of inventory reserves. Any changes to our internal control of our internal reporting related to our transition to the third-party logistics, and the related controls, will be evaluated once the applicable controls operate for a sufficient period of time and management can conclude, through testing, that these controls are operating effectively.

In 2020, we began a multi-year implementation of a new ERP system, which will replace our existing core financial systems. The ERP system is designed to accurately maintain the Company’s financial records, enhance the flow of financial information, improve data management and provide timely information to our management team. Changes to our general ledger and consolidated financial reporting are expected to take place in 2021. As the phased implementation of the new ERP system progresses, we may change our processes and procedures which, in turn, could result in changes to our internal control over financial reporting. As such changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings as of September 30, 2020, see Note 6 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the nine months ended September 30, 2020, we issued an aggregate of 650,604 shares of Class A common stock as a portion of the purchase consideration for the acquisition of a 100% interest ARI Logistics B.V. and Shavita B.V. (collectively, "Conscious Wholesale"), a leading European wholesaler and retailer of consumption accessories, vaporizers, and other high-quality products. The acquisition was completed in September 2019, as described in Item 8, Note 3 of our Annual Report on Form 10-K for the year ended December 31, 2019. These shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.
During the nine months ended September 30, 2020, we issued an aggregate of 2,574,303 shares of Class A common stock in exchange for an equivalent number of shares of Class B common stock and Common Units of the Operating Company pursuant to the terms of our Amended and Restated Certificate of Incorporation and the Operating Company's Third Amended and Restated Operating Agreement. These shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.
During the nine months ended September 30, 2020, we issued an aggregate of 20,631 shares of Class A common stock as a portion of consideration for the purchase of intangible assets. These shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.
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

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Greenlane Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to Greenlane’s Current Report on Form 8-K, filed April 25, 2019).
3.2	Second Amended and Restated By-Laws of Greenlane Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to Greenlane’s Current Report on Form 8-K, filed April 25, 2019).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.1*	Separation Agreement by and between Warehouse Goods LLC and Ethan Rudin, dated as of August 18, 2020 (Incorporated by reference to Greenlane's Current Report on Form 8-K/A, filed August 24, 2020).
10.2*	Indemnification Agreement by and between Greenlane Holdings, Inc. and each of its directors and officers listed on Schedule A thereto.
10.3*	Executive Employment Agreement by and between Warehouse Goods LLC and William Mote, dated as of August 19, 2020.
10.4*	Executive Employment Agreement by and between Warehouse Goods LLC and William Bine, dated as of August 25, 2020.
10.5*	Separation Agreement by and between Warehouse Goods LLC and Jay Scheiner, dated as of July 27 2020.
10.6*	Amended and Restated Employment Agreement by and between Warehouse Goods LLC and Douglas Fischer, dated as of September 9, 2020.
10.7*	Executive Employment Agreement by and between Warehouse Goods LLC and Michael Cellucci, dated as of September 28, 2020.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

GREENLANE HOLDINGS, INC.

Date: November 16, 2020	By:	/s/ William Mote
Chief Financial Officer