Form 10-K
period 2020-12-31
Greenlane Holdings, Inc.
filed 2021-03-31
CIK 1743745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $48.8 million based upon the closing price reported for such date on the Nasdaq Global Select Market.
As of March 26, 2021, Greenlane Holdings, Inc. had 16,341,897 shares of Class A common stock outstanding, 2,443,437 shares of Class B common stock outstanding and 72,064,218 shares of Class C common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2020.

Greenlane Holdings, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2020

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K ("Form 10-K") contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in Part, Item 7 of this Form 10-K under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could” and similar expressions. Examples of forward-looking statements include, without limitation:
•the impacts of the novel coronavirus ("COVID-19") pandemic and measures intended to prevent or mitigate its spread, and our ability to accurately assess and predict such impacts on our results of operations, financial condition, acquisition and disposition activities, and growth opportunities;
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
•general economic trends and trends in the industry and markets in which we operate;
•public heath crises, including the COVID-19 pandemic;
•our dependence on, and our ability to establish and maintain business relationships with, third-party suppliers and service suppliers;
•the competitive environment in which we operate;
•our vulnerability to third-party transportation risks;
•the impact of governmental laws and regulations and the outcomes of regulatory or agency proceedings;
•our ability to accurately estimate demand for our products and maintain appropriate levels of inventory;
•our ability to maintain or improve our operating margins and meet sales expectations;
•our ability to adapt to changes in consumer spending and general economic conditions;
•our ability to use or license certain trademarks;
•our ability to maintain consumer brand recognition and loyalty of our products;
•our and our customers’ ability to establish or maintain banking relationships;
•fluctuations in U.S. federal, state, local and foreign tax obligation and changes in tariffs;
•our ability to address product defects;
•our exposure to potential various claims, lawsuits and administrative proceedings;
•contamination of, or damage to, our products;
•any unfavorable scientific studies on the long-term health risks of vaporizers, electronic cigarettes, e-liquids products or hemp-derived products, including cannabidiol (“CBD”);
•failure of our information technology systems to support our current and growing business;

•our ability to prevent and recover from Internet security breaches;
•our ability to generate adequate cash from our existing business to support our growth;
•our ability to protect our intellectual property rights;
•our dependence on continued market acceptance of our products by consumers;
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

Summary Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may materially and adversely affect our business, financial condition, results of operations, cash flows and prospects. These risks are discussed more fully in Item 1A. Risk Factors herein. These risks include, but are not limited to, the following:

•We have at times experienced rapid growth, both domestically and internationally, and expect continued future growth, including growth from additional acquisitions. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately. Furthermore, our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity, and teamwork fostered by our culture, and our business may be harmed.
•The market for vaporizer products and related items is a niche market, subject to a great deal of uncertainty and is still evolving.
•We depend on third-party suppliers for our products and may experience unexpected supply shortages.
•A significant percentage of our revenue is dependent on sales of products from a relatively small number of key suppliers, and a decline in sales of products from these suppliers could materially harm our business.
•The FDA has expressed growing concern about the popularity among youth of the products of JUUL Labs and other manufactures of ENDS products and has imposed significant regulation on ENDS products. Additional regulatory actions may further impact our ability to sell these products in the United States or online.
•There is uncertainty related to the regulation of vaporization products and certain other consumption accessories at all levels of government. Significant increases in state and local regulation of our vaporizer products have been proposed and enacted, and are likely to continue to be proposed and enacted in numerous jurisdictions. Increased regulatory compliance burdens could have a material adverse impact on our business development efforts and our operations.
•Demand for the products we distribute could decrease if the suppliers of these products were to substantially the amount of goods sold directly to consumers in the sectors we serve.
•We may not be able to maintain existing supplier relationships or exclusive distributor status with our suppliers, which may affect our ability to offer a broad selection of products at competitive prices and negatively impact our results of operations.
•We do not have long-term contracts with most of our customers. The agreements that we do have generally do not commit our customers to any minimum purchase volume. The loss of a significant customer may have a material adverse effect on us.

•Because a majority of our revenues are derived from sales to consumers indirectly through third-party retailers who operate traditional brick-and-mortar locations, the shift of sales to more online retail business could harm our market share and our revenues in certain sectors.
•We may not be successful in maintaining the consumer brand recognition and loyalty of our products.
•Some of the products we sell contain nicotine, which is considered to be a highly-addictive substance, or other chemicals that some jurisdictions have determined to cause cancer and birth defects or other reproductive harm.
•Public health epidemics, pandemics or outbreaks, including the recent COVID-19 pandemic, could adversely affect our business.
•Our business depends partly on continued purchases by businesses and individuals selling or using cannabis pursuant to state laws in the United States or national and provincial laws in Canada.
•The federal and state regulatory landscape regarding products containing hemp-derived products is uncertain and evolving, and new or changing laws or regulations relating to hemp and hemp-derived products could have a material adverse effect on our business, financial condition and results of operations.
•We are subject to legislative uncertainty that could slow or halt the legalization and use of cannabis, which could negatively affect our business.
•Our business, and the business of the suppliers from which we acquire the products we sell, requires compliance with many laws and regulations in many jurisdictions globally across multiple product categories. Failure to comply with these laws and regulations could subject us or such suppliers to regulatory or agency proceedings, prosecutions, or investigations and could also lead to damage awards, fines and penalties.
•While we believe that our business and sales do not violate the Federal Paraphernalia Law, legal proceedings alleging violations of such law or changes in such law or interpretations thereof could materially and adversely affect our business, financial condition or results of operations.
•Officials of the U.S. Customs and Border Protection agency (“CBP”) have broad discretion regarding products imported into the United States, and the CBP has on occasion seized imported products on the basis that such products violate the Federal Paraphernalia Law. While we believe the products that we import do not violate such law, any such seizure of the products we sell could have a material adverse effect on our business operations or our results of operations.
•Because our business is dependent, in part, upon continued market acceptance of cannabis by consumers, any negative trends could materially and adversely affect our business, financial conditions or results of operations.
•Recently adopted laws prohibit the mailing of certain vaporizer products through the United States Postal Service (“USPS”) and place certain regulatory requirements on shipment of those products through other carriers. Additionally, carriers including UPS and FedEx have imposed policies restricting the shipment of vaporizers. If the products we carry cannot be shipped by the USPS or private carriers, or we must comply with burdensome policies and regulations, our shipping costs could increase materially and we could lose our ability to deliver products to customers in a timely and economical matter.
•We and our customers may have difficulty accessing the service of banks, which may make it difficult for us and for them to sell our products.
•The scientific community has not yet extensively studied the long-term health effects of the use of vaporizers, electronic cigarettes or e-liquids products.
•Two of our senior executives, Aaron LoCascio and Adam Schoenfeld, have control over all stockholder decisions because collectively they control a substantial majority of the voting power of our common stock. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
•The market price of our Class A common stock has been volatile and has declined significantly since our initial public offering and may face more volatility and price declines in the future. As a result, you may not be able to resell your shares at or above the price at which you have acquired or will acquire shares of our Class A common stock.
•We have not paid dividends in the past and have no current plans to pay dividends in the future, and any return on investment may be limited to the value of our common stock.
PART I
ITEM 1. BUSINESS

General
We are one of the largest global sellers of premium cannabis accessories and liquid nicotine products in the world. We operate as a third-party brand accelerator, a powerful house of brands, and a distribution platform for consumption devices and lifestyle brands serving the global cannabis, hemp-derived CBD, and liquid nicotine markets. We have an established track record of partnering with brands through all stages of the product lifecycle, and serve an expansive customer base covering over 8,000 locations, which includes over 1,100 licensed cannabis businesses and 4,100 smoke and vape shops. We supply our products to stores around the globe, offering only the most desired, high-quality products.
We are the partner of choice for many of the industry’s leading players including PAX Labs, Grenco Science, Storz & Bickel, Firefly, DaVinci, Santa Cruz Shredder, Cookies, among others. We have also set out to develop a world-class portfolio of our own proprietary brands ("Greenlane Brands") that we believe, over time will, deliver higher margins and create long-term value. Our Greenlane Brands include VIBES Rolling Papers, Pollen Gear, the Marley Natural accessory line, Aerospaced & Groove grinders, K. Haring Glass Collections, and Higher Standards, which serves as both upscale product line and an innovative retail experience with flagship stores at New York City’s famed Chelsea Market and a location in California's iconic Malibu Village. Subsequent to December 31, 2020, we added Eyce to our Greenlane Brands lineup through the acquisition of substantially all of the assets of Eyce LLC effective March 2, 2021. We also own and operate several industry-leading e-commerce platforms, including Vapor.com, Higherstandards.com, Aerospaced.com, Canada.vapor.com and Vaposhop.com, among others. These e-commerce platforms offer our consumers a convenient and flexible shopping solution.
We have a diverse source of revenue from both business-to-business ("B2B") transactions through wholesale distribution to retailers and business-to-consumer ("B2C") transactions through e-commerce and brick-and-mortar retail sales in three geographically distinct operating segments, which include our United States, Canada, and European operations. For the years ended December 31, 2020 and 2019, sales generated by our United States operating segment accounted for approximately 81.3% and 86.6% of net sales, respectively. Total net sales generated by our Canadian operations for the years ended December 31, 2020 and 2019 accounted for approximately 11.2% and 12.0%, respectively, and our European operations accounted for approximately 7.5% and 1.4% of net sales over the same periods. European operations did not commence until completion of the Conscious Wholesale acquisition in September 2019; therefore, the 2019 results reflect only three months of net sales for this operating segment. Given the recency of the acquisition, we expect our European operating segment to continue increasing as a percentage of our consolidated net sales. Refer to "Note 11— Segment Reporting" within Item 8 for additional information on our reportable segments.
Our diversity in the source of our revenue is further apparent through our increasingly low customer concentration, with our top ten customers accounting for only 9.8% and 17.3% of our net sales for the years ended December 31, 2020 and 2019, respectively, and no single customer accounting for more than 10% of our net sales over the two-year period ended December 31, 2020. While we distribute our products to a number of large national and regional retailers in the United States, Canada and Europe, our typical B2B customer is an independent retailer operating in a single market. Our sales teams regularly interact with our customers, as most of them have frequent restocking needs. We believe our high-touch customer service model strengthens relationships, builds loyalty and drives repeat business. In addition, we believe our premium product lines, broad product portfolio and strategic distribution network position us well to meet the needs of our customers and ensure timely delivery of products.
For the year ended December 31, 2020, revenues derived from B2B, B2C, and Supply & Packaging ("S&P") transactions represented approximately 60.4%, 14.3%, and 11.5% of net sales, respectively, compared to approximately 78.1%, 5.9%, and 10.8%, respectively, of net sales for the same period in 2019. Channel sales and drop-ship revenues derived from the sales and shipment of our products to the customers of third-party website operations and providing other services to our customers represented approximately 13.8% of net sales for the year ended December 31, 2020, compared to approximately 5.2% for the same period in 2019.
Organization
Greenlane Holdings, Inc. (“Greenlane” and, collectively with the Operating Company (as defined below) and its consolidated subsidiaries, the “Company”, "we", "us" and "our") was formed as a Delaware corporation on May 2, 2018. We are a holding company that was formed for the purpose of completing an underwritten initial public offering (“IPO”) of shares of our Class A common stock on April 23, 2019 and other related transactions in order to carry on the business of Greenlane Holdings, LLC (the “Operating Company”). The Operating Company was organized under the laws of the state of Delaware on September 1, 2015, and is based in Boca Raton, Florida. Refer to "Note 1—Business Operations and Organizations" within Item 8 for further information on the Company's organization and the IPO and related transactions. We are the sole manager of the Operating Company and, as of December 31, 2020, owned a 31.6% interest in the Operating Company.
Our Business Relating to the Cannabis Industry

The information included below is based on the most recent information available to the Company and, except as expressly stated below, does not give effect to the continued impact of the COVID-19 pandemic; the long-term impacts of which remain uncertain as of the date of this Form 10-K.

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

Global Landscape

A September 2020 report of Arcview Market Research and BDS Analytics, two of the leading market research firms in the cannabis industry, estimated that spending in the global legal cannabis market was approximately $14.9 billion in 2019 and reached approximately $19.7 billion as of September 2020, representing growth of approximately 32.2%. The report projects that by 2025, spending in the global legal cannabis market will reach $47.2 billion, representing a compound annual growth rate of approximately 22% over the six-year period from 2019. Our experience and awareness of the markets in which we operate lead us to believe that demand for the types of products we distribute will grow in tandem with the industry.

The North American Cannabis Landscape

United States and Territories. Thirty-eight states and the District of Columbia have legalized medical cannabis in some form and have a formal cannabis program. Fifteen of these states, and the District of Columbia, have legalized cannabis for non-medical adult use with additional states, such as New York, actively considering the legalization of cannabis for non-medical adult use. Eleven additional states have legalized high CBD, low tetrahydrocannabinol ("THC") oils for a limited class of patients. Only three states continue to prohibit cannabis entirely. Notwithstanding the continued trend toward further state legalization, cannabis continues to be categorized as a Schedule I controlled substance under the Federal Controlled Substances Act (the “CSA”) and, accordingly, the cultivation, processing, distribution, sale and possession of cannabis violate federal law in the United States as discussed further in Item 1A under the heading "Risk Factors." Our business depends partly on continued purchases by businesses and individuals selling or using cannabis pursuant to state laws in the United States or Canadian and provincial laws.

We believe support for cannabis legalization in the United States is gaining momentum. According to an October 2020 poll by Gallup, public support for the legalization of cannabis in the United States has increased from approximately 12% in 1969 to approximately 68% in 2020. In 2020, five states passed ballot initiatives legalizing either adult use or medical cannabis, further evidencing the public's support for cannabis legalization U.S. legal cannabis sales are projected to represent approximately 73% of total global sales by 2025.

The following map from the National Cannabis Industry Association illustrates the states that have fully legalized adult-use cannabis (for medical and recreational purposes), states that have partially legalized cannabis (for medical purposes only), and states that have legalized cannabis use in a limited capacity (as of February 8, 2021).

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

On April 13, 2017, the Government of Canada introduced Bill C-45, which proposed the enactment of the Cannabis Act to legalize and regulate access to cannabis. The Cannabis Act proposed a strict legal framework for controlling the production, distribution, sale and possession of medical and recreational adult-use cannabis in Canada. On June 21, 2018, the Government of Canada announced that Bill C-45 received Royal Assent. On July 11, 2018, the Government of Canada published the Cannabis Regulations under the Cannabis Act. The Cannabis Regulations provide more detail on the medical and recreational regulatory regimes for cannabis, including regarding licensing, security clearances and physical security requirements, product practices, outdoor growing, security, packaging and labelling, cannabis-containing drugs, document retention requirements, reporting and disclosure requirements, the new access to cannabis for medical purposes regime and industrial hemp. The majority of the Cannabis Act and the Cannabis Regulations came into force on October 17, 2018, with additional Cannabis regulations coming into effect on October 17, 2019.

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

The European Cannabis Landscape

Europe’s population is larger than that of the U.S. and Canadian markets combined, suggesting the potential of a very significant market. The changes in regulations for cannabis products across Europe are expected to result in a market growth of approximately $37.0 billion in annual sales by 2027, a significant growth from approximately $3.5 billion in 2020.

Currently, Germany, Italy, Austria, Czech Republic, Finland, Portugal, Spain, the Netherlands, Denmark, Greece, Croatia, North Macedonia, Poland, Turkey, Malta, Romania, Belgium, Estonia, Lithuania, Moldova, Norway, San Marino, Sweden, Switzerland, Luxembourg, Cyprus, France, the U.K and Ireland allow cannabis use for medicinal purposes, with some of those countries operating pilot programs. It has been widely reported that other countries are considering following suit.

Product Information

Consumers of cannabis, herbs, flavored compounds, aromatherapy oils and nicotine require the types of products we distribute, including vaporizers, pipes, rolling papers and packaging. We believe we distribute the “picks & shovels” for these rapidly-growing industries. As the world of cannabis and its respective aesthetic continues to expand, we strive to keep our product mix relevant, popular, and innovative; offering an array of products from vaporizers, grinders, to rolling papers and apparel lines. As our product offerings continue to develop and expand, we expect our revenue by categories to increase accordingly.

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

The Science and Popularity of Vaporization

Vaporizers have elements that are designed to quickly heat material, causing vaporization to occur without the carbon dioxide that is typically generated through any combustion. The vapor byproduct is then immediately inhaled through the mouthpiece on the device itself, or through a hose or an inflatable bag. Vaporizers can heat a variety of dry materials, viscous liquids and waxes, and provide a convenient way for users to consume the active ingredients. Common ingredients used in vaporizers include tobacco, nicotine extracts, legal herbs, hemp-derived CBD, aromatherapy oils, cannabis and propylene glycol and glycerin blends.

Vaporization Technology. Consumers have a wide array of vaporization devices at their disposal, which can be broadly categorized into two primary categories: desktop and portable vaporizers. Our vaporizer offering spans over 260 distinct products across 90 brands.

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

Portable Vaporizers. With the development of lithium batteries, vaporizers have now become portable. Technological advances are resulting in lighter, sleeker and more visually-appealing units that are capable of quickly heating the material to the user’s desired temperature setting. The temperature setting can be fixed by the manufacturer or set manually by the consumer or via Bluetooth connection to the consumer’s smartphone. Portable vaporizers, of which pens are a sub-set, are differentiated by many features, including output, battery life, recharge time, material, capacity and design.

Other Methods of Consumption. In addition to vaporizers, consumers have a wide array of methods of consumption at their disposal, including, among others, hand pipes, water pipes, rolling papers, and oral and topical delivery methods.

Hand and Water Pipes. We offer a diverse portfolio of over 200 hand and water pipes across 27 brands, including our own proprietary Higher Standards, Marley Natural and K. Haring Glass brands. Many display iconic, licensed logos and artwork, as pipes have grown into an artistic expression and are available in countless creative forms and functionality. Hand pipes are small, portable and simple to use, and function by trapping the smoke produced from burning materials, which is then inhaled by the user. Water pipes include large table-top models, bubblers and rigs, and are more complex because they incorporate the cooling effects of water to the burning materials before inhalation.

Rolling Papers. Rolling papers are a traditional consumption method used to smoke dried plant material in a "roll-your-own" application. These include papers, cones and wraps. Our rolling papers category is comprised of over 100 products across 17 brands, inclusive of Greenlane Brand's own Vibes Rolling Papers brand, not including accessories such as rolling trays or tips.

Our Competitive Strengths

We attribute our success to the following competitive strengths:

A Clear Market Leader in an Attractive Industry.

We are a leading North American distributor of premium vaporization products and consumption accessories, reaching over 1,000 licensed cannabis cultivators, processors and dispensaries. We also own and operate one of the industry’s most visited North American direct-to-consumer e-commerce websites, Vapor.com. Vapor.com was launched in April 2019 when we consolidated our previously owned websites, Vapeworld.com and Vapornation.com, into one homogeneous website. The latter website, VaporNation, was acquired as part of our February 2019 purchase of Better Life Holdings, LLC. We also own and operate several industry-leading e-commerce platforms, including Higherstandards.com, Aerospaced.com, Vaposhop.com, and most recently Eycemolds.com.

Market Knowledge and Understanding.

Because of our experience and our extensive, long-term industry relationships, we believe we have a deep understanding of customer needs and desires in our B2B, B2C and S&P channels. This allows us to influence customer demand and the pipeline between product manufacturers, suppliers, advertisers and the marketplace.

Broadest Product Offering.

We believe we offer the industry’s most comprehensive portfolio of vaporization products and consumption accessories with over 5,000 SKUs (stock-keeping units) from more than 300 suppliers. This broad product offering creates a “one-stop shop" for our customers and positively distinguishes us from our competitors. In addition, we have carefully cultivated a portfolio of well-known brands and premium products and have helped many of the brands we distribute to become established names in the industry.

Entrepreneurial Culture.

We believe our entrepreneurial, results-driven culture fosters highly-dedicated employees who provide our customers with superior service. We invest in our talent by providing every sales representative with an extensive and ongoing education, and have successfully developed programs that provide comprehensive product knowledge and the tools needed to have a unique understanding of our customers’ personalities and decision-making processes.

Customers. We believe we offer superior services and solutions due to our comprehensive product offering, proprietary industry data and analytics, product expertise and quality of service. We deliver products to our customers in a precise, safe and timely manner with complementary support from our dedicated sales and service teams.

Suppliers. Our industry knowledge, market reach and resources allow us to establish trusted professional relationships with many of our product suppliers. We generate substantially all of our net sales from products manufactured by others. We have strong relationships with many large, well-established suppliers, and seek to establish distribution relationships with smaller or more recently established manufacturers in our industry. While we purchase our products from over 300 suppliers, a significant percentage of our net sales is dependent on sales of products from a small number of key suppliers. We believe there is a trend of suppliers in our industry to consolidate their relationships to do more business with fewer distributors. We believe our ability to help maximize the value and extend the distribution of our suppliers’ products has allowed us to benefit from this trend. The efforts of our senior management team have been integral to our relationships with our suppliers.

Employees. We provide our employees with an entrepreneurial culture, a safe work environment, financial incentives and career development opportunities.

Experienced and Proven Management Team Driving Organic and Acquisition Growth.

We believe our management team is among the most experienced in the industry. Our senior management team brings experience in accounting, mergers and acquisitions, financial services, consumer-packaged goods, retail operations, third-party logistics, information technology, product development and specialty retail, and an understanding of the cultural nuances of the industry that we serve.

Our Operating Strategies

We intend to leverage our competitive strengths to increase shareholder value through the following core strategies:

Build Upon Strong Customer and Supplier Relationships to Expand Organically.

Our North American footprint and broad supplier relationships, combined with our regular interaction with our large and diverse customer base, provides us key insights and positions us to be a critical link in the supply chain for premium vaporization products and consumption accessories. Our suppliers benefit from access to more than 8,000 brick and mortar locations and more than 1.8 million B2C customers, as we are a single point of contact for improved production, planning and efficiency. Our customers, in turn, benefit from our market leadership, talented sales associates, broad product offerings, high inventory availability, timely delivery and exceptional customer services. We believe our strong customer and supplier relationships will enable us to expand and broaden our market share in the premium vaporization products and consumption accessories marketplace and expand into new categories. For example, in November 2020, we entered into a partnership with Studenglass, which brought the Gravity Hookah to consumers and wholesale purchasers in the United States, Canada, and Europe.

Expand Our Operations Internationally.

We currently focus our marketing and sales efforts on the United States, Canada, and Europe, with the United States and Canada representing the two largest and most developed markets for our products. While we currently support and ship certain products to customers in Australia and parts of South America on a limited basis, we are aware of the growth opportunities in these markets. As we continue to expand our marketing, supplier relationships, sales bandwidth and expertise, we anticipate capturing market share in those regions by opening our own distribution centers, acquiring existing international distributors and/or partnering with local operators. In September 2019, we acquired Conscious Wholesale, a leading European wholesaler and retailer of consumption accessories, vaporizers, and other high-quality products. We assumed control of their existing warehouse facility located in Amsterdam, Netherlands, which is expected to facilitate the expansion of our European operations.

In February 2021, we opened three new Higher Standards shop-in-shop retail locations in Uruguay in a collaboration with the Kaya Herb Group. Further expanding Greenlane’s global footprint, these high-profile locations mark our first physical footprint in the South American market.

Expand our E-Commerce Reach and Capabilities.

We own and operate one of the leading direct-to-consumer e-commerce websites in our industry, Vapor.com. This site is one of the most visited within our industry according to SEMrush, a leading data analytics firm, and as of December 31, 2020, we ranked in the top five in 58 key mobile search terms and in the top ten in 93 key mobile search terms, On desktop computer searches, we ranked in the top five in 54 key search terms, and in the top ten in 96 key search terms. We recently expanded our E-Commerce platform into Canada through the launch of "Canada.Vapor.com" on October 26, 2020. Refer to Item 7 - Results of Operations for further detail on Canada.Vapor.com.

Pursue Value-Enhancing Strategic Acquisitions.

Through our acquisitions of VaporNation (Better Life Holdings, LLC), Pollen Gear LLC, and Conscious Wholesale, we have added new markets within the United States and Europe, new product lines, talented employees and operational best practices. Effective March 2, 2021, we acquired substantially all the assets of Eyce LLC, which further diversified our Greenlane Brand offerings through the integration of Eyce premium silicon smoking products and accessories. We intend to continue pursuing strategic acquisitions to grow our market share and enhance leadership positions by taking advantage of our scale, operational experience and acquisition know-how to pursue and integrate attractive targets. We believe we have significant opportunities to add product categories through our knowledge of our industry and possible acquisition targets.

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

Developing A World-Class Portfolio of Proprietary Brands.

We intend to continue to develop a portfolio of our own proprietary brands, which over time has helped to improve our blended margins and create long-term value. Our brand development is based upon our proprietary industry intelligence that allows us to identify market opportunities for new brands and products. We leverage our distribution infrastructure and customer relationships to penetrate the market quickly with our proprietary brands and to gain placement in thousands of stores. Currently, we sell such products directly to consumers through our brand websites and our e-commerce properties. Our existing proprietary brands include VIBES Rolling Papers, Pollen Gear, the Marley Natural accessory line, Aerospaced & Groove grinders, Marley Natural, K. Haring Glass Collections, and Higher Standards. Effective March 2021, we added the Eyce product line to our proprietary brands.

In addition to absorbing the Marley Natural accessory line as a house brand, we are making other strides to ensure we take full advantage of the opportunities given to us as a company. We intend to extend the price points of the Higher Standards line to include a wider customer base, and in doing so, increase the presence of our house brands. To synergize with the direction of Higher Standards, and the K. Haring Glass Collection, both brands will sit under the Higher Standards brand umbrella. Taking this step is expected to ensure the brands are not competing against each other, and that we maximize market penetration for all our brands. With all these changes comes expansion into new markets; we are taking steps to ensure that all our proprietary brands are prepared to enter new markets in Europe during the upcoming year. In creating, acquiring, and expanding our proprietary brands, we intend to stay mindful of our key supplier relationships and to identify opportunities within our product portfolio and in the market where we can introduce or acquire compelling products that do not directly compete with the products of our core suppliers.

Execute on Identified Operational Initiatives.

We continue to evaluate operational initiatives to improve our profitability, enhance our supply chain efficiency, strengthen our pricing and category management capabilities, streamline and refine our marketing process and invest in more sophisticated information technology systems and data analytics. In addition, we continue to further automate our distribution facilities and improve our logistical capabilities. We are also taking steps to transition to a more centralized model with fewer, larger, highly automated facilities. During 2020, we made significant progress towards this goal through consolidating our distribution facilities in the United States into one primary streamlined centrally-located facility and one facility in California, primarily serving our S&P customers, which will reduce costs going forward. We believe we will continue to benefit from these and other operational improvements.

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
Business Seasonality
While our B2B and B2C customers typically operate in highly-seasonal businesses, our Channel & Dropship and S&P divisions are less affected by the holidays. We have historically experienced only moderate seasonality in our business, particularly during the fourth quarter, which coincides with Cyber Monday (the first Monday after Thanksgiving, when online retailers typically offer holiday discounts), and as our customers build up their inventories in anticipation of the holiday season and for which we have related promotional marketing campaigns. Additionally, plans for growth in E-Commerce and more regularity in the B2B division will likely result in more consistent trends around the winter months, and the industry related holidays. For the year ended December 31 2020, seasonality was largely impacted by the COVID-19 pandemic. While we typically experience a substantial increase in sales for the "4/20" industry holiday, we saw a very minimal increase as our retail [brick and mortar] operations were closed and many of our B2B customers were closed for business as well. We also noticed increased revenue in the third quarter of 2020, as compared to the second quarter of 2020, which was largely driven by the lifting of quarantine restrictions and reopening of many businesses that previously were closed temporarily due to the pandemic. If these trends continue, we expect B2B and B2C retail sales to return to and exceed pre-COVID-19 revenue figures as the COVID-19 vaccines become more readily available.
Human Capital Resources

As of December 31, 2020, we had 264 full-time employees. Approximately 189 were employed in the U.S. and 75 were employed in Europe. None of our employees are represented by a labor union. We have never experienced a labor-related work stoppage.

As we mention in our core operating strategies, we aim to be the employer of choice, as our employees are the key drivers of our success. We aim to recruit, train, promote and retain the most talented and success-driven personnel in the industry. Our industry knowledge and scale provide opportunities for our employees to obtain structured training and career path opportunities across all departments and positions. We are a company built and based on trust, sincerity, respect, commitment, and fairness, and we strive to create a work environment that is friendly, open, and co-operative.

Employee Health and Safety during COVID-19

The health and safety of our employees is a top priority for us. During COVID-19, we were deemed an essential industry and as a result, we were very active in monitoring and tracking all relevant data, including guidance from local, national, and international health agencies. Our actions included:

•Allowing employees to work remotely where feasible;
•Implemented enhanced safety measures including mandatory face coverings, physical distance requirements, temperature checks, deep cleaning and disinfectant protocols, and hand sanitizing stations for employees continuing critical on-site work at all locations;
•Provide employee-wide training on COVID-19 safety measures;
•Restrict company travel to essential business travel that requires prior multi-level approvals.

Our Human Resources department is continuing to communicate to our employees as more information is available and continues to evaluate our operations considering federal, state, and local guidance.

Diversity and Inclusion

We are committed to diversity and inclusion across all aspects of our company. We have developed a diversity and inclusion committee (led by our employees) that is centered on educating our employees on the benefits of a diverse workforce, reducing the risk of bias and ensuring that everyone owns responsibility for inclusive behaviors and actions across the organization. We have established hiring principles that focus on our mission to hire people from diverse backgrounds who will add to our culture.

Culture and Engagement

Everything we do is powered by our vision and core values and our culture reflects that. As a result, we enjoy a highly motivated and skilled work force committed to our company. In 2020, we held our first employee engagement survey, and in consultation with our employees we have addressed several opportunities to further improve our culture. By being open, honest, and transparent, our employees feel more actively engaged in our success.

Total Rewards and Pay Equity

We strive to attract and retain diverse, high caliber employees who raise the talent bar by offering competitive compensation and benefit packages, regardless of their gender, race, or other personal characteristics. We regularly review and survey our compensation and benefit programs against the market to ensure we remain competitive in our hiring practices. We provide employee salaries that are competitive and consider factors such as an employee’s role and experience, the location of their job and their performance. In addition to our competitive salaries, to enhance our employees’ sense of participation in the company and to further align their interests with those of our stockholders, we offer equity packages to a broad set of key employees.

Development and Retention

We strive to hire, develop, and retain talent that continuously raises the performance bar. We encourage, support, and compensate our employees based on our philosophy of recognizing and rewarding exceptional performance. We believe that performance and development is an ongoing process in which all employees should be active participants. In 2020, we rolled out key performance goals for all employees linked to their compensation and have begun work on a Greenlane Learning and Development curriculum that will include a blended approach to both in person and virtual learning.

Competition

Business-to-Business. We operate in an evolving industry in which the market and its participants remain highly fragmented. Although it is difficult to find reliable independent research, we believe there is a vast number of potential B2B customers in North America comprised of independent retail shops, specialty retailers, licensed cannabis dispensaries and regional retailer chains.. We currently serve over 8,000 of these locations. Our B2B customers compete primarily on the basis of the breadth, style, quality, pricing and availability of merchandise, the level of customer service, brand recognition and loyalty. We successfully reach our B2B customers through our direct sales force and other marketing initiatives, and provide them with our strategically-curated mix of brands and products, merchandise planning strategies and exceptional customer service. Among vaporizer product distributors, we compete against both suppliers and other distributors. A number of suppliers choose to distribute directly in some sales channels and may also operate their own e-commerce platforms. We face competition from many small privately-owned regional distributors that carry a narrow range of products. We believe there are only a select few wholesale distributors carrying a complete line of premium vaporization products and consumption accessories.

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

Trademarks

We own a number of registered trademarks and service marks, including without limitation, Greenlane, Higher Standards, VIBES, Aerospaced, Groove, Pollen GearTM, and most recently Eyce. Solely for convenience, trademarks and trade names referred to in this Form 10-K may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. In addition, this Form 10-K contains trade names, trademarks and service marks of other companies that we do not own. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies. We believe our largest trademarks are widely recognized throughout the world and have considerable value. The duration of trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

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

Our directors’ and officers’ liability insurance policy we chose to maintain covers only non-indemnifiable individual executive liability, often referred to as “Side A,” and does not provide individual or corporate reimbursement coverage, often referred to as “Side B” and “Side C,” respectively. The Side A policy covers directors and officers directly for loss, including defense costs, when corporate indemnification is unavailable. Side A-only coverage cannot be exhausted by payments to the Company, as the Company is not insured for any money it advances for defense costs or pays as indemnity to the insured directors and officers. As a result, we currently do not have insurance coverage for, and directly self-funded with cash on hand, our litigation defense costs for actions like those described under "Item 3—Legal Proceedings".

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

We believe the continuing trend of states’ legalization of medicinal and adult-use cannabis is likely to contribute to an increase in the demand for many of our products. In the 2020 election, voters approved ballot initiatives legalizing adult-use cannabis in New Jersey, Arizona, Montana and South Dakota. Voters also approved initiatives legalizing medical marijuana in Mississippi and South Dakota. Other states appear likely to legalize either medical or adult-use cannabis in 2021 and beyond. However, we can provide no assurances that additional states will legalize cannabis.

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

In response to health concerns and concerns about people under the age of eighteen using vaping products, several localities, states, and the federal government have enacted measures restricting the sale of certain types of vaping products. For example, on December 20, 2019, legislation was signed into law that raised the federal minimum age of sale for tobacco products from 18 to 21. As another example, on January 2, 2020, the United States Food and Drug Administration ("FDA") announced a new policy prioritizing enforcement against certain unauthorized flavored e-cigarette products that appeal to minors, including fruit and mint flavors, as well as of any other products that are targeted to minors. More recently, as discussed below, the FDA announced its intention to take enforcement measures related to ENDS products offered for sale after September 9, 2020 for which the manufacturer has not submitted a premarket tobacco product application ("PMTA"). Additionally, some state, provincial, and local governments have enacted or plan to enact laws and regulations that restrict the sale of certain types of vaping products. For example, several states and localities have implemented bans on certain flavored vaping products in an effort to reduce the appeal of such products to minors and some localities have banned the sale of nicotine vaping products entirely. Other states, including Arkansas, Maine, Utah, and Vermont have banned the sale of vaporizers direct to consumers through mail. These new vaping laws are rapidly shifting and, in some instances, have been repealed or narrowed as the result of successful legal challenges. Laws banning certain vaping products or restricting the manner in which they may be sold have been adopted in Arkansas, Massachusetts, New York, New Jersey, Maryland, Rhode Island, Vermont, Utah and Maine among other jurisdictions. Taken together, these federal, state, and provincial restrictions on vaping products materially and adversely affect our revenues. The ultimate impact of these policy developments will depend upon, among other things, the types and quantities of products we sell that are encompassed by each ban, the success of legal challenges to the bans, our suppliers' actions to adapt to actual and potential regulatory changes, and our ability to provide alternative products.

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

The Consolidated Appropriations Act, 2021, which was signed into law on December 27, 2020, contains provisions that prohibit the mailing of electronic nicotine delivery systems ("ENDS") through the United States Postal Service (“USPS”) and place certain regulatory requirements on shipment of ENDS through other carriers. Certain private carriers, including UPS and FedEx, also have policies restricting or prohibiting the shipment of many vaporization products we sell. If a substantial volume of the products we carry cannot be shipped by the USPS or private carriers, or we must comply with burdensome policies and regulations, our shipping costs could increase materially and we could lose our ability to deliver products to customers in a timely and economical matter.

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

Risks Related to Our Business and Industry

We have experienced rapid growth, both domestically and internationally, and expect continued future growth, including growth from additional acquisitions. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately. Furthermore, our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity, and teamwork fostered by our culture, and our business may be materially and adversely affected.

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

Vaporizer products comprise a significant portion of our product portfolio. Many of these products have only recently been introduced to the market and are at an early stage of development. These products represent core components of a niche market that is evolving rapidly, is characterized by a number of market participants and is subject to regulatory oversight and a potentially fluctuating regulatory framework. Rapid growth in the use of, and interest in, vaporizer products is recent, and may not continue on a lasting basis. The demand and market acceptance for these products is subject to a high level of uncertainty, including, but not limited to, changes in governmental regulation, developments in product technology, perceived safety and efficacy of our products, perceived advantages of competing products and sale and use of materials that can be vaporized, including in the expanding legal state cannabis markets. For example, recent concerns about EVALI and youth use of vaporizers have, by some metrics, negatively impacted demand for vaporizers and led to laws and regulations restricting the sale of certain products in different markets. Therefore, we are subject to many of the business risks associated with a new enterprise in a niche market. Continued technical evolution, market uncertainty, evolving regulation and the resulting risk of failure of our new and existing product offerings in this market could have a material adverse effect on our ability to build and maintain market share and on our business, results of operations and financial condition. Further, there can be no assurance that we will be able to continue to compete effectively in this marketplace.

We depend on third-party suppliers for our products and may experience unexpected supply shortages which could have a material adverse effect on our business.

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

A significant percentage of our revenue is dependent on sales of products, primarily vaporizers and related components, that we purchase from a small number of key suppliers, including JUUL Labs, PAX Labs, Grenco Science, and Storz & Bickel. For example, products manufactured by JUUL Labs represented approximately 8.8% and 38.6% of our net sales in the years ended December 31, 2020 and 2019, respectively, and products manufactured by PAX Labs represented approximately 14.5% and 11.1% of our net sales in the years ended December 31, 2020 and 2019, respectively. Products manufactured by Grenco Science represented approximately 13.5% and 6.3% of our net sales in the years ended December 31, 2020 and 2019, respectively, and products manufactured by Storz & Bickel represented approximately 12.7% and 7.4% of our net sales in the years ended December 31, 2020 and 2019, respectively. A decline in sales of any of our key suppliers’ products, whether due to decreases in supply of, or demand for, their products, termination of our agreements with them, regulatory actions or otherwise, could have a material adverse impact on our sales and earnings and adversely affect our business.

The FDA has and may continue to implement regulations that significantly limit our ability to sell certain types of ENDS products. Additional regulatory actions may further impact our ability to sell these products in the United States or online.

Any regulatory action by the FDA that adversely affects the sale or distribution of Electronic Nicotine Delivery Systems ("ENDS") products may have a material adverse effect on our business, results of operations and financial condition.

For many years, ENDS in general, and ENDS produced by JUUL Labs in particular, have been subject to intense regulatory scrutiny at all levels of government. Dating back to at least 2018, the FDA has undertaken a number of initiatives designed to limit the appeal and availability of ENDS to minors. These actions include crackdowns on retailers identified as having sold ENDS to minors, among other steps. As a result of public pressure, JUUL Labs took numerous steps to address regulators' concerns, including deleting social media accounts and ceasing the sale of certain flavored JUUL products.
On December 20, 2019, the President signed legislation to amend the Federal Food, Drug, and Cosmetic Act (“FFDCA”), and raise the federal minimum age of sale of tobacco products (including ENDS products) from 18 to 21 years. Although many states had already established a minimum age of 21 years, our sales could be adversely impacted by this change in federal law.

In January 2020, FDA issued a guidance document titled Enforcement Priorities for Electronic Nicotine Delivery Systems ("ENDS") and Other Deemed Products on the Market Without Premarket Authorization (“ENDS Enforcement Guidance”). According to the ENDS Enforcement Guidance, FDA intends to prioritize enforcement against (1) flavored, cartridge-based ENDS products (except tobacco or menthol flavored products), (2) all other ENDS products for which the manufacturer has or is failing to take adequate measures to prevent minors’ access, and (3) any ENDS product targeted to minors or whose marketing is likely to promote use by minors. FDA also intends to prioritize any ENDS product offered for sale after May 12, 2020 for which the manufacturer has not submitted a premarket application. As discussed below, this date was later shifted to September 9, 2020. The FDA has taken actions against manufacturers that have continued to market ENDS without submitting a premarket authorization application.

The ENDS Enforcement Guidance had the effect of prohibiting the sale of certain products we sell, including mint flavored products from JUUL Labs and other flavored ENDS. We expect that our sales will be adversely impacted by this prohibition. Products impacted by the ENDS Enforcement Guidance represented less than 0.1% and 17.8% of our net sales for the years ended December 31, 2020 and 2019, respectively.

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

The Tobacco Control Act and FDA’s implementation of regulations require regulatory approvals before certain products may be sold and restrict the way tobacco product manufacturers, retailers, and distributors can advertise and promote tobacco products, including a prohibition against free samples or the use of vending machines, requirements for presentation of warning information, and age verification of purchasers.

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

The FDA has announced its intention to take enforcement measures related to ENDS products offered for sale after September 9, 2020 for which the manufacturers had not submitted a PMTA. Following that date, the FDA did in fact take actions against certain manufacturers of ENDS products for which a PMTA had not been submitted. Accordingly, and in light of the laws noted above, premarket authorizations will be necessary for us to continue our distribution of certain vaporizer hardware and accessories that meet the FDA's definition of ENDS. While we do not believe vaporizers intended for use with non-tobacco substances meet the FDA's definition of ENDS, it is possible that the FDA could require premarket authorization for such products.

Our suppliers who make vaporizers subject to FDA regulation must timely file applications for the appropriate authorizations so that we may continue selling their products in the United States. We have no control over the content of those applications, and we have no assurances that the outcome of the FDA’s review will result in authorization of the marketing of these products. If the FDA establishes or applies review standards or processes that our suppliers are unable or unwilling to comply with, our business, results of operations, financial condition and prospects would be adversely affected.

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

Additionally, as discussed elsewhere in these Risk Factors and under the heading Regulatory Developments, the Consolidated Appropriations Act, 2021 expanded the range of products encompassed by the Prevent All Cigarette Trafficking

Act to include ENDS. This development could severely restrict our ability to ship many of the products we sell, as well as place costly regulatory burdens on such shipments.

At the state level, over 25 states have implemented statewide regulations that prohibit vaping in public places. As discussed elsewhere in these Risk Factors and under the heading Regulatory Developments, a number of states and cities have also implemented bans or restrictions on the sale of flavored tobacco products, including vaping liquids and menthol cigarettes. There may, in the future, also be increased regulation of additives in smokeless products and internet sales of vaporization products and certain other consumption accessories. The application of either or both of these federal laws, and of any new laws or regulations which may be adopted in the future at a state, provincial or local level, to vaporization products, consumption accessories or such additives could result in additional expenses and require us to change our advertising and labeling, and methods of marketing and distribution of our products, any of which could have a material adverse effect on our business, results of operations and financial condition.

Canada

On May 23, 2018, the Tobacco and Vaping Products Act (“TVPA”) became effective, and now governs the manufacture, sale, labeling and promotion of vaping products sold in Canada. The TVPA replaced the former Tobacco Act (Canada) and established a legislative framework that applies to vaping products, whether or not they contain nicotine. While the TVPA prescribes high-level requirements in relation to vaping products, the Government of Canada has yet to implement regulations the full set of regulations that will ultimately address the standards, testing methods, reporting requirements, packaging and labeling requirements, and other obligations with which vaping products will be required to comply. Accordingly, absent any such regulations, there is a lack of visibility as to the specific compliance regime that will apply to vaping products in the future. As such, there can be no assurance that we will initially be in total compliance, remain competitive, or financially able to meet future requirements administered pursuant to the TVPA.

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

On July 1, 2020, Health Canada’s “Vaping Products Labeling and Packaging Regulations” (the “VPLPR”) came into effect; requiring (1) all vaping products containing nicotine to display a standardized nicotine concentration statement and health warning about the addictiveness of nicotine; (2) products containing nicotine to be packaged in child-resistant containers and display a toxicity warning and first aid treatment statement; and (3) the display of a list of ingredients contained in the vaping substances, regardless of nicotine content. On July 14, 2020, Health Canada issued a guidance document on vaping products titled, “Industry Guide to vaping products subject to the Canada Consumer Product Safety Act” (the “CCPA Guidance”). The CCPA Guidance provided clarity on requirements under the Canada Consumer Product Safety Act (“CCPSA”) for vaping products that are manufactured, imported, advertised, or sold in Canada. The CCPA Guidance provided clarity on the requirements of the VPLPR and the authority of the CCPSA to address safety issues posed by a vaping product not marketed for therapeutic use or by a cannabis accessory (such as a vaporizer represented to be used in the consumption of cannabis) not marketed for a therapeutic use.

In addition to federal regulations, several provinces, including Alberta, British Columbia, Nova Scotia, Ontario, Prince Edward Island (“PEI”), Quebec, and Saskatchewan, have passed regulations fully restricting or limiting the advertising and sales of certain types of nicotine vaping products. Notably, in Prince Edward Island, as of March 1, 2020, the minimum age for purchasing nicotine products increased to age 21, and on August 11, 2020, PEI adopted a regulation to ban the sale of all flavored vaping products, effective March 1, 2021. Other provinces continue to review the prospect of adopting new regulations addressing nicotine vaping products.

In addition to the federal level and provincial regulations noted above, on December 18, 2020, Health Canada proposed regulations that would lower the allowable nicotine concentration in nicotine products from 66mg/ml to 20 mg/ml, mirroring the cap in the European Union. Health Canada provided a 75-day public consultation on the proposed new regulations, which ends on March 4, 2021. In addition, Health Canada continues to consider new rules governing flavored vaping products, which could include restricting the use of flavor in nicotine products. The Council of Chief Medical Officers of Health has also issued a statement supporting federal action to create national consistency and provided recommendations for individual provinces and territories.

These developments, together with the passed and proposed federal and provincial regulations may have a material adverse effect on our business, results of operations, and financial condition.

Europe

Throughout Europe, several countries’ laws implementing the European Union Tobacco Products Directive (“TPD”) impose strict regulations on the approval, sale, and advertising of e-cigarettes. While we do not sell or market products that we believe fall within the definition of e-cigarettes in Europe, if vaporization products we sell are found to fall within the scope of laws implementing the TPD, we would be unable to continue selling those products in certain countries, which may have a material adverse effect on our business, results of operations, and financial condition.

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

Demand for the products we distribute could decrease if the trend of our suppliers selling products directly to consumers continues or accelerates.

Retailers and consumers of vaporization products and consumption accessories have historically purchased certain amounts of these products directly from suppliers. Recently, direct to consumer sales of vaporization products and consumption accessories have accelerated, consistent with broader sales trends. If our customers were to increase their purchases of products directly from suppliers, or if suppliers further increase their efforts to sell such products directly to consumers, we could experience a significant decrease in our business, results of operations and financial condition. These, or other developments that remove us from, or limit our role in, the distribution chain, may harm our competitive position in the marketplace and reduce our sales and earnings and adversely affect our business.

We are vulnerable to third-party transportation risks, including governmental laws and common carriers' policies that prevent the shipment of the types of products we sell.

We depend on fast and efficient shipping services to distribute our products. Any prolonged disruption of these services may have a material adverse effect on our business, financial condition and results of operations. Rising costs associated with transportation services used by us to receive or deliver our products, including tariffs, as well as delays as a results of factors outside of our control, including the COVID-19 pandemic, may also have a material adverse effect on our business, financial condition and results of operations.

The Consolidated Appropriations Act, 2021, which was signed into law on December 27, 2020, contains provisions that prohibit the mailing of ENDS through the United States Postal Service (“USPS”) and place certain regulatory requirements on shipment of ENDS through other carriers. Certain private carriers, including UPS and FedEx, also have policies restricting or prohibiting the shipment of many vaporization products we sell. If a substantial volume the products we carry cannot be shipped by the USPS or private carriers, or we must comply with burdensome policies and regulations, our shipping costs could increase materially and we could lose our ability to deliver products to customers in a timely and economical matter. Additionally, rising costs associated with transportation services used by us to receive or deliver our products (including tariffs) and prohibitions on the use of certain shipping services for specified products, may also have a material adverse effect on our business, financial condition and results of operations.

We do not have long-term agreements or guaranteed price or delivery arrangements with most of our suppliers. The loss of a significant supplier would require us to rely more heavily on our other existing suppliers or to develop relationships with new suppliers. Such a loss may have an adverse effect on our product offerings and our business.

While we have exclusive, and non-exclusive, long-term distribution agreements with certain of our suppliers, consistent with industry practice, we do not have guaranteed price or delivery arrangements with most of our suppliers. We generally make our purchases through purchase orders. As a result, we have experienced and may in the future experience inventory shortages or price increases on certain products. Furthermore, our industry occasionally experiences significant product supply shortages, and we sometimes experience customer order backlogs due to the inability of certain suppliers to make available to us certain products as needed. We cannot provide assurances that suppliers will maintain an adequate inventory of products to fulfill our orders on a timely basis, or at all, or that we will be able to obtain particular products on favorable terms, or at all. Additionally, we cannot provide assurances that product lines currently offered by suppliers will continue to be available to us. A decline in the supply or continued availability of the products of our suppliers, or a significant increase in the price of those products, could reduce our sales and negatively affect our operating results.

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

We purchase key products from suppliers prior to the time we receive purchase orders from customers. We do this to minimize purchasing costs, the time necessary to fill customer orders, and the risk of non-delivery. However, we may be unable to sell the products we have purchased in advance. Inventory levels in excess of customer demand have previously and may in the future, result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image and have a material adverse effect on our business, results of operations and financial condition. Conversely, if we underestimate demand for our products or if we fail to acquire the products that we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers, reduce revenue, negatively impact customer relationships and diminish brand loyalty, which in turn could have a material adverse effect on our business, results of operations and financial condition.

Certain of our suppliers provide us with incentives and other assistance that reduce our operating costs, and any decline in these incentives and other assistance could materially harm our operating results.

Certain of our suppliers, including PAX Labs and Storz & Bickel, provide us with trade credit or substantial incentives in the form of discounts, credits and cooperative advertising, among other benefits. We have agreements with many of our suppliers under which they provide us, or they have otherwise consistently provided us, with market price discounts to subsidize portions of our advertising, marketing and distribution costs based upon the amount of coverage we give to their respective products in our catalogs or other advertising and marketing mediums. Any termination or interruption of our relationships with one or more of these suppliers, or modification of the terms or discontinuance of our agreements or arrangements with these suppliers, could adversely affect our operating income and cash flow. For example, the incentives we receive from a particular supplier may be impacted by a number of events outside of our control, including acquisitions, divestitures, management changes or economic pressures affecting such supplier, any of which could materially affect or eliminate the incentives we receive from such supplier.

Our success is dependent in part upon our ability to distribute popular products from new suppliers, as well as the ability of our existing suppliers to develop and market products that meet changes in market demand or regulatory requirements.

Many of the products we sell are generally subject to rapid changes in marketplace demand and regulatory requirements. For example, recent laws and regulations have prohibited the sale of certain types of ENDS products that we previously sold. Our success is dependent, in part, upon the ability of our suppliers to develop and market products that meet these changes. Our success is also dependent on our ability to develop relationships with and sell products from new suppliers that address these changes in market demand or regulatory requirements. To the extent products that address recent changes are not available to us, or are not available to us in sufficient quantities or on acceptable terms, we could encounter increased competition, which would likely adversely affect our business, results of operations and financial condition.

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

Our customers generally place orders on an as-needed basis. Consistent with industry practice, we do not have long-term contracts with most of our customers, other than certain retail chains in Canada and certain state-licensed cannabis businesses in the United States. In addition, our agreements generally do not commit our customers to any minimum purchase volume. Accordingly, we are exposed to risks from potential adverse financial conditions in the vaporization products and consumption accessories industry, a potentially shifting legal landscape, the general economy, a competitive landscape, a changing technological landscape or changing customer needs or any other change that may affect the demand for our products. We cannot assure you that our customers will continue to place orders with us in similar volumes, on the same terms, or at all. Our customers may terminate their relationships with us or reduce their purchasing volume at any time. Our ten largest customers, in the aggregate, represented approximately 9.8% and 17.3% of our net sales for the years ended December 31, 2020 and 2019, respectively. The loss of a significant number of customers, or a substantial decrease in a significant customer’s orders, may have an adverse effect on our revenue.

Changes in our customer, product or competition mix could cause our product margin and results of operations to fluctuate.

From time to time, we may experience changes in our customer mix, our product mix or our competition mix. Changes in our customer mix may result from geographic expansion or contractions, legislative, regulatory or enforcement priority changes affecting the products we distribute, selling activities within current geographic markets and targeted selling activities to new customer sectors. Changes in our product mix may result from marketing activities to existing customers, the needs of existing and prospective customers and from regulatory and legislative changes. Changes in our competition mix may result from well-financed competitors entering into our business segment or existing competitors growing their operations. If customer demand for lower-margin products increases and demand for higher-margin products decreases, our business, results of operations and financial condition may suffer.

Because a majority of our revenues are derived from sales to consumers indirectly through third-party retailers who operate traditional brick-and-mortar locations, the shift of sales to more online retail business could harm our market share and our revenues in certain sectors.

Our current B2B model includes selling our products through third-party retailers. These third-party retailers operate physical brick-and-mortar locations to sell our product to consumers. The current shift in purchasing demographics due to to many factors, including the COVID-19 pandemic and the changing preferences of consumers who are moving from in-store purchases to online purchases creates the additional risks of our current revenue streams being impacted negatively and an overall decrease of market share.

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

We compete in a market that relies on innovation and the ability to react to evolving consumer preferences. The vaporization products and consumption accessories industry, as well as the nicotine industries, are subject to changing consumer trends, demands and preferences. Therefore, products once favored may, over time, become disfavored by consumers or no longer perceived as the best option. Consumers in the vaporizer market have demonstrated a degree of brand loyalty, but suppliers must continue to adapt their products in order to maintain their status among customers as the market evolves. Our continued success depends in part on our ability and our supplier’s ability to continue to differentiate the brand names we represent, own or license and maintain similarly high levels of recognition with target consumers. Trends within the vaporization products and consumption accessories industry change often and our failure to anticipate, identify or react to changes in these trends could, among other things, lead to reduced demand for our products. Factors that have previously and may continue to affect consumer perception of our products include health trends and attention to health concerns associated with tobacco, nicotine, herbs, cannabis or other materials used with vaporizers, price-sensitivity in the presence of competitors’ products or substitute products and trends in favor of new vaporization products or technology consumption accessories products that are currently being researched and produced by participants in our industry. For example, in recent years, we have witnessed a shift in consumer purchases from vaporizers designed for dry herbs to those designed for liquids or wax type concentrates. A failure to react to similar trends in the future could enable our competitors to grow or establish their brands’ market share in these categories before we have a chance to respond.

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

We may not be able to establish sustainable relationships with large retailers or regional or national chains.

In connection with efforts to enter new sales channels, including large retailers and chains, we may have to pay slotting fees based on the number of stores in which our products will be carried. We may not be able to develop these relationships or continue to maintain relationships with large retailers or national chains. Our inability to develop and sustain relationships with large retailers and chains may impede our ability to develop brand and product recognition and increase sales volume and, ultimately, require us to continue to rely on local and more fragmented sales channels, which may have a material adverse effect on our business, results of operations and financial condition. In addition, if we are unable to develop or maintain relationships with large retailers and national chains and such large retailers or chains take market share from the smaller local and more fragmented sales channels, our business, results of operations and financial condition will be adversely impacted.

New products face intense media attention and public pressure.

Many of our vaporizers and other products are new to the marketplace. Since their introduction, certain members of the media, politicians, government regulators and advocacy groups, including independent doctors, have called for and driven the adoption of stringent regulation of the sale of certain products and in some cases, an outright ban of such products pending increased regulatory review and a further demonstration of safety. For example, local and state governments have banned certain types of vaporization products, such as those containing flavored liquid nicotine and flavored hemp-derived CBD. Additional bans of this type would likely have the effect of terminating our sales and marketing efforts of certain products in jurisdictions in which we may currently market or have plans to market such products. Such bans would also likely cause public confusion as to which products are the subject of bans, which confusion could also have a material adverse effect on our business, results of operations and financial condition.

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

The tobacco industry, of which some of our vaporizer products are deemed to be a part, has been under public scrutiny for many years. Industry critics include special interest groups, and many legislators and regulators at the state, federal and provincial levels. A wide variety of federal, state or provincial and local laws limit the advertising, sale and use of tobacco and these laws have proliferated in recent years. Together with changing public attitudes towards tobacco and nicotine consumption, the constant expansion of regulations has been a major cause of the overall decline in the consumption of tobacco products since the early 1970s. These regulations relate to, among other things, the importation of tobacco products and shipping throughout the North American market, increases in the minimum age to purchase tobacco products, imposition of taxes, sampling and advertising bans or restrictions, flavor bans or restrictions, ingredient and constituent disclosure requirements and media campaigns and restrictions on where tobacco can be consumed. Additional restrictions may be legislatively imposed or agreed to in the future. These limitations may make it difficult for us to maintain the sales levels of our regulated vaporizer products.

Moreover, the current trend is toward increasing regulation of the tobacco industry, which is likely to differ between the various U.S. states and Canadian provinces in which we currently conduct business. The continued promulgation of extensive and inconsistent regulation by multiple states or provinces and at different governmental levels could prove to be particularly disruptive to our business as well, as we may be unable to accommodate such regulations in a cost-effective manner that will allow us to continue to compete in an economically-viable way. Tobacco regulations are often introduced without the tobacco industry’s input and have been a significant reason behind reduced sales volumes and increased illicit trade in the tobacco industry. Such regulations also may impact our sales volumes to the extent they apply to the vaporizer products we sell.

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

Some of our products, like the JUUL nicotine vaporizers, contain nicotine, a chemical that is considered to be highly addictive. The Tobacco Control Act empowers the FDA to regulate the amount of nicotine found in tobacco products (including vaporizers), but not to require the reduction of nicotine yields of a tobacco product to zero ; similar legislation in Canada empowers the Canadian government and provincial governments to limit the amount of nicotine in tobacco and vaporizer products. . In addition, the State of California has determined that some chemicals found in certain vaporizers, as well as materials frequently consumed by using vaporizers (such as cannabis), cause cancer and birth defects or other reproductive harm. New federal, state or provincial regulations, whether of nicotine levels or other product attributes, may require us to recall and/or discontinue certain of the products we sell, which may have a material adverse effect on our ability to market our products and have a material adverse effect on our business, results of operations and financial condition.

Significant increases in state and local regulation of our vaporizer products have been proposed and enacted, and are likely to continue to be proposed and enacted in numerous jurisdictions.

As discussed under the heading "Regulatory Developments" above, there has been increasing activity on the state, provincial and local levels with respect to scrutiny of vaporizer products. State and local governmental bodies across the United States have indicated that vaporization products and certain other consumption accessories may become subject to new laws and regulations at the state and local levels. For example, in January 2015, the California Department of Health declared electronic cigarettes and certain other vaporizer products a health threat that should be strictly regulated like tobacco products. Further, many states and cities have enacted regulations that require retailers to obtain a tobacco retail license in order to sell electronic cigarettes and vaporizer products. Many states, provinces and some cities have passed laws restricting the sale of electronic cigarettes and certain other vaporizer products. If one or more states or provinces from which we generate or anticipate generating significant sales of vaporizer products bring actions that prevent us from selling certain or all of our vaporizer products, we would be required to cease sales and distribution of certain products to those states, which could have a material adverse effect on our business, results of operations and financial condition. Additionally, if one or more states or provinces from which we generate or anticipate generating significant sales of vaporizer products bring actions that require us to obtain certain licenses, approvals or permits, and if we are not able to obtain the necessary licenses, approvals or permits for financial reasons or otherwise and/or any such license, approval or permit is determined to be overly burdensome to us, then we may be required to cease sales and distribution of our products to those states, which could have a material adverse effect on our business, results of operations and financial condition.

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

Certain provinces of Canada have passed or propose to pass legislation which will restrict the extent to which e-cigarettes, e-liquid and other vaping products may be displayed or sold. Additionally, Canadian laws require health warnings to be placed on certain vaporizer products, which could reduce the appeal of these products. These regulations and future regulations could have a material adverse effect on our business, results of operations and financial condition.

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

Public health epidemics, pandemics or outbreaks, including the recent COVID-19 pandemic, could materially and adversely affect our business.

Public health epidemics, pandemics or outbreaks, and the resulting business or economic disruptions resulting therefrom, could adversely impact our business as well as our ability to raise capital. In December 2019, COVID-19 was identified in Wuhan, China. The virus has been declared a pandemic by the World Health Organization. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, spread and intensity of the pandemic, the timing and effectiveness of vaccines and other treatments, possible resurgences in COVID-19 cases, and the duration of government measures to mitigate the pandemic, all of which are uncertain and difficult to predict. COVID-19 has and will likely continue to result in social, economic and labor instability in the countries in which we or the third parties with whom we engage operate. While we cannot presently predict the scope and severity of any potential business shutdowns or disruptions, if we or any of the third parties with whom we engage, including the suppliers, manufacturers and other third parties in our global supply chain, were to experience shutdowns or other significant business disruptions, our ability to conduct our business in the manner presently planned could be materially and negatively impacted. For example, our Higher Standards stores in California and New York were closed for several months in 2020 as a result of COVID-19.

The COVID-19 pandemic has also caused, and is likely to continue to cause, severe economic, market and other disruptions worldwide. We cannot assure you that conditions in the bank lending, capital and other financial markets will not deteriorate as a result of the pandemic, or that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings.

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

United States

Currently, in the United States, 38 states and the District of Columbia permit some form of cannabis cultivation, sales, and use for certain medical purposes (“medical states”). Fifteen of those states and the District of Columbia have also legalized cannabis for adults for non-medical purposes (sometime referred to as recreational use). Several medical states may extend legalization to adult use.

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

Since the Cole Memorandum was rescinded, however, U.S. Attorneys have refrained from prosecuting state law compliant marijuana businesses. Current Attorney General Merrick Garland during his confirmation hearings expressed that "It does not seem to me useful the use of limited resources that we have to be pursuing prosecutions in states that have legalized and are regulating the use of marijuana, either medically or otherwise."

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

While the protection of the Joyce Amendment prevents prosecutions of state law compliant medical cannabis activities, it does not make cannabis legal. The protection of the Joyce Amendment depends on its continued inclusion in the federal omnibus spending bill, or in some other legislation, and entities’ strict compliance with the state medical cannabis laws. That protection has been extended through September 30, 2021 through recent appropriations bill. While industry observers expect Congress to extend the protection in future Omnibus Spending Bills, there can be no assurance that it will do so.

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

Canada

On April 13, 2017, the Government of Canada introduced Bill C-45, which proposed the enactment of the Cannabis Act to legalize and regulate access to cannabis. The Cannabis Act proposed a strict legal framework for controlling the production, distribution, sale and possession of medical and recreational adult-use cannabis in Canada. On June 21, 2018, the Government of Canada announced that Bill C-45, received Royal Assent. On July 11, 2018, the Government of Canada published the Cannabis Regulations under the Cannabis Act. The Cannabis Regulations provide more detail on the medical and recreational regulatory regimes for cannabis, including regarding licensing, physical security requirements, product practices, outdoor growing, security, packaging and labelling (including for cannabis accessories), cannabis-containing drugs, document retention requirements, reporting and disclosure requirements, the new access to cannabis for medical purposes regime and industrial hemp. The majority of the Cannabis Act and the Cannabis Regulations came into force on October 17, 2018; additional Cannabis Regulations took effect on October 17, 2017..

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

The Cannabis Act is a relatively new regime that has no close precedent in Canadian law. The effect of relevant governmental authorities’ administration, application and enforcement of their respective regulatory regimes and delays in obtaining, or failure to obtain, applicable regulatory approvals which may be required may significantly delay or impact the development of markets, products and sales initiatives and could have a material adverse effect on our business, financial condition and results of operations.

The federal and state regulatory landscape regarding products containing hemp-derived CBD and other cannabinoids is uncertain and evolving, and new or changing laws or regulations relating to hemp and hemp-derived products could have a material adverse effect on our business, financial condition and results of operations.

In December 2018, the U.S. government changed the legal status of hemp and its derivatives, including hemp-derived CBD and other cannabinoids. The 2018 Farm Bill, which was signed into law by President Trump on December 20, 2018 (Pub.L. 115-334), established a new framework for the regulation of hemp production (defined in the Farm Bill as Cannabis sativa L. with a THC concentration of not more than 0.3 percent on a dry weight basis) and extracts of hemp, including CBD. The law also removed hemp and extracts of hemp from the federal controlled substances schedules. The section of the Farm Bill establishing a framework for hemp production, however, makes clear explicitly that it does not affect or modify the United States Federal Food, Drug, and Cosmetic Act (the “FDCA”), section 351 of the Public Health Service Act (addressing the regulation of biological products), the authority of the Commissioner of the FDA under those laws, or the Commissioner’s authority to regulate hemp production and sale under those laws.

Since passage of the Farm Bill, the FDA has expressed multiple times its position that any cannabis product, whether derived from hemp or otherwise, marketed with a disease claim (e.g., a claim of therapeutic benefit or disease prevention) must be approved by the FDA for its intended use through one of the drug approval pathways prior to it being introduced into interstate commerce. The FDA has also repeatedly stated its position that introducing food or dietary supplements with added CBD (or THC), regardless of source, into interstate commerce is illegal under the FDCA. Although enforcement under the FDCA may be civil or criminal in nature, the FDA has thus far limited its recent enforcement against companies selling CBD products to warning letters alleging various violations of the FDCA, including that the products bear claims that render the products unapproved and misbranded new drugs, that CBD is excluded from the FDCA’s definition of “dietary supplement,” and that the FDCA prohibits the addition of CBD to food. The FDA also tested some of the products, and found that many did not contain the levels of CBD they claimed to contain, which could be the basis for a separate violation of the FDCA. In addition, some states have taken actions to restrict or prohibit the sale of CBD products under state law. The FDA has signaled that it will likely issue further guidance and/or issue regulations concerning CBD products, although the contents and timing of such guidance and regulations remain unknown.

We currently distribute products containing hemp-derived CBD and other cannabinoids. Although the Farm Bill removed hemp and its derivatives from the definition of “marijuana” under the CSA, uncertainties remain regarding the cultivation, sourcing, production and distribution of hemp and products containing hemp derivatives. Certain states prohibit the sale of all or certain types of products containing hemp. The laws and regulations of states that permit the sale of products containing hemp derivatives, such as CBD, impose various requirements, including requirements to obtain certain permits or licenses, related to the marketing, packaging, safety, and sale of products containing hemp derivatives. These laws and regulations are rapidly developing. We may have to quickly adapt our operations to comply with forthcoming and rapidly-shifting federal and state regulations. These regulations could require significant changes to our business, plans or operations concerning hemp-derived products, and could adversely affect our business, financial condition or results of operations. Additionally, while we believe our current operations with respect to hemp derived products such as CBD comply with existing federal and state laws relating to hemp and hemp-derived products in all material respects, legal proceedings alleging violations of such laws could have a material adverse effect on our business, financial condition and results of operations.

We are subject to legislative uncertainty that could slow or halt the legalization and use of cannabis, which could negatively affect our business.

Continued development of the cannabis industry is dependent upon continued legislative authorization of cannabis at the state level, as well as the U.S. government’s continued non-enforcement of federal cannabis laws against state-law-compliant cannabis businesses. Any number of factors could slow or halt progress in this area. Further, progress, while generally expected, is not assured. Well-funded interests, including businesses in the tobacco, alcohol beverage and the pharmaceutical industries, may have a strong economic opposition to the continued legalization of cannabis. The pharmaceutical industry, for example, is well funded with a strong and experienced lobby that eclipses the funding of the cannabis movement. Any inroads legalization opponents could make in halting the impending cannabis industry could have a detrimental impact on our business. While there may be ample public support for legislative action, numerous factors impact the legislative process. Any one of those factors could slow or halt the continued legalization and use of cannabis, which would negatively impact our business.

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

We believe our sales do not violate the Federal Paraphernalia Law in any material respect. First, we understand that a substantial majority of the products we offer and sell were and are not primarily intended or designed for any purpose not permitted by the Federal Paraphernalia Law. Indeed, most of the manufacturers whose products we sell disclaim that the products are for use with cannabis. Second, we restrict the sale of certain products — those that may have been primarily intended or designed for use with cannabis — to comply with the Federal Paraphernalia Law’s exemption for sales authorized by state law. In particular, we (a) do not sell those products at all into the six states that have maintained complete or near complete cannabis prohibition and (b) limit the sale of those products to licensed cannabis businesses, such as dispensaries, cultivators, and manufacturers, in the nine states that authorize sales of cannabis paraphernalia only through state-licensed cannabis businesses. Third, we have been in business for many years without facing even threatened legal action under the Federal Paraphernalia Law.

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

Officials of the CBP have broad discretion regarding products imported into the United States. Individual shipments of imported products we distribute, as well as similar products, have been detained or seized by the CBP for a variety of reasons, including because the CBP officials inspecting the goods believed such goods were marketed as drug paraphernalia and therefore violated the Federal Paraphernalia Law. Although suppliers or distributors of such products have at times successfully contested such actions of the CBP, such challenges are costly and time consuming. While we would disagree with any conclusion of the CBP that our product sales violate the Federal Paraphernalia Law, we cannot give any assurance that the CBP will not take seize our imports, or that if the CBP seizes any of our goods that the CBP would not seek to impose penalties related to such imports. Should we elect to contest any such seizure, the costs of doing so could be substantial and there are no assurances we would prevail in a contested proceeding. Additionally, the cost and/or results of any such contest could adversely impact our business, financial condition or results of operations. Additionally, if the CBP fails to release seized products, we may no longer be able to ensure a sellable supply of some of our products, which could have a material adverse impact on our business, financial condition and results of operations.

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

Financial transactions involving proceeds generated by cannabis-related activities can form the basis for prosecution under the U.S. federal money laundering statutes, unlicensed money transmitter statutes and the U.S. Bank Secrecy Act. Guidance issued by FinCEN clarifies how financial institutions can provide services to cannabis-related businesses consistent with their obligations under the Bank Secrecy Act. Furthermore, since the rescission by U.S. Attorney General Jeff Sessions on January 4, 2018 of the Cole Memorandum, U.S. federal prosecutors have had greater discretion when determining whether to charge institutions or individuals with any of the financial crimes described above based upon cannabis-related activity. As a result, given these risks and their own related disclosure requirements, some banks remain hesitant to offer banking services to cannabis-related businesses. Consequently, those businesses involved in the cannabis industry continue to encounter difficulty establishing banking relationships. Indeed, we have been asked to close bank accounts due to our activity in the cannabis industry. We may become unable maintain stable banking relationships, which would create significant challenges in operating our business, increase our operating costs, pose additional operational, logistical and security challenges, and result in our inability to implement our business plan. Additionally, if our more significant customers to are unable maintain their current banking relationships, we might not be able to continue transacting with such customers.

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

In addition to federal excise taxes, every state and certain city and county governments have imposed substantial excise taxes on sales of tobacco products, and many have raised or proposed to raise excise taxes in recent years. Tax increases, depending on their parameters, may result in consumers switching between tobacco products or depress overall tobacco consumption, which is likely to result in declines in overall sales volumes in certain of our products.

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

If countries, states, and provinces continue the trend of imposing, expanding, and increasing taxes on vaporizer products, it could materially and adversely affect our business.

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

We may become involved in regulatory or agency proceedings, investigations, prosecutions, and audits.

Our business, and the business of the suppliers from which we acquire the products we sell, requires compliance with many laws and regulations in many jurisdictions globally across multiple product categories and regulatory regimes. Failure to comply with these laws and regulations could subject us or such suppliers to regulatory or agency proceedings, investigations, or prosecutions, and could also lead to damage awards, fines and penalties. We or such suppliers may become involved in a number of government proceedings, investigations and audits. The outcome of any government proceedings, investigations, prosecutions, audits, and other contingencies could harm our reputation or the reputations of the brands that we sell, require us to take, or refrain from taking, actions that could harm our operations or require us to pay substantial amounts of money, harming our financial condition. There can be no assurance that any pending or future regulatory or agency proceedings, investigations and audits will not result in substantial costs or a diversion of management’s attention and resources or have a material adverse impact on our business, financial condition and results of operations.

We are subject to increasing international control and regulation.

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

If the United States ratifies the FCTC and/or national laws are enacted in the United States that reflect the major elements of the FCTC, our business, results of operations and financial condition could be materially and adversely affected. In addition, if any of our vaporization products or consumption accessories become subject to one or more of the significant regulatory initiatives proposed under the FCTC or any other international treaty, our business, results of operations and financial condition may also be materially adversely affected.

We currently distribute products across Canada and Europe, in addition to distributing products in select international markets. As part of our strategy, we anticipate further international expansions. Future expansions may subject us to additional or increasing international regulation, either by that country’s legal requirements or through international regulatory regimes, such as the FCTC, to which those countries may be signatories.

Countries’ laws implementing the European Union Tobacco Products Directive (“TPD”) impose strict regulations on the approval, sale, and advertising of e-cigarettes. Although we do not sell or market any material quantities of products classified as e-cigarettes in Europe, countries could enact new laws implementing the TPD or other laws or regulations that re-classify and/or restrict the products we may sell or market in Europe. Any future measures that limit our ability to market or sell vaporization products or other consumption accessories in Europe may have a material adverse effect on our business, results of operations, and financial condition.

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

“Big tobacco” and other well-resources competitors are continuing to establish its presence in the vaporization products and consumption accessories market. There can be no assurance that our products will be able to compete successfully against these companies or any of our other competitors, some of which have far greater resources, capital, experience, market penetration, sales and distribution channels than us. In addition, if large online retailers such as Amazon establish their presence in the vaporization products and consumption accessories market, our sales through both our direct to consumer e-commerce channel and our business-to-business wholesale channel may be harmed. Competitors, including “big tobacco” and large online retailers, may also have more resources than us for advertising, which could have a material adverse effect on our ability to build and maintain market share, and thus have a material adverse effect on our business, results of operations and financial condition.

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
•regulatory developments that limit or expand the products we may sell, or the manner in which those products may be transported;
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

In the ordinary course of business, we have and in the future may become the subject of various claims, lawsuits and governmental proceedings seeking damages or other remedies concerning our commercial operations, the products we distribute, our employees and other matters, including potential claims by individuals alleging exposure to hazardous materials as a result of the products we distribute. Some of these claims may relate to the activities of businesses that we have acquired, even though these activities may have occurred prior to our acquisition of the businesses. The products we distribute may contain lithium ion or similar type batteries that can explode or release hazardous substances. In addition, defects in the products we distribute could result in death, personal injury, property damage, pollution, release of hazardous substances or damage to equipment and facilities. Actual or claimed defects in the products we distribute may give rise to claims against us for losses and expose us to claims for damages.

We maintain insurance to cover certain of our potential losses, and we are subject to various self-retentions, deductibles and caps under our insurance. We face the following risks with respect to our insurance coverage:

•we may not be able to continue to obtain insurance on commercially reasonable terms;
•we may incur losses from interruption of our business that exceed our insurance coverage;
•we may be faced with types of liabilities that will not be covered adequately or at all by our insurance;
•our insurance carriers may not be able to meet their obligations under the policies;
•our existing Directors & Officers insurance does not provide coverage for claims against the company or identifiable claims against its officers and directors, including the types of claims asserted against us in the securities litigation discussed in Item 3 of this Form 10-K; accordingly, we are required to fund the costs of defending such litigation and the costs of any recovery by the plaintiffs in the event that such litigation is resolved in a manner adverse to us; or
•the dollar amount of any liabilities may exceed our policy limits.

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

The tobacco and e-cigarette industries have experienced and continue to experience significant product liability litigation and other claims, such as those related to marketing of tobacco and e-cigarettes to minors. As a result of their relative novelty, electronic cigarette, vaporizer product and other consumption product manufacturers, suppliers, distributors and sellers have only recently become subject to litigation. While we have not been a party to any product liability litigation, several lawsuits have been brought against other manufacturers and sellers of smokeless products for injuries to health allegedly caused by use of smokeless products. We may be subject to similar claims in the future relating to our vaporizer products. We may also be named as a defendant in product liability litigation against one of our suppliers by association, including in class action lawsuits. In addition, we may see increasing litigation over our vaporizer products or the regulation of our products as the regulatory regimes surrounding these products develop. For example, California’s Proposition 65 (“Prop 65”) requires the State of California to identify chemicals that could cause cancer, birth defects, or reproductive harm, and businesses selling products in California are then required to warn consumers of any possible exposure to the chemicals on the list. The State of California and private plaintiffs have been active in enforcing Prop 65 against companies in the tobacco, nicotine, cannabis, and vaporization industries. We may face substantial costs due to increased product liability litigation relating to new regulations or other potential defects associated with our vaporizer and other consumption products, including litigation arising out of faulty devices or improper usage, which could have a material adverse effect on our business, results of operations and financial condition.

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

Federal, provincial and state laws require us to safeguard our customers’ financial information, including credit information, as well as our employees' information. Although we have established security procedures to protect against identity theft and the theft of information of our customers, distributors, consumers, and employees, our security and testing measures may not prevent security breaches and breaches of privacy may occur, which would harm our business. Typically, we rely on encryption and authentication technology licensed from third parties to enhance transmission security of confidential information in relation to financial and other sensitive information that we have on file. Advances in computer capabilities, new discoveries in the field of cryptography, inadequate facility security or other developments may result in a compromise or breach of the technology used by us to protect customer data. Any compromise of our security could harm our reputation or financial condition and therefore, our business. In addition, a party who is able to circumvent our security measures or exploit inadequacies in our security measures, could, among other effects, misappropriate proprietary information, cause interruptions in our operations or expose customers and other entities with which we interact to computer viruses or other disruptions. Actual or perceived vulnerabilities may lead to claims against us. To the extent the measures we have taken prove to be insufficient or inadequate, we may become subject to litigation or administrative sanctions, which could result in significant fines, penalties or damages and harm to our reputation.

If the methodologies of Internet search engines are modified, traffic to our websites and corresponding consumer origination volumes could decline.

We depend in part on various Internet search engines, including Google® and others to direct a significant amount of traffic to our websites. Our ability to maintain the number of visitors directed to our websites by search engines through which we distribute our content is not entirely within our control. Our competitors’ search engine optimization (“SEO”) efforts may result in their websites receiving a higher search result page ranking than ours, or Internet search engines could revise their methodologies, which could adversely affect the placement of our search result page ranking. If search engine companies modify their search algorithms in ways that are detrimental to our consumer growth or in ways that make it harder for our customers to access or use our websites, or if our competitors’ SEO efforts are more successful than ours, our consumer engagement and number of consumers could decline. Any reduction in the number of consumers directed to our websites could negatively affect our ability to earn revenue. If traffic on our websites declines, we may need to employ more costly resources to replace lost traffic, and such increased expense could adversely affect our business, results of operations and financial condition.

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

Although we currently hold a number of patents on our products, we generally rely on patents on the products of our suppliers as well as their efforts in successfully defending third-party challenges to such products. Third parties have in the past infringed, and may in the future infringe, on our patents and our suppliers' patents. Our ability to maintain and enforce our patent rights, and the ability of our suppliers, licensors, collaborators and manufacturers to maintain and enforce their patent rights, against third-party challenges to their validity, scope or enforceability plays an important role in determining our future. There can be no assurances that we will ever successfully file or receive any patents in the future, and changes in either the patent laws or in interpretations of patent laws in the United States or other countries may diminish the value of the intellectual property rights of the products we distribute, license or own. Accordingly, we cannot predict with any certainty the range of claims that may be allowed or enforced concerning the products that we sell.

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

Unless and until the market price of our Class A common stock recovers significantly, we may not be in a position to fund our liquidity needs by accessing the public markets. If we are not able to fund our operations with cash on hand, we may be required to seek other financing sources, including debt financing, the amount of which may be substantial. In the past, because of the nature of our industry, we have had difficulties establishing relationships with certain financial institutions and may continue to face such difficulties. As a result, indebtedness or other forms of financing may not be available to us on attractive terms or at all. Furthermore, we may have to seek financing from non-traditional sources such as private equity and hedge funds, which may require us to give up significant governance or other rights or agree to economic and other terms that are not favorable.

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

For the years ended December 31, 2020 and 2019, we derived 20.8% and 16.2%, respectively, of our net sales from outside the United States, primarily in Canada and certain European countries. We intend to increase our international sales, both as to the dollar amount and as a percentage of our net sales and operations in the future. As a result, we are subject to numerous evolving and complex laws and regulations which apply, among other things, to financial reporting standards, corporate governance, data privacy, tax, trade regulations, export controls, competitive practices, labor, health and safety laws, laws regarding controlled substances, laws regarding drug paraphernalia, and regulations in each jurisdiction in which we operate. We are also required to obtain permits and other authorizations or licenses from governmental authorities for certain of our operations and we or our suppliers’ must protect our intellectual property worldwide. In the jurisdictions in which we operate, we need to comply with various standards and practices of different regulatory, tax, judicial and administrative bodies.

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

On August 14, 2017, then President Trump instructed the U.S. Trade Representative (“USTR”) to determine under Section 301 of the U.S. Trade Act of 1974 (the “Trade Act”) whether to investigate China’s laws, policies, practices or actions that may be unreasonable or discriminatory and that may be harming American intellectual property rights, innovation or technology development. On March 22, 2018, based upon the results of its investigation, the USTR published a report finding that the acts, policies and practices of the Chinese government are unreasonable or discriminatory and burden or restrict U.S. commerce.

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

Our future success depends substantially on the continued efforts of our executive officers, as well as our key employees.

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

If we identify appropriate opportunities, we may acquire or invest in technologies, businesses or assets that are strategically important to our business or form alliances with key participants in the vaporization products and consumption accessories industry to further expand our business. However, we may not be successful in identifying suitable acquisition opportunities or completing such transactions. Our competitors may be more effective in executing and closing acquisitions in competitive auctions than us. Our ability to enter into and complete acquisitions may be restricted by, or subject to, various approvals under U.S., Canadian or other applicable law or may not otherwise be possible, may result in a possible dilutive issuance of our securities, or may require us to seek additional financing. We also may experience difficulties integrating acquired operations, technology, and personnel into our existing business and operations. Completed acquisitions may also expose us to potential risks, including risks associated with unforeseen or hidden liabilities, impact to our corporate culture, the diversion of resources from our existing business, and the potential loss of, or harm to, relationships with our suppliers, business relationships or employees as a result of our integration of new businesses. In addition, following completion of an acquisition, our management and resources may be diverted from their core business activities due to the integration process, which diversion may harm the effective management of our business. Furthermore, it may not be possible to achieve the expected synergies or the actual cost of delivering such benefits may exceed the anticipated cost. Any of these factors may have an adverse effect on our business, results of operations and financial condition.

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

Changes to the base rate on our floating rate indebtedness could increase our borrowing costs.

As of December 31, 2020, approximately $7.8 million of our outstanding indebtedness bears interest at floating rates based on the London interbank offered rate (“LIBOR”) and has maturity dates beyond December 31, 2021. In July 2017, the

United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it will stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates. The discontinuation or modification of LIBOR could result in interest rate increases on our debt, which could adversely affect our cash flow, operating results and ability to make distributions to our stockholders at expected levels or at all.

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

Our Chief Executive Officer, Aaron LoCascio, and our Chief Strategy Officer, Adam Schoenfeld, are senior executives and board members, and they and their affiliates beneficially own 100% of our Class C common stock and thereby collectively control approximately 79.3% of the voting power of our common stock.

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

As of March 26, 2021, the founder members own 72,064,218 shares of Class C common stock, which are exchangeable for 24,021,406 shares of Class A common stock in connection with a redemption of the corresponding Common Units, which would represent approximately 56.1% of our total outstanding Class A common stock if all members exchanged their Common Units for Class A common stock, and the members' corresponding Class B common stock and Class C common stock were cancelled. In addition, as of March 26, 2021, the non-founder members own 2,443,437 shares of Class B common stock (including 93,701 shares subject to certain vesting conditions), which are exchangeable for 2,443,437 shares of Class A common stock in connection with a redemption of the corresponding Common Units, which would represent approximately 5.7% of our total outstanding Class A common stock, under the same assumptions as described above. We are party to a registration rights agreement between us and the members, which will require us to effect the registration of their shares in certain circumstances.

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

As a controlled company, we are exempt from certain Nasdaq Marketplace Rules, including those that would otherwise require our board of directors to have a majority of independent directors and require that we either establish a Compensation and Nominating and Corporate Governance Committees, each comprised entirely of independent directors, or otherwise ensure that the compensation of our executive officers and nominees for directors are determined or recommended to the board of directors by the independent members of the board of directors. Accordingly, holders of our Class A common stock will not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq Marketplace Rules. As of the date of this filing, we have not availed ourselves of the controlled company exemptions.

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

The market price of our Class A common stock has been volatile and has declined significantly since our initial public offering and could face more volatility and price declines in the future as a result of a number of factors, many of which are beyond our control. Furthermore, volatility in our stock price may occur regardless of our operating performance. As a result, you may not be able to sell your shares at or above the price you paid and you could lose a substantial part or all of your investment in our Class A common stock. The following factors could affect our stock price:

•general market conditions, including conditions that are outside of our control, such as actions or proposed actions of the new U.S. Presidential administration, international trade disputes that disrupt our supply chain and the impact of health and safety concerns, such as the current COVID-19 outbreak;
•novel and unforeseen market volatility and trading strategies, such as the massive short squeeze rally caused by retail investors on retail trading platforms;
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

As a public reporting company, we are subject to rules and regulations established from time to time by the SEC regarding our internal control over financial reporting. In connection with our assessment of the effectiveness of our disclosure controls and procedures, we identified certain material weaknesses in our internal control over financial reporting, which caused our Chief Executive Officer and Chief Financial Officer to determine that our internal control over financial reporting, as well well our disclosure controls and procedures, were not effective as of December 31, 2020.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2020, the Company has not maintained effective internal control over financial reporting as a result of the existence of material weaknesses. Consequently, management, with the participation of our Chief Executive Officer and Chief Financial Officer, also concluded that our disclosure controls and procedures were not effective as of December 31, 2020 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including, our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Although we are implementing measures to remediate the material weaknesses, we cannot give any assurances that the identified material weaknesses will be remediated on a timely basis or at all or that additional material weaknesses will not be identified in the future in connection with our compliance with the provisions of Section 404 of SOX. Our management may be required to devote significant time and expense to remediate these material weaknesses and any other material weaknesses that may be discovered in the future and may not be able to remediate such material weaknesses in a timely manner. The existence of any future material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations, and cause investors to lose confidence in our reported financial information, any of which could lead to a decline in the per share trading price of our common stock.

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

Our amended and restated certificate of incorporation and our amended and restated bylaws provide that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, other than any action or proceeding that, under applicable law, may only be commenced or prosecuted in another forum, (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees to us or to our stockholders, (iii) any action asserting a claim arising pursuant to the Delaware General Corporation Law or our amended and restated certificate of incorporation or bylaws (iv) any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.
ITEM 2. PROPERTIES

We own our headquarters in Boca Raton, Florida with approximately 50,000 square feet of office space, which includes office space leased to third-party tenants. We have also entered into leases for distribution centers in the United States and Europe, administrative office locations in the United States and Europe, and retail stores in the United States and Europe. We believe that our facilities are adequate for our current global operational needs and we are capable of acquiring or leasing additional space as necessary.

ITEM 3. LEGAL PROCEEDINGS

For information regarding legal proceedings as of December 31, 2020, see "Note 7—Commitments and Contingencies" of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.
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

Holders

As of December 31, 2020, there were approximately 21 stockholders of record of our Class A common stock. Since certain of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of December 31, 2020, there were approximately 17 and 3 stockholders of record of our Class B common stock and Class C common stock, respectively.

Dividends

We have never declared or paid any cash dividend on our Class A common stock. Holders of our Class B common stock and our Class C common stock are not entitled to participate in any dividends declared by our board of directors. We intend to retain any future earnings and do not expect to pay cash dividends in the foreseeable future.

Unregistered Sales of Equity Securities
In August 2020, we issued an aggregate of 15,000 shares of Class A common stock as compensation for certain executive officers. These shares were issued in reliance of an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.
During the fourth quarter of 2020, we issued an aggregate of 100,000 shares of Class A common stock in exchange for an equivalent number of shares of Class B common stock and Common Units of the Operating Company pursuant to the terms of our Amended and Restated Certificate of Incorporation and the Operating Company's Third Amended and Restated Operating Agreement. These shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.
During the fourth quarter of 2020, we issued an aggregate of 150,000 shares of Class A common stock in exchange for 450,000 shares of Class C common stock and 150,000 Common Units of the Operating Company pursuant to the terms of our Amended and Restated Certificate of Incorporation and the Operating Company's Third Amended and Restated Operating Agreement. These shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.
Use of Proceeds from Registered Securities

On April 23, 2019, we completed our IPO of 6,000,000 shares of Class A common stock, which was comprised of 5,250,000 shares of Class A common stock sold by Greenlane and 750,000 shares sold by certain selling stockholders, in each case at a public offering price of $17.00 per share. On April 29, 2019, the underwriters purchased an additional 450,000 shares of Class A common stock from selling stockholders pursuant to the partial exercise of their option to purchase additional shares in the IPO. We received aggregate net proceeds of approximately $79.5 million, after deducting the underwriting discounts and commissions and offering expenses. We used approximately $3.1 million of the proceeds from the IPO to fund a portion of the purchase price of the Conscious Wholesale business acquisition. Effective March 2, 2021, we acquired the assets of Eyce LLC, for which we used approximately $2.5 million of the proceeds from the IPO to fund a portion of the purchase price. We have used and intend to continue using the remainder of the net proceeds for working capital and general corporate purposes, including to fund seller financing and potential contingent payments due under the asset purchase agreement with Eyce LLC, possible investments in, and acquisitions of, complementary companies or their assets, businesses, partnerships, minority investments, products or technologies. Other than as described above, we currently have no other commitments or agreements regarding any such acquisitions or investments. All shares were sold pursuant to a registration statement on Form S-1, as amended (File No. 333-230405), which was declared effective by the SEC on April 17, 2019. Cowen and Company, LLC and Canaccord Genuity LLC served as representatives of the several underwriters in the offering.

ITEM 6. SELECTED FINANCIAL DATA

Not required.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
We are one of the largest global sellers of premium cannabis accessories and liquid nicotine products in the world. We operate as a powerful house of brands, third party brand accelerator and distribution platform for consumption devices and lifestyle brands. We have expanded our global reach, serving the global cannabis, hemp-derived CBD, and liquid nicotine markets with an expansive customer base, generating an average 6 orders per minute from over 1,100 licensed cannabis dispensaries, and 4,100 smoke and vape shops around the world.
Over the course of 2020, we shifted away from a high-volume and low-margin sales mix to a lower-volume and higher-margin mix, with a focus on our Greenlane Brands. As evidence of this shift, sales from nicotine products decreased to 9.5% of total net sales from 39.9%, while Greenlane Brand sales increased to 16.5% of total net sales as for the year ended December 31, 2020, from 8.3% of total net sales for the year ended December 31, 2019. When including 2020 Eyce product sales, which were integrated into our Greenlane Brand products effective March 2, 2021, our Greenlane Brand sales would have represented 19.7% of total net sales for the year ended December 31, 2020. The increased focus on Greenlane Brand sales resulted in a year-over-year growth rate of approximately 49.2% for brands including Vibes Rolling Papers, Marley Natural, K. Haring Glass Collection and Higher Standards, and resulted in an increase in total Greenlane Brand sales of approximately $7.5 million. The significant growth rate was especially evident in the fourth quarter of 2020, wherein:

•Greenlane Brand sales reached a record $6.3 million for the fourth quarter of 2020, or approximately 17.5% of total net sales for the fourth quarter of 2020; when including Eyce product sales, Greenlane Brands reached a record $7.8 million, or approximately 21.4% of total net sales for the fourth quarter of 2020, and
•Vibes Rolling Papers, Marley Natural, K. Haring Glass Collection, and Aerospaced posted record quarterly sales figures with quarter-over-quarter growth of 53.6%, 68.3%, 73.1% and 24.5%, respectively.
Given the emphasis on increased international market penetration, including the marketing of Vibes Rolling Papers in Europe, our recent acquisition of Eyce LLC, and an increasingly diverse product mix including the introduction of new house brands and product lines in the coming years, we believe our brands have the ability to reach customers across multiple markets and demographics. Coupled with recent strategic business arrangements, such as the launch of Canada.Vapor.com and the expansion of Vibes Rolling papers, we expect the growth trend to continue over the coming years.

We have also restructured our commercial departments to allow us to have a more structured and focused approach as we prepare for category maturation. We have made significant investments into our management team by adding seasoned additions to the Sales, Marketing and E-Commerce departments at the Vice President level. Additionally, we have added a field sales department in both the United States and Canada. We feel that this approach will ensure a stronger relationship and insights with our growing brick and mortar account base, as well the ability to develop merchandising solutions and final consumer engagement.
In December 2019, a novel strain of coronavirus known as COVID-19 was reported in Wuhan, China. In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. Since the outbreak of COVID-19, we have closely monitored developments and operated with the health and safety of our employees as the Company's top priority. As of the current date listed on this filing, all of our retail locations are open (although they were closed for portions of 2020), and our B2B revenues have not seen any additional setbacks since the quarter ended June 30, 2020, with the third and fourth quarters reporting sales increases of 29.8% and 27.1% over the second quarter, respectively. Our corporate headquarters in Boca Raton, FL remains open; we implemented social distancing guidelines and continue to adhere to CDC guidelines and recommendations.

Although the impact of the COVID-19 pandemic has not had a significant adverse impact on our operations, we cannot reasonably estimate the length or severity of this pandemic on the macroeconomic environment which we operate in. Accordingly, the extent to which the COVID-19 pandemic will impact our financial condition or results of operations will depend on future developments that of the date of this Form 10-K, include but not limited to the following:

•the duration and intensity of the pandemic, as well as the timing and effectiveness of COVID-19 vaccines and treatments;
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

Merger with KushCo

On March 31, 2020, we announced the entry into an Agreement and Plan of Merger with KushCo with respect to the KushCo Transaction. For more information, see "Note 13—Subsequent Events" of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

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
Inventories

Inventories, consisting of finished products, are primarily accounted for using the weighted-average method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to customers or liquidations. Assumptions about the future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future.

Valuation of Goodwill

Assets acquired and liabilities assumed in business combinations are generally recognized at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recognized as goodwill. Subsequent to acquisition, goodwill is tested at least annually for impairment, or when events or changes in circumstances indicate it is more likely than not that the carrying amount of goodwill may not be recoverable. During the first quarter of 2020, we determined that the estimated fair value of the United States reporting unit was below its carrying value, and we recorded a goodwill impairment charge of approximately $9.0 million, which is included in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2020.

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

The outcome of these matters is inherently uncertain. Therefore, if one or more of these matters were resolved against us for amounts in excess of management's expectations, our results of operations and financial condition, including in a particular reporting period in which any such outcome becomes probable and estimable, could be materially adversely affected. See "Note 7—Commitments and Contingencies" of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional information regarding these contingencies.

Recent Accounting Pronouncements

See "Note 2—Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Results of Operations
The following table presents operating results as a percentage of total net sales:

	Year Ended December 31,
			% of Net sales		Change
	2020	2019	2020	2019	$	%
Net sales:
United States	$112,543	$160,243	81.3%	86.6%	$(47,700)	(29.8)%
Canada	15,457	22,120	11.2%	12.0%	(6,663)	(30.1)%
Europe	10,304	2,643	7.5%	1.4%	7,661	289.9%
Total net sales	138,304	185,006	100.0%	100.0%	(46,702)	(25.2)%
Cost of sales	115,539	153,916	83.5%	83.2%	(38,377)	(24.9)%
Gross profit	22,765	31,090	16.5%	16.8%	(8,325)	(26.8)%

Operating expenses:
Salaries, benefits and payroll taxes	24,909	29,716	18.0%	16.1%	(4,807)	(16.2)%
General and administrative	35,315	23,593	25.5%	12.8%	11,722	49.7%
Goodwill impairment charge	8,996	—	6.5%	—%	8,996	100.0%
Depreciation and amortization	2,520	2,705	1.9%	1.5%	(185)	(6.8)%
Total operating expenses	71,740	56,014	51.9%	30.4%	15,726	28.1%
Loss from operations	(48,975)	(24,924)	(35.4)%	(13.6)%	(24,051)	96.5%

Other income (expense), net:
Change in fair value of convertible notes	—	(12,063)	—%	(6.5)%	12,063	(100.0)%
Interest expense	(437)	(975)	(0.3)%	(0.5)%	538	(55.2)%
Other income, net	1,902	9,073	1.4%	4.9%	(7,171)	(79.0)%
Total other expense, net	1,465	(3,965)	1.1%	(2.1)%	5,430	*
Loss before income taxes	(47,510)	(28,889)	(34.3)%	(15.7)%	(18,621)	64.5%
Provision for income taxes	194	10,935	0.1%	5.9%	(10,741)	(98.2)%
Net loss	(47,704)	(39,824)	(34.4)%	(21.6)%	(7,880)	19.8%
Net loss attributable to non-controlling interest	(33,187)	(11,008)	(24.0)%	(6.0)%	(22,179)	201.5%
Net loss attributable to Greenlane Holdings, Inc.	$(14,517)	$(28,816)	(10.4)%	(15.6)%	$14,299	(49.6)%
*Not meaningful

Net Sales

United States

For the year ended December 31, 2020, our United States operating segment reported net sales of approximately $112.5 million, compared to approximately $160.2 million for the year ended December 31, 2019, representing a decrease of $47.7 million, or 29.8%. The year-over-year decrease was primarily due to a $54.3 million dollar decrease in nicotine product revenue as a result of the January 2, 2020 U.S. Food and Drug Administration's ban on flavored vape pods, which adversely impacted our B2B wholesale revenue channel, coupled with our shift away from a high-volume, low-margin sales mix. This decrease in B2B wholesale revenue was partially offset by an increase in the United States e-commerce net sales of $6.5 million, or an 86.7% year-over-year growth. This $6.5 million increase was primarily driven by an increase in Vapor.com's net sales of approximately $2.6 million, or 87.9%, compared to the prior year, and an aggregate increase in net sales our other websites, such as Higherstandards.com, Marleynatural.com and Gpen.com, of approximately $3.9 million, or 84.6%.
Canada
For the year ended December 31, 2020, our Canadian operating segment reported net sales of approximately $15.5 million, compared to approximately $22.1 million for the year ended December 31, 2019, representing a decrease of $6.7 million, or 30.1%, primarily due to regulatory restrictions on the sale of flavored vape pods. Similar to the results in our United States operating segment, the decrease in net sales in our Canadian operating segment was entirely observed in our B2B wholesale operations, which reported a net sales decrease of approximately $6.7 million, or 34.8%. These impacts were the result of the aforementioned regulatory restrictions, paired with temporary customer store closures resulting from the onset of COVID-19, and the revocation of our PAX exclusivity agreement. On October 27, 2020, we launched Canada.Vapor.com, with the expectation of expanding the results seen from Vapor.com in the United States. We believe that expanding our E-commerce business will provide our Canadian operating segment with higher-margin sales, as we are able to sell products at full retail pricing. We expect to see long-term sustained growth in the customer base; juxtaposing the explosive growth of its United States counterpart, Vapor.com, we expect gradual but healthy and organic growth in Canada.Vapor.com.
Europe

For the year ended December 31, 2020, after completing the first full year of operations since our acquisition of Conscious Wholesale on September 30, 2019, our European operations reported net sales of approximately $10.3 million. Although our European operations endured significant challenges over the course of the year, including a change in leadership personnel in Europe and significant COVID-19 restrictions that adversely impacted retail and supply chain operations, our European operating segment still produced promising results, with record fourth quarter revenue and growth rates. Specifically, net sales for the quarter ended December 31, 2020 were approximately $3.1 million, representing growth of approximately $0.8 million, or 32.4%, over the third quarter of 2020. Additionally, total net sales for our European segment for the last two quarters of 2020 increased by approximately $0.5 million, or 10.9%, compared to the first two quarters of 2020.
Cost of Sales and Gross Margin

For the year ended December 31, 2020, cost of sales decreased by $38.4 million, or 24.9%, as compared to the year ended December 31, 2019. The decrease in cost of sales was primarily due to an overall sales volume decrease of $47.7 million. Refer to Item 7 - "Net Sales" above for additional information on sales volume. This decrease was partially offset by an approximated $11.3 million, or 176.1%, increase in non-merchandise cost of sales for the year ended December 31, 2020, compared to the same period in 2019, primarily due to an increase in damaged and obsolete inventory of approximately $3.2 million in the third quarter of 2020. These charges were related to write-offs and lower of cost or net realizable value adjustments, which were made by management as part of a strategic initiative to free-up warehouse space for products with higher margins and higher marketability, and to increase inventory turnover for certain slow-moving products.
United States
For the year ended December 31, 2020, gross margin was materially impacted by significant damaged and obsolete inventory adjustments during the third quarter of 2020 driven by management's strategic initiatives, mitigating margin improvements from our shift to a lower-volume but higher-margin sales mix. Accordingly, year-over-year gross margin for our United States operating segment decreased to 15.7% for the year ended December 31, 2020, down from approximately 16.7% for the year ended December 31, 2019, representing a $9.1 million decrease in gross profit. Excluding the aforementioned strategic inventory adjustments of $3.2 million during the year ended December 31, 2020, gross profit margin would have increased to 18.5% for the year ended December 31, 2020. There were no equivalent adjustments during the year ended December 31, 2019.
Canada
For the year ended December 31, 2020, gross margin decreased to 15.2% in 2020 from 15.9% for the year ended December 31, 2019, representing a $1.2 million decrease in gross profit. Unlike our United States operating segment, our Canadian operating segment's gross profit margin was not significantly impacted by damaged and obsolete inventory adjustments. However, the gross margin for our Canadian operating segment was hindered by a reduction sales from regulatory restrictions of sales of nicotine products, which accounted for 42.0% of our Canadian operating segment's total revenue for the year ended December 31, 2020 compared to 52.2% of total revenue for the year ended December 31, 2019. The market for these nicotine products has changed drastically, with competitive pricing and discounts driven by the fear of both adverse market conditions resulting from COVID-19 and increased regulation. We expect future shifts in Canadian market away from nicotine products similar to the shifts observed in the United States market during 2020, which will lead to substitution of these low-margin, high-velocity products to high-margin, low-velocity products.
Europe
Through the acquisition of Conscious Wholesale during the third-quarter of 2019, we began operations in the Netherlands and expanded our reach to other European countries. For the year ended December 31, 2020, our European operating segment's gross margin of 26.8% contributed to approximately $2.8 million in gross profit, representing approximately 12.1% of consolidated gross profit. For the quarter ended December 31, 2020, our European operating segment's gross margin of 31.4% was relatively consistent with the prior quarter ended December 31, 2019, in which we reported a gross margin of approximately 31.6%. Our European operating segment's 2020 gross margin was driven by its B2C sales, specifically e-commerce, which accounted for approximately $4.4 million, or 42.4%, of our European operating segment's net sales, compared to B2B revenues, which represented $4.2 million, or 41.0%, of net sales. This shift was primarily influenced by the impact of the COVID-19 pandemic; however, we expect to continue capitalizing on the increase in our E-commerce sales, as these offer our business access to retail pricing and the ability to double margins compared to those of B2B wholesale transactions.
Operating Expenses
Salaries, Benefits and Payroll Taxes
Salaries, benefits and payroll taxes expenses decreased by approximately $4.8 million, or 16.2%, for the year ended December 31, 2020, compared to the same period in 2019, primarily due to a decrease in stock compensation expense of approximately $7.1 million. Specifically, we recognized $0.9 million in stock compensation expense during the year ended December 31, 2020, which was significantly reduced due to actual forfeitures of unvested equity awards held by former officers, as compared to approximately $8.0 million of stock compensation expense during the same period for 2019. This decrease in stock compensation expense was offset by increases of approximately $1.4 million in employee wages, primarily due to securing talent in several senior and executive level roles during the year ended December 31, 2020.
As part of our transformation initiative, we reduced our workforce by an aggregate of 93 employees during the year ended December 31, 2020, primarily in Q1 2020 and Q3 2020. The impact of these reductions in force resulted in a reduction in our salaries, benefits and payroll tax expenses of approximately $3.5 million for the year ended December 31, 2020. These personnel reduction efforts will eliminate approximately $5.8 million of recurring salaries and benefits charges annually.
As we continue to closely monitor the evolving business landscape, including the impacts of COVID-19 on our customers, vendors, and overall business performance, we remain focused on identifying cost-saving opportunities while delivering on our strategy to recruit, train, promote and retain the most talented and success-driven personnel in the industry. Management is continuing to explore opportunities in 2021 to further reduce salary expenses and other operating expenses.
General and Administrative Expenses
General and administrative expenses increased by approximately $11.7 million, or 49.7%, for the year ended December 31, 2020, compared to the same period in 2019. This increase was primarily due to an increase of approximately $2.0 million in subcontractor fees related to our enterprise resource planning ("ERP") system implementation and additional labor associated with the closing and consolidation of our distribution centers; an increase of $2.5 million in third party logistics costs, directly incurred as part of the transition of our distribution centers to our new 3PL facilities in Kentucky and Canada; a loss of approximately $4.5 million related to an indemnification asset which was not probable of recovery; approximately $1.3 million in additional accounting fees, driven by a combination of incremental fees from the change in auditors in the third quarter of 2019, whose fees were substantially higher than the predecessor, and due diligence related to acquisition targets in late 2019 and early 2020; an increase of approximately $1.2 million in severance related costs associated with our restructuring plan during the period; and impairment charges of approximately $0.4 million recorded during the year ended December 31, 2020, related to assets classified as held-for-sale during the year. These increases were offset by a decrease in marketing expenses of approximately $1.0 million, primarily driven by the decrease in trade show activity in fiscal 2020 in direct response to COVID-19 lockdown and social distancing protocols during the period.
Impairment Charge
Due to market conditions and estimated adverse impacts from the COVID-19 pandemic, management concluded that a triggering event occurred in the first quarter of 2020, requiring a quantitative impairment test of our goodwill for our United States and Europe reporting units. Based on this assessment, we concluded that the fair value of our Europe reporting unit exceeded its carrying value and no impairment charge was required. However, the estimated fair value of the United States reporting unit was determined to be below its carrying value, which resulted in a $9.0 million goodwill impairment charge, recorded in the first quarter of 2020. We did not recognize incremental impairment charges to goodwill as a result of our annual impairment assessment as of December 31, 2020.
Depreciation and Amortization Expenses
Depreciation and amortization expense remained relatively consistent for the year ended December 31, 2020, compared to the same period in 2019, only slightly decreasing due to the disposition of fixed assets in connection with our distribution center consolidation initiative in 2020.
Other Income (Expense), Net
Change in fair value of convertible notes.
We accounted for the convertible notes issued in December 2018 and January 2019 at fair value with changes in the fair value recognized in the consolidated statement of operations and comprehensive loss as a component of other income

(expense), net for the year ended December 31, 2019. The convertible notes were converted to shares of Class A common stock in conjunction with the completion of the IPO in April 2019. There were no changes in fair value of convertible notes recognized during the year ended December 31, 2020.
Interest expense.
Interest expense consists of interest incurred on our Real Estate Note, line of credit and other debt obligations, as well as debt issuance costs related to the convertible notes issued in December 2018 and January 2019.
Other income, net.
Other income (expense), net, increased by approximately $5.4 million for the year ended December 31, 2020 compared to the same period in 2019, primarily due a change in the fair value of our convertible notes payable during the year ended December 31, 2019, which resulted in an expense of approximately $12.1 million, with no corresponding expense in 2020. This increase in 2019 was offset by a gain of approximately $7.2 million recognized in the year ended December 31, 2019, resulting from the reversal of the TRA liability, as well as an unrealized gain of $1.5 million recognized on our equity securities investment in Airgraft Inc., in the same period. Additionally, we recognized a gain from the fair value adjustment of contingent consideration of approximately $0.7 million during the year ended December 31, 2020, which was largely attributed to changes in forecasted revenues and gross profits for our European operating segment over the remainder of 2020, driven primarily by the impacts of the COVID-19 pandemic. We also experienced a reduction of interest expense of approximately $0.5 million during the year ended December 31, 2020, due to the absence of debt issuance costs that were reflected in the year ended December 31, 2019.
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
During the third quarter of 2019, management performed an assessment of our ability to realize our deferred tax assets based upon which management determined that it is not more likely than not that our results of operations will generate sufficient taxable income to realize portions of the net operating loss benefits. Consequently, we established a full valuation allowance against our deferred tax assets, thus reducing the carrying balance to $0. In the event that management determines that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance will be made which would reduce the provision for income taxes.
Key Metrics and Non-GAAP Financial Measures
We monitor the following key metrics to help us measure and evaluate the effectiveness of our operations, develop financial forecasts, and make strategic decisions:

	For the year ended December 31,
($ in thousands)	2020	2019
Net sales	$138,304	$185,006
Period-over-period change	(25.2)%	3.4%
Net cash used in operations	$(12,302)	$(36,903)
Adjusted net loss (1)	$(25,863)	$(18,544)
Adjusted EBITDA (1)	$(24,352)	$(13,424)
(1) Adjusted Net Loss and Adjusted EBITDA are non-GAAP financial measures. For the definitions and reconciliation of Adjusted Net Loss and Adjusted EBITDA to net loss, see “ Non-GAAP Financial Measures.”

Non-GAAP Financial Measures
Adjusted Net Income (Loss) is defined as net loss before equity-based compensation expense, changes in the fair value of our convertible notes, debt placement costs for the convertible notes, and non-recurring expenses primarily related to our transition to being a public company. The debt placement costs related to the convertible notes issued in January 2019 are reported within the "interest expense" line item in our consolidated statement of operations and comprehensive loss for the years ended December 31, 2020 and 2019. Non-recurring expenses related to our transition to being a public company, which are reported within "general and administrative expenses" in our consolidated statements of operations and comprehensive loss, represent fees and expenses primarily attributable to consulting fees and incremental audit and legal fees.

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

The reconciliation of our net loss to Adjusted Net Income (Loss) is as follows:

	Year ended December 31,
(in thousands)	2020	2019
Net loss	$(47,704)	$(39,824)
Debt placement costs for convertible notes (1)	—	422
Transition to being a public company (2)	—	775
Equity-based compensation expense	853	8,020
Initial consulting costs related to ERP system implementation (3)	215	—
Restructuring expenses (4)	1,229	—
Due diligence costs related to acquisition target	903	—
Goodwill impairment charge	8,996	—
Adjustments related to the product rationalization to increase inventory turnover of slow-selling products	3,222	—
Obsolete inventory charges related to management's strategic initiative (5)	1,137	—
Allowances for uncollectible vendor deposits incurred in connection with management's strategic initiative (5)	822	—
Loss related to indemnification asset not probable of recovery	4,464	—
Change in fair value of convertible notes	—	12,063
Adjusted net loss	$(25,863)	$(18,544)
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

The reconciliation of our net loss to Adjusted EBITDA is as follows:

	Year ended December 31,
(in thousands)	2020	2019
Net loss	$(47,704)	$(39,824)
Other income, net (1)	(1,902)	(9,073)
Transition to being a public company (2)	—	775
Interest expense	437	975
Provision for (benefit from) income taxes	194	10,935
Depreciation and amortization	2,520	2,705
Equity-based compensation expense	853	8,020
Initial consulting costs related to ERP system implementation (3)	215	—
Restructuring expenses (4)	1,229	—
Due diligence costs related to acquisition target	903	—
Adjustments related to product rationalization to increase inventory turnover of slow-selling products (5)	3,222	—
One-time early termination fee on operating lease in connection with moving to a centralized distribution center model	262	—
Goodwill impairment charge	8,996	—
Inventory charges related to management's strategic initiative(5)	1,137	—
Allowances for uncollectible vendor deposits incurred in connection with management's strategic initiative (5)	822	—
Loss related to indemnification asset not probable of recovery	4,464	—
Change in fair value of convertible notes	—	12,063
Adjusted EBITDA	$(24,352)	$(13,424)
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
As of December 31, 2020, we had approximately $30.4 million of cash, of which $2.3 million was held in foreign bank accounts, and approximately $58.2 million of working capital, which is calculated as current assets minus current liabilities, compared with approximately $47.8 million of cash, of which $0.9 million was held in foreign bank accounts, and approximately $88.7 million of working capital as of December 31, 2019. The repatriation of cash balances from our foreign subsidiaries could have adverse tax impacts or be subject to capital controls; however, these balances are generally available to fund the ordinary business operations of our foreign subsidiaries without legal or other restrictions.
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
Our future liquidity needs may also include payments in respect of the redemption rights of the Common Units held by its members that may be exercised from time to time (in the event we elect to exchange such Common Units for a cash payment in lieu of shares of Class A common stock), payments under the TRA and state and federal taxes to the extent not sheltered by our tax assets, including those arising as a result of purchases, redemptions or exchanges of Common Units for Class A common stock. Although the actual timing and amount of any payments that may be made under the TRA will vary, the payments that we will be required to make to the members may be significant. Any payments made by us to the members under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us or to the Operating Company and, to the extent that we are unable to make payments under the TRA for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the TRA and therefore may accelerate payments due under the TRA.
Despite decreases in gross profit for the year ended December 31, 2020 and the uncertainty around the ongoing COVID-19 pandemic, we believe that our cash on hand will be sufficient to fund our working capital and capital expenditure requirements, as well as our debt repayments and other liquidity requirements associated with our existing operations, for at least the the next 12 months.
In addition, we may choose to raise additional funds at any time through equity or debt financing arrangements, which may or may not be needed for additional working capital, capital expenditures or other strategic investments. Our opinions concerning liquidity are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity could be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors” in Item 1A of this Form 10-K. Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on terms favorable to us, or at all.
Cash Flows
The following summary of cash flows for the periods indicated has been derived from our consolidated financial statements included in Part II, Item 8 of this Form 10-K:

	Year Ended December 31,
(in thousands)	2020	2019
Net cash used in operating activities	$(12,302)	$(36,903)
Net cash used in investing activities	(4,144)	(3,732)
Net cash (used in) provided by financing activities	(1,063)	80,979
Net Cash Used in Operating Activities
During 2020, net cash used in operating activities of approximately $12.3 million was a result of a net loss of $47.7 million offset by non-cash adjustments to net loss of $17.7 million, and a $17.7 million increase in cash provided by working capital primarily driven by increases in our accrued expenses and accounts payable, and decreases in inventories offset by higher other current assets.
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
Net Cash Used in Investing Activities
During 2020, we used approximately $4.1 million of cash for capital expenditures, including computer hardware and software to support our growth and development, and warehouse supplies and equipment, including the build-out of our two retail locations, and the purchase of a domain name and VIBES trademarks in Europe.
During the year ended December 31, 2019, we completed the Pollen Gear LLC and Conscious Wholesale business acquisitions, for which we paid cash consideration of $2.1 million offset by net cash acquired of $0.9 million, which resulted in net cash used of approximately $1.2 million. We also made an investment in equity securities of an entity for approximately $0.5 million, which represents a 1.49% ownership interest in the entity.
Net Cash (Used in) Provided by Financing Activities
During the year ended December 31, 2020, net cash used in financing activities primarily consisted of approximately $1.1 million in payments on other long-term liabilities, notes payable and finance lease obligations.
During 2019, cash provided by financing activities was primarily attributable to net proceeds of approximately $79.5 million from the sale of Class A common stock in the IPO, and proceeds from the issuance of convertible notes of approximately
Off-Balance Sheet Arrangements
As of December 31, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our primary exposure to interest rate risk relates to the amount of interest we must pay on borrowed funds under our Real Estate Note with Fifth Third Bank. As of December 31, 2020, we had approximately $7.8 million outstanding under the Real Estate Note, which is hedged by an interest rate swap agreement in which we pay a fixed annual rate of 2.0775% and receive variable interest payments monthly through maturity based on the one-month LIBOR rate. We do not believe our interest rate risk is material given the low volatility of interest rates in recent years and the current effectiveness of our interest rate swap.
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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Greenlane Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2020 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASC 842, Leases.

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

/s/ Deloitte & Touche LLP

Boca Raton, Florida
March 31, 2021

We have served as the Company’s auditor since 2019.

GREENLANE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share amounts)

	December 31, 2020	December 31, 2019
ASSETS
Current assets
Cash	$30,435	$47,773
Accounts receivable, net of allowance of $1,084 and $936 at December 31, 2020 and 2019, respectively	6,330	8,091
Inventories, net	36,064	43,060
Vendor deposits	11,289	11,120
Assets held for sale	1,073	—
Other current assets (Note 8)	10,892	4,924
Total current assets	96,083	114,968

Property and equipment, net	12,201	13,165
Intangible assets, net	5,945	6,301
Goodwill	3,280	11,982
Operating lease right-of-use assets	3,104	4,695
Other assets	2,037	2,091
Total assets	$122,650	$153,202

LIABILITIES
Current liabilities
Accounts payable	$18,405	$11,310
Accrued expenses and other current liabilities (Note 8)	19,390	10,422
Customer deposits	2,729	3,152
Current portion of notes payable	182	178
Current portion of operating leases	966	1,084
Current portion of finance leases	184	116
Total current liabilities	41,856	26,262

Notes payable, less current portion and debt issuance costs, net	7,844	8,018
Operating leases, less current portion	2,524	3,844
Finance leases, less current portion	205	194
Other liabilities	964	620
Total long-term liabilities	11,537	12,676
Total liabilities	53,393	38,938

Commitments and contingencies (Note 7)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share, 125,000 shares authorized; 13,322 shares issued and outstanding as of December 31, 2020; 9,999 shares issued and 9,812 shares outstanding as of December 31, 2019	133	98
Class B common stock, $0.0001 par value per share, 10,000 shares authorized; 3,491 shares issued and outstanding as of December 31, 2020; 5,975 shares issued and outstanding as of December 31, 2019	1	1
Class C Common stock, $0.0001 par value per share, 100,000 shares authorized; 76,039 shares issued and outstanding as of December 31, 2020; 77,791 shares issued and outstanding as of December 31, 2019	8	8
Additional paid-in capital	39,742	32,108
Accumulated deficit	(24,848)	(9,727)
Accumulated other comprehensive income (loss)	29	(72)
Total stockholders’ equity attributable to Greenlane Holdings, Inc.	15,065	22,416
Non-controlling interest	54,192	91,848
Total stockholders’ equity	69,257	114,264
Total liabilities and stockholders’ equity	$122,650	$153,202

The accompanying notes are an integral part of these consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)

	For the year ended December 31,
	2020	2019
Net sales	$138,304	$185,006
Cost of sales	115,539	153,916
Gross profit	22,765	31,090

Operating expenses:
Salaries, benefits and payroll taxes	24,909	29,716
General and administrative	35,315	23,593
Goodwill impairment charge	8,996	—
Depreciation and amortization	2,520	2,705
Total operating expenses	71,740	56,014
Loss from operations	(48,975)	(24,924)

Other income (expense), net:
Change in fair value of convertible notes	—	(12,063)
Interest expense	(437)	(975)
Other income, net	1,902	9,073
Total other income (expense), net	1,465	(3,965)
Loss before income taxes	(47,510)	(28,889)
Provision for income taxes	194	10,935
Net loss	(47,704)	(39,824)
Less: Net loss attributable to non-controlling interest	(33,187)	(11,008)
Net loss attributable to Greenlane Holdings, Inc.	$(14,517)	$(28,816)

Net loss attributable to Class A common stock per share - basic and diluted (Note 9)	$(1.22)	$(0.96)
Weighted-average shares of Class A common stock outstanding - basic and diluted (Note 9)	11,947	10,145

Other comprehensive income (loss):
Foreign currency translation adjustments	654	193
Unrealized loss on derivative instrument	(459)	(206)
Comprehensive loss	(47,509)	(39,837)
Less: Comprehensive loss attributable to non-controlling interest	(33,092)	(11,033)
Comprehensive loss attributable to Greenlane Holdings, Inc.	$(14,417)	$(28,804)

The accompanying notes are an integral part of these consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Redeemable Class B Units	Members’ Deficit	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Stockholders’ Equity / Members’ Deficit
			Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2018	$10,033	$(10,773)	—	$—	—	$—	—	$—	$—	$—	$(286)	$—	$(11,059)
Activity prior to IPO and related organizational transactions:
Issuance of redeemable Class B units, net of issuance costs	6,514	—	—	—	—	—	—	—	—	—	—	—	—
Member distributions	(76)	(822)	—	—	—	—	—	—	—	—	—	—	(822)
Redemption of Class A and redeemable Class B units	(416)	(2,602)	—	—	—	—	—	—	—	—	—	—	(2,602)
Equity-based compensation	2,417	328	—	—	—	—	—	—	—	—	—	—	328
Net loss recognized prior to the organizational transactions	(3,291)	(15,798)	—	—	—	—	—	—	—	—	—	—	(15,798)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	20	—	20
Effects of IPO and related organizational transactions:
Effects of the organizational transactions	(15,181)	29,667	—	—	—	—	—	—	(114,094)	—	203	99,404	15,180
Issuance of Class A common stock in the IPO, net of underwriting discount	—	—	5,250	53	—	—	—	—	82,950	—	—	—	83,003
Issuance of Class A common stock to convertible notes holders	—	—	3,548	35	—	—	—	—	60,277	—	—	—	60,312
Issuance of Class A common to stock selling stockholders	—	—	750	8	(106)	—	(1,935)	—	(7)	—	—	—	1
Issuance of Class A common stock to underwriter upon exercise of overallotment option	—	—	450	4	(63)	—	(1,161)	—	(4)	—	—	—	—
Issuance of Class B common stock	—	—	—	—	6,157	1	—	—	(1)	—	—	—	—
Issuance of Class C common stock	—	—	—	—	—	—	80,887	8	(8)	—	—	—	—
Issuance costs charged against the gross proceeds of the IPO	—	—	—	—	—	—	—	—	(3,523)	—	—	—	(3,523)
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	—	—	—	—	5,173	—	—	—	5,173
Joint venture consolidation	—	—	—	—	—	—	—	—	—	—	—	60	60
Activity subsequent to IPO and related organizational transactions:
Net loss	—	—	—	—	—	—	—	—	—	(9,727)	—	(11,008)	(20,735)
Equity-based compensation	—	—	—	—	—	—	—	—	1,532	—	—	3,743	5,275
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(9)	(25)	(34)
Reclassification of effects of the organizational transactions	—	—	—	—	—	—	—	—	297	—	—	(297)	—
Repurchases of Class A common stock, constructively retired	—	—	(187)	(2)	—	—	—	—	(513)	—	—	—	(515)
Exchanges of noncontrolling interest for Class A common stock	—	—	1	—	(1)	—	—	—	2	—	—	(2)	—
Cancellation of Class B common stock due to forfeitures (Note 10)	—	—	—	—	(12)	—	—	—	27	—	—	(27)	—
Balance December 31, 2019	—	—	9,812	98	5,975	1	77,791	8	32,108	(9,727)	(72)	91,848	114,264
Net loss	—	—	—	—	—	—	—	—	—	(14,517)	—	(33,187)	(47,704)
Equity-based compensation	—	—	—	—	—	—	—	—	192	—	—	661	853
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	101	95	196
Member distribution	—	—	—	—	—	—	—	—	—	(604)	—	—	(604)
Joint venture consolidation	—	—	—	—	—	—	—	—	—	—	—	189	189
Issuance of Class A common stock	—	—	686	7	—	—	—	—	2,056	—	—	—	2,063
Exchanges of noncontrolling interest for Class A common stock	—	—	2,824	28	(2,240)	—	(1,752)	—	4,934	—	—	(4,962)	—
Cancellation of Class B common stock due to forfeitures (Note 10)	—	—	—	—	(244)	—	—	—	452	—	—	(452)	—
Balance December 31, 2020	$—	$—	13,322	$133	3,491	$1	76,039	$8	$39,742	$(24,848)	$29	$54,192	$69,257

The accompanying notes are an integral part of these consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended December 31
	2020	2019
Cash flows from operating activities:
Net loss (including amounts attributable to non-controlling interest)	$(47,704)	$(39,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,520	2,705
Reversal of tax receivable agreement liability	—	(5,721)
Change in deferred tax asset, net	—	10,894
Equity-based compensation expense	853	8,020
Unrealized gain on equity investment	—	(1,537)
Goodwill impairment charge	8,996	—
Change in fair value of contingent consideration	(719)	—
Change in fair value of convertible notes	—	12,063
Change in provision for doubtful accounts	576	352
Loss on disposal of assets	579	—
Loss related to indemnification asset not probable of recovery	4,464	—
Impairment of held-for-sale assets	376	—
Other	75	32
Changes in operating assets and liabilities, net of the effects of acquisitions:
Decrease in accounts receivable	1,186	635
Decrease (increase) in inventories	6,996	(11,739)
Decrease (increase) in vendor deposits	29	(1,503)
Decrease (increase) in deferred offering costs	—	(1,238)
(Increase) in other current assets	(10,194)	(1,993)
Increase (decrease) in accounts payable	7,095	(11,261)
Increase in accrued expenses	13,104	3,132
(Decrease) increase in customer deposits	(534)	80
Net cash used in operating activities	(12,302)	(36,903)
Cash flows from investing activities:
Purchase consideration paid for acquisitions, net of cash acquired	(1,841)	(1,159)
Purchases of property and equipment, net	(1,788)	(2,020)
Purchase of intangible assets	(515)	(53)
Investment in equity securities	—	(500)
Net cash used in investing activities	(4,144)	(3,732)
Cash flows from financing activities:
Proceeds from issuance of convertible notes	—	8,050
Proceeds from issuance of Class A common stock sold in initial public offering, net of underwriting costs	—	83,003
Payment of debt issuance costs - convertible notes	—	(1,734)
Deferred offering costs paid	—	(3,523)
Redemption of Class A and Class B units of Greenlane Holdings, LLC	—	(3,018)
Member distributions	(604)	(898)
Other	(459)	(901)
Net cash (used in) provided by financing activities	(1,063)	80,979
Effects of exchange rate changes on cash	171	88
Net (decrease) increase in cash	(17,338)	40,432
Cash, as of beginning of the period	47,773	7,341
Cash, as of end of the period	$30,435	$47,773

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$437	$975
Cash paid during the period for income taxes	$192	$498
Cash paid for amounts included in the measurement of lease liabilities	$1,252	$1,119
Lease liabilities arising from obtaining finance lease assets	$272	$86
Lease liabilities arising from obtaining operating lease right-of-use assets	$793	$5,573

Non-cash investing and financing activities:
Conversion of convertible debt to Class A common stock	$—	$60,313
Redeemable Class B Units issued for acquisition of a subsidiary, net of issuance costs	$—	$6,514
Shares of Class A common stock issued for acquisition of Conscious Wholesale	$1,988	$—
Contingent consideration for the Conscious Wholesale acquisition included in "Accrued expenses and other current liabilities"	$—	$1,609
Purchase consideration for the Conscious Wholesale acquisition included in "Accrued expenses and other current liabilities"	$—	$3,029
Purchases of property, plant, and equipment with unpaid costs accrued in "Other liabilities"	$98	$414
Exchanges of non-controlling interest for Class A common stock	$(4,962)	$—

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
The Operating Company has been determined to be our predecessor for accounting purposes and, accordingly, the consolidated financial statements for periods prior to the IPO and the related Transactions have been adjusted to combine the previously separate entities for presentation purposes. Amounts for the period from January 1, 2019 through April 22, 2019 presented in the consolidated financial statements and notes to the consolidated financial statements represent the historical operations of the Operating Company. Amounts for the period from April 23, 2019 through December 31, 2020 reflect our consolidated operations.
Initial Public Offering and Organizational Transactions
On April 23, 2019, we completed our IPO of 6,000,000 shares of Class A common stock, which was comprised of 5,250,000 shares of Class A common stock sold by us and 750,000 shares sold by certain selling stockholders (comprised of Aaron LoCascio, Greenlane’s Chief Executive Officer, Adam Schoenfeld, Greenlane’s Chief Strategy Officer, and Jacoby & Co. Inc., an affiliated entity of Messrs. LoCascio and Schoenfeld), in each case at a public offering price of $17.00 per share. In addition, we issued 3,547,776 shares of our Class A common stock to the holders of convertible notes upon conversion of such convertible notes at a settlement price equal to 80% of the IPO price. On April 29, 2019, the underwriters purchased an additional 450,000 shares of our Class A common stock from selling stockholders pursuant to the exercise of their option to purchase additional shares in the IPO. We did not receive any proceeds from the sale of our Class A common stock by the selling stockholders. Our sale of Class A common stock generated aggregate net proceeds, after deducting the underwriting discounts and commissions and offering expenses we paid, of approximately $79.5 million. We contributed all of the net proceeds to the Operating Company in exchange for a number of common units of the Operating Company (“Common Units”) equal to the number of shares of our Class A common stock sold by us in the IPO at a price per Common Unit equal to the IPO price per share of Class A common stock. After giving effect to the IPO and the related Transactions and the use of the net proceeds from the IPO, we owned approximately 23.9% of the Operating Company’s outstanding Common Units. As a result of the IPO, Mr. Schoenfeld and Jacoby & Co. Inc. collectively controlled approximately 83.0% of the combined voting power of our common stock as a result of their ownership of our Class C common stock, which are issued on a three-to-one basis with the number of Common Units owned and each share of common stock is entitled to one vote all matters submitted to a vote of our stockholders.
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
As a result of the completion of the Transactions, including the IPO, our amended and restated certificate of incorporation and the Operating Agreement require that (i) we at all times maintains a ratio of one Common Unit owned by us for each share of our Class A common stock issued by us (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities), and (ii) the Operating Company at all times maintains (x) a one-to-one ratio between the number of shares of our Class A common stock issued by us and the number of Common Units owned by us, (y) a one-to-

one ratio between the number of shares of our Class B common stock owned by the non-founder members of the Operating Company and the number of Common Units owned by the non-founder members of the Operating Company, and (z) a three-to-one ratio between the number of shares of our Class C common stock owned by the founder members of the Operating Company and their affiliates and the number of Common Units owned by the founder members of the Operating Company and their affiliates.
The following table sets forth the economic and voting interests of holders of our Common Stock as of the date of this Form 10-K:

Class of Common Stock (ownership)	Total Shares Outstanding (1)	Class A Shares (as converted) (2)	Economic Interest in the Operating Company (3)	Voting Interest in Greenlane (4)	Economic Interest in Greenlane (5)
Class A	13,322,416	13,322,416	31.6%	14.3%	100.0%
Class B (non-founder members)	3,490,909	3,490,909	8.3%	3.8%	—%
Class C (founder members)	76,039,218	25,346,406	60.1%	81.9%	—%
Total	92,852,543	42,159,731	100.0%	100.0%	100.0%

(1) Represents the total number of outstanding shares for each class of common stock as of December, 31, 2020.
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
Use of Estimates
Conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts in our consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. U.S. GAAP requires us to make estimates and judgments in several areas. Such areas include, but are not limited to: the collectability of accounts receivable; the allowance for slow-moving or obsolete inventory; the realizability of deferred tax assets; the fair value of goodwill; the fair value of contingent consideration arrangements; the useful lives of intangible assets and property and equipment; the calculation of our VAT taxes receivable and VAT taxes, fines, and penalties payable; our loss contingencies, including our TRA liability; and the valuation and assumptions underlying equity-based compensation. These estimates are based on management's knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ materially from those estimates.
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
Segment Reporting

Beginning with the quarter ended March 31, 2019, we had a change in reportable segments as our Canadian operating segment met certain quantitative thresholds based upon which its separate disclosure was required. Our Canadian operating segment consists of the Operating Company’s wholly-owned, Canada-based, subsidiary. We completed our acquisition of ARI Logistics B.V. and Shavita B.V. (collectively, "Conscious Wholesale") based in Amsterdam, the Netherlands, on September 30, 2019. During the fourth quarter of 2019, we assigned goodwill from the Conscious Wholesale acquisition to our new European operating segment, which was also established as a reportable segment during the fourth quarter of 2019. Our United States operating segment is comprised of all other operating subsidiaries. Our United States, Canada, and Europe reportable segments have been identified based on how our Chief Operating Decision Makers ("CODMS"), a committee comprised of our Chief Executive Officer ("CEO") and out Chief Financial Officer ("CFO"), manage the business, make resource allocation and operating decisions, and evaluate operating performance. See “Note 12—Segment Reporting.”
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
The carrying amounts of our financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and short-term debt, are carried at historical cost basis, which approximates their fair values because of their short-term nature. The fair value of our long-term debt is the estimated amount we would have to pay to repurchase the debt, inclusive of any premium or discount attributable to the difference between the stated interest rate and market rate of interest at each balance sheet date. As of December 31, 2020 and 2019, the carrying amount of our long-term debt approximated its fair value. On a recurring basis, we measure and record contingent consideration and our interest-rate swap arrangement using fair value measurements in the accompanying consolidated financial statements. See “Note 4—Fair Value of Financial Instruments.”
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
Cash
For purposes of reporting cash flows, we consider cash on hand, checking accounts, and savings accounts to be cash. We also consider all highly-liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. We place our cash with high credit quality financial institutions, which provide insurance through the Federal Deposit Insurance Company. At times, the balance in our accounts may exceed federal insured limits. We perform periodic evaluations of the relative credit standing of these institutions and do not expect any losses related to such concentrations. As of December 31, 2020, and 2019, approximately $2.3 million and $0.9 million, respectively, of our cash balances were in foreign bank accounts and uninsured. As of December 31, 2020 and 2019, we had no cash equivalents.
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
Inventories, net
Inventories consist of finished goods that we value at the lower of cost or net realizable value on a weighted average cost basis. We established an allowance for slow-moving or obsolete inventory based upon assumptions about future demands and market conditions. At December 31, 2020 and 2019, the reserve for obsolescence was approximately $1.6 million and $1.3 million, respectively. We pledge inventory as collateral for our line of credit. See “Note 6—Long Term Debt.”
Assets Held for Sale

We generally consider assets to be held for sale when (i) we commit to a plan to sell the assets, (ii) the assets are available for immediate sale in their present condition, (iii) we have initiated an active program to locate a buyer and other actions required to complete the plan to sell the assets, (iv) consummation of the planned sale transaction is probable, (v) the assets are being actively marketed for sale at a price that is reasonable in relation to their current fair value, (vi) the transaction is expected to qualify for recognition as a completed sale, within one year, and (vii) significant changes to or withdrawal of the plan is unlikely. Following the classification of any depreciable assets within a disposal group as held for sale, we discontinue depreciating the asset and write down the asset to the lower of carrying value or fair market value less cost to sell, if needed. As described in "Note 5—Leases" and "Note 8—Supplemental Financial Statement Information," we have taken actions that have caused certain property and equipment and right-of-use assets to meet the relevant criteria for classification and reporting as held for sale. We recognized an impairment charge of approximately $0.4 million during the year ended December 31, 2020 related to assets classified as held for sale.
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
Impairment of Long-Lived Assets
We assess the recoverability of the carrying amount of our long lived-assets, including property and equipment and finite-lived intangibles, whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. An impairment loss would be assessed when estimated undiscounted future cash flows from the operation and disposition of the asset group are less than the carrying amount of the asset group. Asset groups have identifiable cash flows and are largely independent of other asset groups. Measurement of an impairment loss is based on the excess of the carrying amount of the asset group over its fair value. Other than the impairment charge recognized on our assets held for sale as noted above, we did not recognized any other impairment charges for long-lived assets during the years ended December 31, 2020 and 2019.
Intangible Assets, net
Our intangible assets consist of domain names, intellectual property, distribution agreements, proprietary technology, trademarks and tradenames, customer relationships, and other rights. We amortize intangible assets with finite lives over their estimated useful lives on a straight-line basis. The straight-line method of amortization represents our best estimate of the distribution of the economic value of the identifiable intangible assets. We carry intangible assets at cost less accumulated amortization. We assess the recoverability of finite-lived intangible assets in the same manner we do for property and equipment, as described above. We recognized no impairment charges for intangible assets during the years ended December 31, 2020 and 2019. See "Note 8—Supplemental Financial Statement Information."
Goodwill
Goodwill represents the excess of the price we paid over the fair value of the net identifiable assets we acquired in business combinations. In accordance with ASC Topic 350, Intangibles—Goodwill and Other, we review goodwill for impairment at the reporting unit level annually or, when events or circumstances dictate, more frequently. The impairment review for goodwill consists of a qualitative assessment of whether it is more-likely-than-not that a reporting unit's fair value is less than its carrying amount, and if necessary, a quantitative goodwill impairment test. Factors to consider when performing the qualitative assessment include general economic conditions, limitations on accessing capital, changes in forecasted operating results and fluctuations in foreign exchange rates. If the qualitative assessment demonstrates that it is more-likely-than-not that the estimated fair value of the reporting unit exceeds its carrying value, it is not necessary to measure and record impairment loss. We may elect to bypass the qualitative assessment and proceed directly to the quantitative assessment, for any reporting unit, in any period. We can resume the qualitative assessment for any reporting unit in any subsequent period.
When we perform a quantitative impairment test, we use a combination of an income approach, a discounted cash flow valuation approach, and a market approach, using the guideline public company method, to determine the fair value of each reporting unit, and then compare the fair value to its carrying amount to determine the amount of impairment, if any. If a reporting unit's fair value is less than its carrying amount, we record an impairment charge based on that difference, up to the amount of goodwill allocated to that reporting unit.
The quantitative impairment test requires the application of a number of significant assumptions, including estimated projections of future revenue growth rates, EBITDA margins, terminal value growth rates, market multiples, discount rates, and foreign currency exchange rates. The projections of future cash flows used to assess the fair value of the reporting units are based on the internal operation plans reviewed by management. The market multiples are based on comparable public company multiples. The discount rates are based on the risk-free rate of interest and estimated risk premiums for the reporting units at the time the impairment analysis is prepared. The projections of future exchange rates are based on the current exchange rates at the time the projections are prepared. if the fair value of the reporting unit exceeds its carrying value, no further analysis or write-down of goodwill is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the implied fair value value of the reporting unit is allocated to all its underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair value. If necessary, goodwill is then written down to its implied fair value.
We recognized approximately $9.0 million in impairment charges during the year ended December 31, 2020. We recognized no goodwill impairment charges during the year ended December 31, 2019. See "Note 8—Supplemental Financial Statement Information."

Investments

Our investments in equity securities consist of a 1.49% ownership interest in Airgraft Inc. We determined that our ownership does not provide us with significant influence over the operations of this investee. Accordingly, we account for our investment in this entity as equity securities. Airgraft Inc. is a private entity and its equity securities do not have a readily determinable fair value. We elected to measure this security at cost minus impairment, if any. The security is adjusted to fair value when an observable price change can be identified. At December 31, 2020, the carrying value of this investment was approximately $2.0 million, which included an upward adjustment of $1.5 million based on an observable price change recognized during the year ended December 31, 2019. The adjustment was determined based on Airgraft Inc.’s price per share sold in connection with a new financing round during the third quarter of 2019, for shares which were determined to be similar to the equity securities held by us. This adjustment in the carrying value of our investment in equity securities was recorded as an unrealized gain of approximately $1.5 million within “Other income (expense), net” in our consolidated statements of operations for the year ended December 31, 2019. There were no observable price changes in our equity securities for the year ended December 31, 2020.
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
Advertising
We expense advertising costs as incurred and include them in general and administrative expenses in our consolidated statements of operations and comprehensive loss. Advertising costs were approximately $3.6 million and $4.6 million for the years ended December 31, 2020 and 2019, respectively.
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

Our performance obligations for services are satisfied when the services are rendered within the arranged service period. Total service revenue is not material and accounted for less than 0.1% of revenues for the years ended December 31, 2020 and 2019.
Beginning with the first quarter of 2020, we entered into a limited number of bill-and-hold arrangements. Each bill-and-hold arrangement is reviewed and revenue is recognized only when certain criteria have been met: (i) the customer has requested delayed delivery and storage of the products by us, in exchange for a storage fee, because they want to secure a supply of the products but lack storage space, (ii) the risk of ownership has passed to the customer, (iii) the products are segregated from our other inventory items held for sale, (iv) the products are ready for shipment to the customer, and (v) the products are customized and thus we do not have the ability to use the products or direct them to another customer. During the year ended December 31, 2020, we recorded approximately $1.7 million of revenue under bill-and-hold arrangements. We did not recognize any revenue under bill-and-hold arrangements during the year ended December 31, 2019. Storage fees charged to customers for bill-and-hold arrangements are recognized as invoiced. Such fees were not significant for the year ended December 31, 2020.
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
For certain product offerings such as premium, patented, child-resistant packaging, closed-system vaporization solutions and custom-branded retail products, we generally receive a deposit from the customer (generally 50% of the total order cost, but the amount can vary by customer contract), when an order is placed by a customer. We typically complete these orders within six weeks to three months from the date of order, depending on the complexity of the customization and the size of the order. See “Note 8—Supplemental Financial Statement Information” for a summary of changes to our customer deposit liability balance during the years ended December 31, 2020 and 2019.
We estimate product returns based on historical experience and record them as a refund liability that reduces the net sales for the period. We analyze actual historical returns, current economic trends and changes in order volume when evaluating the adequacy of our sales returns allowance in any reporting period. Our liability for returns is included within "Accrued expenses and other current liabilities" in our consolidated balance sheets and was approximately $0.8 million and $0.6 million at December 31, 2020 and 2019, respectively. The recoverable cost of merchandise estimated to be returned by customers is included within "Other current assets" in our consolidated balance sheets and was approximately $0.2 million and $0.3 million as of December 31, 2020 and 2019, respectively.
We elected to account for shipping and handling expenses that occur after the customer has obtained control of products as a fulfillment activity in cost of sales. Shipping and handling fees charged to customers are included in net sales upon completion of our performance obligations. We apply the practical expedient provided for by ASC 606 by not adjusting the transaction price for significant financing components for periods less than one year. We also apply the practical expedient provided for by ASC 606 based upon which we generally expense sales commissions when incurred because the amortization period is one year or less. Sales commissions are recorded within "Salaries, benefits and payroll tax expenses" in the consolidated statements of operations and comprehensive loss.
No single customer represented more than 10% of our net sales for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, no single customer represented more than 10% of our accounts receivable balance.
Federal Drug Administration's ENDS Enforcement Guidance and Premarket Tobacco Product Applications
In January 2020, the FDA issued ENDS Enforcement Guidance, which outlines the FDA's intent to prioritize enforcement against flavored, cartridge-based ENDS products (except tobacco or menthol flavored products), all other ENDS products for which the manufacturer has failed to take adequate measures to prevent access to minors, and any ENDS products targeted to minors or whose marketing is likely to promote usage by minors. Additionally, the deadline for ENDS manufacturers to submit Premarket Tobacco Product Applications ("PMTA") was September 9, 2020. The FDA has indicated its intent to prioritize enforcement against ENDS products offered for sale after September 9, 2020 for which the manufacturer has not submitted a PMTA. The FDA is not necessarily bound by these enforcement priorities, and it has recently taken actions against other products and may take additional actions against other products as warranted by circumstances.
The ENDS Enforcement Guidance had the effect of prohibiting the sale of certain products in the United States, including mint-flavored products from JUUL Labs and other flavored ENDS, starting February 2020. Products impacted by the ENDS Enforcement Guidance represented less than 0.1% of our net sales for the year ended December 31, 2020, and approximately 17.8% of our net sales for the year ended December 31, 2019.
During the years ended December 31, 2020 and 2019, we sold products for which manufacturers have not submitted a PMTA to the FDA by September 9, 2020. Sales of these products represented approximately 0.4% and 1.0% of our net sales for the years ended December 31, 2020 and 2019, respectively.

While we have been compliant with and expect to remain in compliance with the ENDS Enforcement Guidance, further actions and developments of FDA's guidance could adversely affect our sales of ENDS products and may have a material adverse effect on our business, results of operations and financial condition.
Value Added Taxes

During the year ended December 31, 2020, as part of a global tax strategy review, we determined that our European subsidiaries based in the Netherlands, which we acquired on September 30, 2019, had historically collected and remitted value added tax ("VAT") payments, which related to direct-to-consumer sales to other European Union ("EU") member states, directly to the Dutch tax authorities. In connection with our subsidiaries' payment of VAT to Dutch tax authorities rather than other EU member states, the German government has commenced a criminal investigation, which could result in penalties; other jurisdictions could commence such investigations as well. We have performed an analysis of the VAT overpayments to the Dutch tax authorities, which we expect will be refunded to us, and VAT payable to other EU member states, including potential fines and penalties. Based on this analysis, we recorded a VAT payable of approximately $9.9 million within "Accrued expenses and other current liabilities" and VAT receivable of approximately $4.4 million within "Other current assets" in our consolidated balance sheet as of December 31, 2020.

Pursuant to the purchase and sale agreement by which we acquired our European subsidiaries, the sellers are required to indemnify us against certain specified matters and losses, including any and all liabilities, claims, penalties and costs incurred or sustained by us in connection with non-compliance with tax laws in relation to activities of the sellers. The indemnity is limited to an amount equal to the purchase price under the purchase and sale agreement. Furthermore, we are the beneficiary to a bank guarantee in the amount of approximately $0.9 million for claims for which we are entitled to indemnification under the purchase and sale agreement. The bank guarantee has an expiration date of October 1, 2021. Accordingly, as of December 31, 2020, we recognized an indemnification asset of approximately $0.9 million within "Other current assets" using the loss recovery model, as management believes that amounts covered by the bank guarantee are probable of recovery.

Management intends to pursue recovery of all additional losses from the sellers to the full extent of the indemnification provisions of the purchase and sale agreement, however, the collectability of such additional indemnification amounts may be subject to litigation and may be affected by the credit risk of indemnifying parties, and are therefore subject to significant uncertainties as to the amount and timing of recovery. Therefore, during the year ended December 31, 2020, we recognized a charge of approximately $4.5 million within "general and administrative expenses" in our consolidated statements of operations and comprehensive loss, which represents the difference between the VAT payable and the VAT receivable and indemnification asset recorded as of December 31, 2020.

We establish VAT receivables in jurisdictions where VAT paid exceeds VAT collected and are recoverable through the filing of refund claims. Our VAT receivable balance as of December 31, 2020 relates to refund claims with the Dutch tax authorities. We intend to voluntarily disclose VAT owed to the relevant tax authorities in the EU member states and believe in doing so we will reduce our liability for penalties and interest. Nonetheless, we may incur expenses in future periods related to such matters, including litigation costs and other expenses to defend our position. The outcome of such matters is inherently unpredictable and subject to significant uncertainties.

Refer to "Note 7—Commitments and Contingencies" for additional discussion regarding our contingencies.
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
Net Loss Per Share
Basic net income (loss) per share is computed by dividing net income (loss) attributable to us by the weighted average number of shares outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potential weighted average dilutive shares including stock options, restricted Common Units granted as equity-based compensation, and Common Units exchangeable for shares of our Class A common stock for the periods after the closing of the IPO. The dilutive effect of outstanding awards, if any, is reflected in diluted earnings per share by application of the treasury stock method or if-converted method, as applicable. See “Note 9—Stockholders' Equity - Net Loss Per Share.”

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
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We adopted this standard prospectively beginning January 1, 2020. Adoption of this standard did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Guidance Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses. The standard requires the use of an “expected loss” model on certain types of financial instruments. The standard also amends the impairment model for available-for-sale securities and requires estimated credit losses to be recorded as allowances rather than as reductions to the amortized cost of the securities. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2022 for filers that are eligible to be smaller reporting companies under the SEC's definition. Early adoption is permitted. We do not expect the adoption of this new guidance will have a material impact on our consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This update will be effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We will adopt this guidance effective January 1, 2021, and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In January 2020, the FASB issued ASU No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), which clarifies the interaction of accounting for equity securities under Topic 321, the accounting for equity investments in Topic 323, and the accounting for certain forward contracts and purchased options in Topic 815. We will adopt this guidance effective January 1, 2021 and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedient an exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates and, particularly, the risk of cessation of the London Interbank Offered Rate ("LIBOR"), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The amendments in these ASUs are effective for all entities as of March 12, 2020 through December 31, 2022. We are still evaluating the effect of adopting this guidance.

NOTE 3. BUSINESS ACQUISITIONS
Pollen Gear LLC
Effective January 14, 2019, the Operating Company acquired a 100% interest in Pollen Gear LLC (“Pollen Gear”) in exchange for an aggregate four percent (4.0%) equity interest in the Operating Company. As consideration for the transaction, the Operating Company issued its Class B units, which, as described below in “Note 9—Stockholders’ Equity/Members’ Deficit,” were contingently redeemable by the holder. The Pollen Gear acquisition was accounted for as a business combination under the acquisition method under ASC Topic 805, Business Combinations. Pollen Gear has been consolidated in our consolidated financial statements commencing on January 14, 2019, the date of acquisition. Pollen Gear's operating activities have been integrated with an existing subsidiary of the Operating Company, and as such it is impracticable to identify post-acquisition revenues and earnings included within "net sales" and "net loss" in our consolidated statement of operations and comprehensive loss for the years ended December 31, 2020 and 2019. The following table summarizes the purchase price allocation and the estimated fair value of the net assets acquired and liabilities assumed at the date of acquisition.

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
Conscious Wholesale
Effective September 30, 2019, we acquired a 100% interest in Conscious Wholesale, a leading European wholesaler and retailer of consumption accessories, vaporizers, and other high-quality products. As consideration for the transaction, we paid $6.7 million, which consisted of $5.1 million in a combination of cash and our Class A common stock and $1.6 million of contingent consideration, payable in a combination of cash and our Class A common stock. The contingent consideration arrangement requires us to make contingent payments based on the achievement of certain operational and financial performance targets for the year ended December 31, 2020, as set forth in the acquisition agreement. We estimated the fair value of the contingent consideration by using a Monte Carlo simulation that includes significant unobservable inputs such as the risk-free rate, risk-adjusted discount rate, the volatility of the underlying financial metrics and projected financial forecast of the acquired business over the earn-out period. Conscious Wholesale has been consolidated in our consolidated financial statements commencing on September 30, 2019, the date of acquisition. "Net sales" and "net loss" in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2020 and 2019 includes revenue and net loss of Conscious Wholesale from the date of acquisition through December 31, 2019 of approximately $2.6 million and $0.3 million, respectively, and revenue and net loss of Conscious Wholesale for the year ended December 31, 2020 of approximately $10.3 million and $3.3 million, respectively.
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

Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information represents the combined results for us, Pollen Gear, and Conscious Wholesale for the years ended December 31, 2020 and 2019 as if Pollen Gear and Conscious Wholesale had been acquired by us on January 1, 2019, and their results had been included in our consolidated results beginning on that date (in thousands):

Year Ended December 31,
2019
(Unaudited)
Net Sales	$193,351
Cost of Goods Sold	159,252
Gross Profit	34,099
Net Loss	$(39,621)

The pro forma amounts have been calculated after applying our accounting policies to the financial statements of Pollen Gear and Conscious Wholesale and adjusting the combined results of us, Pollen Gear, and Conscious Wholesale (a) to remove Pollen Gear and Conscious Wholesale product sales to us and to remove the cost incurred by us related to products purchased from Pollen Gear and Conscious Wholesale prior to the acquisition, (b) to reflect the increased amortization expense that would have been charged assuming intangible assets identified in the acquisition of Pollen Gear and Conscious Wholesale had been recorded on January 1, 2019, and (c) to remove the transaction costs incurred by us related to the acquisition of Conscious Wholesale.

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

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of certain financial instruments we have including cash, accounts receivable, accounts payable and certain accrued expenses and other assets and liabilities approximate fair value due to the short-term nature of these instruments. Our financial liabilities measured at fair value on a recurring basis were as follows at December 31, 2020 and 2019:

	Consolidated Balance Sheet Caption	Fair Value at December 31, 2020
(in thousands)		Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap contract	Other long-term liabilities	$—	$665	$—	$665
Total Liabilities		$—	$665	$—	$665

	Consolidated Balance Sheet Caption	Fair Value at December 31, 2019
(in thousands)		Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap contract	Other long-term liabilities	$—	$206	$—	$206
Contingent consideration	Accrued expenses and other current liabilities	—	—	1,568	1,568
Total Liabilities		$—	$206	$1,568	$1,774

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

Details of the outstanding swap contract as of December 31, 2020, which is a pay fixed and receive floating contract, is as follows:

Swap Maturity	Notional Value (in thousands)	Pay Fixed Rate	Receive Floating Rate	Floating Rate Reset Terms
October 1, 2025	$8,125	2.0775%	One-Month LIBOR	Monthly

We performed an initial qualitative assessment of hedge effectiveness using the hypothetical derivative method in the period in which the hedging transaction was entered, as the critical terms of the hypothetical derivative and the hedging instrument were the same. On a quarterly basis, we perform a qualitative analysis for quarterly prospective and retrospective assessments of hedge effectiveness. The unrealized loss on the derivative instrument is included within "Other comprehensive income (loss)" in our consolidated statement of operations and comprehensive loss for the years ended December 31, 2020 and 2019. There was no measure of hedge ineffectiveness and no reclassifications from other comprehensive loss into interest expense for the years ended December 31, 2020 and 2019.

Contingent Consideration

Each period we revalue our contingent consideration obligations associated with business acquisitions to their fair value. The estimate of the fair value of contingent consideration is determined by applying a risk-neutral framework using a Monte Carlo Simulation, which includes inputs not observable in the market, such as the risk-free rate, risk-adjusted discount rate, the volatility of the underlying financial metrics and projected financial forecast of the acquired business over the earn-out period, and therefore represents a Level 3 measurement. Significant increases or decreases in these inputs could result in a significantly lower (higher) fair value measurement of the contingent consideration liability. During the year ended December 31, 2020, we recognized a gain from the fair value adjustment of contingent consideration of approximately $0.7 million. The fair value adjustment was largely attributed to changes in forecasted revenues and gross profits for our European operating segment over the remainder of 2020 driven primarily by the impacts of the COVID-19 pandemic. Changes in the fair value of our contingent consideration from business combinations are included within "Other income, net" in our consolidated statements of operations and comprehensive loss. As of December 31, 2020, we did not have any contingent consideration obligations outstanding.

A reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2020 and 2019 is as follows:

(in thousands)	Conscious Wholesale Contingent Consideration	Convertible Notes
Balance at December 31, 2018	$—	$40,200
Convertible notes issued in January 2019	—	8,050
Contingent consideration issued in September 2019	1,609	—
Total (gains) losses in fair value included in results of operations	(41)	12,063
Conversion of convertible debt to Class A common stock	—	(60,313)
Balance at December 31, 2019	1,568	—
Foreign currency translation adjustments	(14)	—
Payment for contingent consideration	(835)	—
Total gains in fair value included in results of operations	(719)	—
Balance at December 31, 2020	$—	$—

NOTE 5. LEASES
Greenlane as a Lessee
As of December 31, 2020, we had 14 facilities financed under operating leases consisting of warehouses, offices, and retail stores, with lease term expirations between 2021 and 2026. Lease terms are generally three to five years for warehouses, office space and retail store locations. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
During the year ended December 31, 2020, we took steps to optimize our distribution network, transitioning to a more streamlined network with fewer, centrally-located, highly automated facilities. Accordingly, we entered into service agreements with third-party logistics ("3PL") companies in the United States and Canada to handle the bulk of the North American supply chain needs, and entered into an agreement for a California-based facility. As of December 31, 2020, we have successfully transferred, subleased or terminated leases for our Jacksonville, FL, Torrance, CA, Visalia, CA, and B.C Canada distribution centers. With regard to our retail locations, we entered into a new operating lease agreement for a new retail store location in Barcelona, Spain, and we permanently closed our Ponce City Market retail location.
During the year ended December 31, 2020, we recorded approximately $1.7 million in charges related to the closures above, comprised of $1.3 million related to right-of-use asset impairments, $0.1 million related to impairments of leasehold improvements, and a lease cancellation fee of approximately $0.3 million. These charges were offset by the derecognition of the associated operating lease liabilities of approximately $1.4 million, recorded within "general and administrative expenses" in our consolidated statement of operations and comprehensive loss.
In August 2020, we initiated the process of seeking a third-party to assume our Jacksonville, FL leases. In November 2020, we transferred the right-of-use asset and corresponding operating lease liability of one lease for our Jacksonville, FL distribution center. In December 2020, we initiated the process of seeking a third-party to assume our Visalia, CA lease. As of December 31, 2020, our United States operating segment recorded approximately $0.2 million of right-of-use assets held for sale within "assets held for sale" and approximately $0.2 million of liabilities held for sale within "accrued expenses and other current liabilities" in our consolidated balance sheet as of December 31, 2020. We expect to transfer the right-of-use assets and corresponding operating lease liabilities by the third quarter of 2021.
The following table provides details of our future minimum lease payments under finance and operating lease liabilities recorded in our condensed consolidated balance sheet as of December 31, 2020. The table below does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

(in thousands)	Finance Leases	Operating Leases	Total
2021	$195	$1,102	$1,297
2022	134	949	1,083
2023	69	922	991
2024	—	611	611
2025	—	124	124
Thereafter	—	126	126
Total minimum lease payments	398	3,834	4,232
Less: imputed interest	9	344	353
Present value of minimum lease payments	389	3,490	3,879
Less: current portion	184	966	1,150
Long-term portion	$205	$2,524	$2,728
Rent expense under operating leases was approximately $1.6 million and $1.3 million for the years ended December 31, 2020 and 2019, respectively.
The majority of our finance lease obligations relate to leased warehouse equipment. Payments under our finance lease agreements are fixed for terms ranging from three to five years. We recorded approximately $0.4 million and $0.3 million of finance lease assets, net within "property and equipment, net" as of December 31, 2020, and 2019, respectively, and the related liabilities within "current portion of finance leases" and "finance leases, less current portion" in our consolidated balance sheets.
The following expenses related to our finance and operating leases were included in "general and administrative expenses" within our consolidated statements of operations and comprehensive loss for the years ended December 31, 2020 and 2019:

(in thousands)	December 31, 2020	December 31, 2019
Finance lease cost
Amortization of leased assets	$142	$130
Interest of lease liabilities	18	24
Operating lease costs
Operating lease cost	1,383	919
Variable lease cost	255	378
Total lease cost	$1,798	$1,451

The table below presents lease-related terms and discount rates as of December 31, 2020:

December 31, 2020
Weighted average remaining lease terms
Operating leases	3.6 years
Finance leases	2.0 years
Weighted average discount rate
Operating leases	4.8%
Finance leases	6.6%
Greenlane as a Lessor
We have five operating leases for office space leased to third-party tenants in our corporate headquarters building in Boca Raton, Florida. For the years ended December 31, 2020 and 2019, we recorded approximately $0.6 million and $0.7 million in rental income related to these operating leases, respectively, which we include within “Other income, net” in our consolidated statements of operations and comprehensive loss.
The following table represents the maturity analysis of undiscounted cash flows related to lease payments, which we expect to receive from our existing operating lease agreements with tenants:

Rental Income	(in thousands)
2021	$711
2022	199
2023	99
2024	77
2025	53
Total	$1,139

NOTE 6. LONG TERM DEBT
Our long-term debt, excluding operating lease liabilities and finance lease liabilities, consisted of the following amounts at the dates indicated:

(in thousands)	December 31, 2020	December 31, 2019
3.0% note payable for a four-year loan for the purchase of a truck	$—	$18
Real Estate Note	8,125	8,297
	8,125	8,315
Less unamortized debt issuance costs	(99)	(119)
Less current portion of long-term debt	(182)	(178)
Long-term debt, net, excluding operating leases and finance leases	$7,844	$8,018

Line of Credit
On October 1, 2018, the Operating Company, as the borrower, entered into an amended and restated revolving credit note (the “line of credit”) with Fifth Third Bank, for a $15 million revolving credit loan with a maturity date of August 23, 2020. On April 5, 2019, the Operating Company, as the borrower, entered into a second amendment to the first amended and restated credit agreement, dated October 1, 2018 (the “line of credit”) with Fifth Third Bank, for a $15.0 million revolving credit loan with a maturity date of August 23, 2020. In August 2020, the maturity date of the line of credit was further extended to November 30, 2020. This line of credit was not renewed on November 30, 2020. There were no borrowings outstanding on the line of credit at December 31, 2020 and 2019.
Real Estate Note
On October 1, 2018, one of the Operating Company’s wholly-owned subsidiaries closed on the purchase of a building for $10 million, which serves as our corporate headquarters. The purchase was financed through a real estate term note (the “Real Estate Note”) in the principal amount of $8.5 million, with one of the Operating Company’s wholly-owned subsidiaries as the borrower and Fifth Third Bank as the lender. Principal amounts plus any accrued interest at a rate of LIBOR plus 2.39% are due monthly. The Real Estate Note contains customary covenants and restrictions, including, without limitation, covenants that require us to comply with laws, restrictions on our ability to incur additional indebtedness, and various customary remedies for the lender following an event of default, including the acceleration of repayment of outstanding amounts under the Real Estate Note and execution upon the collateral securing obligations under the Real Estate Note. Our obligations under the Real Estate Note are secured by a mortgage on the property. Our Real Estate Note is subject to an interest rate swap contract. See “Note 4—Fair Value of Financial Instruments.”
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
Convertible Notes
In December 2018, the Operating Company issued an aggregate of $40.2 million in convertible promissory notes (the “convertible notes”) and received net cash proceeds of $38.9 million. In January 2019, the Operating Company issued an additional $8.1 million in convertible notes and received net cash proceeds of $6.5 million. During the three months ended March 31, 2019, we recognized debt issuance costs of $0.4 million associated with the issuance of January 2019 convertible notes within "interest expense," and we also recognized an expense related to the change in fair value of the convertible notes of $12.1 million within "other income (expense), net" in our consolidated statement of operations and comprehensive loss. The convertible notes did not accrue interest. In April 2019, in connection with the closing of our IPO, we issued 3,547,776 shares of our Class A common stock to the holders of the convertible notes upon conversion of the convertible notes of the Operating Company at a settlement price equal to 80% of the IPO price per share. There were no convertible notes outstanding at December 30, 2020 or December 31, 2019.
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

On August 2, 2019, a purported stockholder of the Company filed a purported class action lawsuit against the Company, officers and directors of the Company, and the underwriters for related to the Company’s initial public offering. The complaint alleges, among other things, that the Company’s registration statement related to its initial public offering contained untrue statements of material fact and, or omitted to state material facts necessary to make the statements in the registration statement not misleading, in violation of Sections 11, 12 and 15 of the Securities Act of 1933, as amended. Since August 2, 2019, four additional purported class action lawsuits have been filed making substantially similar allegations.
Two of the complaints alleging violations of securities laws as described above were filed against the Company in the United States District Court for the Southern District of Florida. These cases have been consolidated under the caption In re Greenlane Holdings, Inc. Securities Litigation (Case No. 19-CV-81259). The plaintiffs filed an amended complaint on March 6, 2020 and the Company filed a motion to dismiss on March 20, 2020. On January 6, 2021, the United States District Court for the Southern District of Florida granted the Company's motion to dismiss, and dismissed the case with prejudice.
Three of the complaints alleging violations of securities laws as described above were filed against the Company in the Circuit Court of the Fifteenth Judicial Circuit for Palm Beach County, Florida. These cases have been consolidated under the caption In re Greenlane Holdings, Inc. Securities Litigation (Case No. 50-2019-CA-010026). The plaintiffs filed an amended complaint on December 9, 2019 and the Company filed a motion to dismiss on February 7, 2020. On February 5, 2021, The Circuit Court of the Fifteenth Judicial Circuit for Palm Beach County, Florida granted the Company's motion to dismiss.
As a result of the rulings mentioned above, there are currently no securities lawsuits pending against the Company.
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
NOTE 8. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Assets Held for Sale

During the year ended December 31, 2020, we performed a review of our property and equipment held at our distribution centers, corporate headquarters, and retail locations for disposal or sale in connection with our transformation plan. As a result of this review, we made the decision to commit to a formal plan to sell machinery that was used by our United States operating segment. Accordingly, we determined that this machinery met the criteria to be reclassified as held for sale as of December 31, 2020.

An asset group classified as held for sale is reflected at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the assets exceeds its estimated fair value, a loss is recognized. Due to the reclassification as held-for-sale of this machinery, we recognized impairment charges of approximately $0.3 million for the year ended December 31, 2020, which was included within "general and administrative expenses" in our consolidated statement of operations and comprehensive loss. We recorded approximately $0.9 million of machinery held for sale within "Assets Held for Sale" in our consolidated balance sheet as of December 31, 2020. We are actively seeking a buyer and expect to complete the sale of the machinery by the third quarter of 2021.

Other Current Assets

The following table summarizes the composition of other current assets as of the dates indicated:

(in thousands)	December 31, 2020	December 31, 2019
Other current assets:
VAT refund receivable	$4,391	$—
Prepaid expenses	1,542	2,850
Other	4,959	2,074
	$10,892	$4,924
Property and Equipment, Net
The following is a summary of our property and equipment, at costs less accumulated depreciation and amortization:

	As of December 31,		Estimated useful life
(in thousands)	2020	2019
Furniture, equipment and software (includes $0.6 million and $0.5 million under finance leases as of December 31, 2020 and 2019, respectively)	$2,978	$3,130	3 - 7 years
Personal property	1,130	1,105	5 years
Leasehold improvements	844	1,077	Lesser of lease term or 5 years
Land improvements	601	601	15 years
Building	8,088	8,064	39 years
Land	691	691
Work in process	633	712
	14,965	15,380
Less: accumulated depreciation (includes $0.2 million under finance leases as of December 31, 2020 and 2019)	2,764	2,215
Property and equipment, net	$12,201	$13,165
Depreciation expense for property and equipment (excluding assets recorded under finance leases) for the years ended December 31, 2020 and 2019 was approximately $1.1 million and $1.2 million, respectively.
Intangible Assets, Net
Identified intangible assets consisted of the following at the dates indicated below:

	December 31, 2020
(in thousands)	Gross carrying amount	Accumulated amortization	Carrying value	Estimated useful life
Design libraries	$1,677	$(214)	$1,463	15 years
Trademarks and tradenames	3,617	(1,572)	2,045	1 - 15 years
Customer relationships	2,565	(796)	1,769	5 - 15 years
Other intangibles	$2,045	(1,377)	668	2 - 15 years
	$9,904	$(3,959)	$5,945

	December 31, 2019
(in thousands)	Gross carrying amount	Accumulated amortization	Carrying value	Estimated useful life
Design libraries	$1,677	$(103)	$1,574	15 years
Trademarks and tradenames	3,388	(962)	2,426	1 - 15 years
Customer relationships	2,446	(473)	1,973	5 - 15 years
Other intangibles	2,089	(1,761)	328	2 - 15 years
	$9,600	$(3,299)	$6,301
The changes in the gross carrying amounts of our trademarks and tradenames, customer relationships, and other intangibles is primarily driven by the acquisition of certain trademarks and domain names during the year ended December 31, 2020, accompanied by fluctuations in foreign currency exchange rates. The weighted-average amortization period for intangible assets we acquired during the year ended December 31, 2020 was approximately 12.3 years. The weighted-average amortization period for trademarks and tradenames and other intangibles we acquired during the year ended December 31, 2020 was approximately 5 years and 15 years, respectively.
Amortization expense for intangible assets was approximately $1.3 million and $1.4 million during the years ended December 31, 2020 and 2019, respectively. Total estimated amortization expense for our intangible assets for the years 2021 through 2025 are as follows:

Amortization Expense	(in thousands)
2021	$1,004
2022	$1,003
2023	$505
2024	$410
2025	$394

Goodwill
Due to recent market conditions and estimated adverse impacts from the COVID-19 pandemic, management concluded that a triggering event occurred in the first quarter of 2020, requiring a quantitative impairment test of our goodwill for our United States and Europe reporting units. Based on this assessment, we concluded that the fair value of our Europe reporting unit exceeded its carrying value and no impairment charge was required. However, the estimated fair value of the United States reporting unit was determined to be below its carrying value, which resulted in a $9.0 million goodwill impairment charge. The impairment charge resulted from the impacts of COVID-19 on our current and forecasted wholesale revenues and the restrictions on certain products we sell imposed by the Federal Drug Administration's Enforcement Priorities for Electronic Nicotine Delivery Systems and Other Deemed products on the Market Without Premarket Authorization, which resulted in changes to our estimates and assumptions of the expected future cash flows of the United States reporting unit.
During the fourth quarter of 2020, we performed a quantitative assessment for our Europe reporting unit. Based on this assessment, we concluded that the fair value of our Europe reporting unit exceeded its carrying value and no impairment charge was required. The estimated fair value of our reporting unit is highly sensitive to changes in the underlying projections and assumptions; therefore, in some instances, changes in these assumptions could potentially lead to impairment. Specifically, conditions brought on by the COVID-19 pandemic may have material impacts on the assumptions used in determining the fair value of our reporting unit. Should the business environment worsen from impacts of the COVID-19 pandemic, the fair value of our reporting unit may decrease below its carrying value and result in an impairment charge to goodwill in future periods.
Changes in the carrying amount of our goodwill by reporting unit for the year ended December 31, 2020 were as follows:

(in thousands)	U.S.	Canada	Europe	Total
Balance at December 31, 2019	$8,996	$—	$2,986	$11,982
Impairment expense	(8,996)	—	—	(8,996)
Foreign currency translation adjustment	—	—	294	294
Balance at December 31, 2020	$—	$—	$3,280	$3,280

Accrued Expenses and Other Current Liabilities
The following table summarizes the composition of accrued expenses and other current liabilities as of the dates indicated:

(in thousands)	December 31, 2020	December 31, 2019
Accrued expenses and other current liabilities:
VAT payable	$9,882	$—
Payroll-related including bonus	2,361	1,314
Accrued professional fees	1,750	305
Accrued third-party logistics fees	1,295	—
Liabilities held for sale	226	—
Accrued taxes, state and income	211	1,423
Accrued purchase price consideration for business acquisition	—	3,029
Contingent consideration payable	—	1,568
Other	3,665	2,783
	$19,390	$10,422
Customer Deposits
We established a supply chain for premium, patented, child-resistant packaging, closed-system vaporization solutions and custom-branded retail products. For these product offerings, we generally receive a deposit from the customer (generally 50% of the total order cost, but the amount can vary by customer contract), when an order is placed by a customer. Changes in our customer deposits during the year ended December 31, 2020 were as follows:

(in thousands)	Customer Deposits
Balance as of December 31, 2019	$3,152
Increases due to deposits received, net of other adjustments	9,164
Revenue recognized	(9,587)
Balance as of December 31, 2020	$2,729

We typically complete orders related to customer deposits within six weeks to three months from the date of order, depending on the complexity of the customization and the size of the order.

Accumulated Other Comprehensive Loss
For the years ended December 31, 2020 and 2019, changes in accumulated other comprehensive loss were as follows:

(in thousands)	Foreign Currency Translation	Unrealized Loss on Derivative Instrument	Total
Balance at December 31, 2018	$(286)	$—	$(286)
Other comprehensive income (loss)	193	(206)	(13)
Effects of the reorganization transactions	203	—	203
Less: Other comprehensive (income) loss attributable to non-controlling interest	(132)	156	24
Balance at December 31, 2019	(22)	(50)	(72)
Other comprehensive income (loss)	654	(459)	195
Less: Other comprehensive (income) loss attributable to non-controlling interest	(449)	355	(94)
Balance at December 31, 2020	$183	$(154)	$29
Supplier Concentration
We have four major vendors whose products accounted for an aggregate of approximately 49.5% of our total net sales and 41.6% of our total purchases for the year ended December 31, 2020, and an aggregate of approximately 63.4% of our total net sales and 52.9% of our total purchases for the year ended December 31, 2019. We expect to maintain our existing relationships with these vendors.

NOTE 9. STOCKHOLDERS’ EQUITY
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
As discussed in “Note 1—Business Operations and Organization,” we completed our IPO of 6,000,000 shares of our Class A common stock (which was comprised of 5,250,000 shares of our Class A common stock sold by us and 750,000 shares of our Class A common stock sold by certain selling stockholders, comprised of Messrs. LoCascio and Schoenfeld and an affiliated entity of Messrs. LoCascio and Schoenfeld) at a public offering price of $17.00 per share on April 23, 2019 and became the sole manager of the Operating Company. As part of the Transactions, the Class B units were converted to Common Units of the Operating Company and the put right was eliminated. There were no redeemable Class B units outstanding at December 31, 2020 or 2019.
Class A Common Stock Repurchases
In November 2019, our Board of Directors approved a stock repurchase program authorizing up to $5.0 million in repurchases of our outstanding shares of Class A common stock. Under the program, we may repurchase shares in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. We may periodically repurchase shares in open market transactions, directly or indirectly, in block purchases and in privately negotiated transactions or otherwise. The timing, pricing, and amount of any repurchases under the share repurchase program will be determined by management at its discretion based on a variety of factors, including, but not limited to, trading volume and market price of our Class A common stock, corporate considerations, our working capital and investment requirements, general market and economic conditions, and legal requirements. The share repurchase program does not obligate us to repurchase any common stock and may be modified, discontinued, or suspended at any time. Shares of Class A common stock repurchased under the program are subsequently retired. There were no share repurchases under the program during the year ended December 31, 2020.
Non-Controlling Interests
As discussed in “Note 1—Business Operations and Organization,” we consolidate the financial results of the Operating Company and report a non-controlling interest related to the Common Units held by non-controlling interest holders on our consolidated financial statements. As of December 31, 2020, we owned 31.6% of the economic interests in the Operating Company, with the remaining 68.4% of the economic interests owned by non-controlling interest holders. The non-controlling interest on the accompanying consolidated statements of operations and comprehensive loss represents the portion of the loss attributable to the economic interest in the Operating Company held by the non-controlling holders of Common Units calculated based on the weighted average non-controlling interests’ ownership during the periods presented.
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
Prior to the amendment and restatement of the Operating Company's LLC Agreement on April 17, 2019 in connection with the IPO, the Operating Company's membership interests were defined solely as percentage interests as the LLC Agreement did not define a number of membership units outstanding or authorized. As a result, the basic and diluted net loss per share for the year ended December 31, 2019 includes only the period from the IPO on April 23, 2019 through December 31, 2019.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of our Class A common stock is as follows (in thousands):

	For the year ended December 31, 2020	For the year ended December 31, 2019
Numerator:
Net loss	$(47,704)	$(20,735)
Less: Net loss attributable to non-controlling interests	(33,187)	(11,008)
Net loss attributable to Class A common stockholders	$(14,517)	$(9,727)
Denominator:
Weighted average shares of Class A common stock outstanding	11,947	10,145
Net loss per share of Class A common stock - basic and diluted	$(1.22)	$(0.96)
For the year ended December 31, 2020, 3,490,909 shares of our Class B common stock, 76,039,218 shares of our Class C common stock and 1,373,972 stock options were excluded from the weighted-average in the computation of diluted net loss per share of our Class A common stock because the effect would have been anti-dilutive.
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
During the year ended December 31, 2020, we granted an aggregate of 949,126 options to our directors and certain employees. The stock options were granted with exercise prices ranging from $2.00 per share to $6.14 per share, and vesting periods ranging from six months to four years. During the year ended December 31, 2019, we granted an aggregate of 654,284 options to our directors and certain employees. The stock options were granted with exercise prices ranging from $6.42 per share to $17.00 per share, and vesting periods ranging from zero to ten years.
We recorded stock compensation expense of approximately $1.6 million and $1.1 million related to stock options during the year ended December 31, 2020 and 2019, respectively, which was included within "salaries, benefits and payroll taxes" in our consolidated statements of operations and comprehensive loss. As of December 31, 2020, total unrecognized compensation expenses related to unvested stock options was approximately $3.0 million, which we expect to recognize over a weighted-average period of 3.1 years.
The fair value of the stock option awards granted during the years ended December 31, 2020 and 2019 was determined on the grant date using the Black-Scholes valuation model based on the following ranges of weighted-average assumptions:

	December 31, 2020	December 31, 2019
Expected volatility (1)	96% - 103%	85%
Expected dividend yield (2)	—	—
Expected term (3)	5.15 - 6.25 years	2.5 - 7.75 years
Risk-free interest rate (4)	0.23% - 1.72%	1.49% - 2.49%
(1)Expected volatility is based on the historical volatility of a selected peer group over a period equivalent to the expected term.
(2)We assumed a dividend yield of zero as management has no plans to declare dividends in the foreseeable future.
(3)Expected term represents the estimated period of time until an award is exercised and was determined using the simplified method.
(4)The risk-free rate is an interpolation of yields on U.S. Treasury securities with maturities equivalent to the expected term.
A summary of stock option activity for the years ended December 31, 2020 and 2019 is as follows:

	Stock Options
	Number of Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2018	—	$—
Granted	654,284	9.28
Exercised	—	—
Forfeited	(24,511)	17.00
Outstanding as of December 31, 2019	629,773	8.98
Granted	949,126	3.72
Exercised	—	—
Forfeited	(204,927)	6.94
Outstanding as of December 31, 2020	1,373,972	$5.47

The weighted-average grant date fair value of options granted for the years ended December 31, 2020 and 2019 was $2.95 and $6.70, respectively. The total fair value of stock options vested during the years ended December 31, 2020 and 2019 was approximately $1.4 million and $0.1 million , respectively.

During the year ended December 31, 2020, we issued 15,000 restricted shares of our Class A common stock to certain executive officers under the 2019 Plan. Compensation expense related to these restricted shares was de minimis for the year ended December 31, 2020.
Common Units of the Operating Company Granted as Equity-Based Compensation
In connection with the closing of the IPO, we consummated certain organizational transactions with the Operating Company, as described in further detail in "Note 1—Business Operations and Organization," among which, the Operating Company reclassified unvested Class B membership interests and profits interests which had been granted as equity-based compensation into Common Units of the Operating Company.
During the year ended December 31, 2020, we recorded a net reversal compensation expense related to Common Units of approximately $0.8 million, which was comprised of compensation expense of approximately $1.9 million offset by a reversal of compensation expense for actual forfeitures that occurred during the period of approximately $2.7 million, which is included within "salaries, benefits and payroll taxes" in our consolidated statement of operations and comprehensive loss. During the year ended December 31, 2019, we recorded compensation expense of approximately $6.9 million related to Common Units. As of December 31, 2020, total unrecognized compensation expense related to unvested Common Units was approximately $0.8 million, which we expect to recognize over a weighted-average period of 1.9 years.

The following table provides a summary of the unvested Common Units outstanding and related transactions:

Common Units Subject to Vesting
Unvested Common Units as of December 31, 2018	775,979
Granted	288,444
Vested	(235,756)
Forfeited	(12,008)
Unvested Common Units as of December 31, 2019	816,659
Granted	—
Vested	(368,489)
Forfeited	(244,266)
Unvested Common Units as of December 31, 2020	203,904

401(k) Plan

We have a 401(k) retirement savings plan. Eligible employees must be at least 18 years of age and have completed six months of service. Participants are eligible to receive a matching contribution from us up to the first 3% of compensation plus 50% of participant contributions between 3% and 5% of compensation. Matching contributions, other than safe-harbor contributions, vest 33% per year and are 100% vested after three years of service. Safe-harbor matching contributions are 100% vested as of the date of the contribution. Our matching contributions to the plan were approximately $0.5 million and $0.3 million for the years ended December 31, 2020 and 2019, respectively.
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
Income Tax Expense
A reconciliation of the income tax benefit computed at the U.S. federal statutory income tax rate to the income tax expense recognized is as follows:

(in thousands)	December 31, 2020	December 31, 2019
Expected federal income tax (benefit) expense at statutory rate	$(9,977)	$(6,067)
State tax expense, net of federal benefit	(652)	108
Loss attributable to non-controlling interests	5,628	6,264
Valuation allowance	5,290	10,041
Other, net	(95)	589
Income tax expense	$194	$10,935

Deferred Tax Assets and Liabilities
The components of deferred tax assets and liabilities were as follows:

(in thousands)	December 31, 2020	December 31, 2019
Deferred tax assets:
Intangible assets	$9,197	$9,144
Basis difference in investment in the Operating Company	742	—
Net operating loss carryforwards	5,129	1,120
Other	43	—
Total deferred tax assets	15,111	10,264
Valuation allowance	(15,111)	(10,041)
Net deferred tax assets	—	223
Deferred tax liability:
Basis difference in investment in the Operating Company	—	(223)
Net deferred tax assets and liabilities	$—	$—

We had approximately $12.8 million of Federal net operating loss carryforwards not subject to expiration. Their utilization is limited to 80% of our future taxable income. We also had approximately $10.1 million of State net operating loss carryforwards that begin expiring in 2039 and $7.6 million of Dutch net operating loss carryforwards that begin expiring in 2026. Their utilization is limited to our future taxable income.
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
During the years ended December 31, 2020 and December 31, 2019, management performed an assessment of the realizability of our deferred tax assets based upon which management determined that it is not more likely than not that the results of operations will generate sufficient taxable income to realize portions of the net operating loss benefits. Consequently, we established a full valuation allowance against our deferred tax assets, and reflected a carrying balance of $0 as of December 31, 2020 and December 31, 2019, respectively. In the event that management determines that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance will be made, which would reduce the provision for income taxes. The provision for income taxes for the year ended December 31, 2020 and 2019, respectively, relates to taxes in foreign jurisdictions, including Canada and the Netherlands.

Uncertain Tax Positions
For the year ended December 31, 2020, we did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties.

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

As noted above, we evaluated the realizability of the deferred tax assets resulting from the IPO and the Transactions completed in April 2019 and established a full valuation allowance against those benefits. As a result, we determined that the amount or timing of payments to noncontrolling interest holders under the TRA are no longer probable or reasonably estimable. Based on this assessment, our TRA liability was $0 as of December 31, 2020 and December 31, 2019.

If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, we will record a liability related to the TRA, which would be recognized as expense within our condensed consolidated statements of operations and comprehensive (loss) income.
During the years ended December 31, 2020 and 2019, we did not make any payments, inclusive of interest, to members of the Operating Company pursuant to the TRA.
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
The reportable segments identified are our business activities for which discrete financial information is available and for which operating results are regularly reviewed by our CODMs. As of December 31, 2020, we have three reportable segments: (1) United States, (2) Canada and (3) Europe. The United States operating segment is comprised of our United States operations, the Canadian operating segment is comprised of our Canadian operations, and the European operating segment is comprised of our European operations, currently based in the Netherlands. Corporate and other activities which are not allocated to our reportable segments consist primarily of equity-based compensation expenses, unrealized gains on equity securities, and other corporate overhead items. We sell similar products in each of our segments. Assets related to our corporate headquarters as well as our cash proceeds from the IPO are not allocated to any of our reportable segments. We sell similar individuals products and services in each of our segments.
The table below provides information on revenues from external customers, intersegment revenues, segment operating income (loss), and depreciation and amortization by reportable segment for the years ended December 31, 2020 and 2019. We eliminate intersegment revenues in consolidation.

	For the Year Ended December 31,
(in thousands)	2020	2019
Revenue from external customers:
United States	$112,543	$160,243
Canada	15,457	22,120
Europe	10,304	2,643
	$138,304	$185,006
Intercompany revenues:
United States	$11,945	$5,624
Canada	74	143
Europe	2,497	284
	$14,516	$6,051
Income (loss) before income taxes:
United States	$(32,525)	$(10,417)
Canada	743	74
Europe	(3,361)	(278)
Corporate and other	(12,367)	(18,268)
	$(47,510)	$(28,889)
Depreciation and amortization:
United States	$1,758	$2,117
Canada	32	43
Europe	233	65
Corporate and other	497	480
	$2,520	$2,705

The table below provides information on total goodwill and intangibles and total assets by reportable segment as of December 31, 2020 and 2019.

	As of December 31,
(in thousands)	2020	2019
Total goodwill and intangibles:
United States	$4,258	$13,625
Canada	—	—
Europe	4,685	4,328
Corporate and other	282	330
	$9,225	$18,283
Total assets:
United States	$64,037	$77,034
Canada	8,341	10,768
Europe	15,543	8,809
Corporate and other	34,729	56,591
	$122,650	$153,202
The table below provides information on our revenue by product type:

	For the Year Ended December 31,
(in thousands)	2020	2019
Revenues:
Vaporizers and components	$93,567	$144,192
Customized products and packaging	10,520	12,107
Functional glass	5,162	6,040
Tools and appliances	6,838	3,640
Hemp-derived CBD products	2,455	3,364
Closed system	3,697	4,094
Grinders	5,769	3,351
Papers and wraps	7,219	4,086
Other	3,077	4,132
	$138,304	$185,006
The tables below provides information on our revenue and long-lived assets by geographical area. Our long-lived assets are primarily comprised of property and equipment, net and operating lease ROU assets.

	For the Year Ended December 31,
(in thousands)	2020	2019
Revenues:
United States	$109,660	$155,002
Canada	15,094	22,840
Europe	10,833	3,628
Other	2,717	3,536
	$138,304	$185,006

	As of December 31,
(in thousands)	2020	2019
Long-lived assets:
United States	$14,308	$17,162
Canada	248	519
Europe	750	179
	$15,306	$17,860

NOTE 13. SUBSEQUENT EVENTS
Redemptions of Common Units of the Operating Company
During the first quarter of 2021, the Operating Company received redemption notices for an aggregate of 1,325,000 Common Units. Based upon these redemption notices, pursuant to the terms of the Operating Agreement, we issued shares of Class A common stock in the first quarter of fiscal 2021 to the redeeming members of the Operating Company on a one-to-one basis to the number of Common Units redeemed, and we also cancelled a number of Class C common stock held by the redeeming members equal to three times the number of Common Units redeemed for no consideration.
During the first quarter of 2021, the Operating Company received redemption notices for an aggregate of 1,042,326 Common Units. Based upon these redemptions notices, pursuant to the terms of the Operating Agreement, we issued shares of Class A common stock in the first quarter of fiscal 2021 to the redeeming members of the Operating Company on a one-to-one basis to the number of Common Units redeemed, and we also cancelled an equivalent number of Class B common stock held by the redeeming members for no consideration.
Acquisition of Eyce, LLC
Effective March 2, 2021, we acquired substantially all the assets of Eyce, LLC ("Eyce"), a designer and manufacturer of pipes, bubblers, rigs and other smoking and vaporization related accessories and merchandise, for consideration of $11.1 million, which consisted of cash and our Class A common stock, contingent consideration, and a promissory note payable to Eyce. We acquired Eyce to bolster our quality product offerings and accelerate growth in our Greenlane Brands portfolio.
Consolidated Appropriations Act, 2021
On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law, which contains provisions that became effective in March 2021, which prohibit the mailing of electronic nicotine delivery systems ("ENDS") through the United States Postal Service ("USPS") and places certain regulatory requirements on shipment of ENDS through other carriers. Certain private carriers, including UPS and FedEx, also have policies restricting or prohibiting the shipment of certain vaporization products. These restrictions apply to nicotine vaporizers we sell, but it remains unclear if the restrictions apply to other vaporizer products. If the products we carry cannot be shipped by USPS or private carriers, or we must comply with burdensome policies and regulations, our shipping costs could be adversely and materially impacted, and we could lose our ability to deliver products to customers in a timely and economical manner. We are unable to determine the extent of the impact to the business until further guidance and clarification is issued.

Proposed Merger with KushCo Holdings, Inc.

On March 31, 2021, Greenlane, Merger Sub Gotham 1, LLC, a wholly owned subsidiary of the Company (“Merger Sub 1”), and Merger Sub Gotham 2, LLC, a wholly owned subsidiary of the Company (“Merger Sub 2” and, together with the Company and Merger Sub I, the “Greenlane Parties”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with KushCo Holdings, Inc. (“KushCo”). The Merger Agreement, the Mergers (as defined below) and the other transactions contemplated by the Merger Agreement were unanimously approved by a special committee of the Company’s Board of Directors consisting entirely of the Company’s independent and disinterested directors (the “Special Committee”) and the Company’s Board of Directors.

Merger Agreement

Pursuant to the terms of the Merger Agreement, subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement:

•Merger Sub 1 will be merged with and into KushCo with KushCo as the surviving corporation and a wholly -owned subsidiary of Parent (“Initial Surviving Corporation”) (“Merger 1”); and

•the Initial Surviving Corporation will then be merged with and into Merger Sub 2 with Merger Sub 2 as the surviving limited liability company (“Merger 2,” and together with Merger 1, the “Mergers”).

Under the terms of the Merger Agreement, KushCo’s stockholders will receive approximately 0.2546 shares of the Company’s Class A common stock for each share of KushCo common stock (the “Base Exchange Ratio”), subject to adjustment as described in the Merger Agreement (the Base Exchange Ratio, as adjusted, the “Exchange Ratio”). The Base Exchange Ratio is expected to result in KushCo stockholders owning approximately 49.9% of the Company’s common stock and existing stockholders of the Company owning approximately 50.1% of the Company’s common stock.

The Merger Agreement permits the Company to continue to pursue opportunistic and strategic priorities prior to the closing of the Mergers, including engaging in certain contemplated acquisitions and capital raising transactions. If the Company issues additional securities prior to the closing of the Transaction in connection with any acquisitions or capital raising transactions the Base Exchange Ratio will be adjusted such that the Company’s existing stockholders maintain an aggregate interest of at least 50.1%, and not more than 51.9%, in the Company following the completion of the Mergers.

At or immediately prior to the effective time of Merger 1, subject to the approval of the Company’s, stockholders, the Company’s Amended and Restated Certificate of Incorporation will be amended and restated (the “Charter Amendment”) in order to (i) effect a conversion of each outstanding share of Class C common stock for three shares of Class B common stock (the “Class C Conversion”), an increase the number of authorized shares of Class B common stock from 10,000,000 shares to 30,000,000 shares and (ii) increase the number of authorized shares of Class A common stock from 125,000,000 million shares to 600,000,000 shares).

The Mergers are subject to customary closing conditions including, among other things, (1) the approval of the Merger Agreement by holders of a majority of the outstanding shares of KushCo’s common stock (the “Requisite KushCo Approval”), (2) the repayment of certain KushCo indebtedness and release of related liens, (3) approval of the Merger Agreement by holders of a majority of the voting power of the outstanding shares of the Company’s common stock held by stockholders other than (i) Jacoby & Co. LLC, an entity controlled by the Company’s co-founders, and its affiliates and (ii) the chief executive officer, chief financial officer, chief operating officer, and general counsel of the Company, (4) the approval of the Charter Amendment by holders of a majority of the voting power of the outstanding shares of the Company’s common stock, (5) the approval of the issuance of shares of the Company’s Class A common stock in connection with Merger 1 by the affirmative vote of a majority of the votes cast by stockholders of the Company entitled to vote on the matter (the items numbered (3) through (5) are referred to herein as the “Requisite Greenlane Approvals”), (6) the approval for the Nasdaq listing of the shares of the Company’s Class A common stock to be issued in Merger 1, (7) the absence of certain legal impediments, (8) the accuracy of the representations and warranties made by the parties (subject to customary materiality qualifications), (9) the effectiveness of a Registration Statement on Form S-4 registering the issuance of the shares of Class A common stock to be issued by the Company in Merger 1, (10) the performance by the parties in all material respects of their covenants, obligations and agreements under the Merger Agreement, (11) the expiration or termination of the required waiting period (and any extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (12) the delivery of tax opinions that the Company Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended and (13) no occurrence of a material adverse effect (which exclude COVID-19 related effects) on the Company or KushCo.

Treatment of Equity Awards

Immediately prior to the effective time of Merger 1, each KushCo stock option (whether or not vested or exercisable) will be converted into an option to purchase, on the same terms and conditions that apply to such option, that number of shares of the Company’s Class A common stock multiplied by the Exchange Ratio at an exercise price determined by dividing the per share exercise price covered by the Company option immediately prior to Merger 1 by the Exchange Ratio.

Immediately prior to Merger 1, each KushCo restricted stock unit will vest in full and be settled and treated as a share of the KushCo’s common stock in Merger 1.

Immediately prior to Merger 1, all unvested Greenlane equity awards other than those held by non-employee directors will become fully vested.

No Shop

Effective as of the signing of the Merger Agreement, the Company and KushCo are prohibited from soliciting, initiating, seeking, encouraging, facilitating (including by furnishing non-pubic information), continuing, or engaging in discussions or negotiations regarding, a proposal or inquiry that constitutes or could reasonably be expected to lead to a proposal to acquire 20% or more of their respective assets or capital stock (an “Acquisition Proposal”). However, if prior to obtaining the Requisite Greenlane Approvals or the Requisite KushCo Approval, as applicable, Greenlane or KushCo receives a bona fide, unsolicited, written Acquisition Proposal that Greenlane’s Board of Directors or KushCo’s Board of Directors determines to be, or could reasonably be expected to lead to, a “superior proposal,” and the Greenlane Board of Directors (or the Special Committee) or the KushCo Board of Directors, as applicable, reasonably determines that failure to take the following actions would be inconsistent with its fiduciary duties, then the party that received the Acquisition Proposal may provide to the person who made the Acquisition Proposal non-public information and engage in discussions and negotiations, under an acceptable confidentiality agreement. Within 48 hours, the party that received the Acquisition Proposal is required to notify the other party to the Merger Agreement regarding any Acquisition Proposal and provide the identity of the party submitting the proposal and a copy of the proposal or a summary of the material terms of the proposal, and must keep the other party to the Merger Agreement reasonably apprised of material developments.

If, prior to obtaining the Requisite Greenlane Approvals or the Requisite KushCo Approval, as applicable, a superior proposal is received or an certain intervening events occur, Greenlane’s Board of Directors (or the Special Committee) or KushCo’s Board of Directors, as applicable, may change its recommendation with respect to the Merger Agreement if it reasonably determines that failure to do so would be inconsistent with its fiduciary duties.

Termination

The Merger Agreement may be terminated under certain circumstances, including by mutual consent or by the Company or KushCo if (1) if the Mergers have not been completed on or before December 30, 2021, subject to one thirty-day (30) extension, (2) if there is in effect an order of a governmental entity restraining or enjoining the Mergers (whether temporary, preliminary or permanent) (3) upon failure of either party to obtain the requisite stockholder approval, (4) upon a material breach by the other party that would result in the failure of a closing condition to be capable of being satisfied before the earlier of 30 days after written notice of the breach and December 31, 2020 or (5) if a material adverse effect (which exclude COVID-19 related effects) occurs with respect to the other party. Additionally, each of the Company and KushCo may terminate the Merger Agreement in order to enter into an alternative transaction that is considered a superior proposal, following a prescribed process described above under “No Shop” above. In connection with the termination of the Merger Agreement for such reason and under other specified circumstances set forth in the Merger Agreement, the terminating party will be required to pay a termination fee equal to four percent of its equity value as of the date of the signing of the Merger Agreement. Specifically, the Merger Agreement provides for a termination fee payable by us of 4% of our equity value as of March 31, 2021 if the Merger Agreement is terminated under certain circumstances, including as a result of a material breach by us of any covenant or agreement under the Merger Agreement.

Voting Agreement

On March 31, 2021, in connection with the execution of the Merger Agreement, Jacoby & Co. Inc., a stockholder of the Company that is controlled by Aaron LoCascio, the Company’s Chief Executive Officer and Adam Schoenfeld, the Company’s Chief Strategy Officer, (the “Voting Agreement Stockholder”), entered into a voting agreement (the “Voting Agreement”) with the Company and KushCo.

Pursuant to the Voting Agreement, the Voting Agreement Stockholder has agreed, among other things, to vote or cause to be voted any issued and outstanding shares of the Company’s common stock beneficially owned by the Voting Agreement Stockholder, or that may otherwise become beneficially owned by the Voting Agreement Stockholder, during the term of the Voting Agreement, (i) in favor of all proposals presented at the special meeting of stockholders to be held by the Company in connection with the Mergers and related transactions other than the proposal to adopt the Merger Agreement and the transactions contemplated by the Merger Agreement, which it is prohibited from voting upon, (ii) against any action or agreement that would result in a breach of any covenant, representation or warranty or any other obligation of the Company contained in the Merger Agreement or of the Voting Agreement Stockholder contained in the Voting Agreement, and (iii) against any Acquisition Proposal or any other action, agreement or transaction that is intended, or could reasonably be expected, to materially impede, interfere or be inconsistent with, delay, postpone, discourage or materially and adversely affect the consummation of the transactions contemplated by the Merger Agreement or the Voting Agreement. The Voting Agreement Stockholder is permitted to transfer its shares by sale in the open market through a broker dealer.

The Voting Agreement will automatically terminate upon the earliest of (i) mutual written agreement of the Voting Agreement Stockholder and the Company, (ii) the consummation of the Mergers, (iii) any change in recommendation by the Company’s Board of Directors and (iv) a termination of the Merger Agreement in accordance with its terms.

Increase to Shares Available Under the Equity Plan

At the special meeting relating to the approval of the Merger Agreement and the other matters described above, the Company will seek stockholder approval of an amendment to the Company’s 2019 Equity Incentive Plan in order to increase of the number shares of common stock available under the Plan to an amount equal to 7.5% of the aggregate number of shares of Class A and Class B common stock to be outstanding after completion of the Mergers and the Class C Conversion.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act) of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2020.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2020 due to the material weaknesses identified and described below.

Management's Report on Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2020, the Company has not maintained effective internal control over financial reporting due to the material weaknesses identified and described below.

Because we are an "emerging growth company" under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Material Weaknesses

As previously described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2019, we began implementing a remediation plan to address the material weaknesses identified in the fourth quarter of 2019, and our management continues to be actively engaged in the remediation efforts. Management concluded that certain previously identified material weaknesses, individually and in the aggregate, were not remediated as of December 31, 2020. Consequently, additional material weaknesses were identified relating to our control environment and information and communication, as described below.

Among the previously reported design and operating deficiencies which contributed to material weaknesses in our control activities, management noted ineffective user access controls over certain IT systems to appropriately segregate duties and adequately restrict user access to financial applications and data to the appropriate personnel. While certain compensating control activities have been designed and implemented to mitigate the risks related to ineffective user access controls, these compensating control activities are not expected to operate at a level of precision that would prevent or detect a misstatement that could be material.

Control Environment

We did not maintain an effective control environment to enable the identification and mitigation of risks of material accounting errors and ensure corrective activities were appropriately applied, prioritized, and implemented in a timely manner.

Risk Assessment

As part of our remediation efforts related to the material weaknesses identified in the prior year, we undertook efforts during 2020 to begin designing an effective risk assessment, which was not completed or fully implemented in order to identify and mitigate key business and financial reporting risks to the organization. Control deficiencies were identified which constitute material weaknesses relating to: (i) identifying, assessing, and communicating appropriate objectives, (ii) identifying and analyzing risks to achieve these objectives, (iii) considering the potential for fraud in assessing risks to the achievement of objectives, and (iv) identifying and assessing changes that could significantly impact the system of internal controls.

Control Activities

As part of our remediation efforts related to the material weaknesses identified in the prior year, we undertook efforts during 2020 to design and implement control activities, however, design efforts relating to control activities were not fully implemented. Control deficiencies were identified associated with control activities. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) selecting and developing control activities that contribute to the mitigation of risks and support achievement of objectives, (ii) selecting and developing general control activities over technology to support the achievement of objectives, and (iii) deploying control activities through policies that establish what is expected and procedures that put policies into action.

The following design and operating deficiencies, individually and in the aggregate, contributed to material weaknesses in our control activities, including:

•Lack of direct and precise journal entry review and account reconciliation controls over certain account balances
•Ineffective controls over inventory counts and recording of inventory reserves
•Ineffective user access controls over certain IT systems to appropriately segregate duties and adequately restrict user access to financial applications and data to the appropriate personnel, including systems and data used in financial close and reporting
•Ineffective controls over significant non-recurring transactions

Information and Communication

We did not design and implement effective information and communication control activities. A control deficiency was identified which constitutes a material weakness relating to information technology controls, which includes information security, systems change management and computer operations for systems and applications that are critical to processing financial transactions and capturing and reporting information in the financial reporting process. These ineffective information technology controls contributed to ineffective data validation of spreadsheets and system-generated reports utilized in the preparation of the financial statements and disclosures.

Monitoring

We did not design and implement effective monitoring activities. Control deficiencies were identified which constitute material weaknesses, individually and in the aggregate, relating to: (i) selecting, developing, and performing ongoing evaluation to ascertain whether the components of internal controls are present and functioning, and (ii) evaluating and communicating internal control deficiencies in a timely manner to those parties responsible for taking corrective action.

Remediation Status

As previously disclosed, in 2020, we began a multi-year implementation of a new enterprise resource planning (“ERP”) system, which will replace our existing core financial systems, and which we expect will be completed during 2021. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures, based upon which management expects to focus its allocation of organizational resources to ensure the successful implementation of the new ERP system, including as it relates to designing and implementing effective control activities. Conversely, management expects that additional efforts related to re-designing user access roles and permissions in the existing ERP system, which is expected to be decommissioned in 2021, will be limited. Based on these considerations, and subject to management’s ongoing assessment, we cannot provide assurances that the previously reported material weaknesses related to ineffective user access controls, which also have a pervasive impact on the other components of our internal control over financial reporting structure, will be considered remediated until we complete the implementation of our new ERP system. Additionally, we are taking, and expect to continue to take the following remediation actions:

•the implementation of additional review procedures designed to enhance the control owner’s execution of control activities, including entity level controls, through the implementation of improved documentation standards evidencing execution of these controls, oversight, and training;

•improvement of the control activities and procedures associated with certain accounting areas, including proper segregation of duties and assigning personnel with the appropriate experience as preparers and reviewers over analyses relating to such accounting areas;
•educating and re-training control owners regarding internal control processes to mitigate identified risks and maintaining adequate documentation to evidence the effective design and operation of such processes; and
•implementing enhanced controls to monitor the effectiveness of the underlying business process controls that are dependent on the data and financial reports generated from the relevant information systems.

The material weaknesses identified will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Inherent Limitations on Effectiveness of Controls

Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
ITEM 9B. OTHER INFORMATION
None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

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
4.3*
Description of Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.3 to Greenlane Holdings, Inc.’s Annual Report on Form 10-K, filed on April 24, 2020).

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

10.9
Indemnification Agreement, dated as of April 17, 2019, by and between Greenlane Holdings, Inc. and each of its Directors (Incorporated by reference to Exhibit 10.2 to Greenlane Holdings, Inc.’s September 30, 2020 Quarterly Report on Form 10-Q, filed November 16, 2020).

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

10.16
Assignment and Assumption Agreement, dated as of November 5, 2018, by and between Jacoby & Co. Inc. and Warehouse Goods LLC, relating to Employment Agreement with Adam Schoenfeld (Incorporated by reference to Exhibit 10.17 to Greenlane Holdings, Inc.’s Registration Statement on Form S-1, filed on March 20, 2019).

10.17
Executive Employment Agreement by and between Warehouse Goods LLC and William Mote, dated as of August 19, 2020 (Incorporated by reference to Exhibit 10.3 to Greenlane Holdings, Inc.’s September 30, 2020 Quarterly Report on Form 10-Q, filed November 16, 2020).

10.18
Executive Employment Agreement by and between Warehouse Goods LLC and William Bine, dated as of August 25, 2020. Executive Employment Agreement by and between Warehouse Goods LLC and William Bine, dated as of August 25, 2020 (Incorporated by reference to Exhibit 10.4 to Greenlane Holdings, Inc.’s September 30, 2020 Quarterly Report on Form 10-Q, filed November 16, 2020).

10.19
Amended and Restated Employment Agreement by and between Warehouse Goods LLC and Douglas Fischer, dated as of September 9, 2020. (Incorporated by reference to Exhibit 10.6 to Greenlane Holdings, Inc.’s September 30, 2020 Quarterly Report on Form 10-Q, filed November 16, 2020).

10.20
Executive Employment Agreement by and between Warehouse Goods LLC and Michael Cellucci, dated as of September 28, 2020 (Incorporated by reference to Exhibit 10.7 to Greenlane Holdings, Inc.’s September 30, 2020 Quarterly Report on Form 10-Q, filed November 16, 2020).

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

GREENLANE HOLDINGS, INC.

Date: Date: March 31, 2021	By:	/s/ Aaron LoCascio
Aaron LoCascio Chief Executive Officer (Principal Executive Officer)

Date: Date: March 31, 2021	By:	/s/ William Mote
William Mote Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Aaron LoCascio	Chairperson, Director and Chief Executive Officer (Principal Executive Officer)	March 31, 2021
Aaron LoCascio

/s/ William Mote	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2021
William Mote

/s/ Adam Schoenfeld	Chief Strategy Officer and Director	March 31, 2021
Adam Schoenfeld

/s/ Neil Closner	Director	March 31, 2021
Neil Closner

/s/ Richard Taney	Director	March 31, 2021
Richard Taney

/s/ Jeff Uttz	Director	March 31, 2021
Jeff Uttz