Form 10-K/A
period 2020-12-31
Greenlane Holdings, Inc.
filed 2021-04-29
CIK 1743745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 29, 2021, Greenlane Holdings, Inc. had 16,929,522 shares of Class A common stock outstanding, 2,443,437 shares of Class B common stock outstanding and 70,301,343 shares of Class C common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Greenlane Holdings, Inc. (“Greenlane,” “the Company,” “we,” “us,” and “our”) for the year ended December 31, 2020 (as originally filed with the Securities and Exchange Commission on March 31, 2021, the “Original Form 10-K”) is being filed solely to include the information required by Items 10 through 14 of Part III of Form 10-K and to amend Item 15 of Part IV and the Index of Exhibits of Form 10-K. This information from Part III of Form 10-K was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year-end. We are including this Part III information in this Amendment No. 1 to our Form 10-K because, in light of our pending merger with KushCo Holdings, Inc., we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Form 10-K.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), Part III, Items 10 through 14, and Part IV, Item 15 of the Original Form 10-K are hereby amended and restated in their entirety. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 1 contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

Except as set forth in the first paragraph of this Explanatory Note, this Amendment No. 1 does not amend, modify, or otherwise update any other information in and on exhibits filed with the Original Form 10-K. Accordingly, this Amendment No.1 should be read in conjunction with the Original Form 10-K. In addition, this Amendment No. 1 does not reflect events that may have occurred subsequent to the filing date of the Original Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Our directors are elected to serve until the next annual meeting of stockholders and until his or her successor shall have been duly elected and qualified. The following table sets forth the name and age of each director, indicating all positions and offices with us currently held by the director.

Name	Age(1)	Title	Director Since
Aaron LoCascio	35	Chief Executive Officer and Chairman of the Board of Directors	2018
Adam Schoenfeld	36	Chief Strategy Officer and Director	2018
Neil Closner	47	Independent Director	2019
Richard Taney	65	Independent Director	2019
Jeff Uttz	52	Independent Director	2019

(1) Age as of April 29, 2021.

Set forth below are descriptions of the backgrounds and principal occupations of each of our directors, and the period during which he has served as a director.

Aaron LoCascio, our co-founder, has served as our Chief Executive Officer and Chairman of the Board of Directors (the “Board”) since May 2018 and has served as the Chief Executive Officer of Greenlane Holdings, LLC since its inception in 2007. He received his Associate’s degree in Accounting from Valencia Community College. Mr. LoCascio brings to the board extensive executive leadership experience, industry relationships and knowledge, and, through his position as our co-founder and Chief Executive Officer, he will use his full range of skills and perspective to further our success.

Adam Schoenfeld, our co-founder, has served as our Chief Strategy Officer and Director since May 2018 and has served as Managing Member of Greenlane Holdings, LLC since its inception in 2007. Mr. Schoenfeld received his Bachelor’s degree in International Business from Evergreen State College. He brings to the board valuable operational and leadership experience in the industry, extensive industry relationships and experience in customer service, import and export logistics, electronic transaction systems and order fulfillment.

Neil Closner was elected to our Board in April 2019 in connection with our initial public offering. Mr. Closner has over two decades of start-up, technology and health care experience. Mr. Closner currently serves as Chief Executive Officer and a director of LAVVAN Inc., a company that manufactures pure cannabinoid isolates through a yeast-based cellular agriculture platform. Immediately prior, from February 2013 to July 2018, he was the founder, Chief Executive Officer and a director of Canada-based MedReleaf Corp., one of the largest and most profitable providers of medical cannabis in Canada which was acquired in July 2018. Prior to establishing MedReleaf Corp., Mr. Closner served as Vice President of Business Development at Toronto’s Mount Sinai Hospital, where he launched and managed a number of entrepreneurial enterprises within the hospital. Mr. Closner began his career as a health care-focused investment banker with Salomon Smith Barney (now Citigroup) and has also served as the founder, Chief Executive Officer and/or director of more than half a dozen technology and health care-related start-up companies. He served two terms as the Chairman of the Board of the Cannabis Canada Council, the national industry association that represents the majority of Canada’s licensed cannabis producers. Mr. Closner studied economics at the London School of Economics and Political Science and received his Bachelor of Arts degree from McGill University and a Master of Business Administration degree from the Wharton School at the University of Pennsylvania. He brings to the board extensive leadership experience in the medical cannabis industry as well as experience in mergers and acquisitions.

Richard Taney was elected to our Board in April 2019 in connection with our initial public offering. Mr. Taney is also Chairman and director of Tuatara Capital Acquisition Corp. (NASDAQ:TCAC-U), a Special Purpose Acquisition Company (SPAC) focused on the cannabis industry. He is also President of T2 Capital, Inc., an investment and advisory company focused on the cannabis and psychedelic industries. From June 2017 until May of 2019, Mr. Taney served as a Managing Director of Tuatara Capital, LP (“Tuatara”), a cannabis industry focused private equity fund and the sponsor of Tuatara Capital Acquisition Corp.. Mr. Taney continues to serve as an advisor to Tuatara. From April 2016 to July 2017, Mr. Taney served as the founding member of T2 Capital Management, LLC an investment and advisory company focused on the cannabis industry. From October 2010 to April 2016, Mr. Taney served as President, Chief Executive Officer and director of Curaleaf, Inc. (formerly PalliaTech, Inc.), a cannabis cultivation and distribution company. Prior to co-founding Curaleaf, Inc., Mr. Taney was President and Chief Executive Officer of Delcath Systems, Inc. (NASDAQ: DCTH), a medical technology company. Mr. Taney also served as Chairman of the Board of Directors of MGT Capital Investments, Inc., another medical technology company. From 1999 to 2002 he was the managing partner of T2 Capital Management, LLC, a money management firm. Prior to establishing his money management firm and assuming his public company management positions, Mr. Taney spent 20 years advising institutional and high net worth clients at Salomon Brothers, Goldman Sachs, Merrill Lynch and Banc of America Securities. Mr. Taney received his Bachelor of Arts degree from Tufts University and a Juris Doctor degree from Temple University School of Law. He brings to the board broad management and finance experience as well as extensive experience in the cannabis industry.

Jeff Uttz was elected to our Board in April 2019 in connection with our initial public offering. From September 2013 to March 2017, Mr. Uttz served as the Chief Financial Officer of Shake Shack Inc. (NYSE: SHAK), an international burger restaurant chain. From September 2001 to June 2013, Mr. Uttz served as the Chief Financial Officer of Yard House USA, Inc., a full-service restaurant chain. Prior to that, Mr. Uttz held a number of positions at CKE Restaurants, Inc., working his way up from Manager of Corporate Banking to Vice President of Finance. Mr. Uttz is a Certified Public Accountant (inactive) and began his career at KPMG. From July 2017 to July 2018, he also served as a non-executive director of Pret a Manger, an international sandwich shop chain. Mr. Uttz received his Bachelor of Arts degree in Business Administration from California State University, Fullerton. He brings to the board extensive financial expertise and significant experience in public company financial leadership.

Executive Officers

The following table sets forth information concerning our executive officers. Executive officers are elected annually by the Board and serve at the Board’s discretion.

Name	Age(1)	Title
Aaron LoCascio	35	Chief Executive Officer and Chairman of the Board of Directors
Adam Schoenfeld	36	Chief Strategy Officer and Director
William Mote	51	Chief Financial Officer
William Bine	53	Chief Operating Officer
Michael Cellucci	46	President Sales and Marketing North America
Douglas Fischer	38	General Counsel

(1) Age as of April 29, 2021

Set forth below is a description of the background of our executive officers other than Messrs. LoCascio and Schoenfeld, whose backgrounds are described under “Directors.”

William Mote has served as our Chief Financial Officer since August 2020. Prior to joining the Company, from 2019 until July 2020, Mr. Mote served as chief financial officer of Basic Fun, Inc., a children’s toy developer. From 2014 to 2018, Mr. Mote served as the Chief Financial Officer of Summer Infant, Inc. (NASDAQ: SUMR), a global leader in infant and juvenile products. Prior to his work at Summer Infant, Inc., Mr. Mote served as the Chief Financial Officer of the Poarch Creek Indians, a sovereign nation, as Executive Vice President of Finance for Jakks Pacific, Inc. (NASDAQ: JAAK), as Director of Finance for Hewlett-Packard, and as a Vice President of BRG Sports, Inc. Mr. Mote is a Certified Public Accountant. Mr. Mote received his Bachelor of Science and Master of Business Administration from Louisiana State University.

William Bine has served as our Chief Operating Officer since August 2020. Prior to joining the Company, Mr. Bine was SVP, Global Supply Chain and Operations at Crocs, Inc. (NASDAQ: CROX) from 2017 until July 2020 and was responsible for the global supply chain transformation and restructuring strategy as part of the broader brand turnaround. Under his leadership, the supply chain transformation repositioned the company for growth by consolidating operations and facilities, diversifying the sourcing base for supply chain resiliency, right-sizing organizational structures and modernizing distribution facilities. Prior to Crocs, Inc., Mr. Bine served in multiple roles, including Interim Chief Sourcing Officer and VP, Global Sourcing Operations, at Ascena Retail Group from 2015 to 2017. Prior to Ascena, Mr. Bine served in multiple leadership roles, including VP International Operations and Supply Chain Strategy at Chico’s FAS, Inc. and multiple senior positions at L Brands, Inc. Mr. Bine is a US Navy veteran and earned a Bachelor of Science degree in Electrical Engineering from the University of Notre Dame and a Masters of Business Administration in Finance and Operations from Duke University.

Michael Cellucci has served as our President Sales and Marketing North America since September 2020. From March 2019 until joining the Company, Mr. Cellucci served as the President of Fairfax Group LLC, a consulting firm focused on assisting early state companies in the cannabis and hemp categories. From January 2017 to March 2019, Mr. Cellucci served as the President and Chief Operating Officer of Quality Importers Trading Co. Inc., a designer, importer and wholesaler of tobacco based products. Under his leadership, the company transformed from a wholesale trading company to full service supplier to the tobacco industry through the acquisition of Xikar International, the industry leading brand in cigar and lifestyle accessories. Prior to Quality Importers Trading Co. Inc., Mr. Cellucci spent 17 years at Drew Estate, a premium cigar company from January 2000 to July 2016, the last four years of which he held the position of President.

Douglas Fischer has served as the General Counsel of Greenlane Holdings, LLC since October 2018. From 2017 until becoming our General Counsel, Mr. Fischer served as the Chief Legal Officer of the National Association of Cannabis Businesses where he worked with leading cannabis businesses to establish national compliance standards. Prior to his work at the National Association of Cannabis Businesses, Mr. Fischer practiced law at Cadwalader, Wickersham & Taft, where he represented corporations and individuals in an array of settings spanning white collar criminal, regulatory, and complex commercial matters. Mr. Fischer has deep experience with anti-money laundering laws, the Controlled Substances Act, cannabis regulation, securities laws, and corporate compliance programs. He has written and spoken extensively concerning cannabis regulation, including appearing in the Wall Street Journal, Forbes, Cheddar, and The Daily Beast. Mr. Fischer received a Bachelor of Arts degree in Political Science from The George Washington University and a Juris Doctor degree from American University Washington College of Law.

Board Committees

Our Board has established three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The principal functions of each committee are described below. We comply with the Nasdaq Marketplace Rules and the other rules and regulations of the Nasdaq Global Market (as if we were not a controlled company), as amended or modified from time to time, and each of these committees is comprised exclusively of independent directors. Additionally, our Board of directors (the “Board”) may from time to time establish certain other committees to facilitate the management of our company.

The table below provides membership information for each of the Board committees as of the date of this report:

Member	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Neil Closner	X	X	X (chair)
Richard Taney	X	X (chair)	X
Jeff Uttz*	X (chair)	X	X

* Audit committee financial expert.

Audit Committee

The Audit Committee is comprised of Messrs. Uttz, Closner and Taney. Mr. Uttz, the chair of the Audit Committee, qualifies as an “audit committee financial expert” as that term is defined by the applicable regulations of the U.S. Securities and Exchange Commission (the “SEC”). The Board has determined that each of the directors serving on our Audit Committee is “independent” within the meaning of the applicable rules of the SEC and the Nasdaq listing standards. We have adopted an Audit Committee charter, which details the principal functions of the Audit Committee, including oversight related to:

•	appointing, retaining and evaluating our independent registered public accounting firm and approving all audit and non-audit services to be performed by them;

•	overseeing our independent registered public accounting firm’s qualifications, independence and performance;

•	overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC;

•	reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements;

•	establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters; and

•	reviewing and approving related person transactions.

Compensation Committee

The Compensation Committee is comprised of Messrs. Taney, Closner and Uttz, with Mr. Taney serving as chair. The Board has determined that each of the directors serving on our Compensation Committee is “independent” within the meaning of the applicable rules of the SEC and the Nasdaq listing standards. We have adopted a Compensation Committee charter, which details the principal authority and functions of the Compensation Committee, including:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration of our chief executive officer based on such evaluation;

•	reviewing and approving the compensation of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	to the extent required by applicable SEC rules, producing a report on executive compensation to be included in our annual Proxy Statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The Compensation Committee may form and delegate its authority to subcommittees when appropriate.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is comprised of Messrs. Closner, Taney and Uttz, with Mr. Closner serving as chairman. The Board has determined that each of the directors serving on our Nominating and Corporate Governance Committee is “independent” within the meaning of the applicable rules of the SEC and the Nasdaq listing standards. We have adopted a Nominating and Corporate Governance Committee charter, which details the principal functions of the Nominating and Corporate Governance Committee, including:

•	identifying and recommending to the full Board qualified candidates for election as directors and recommending nominees for election as directors at the Annual Meeting of stockholders;

•	developing and recommending to the Board corporate governance guidelines and implementing and monitoring such guidelines;

•	reviewing and making recommendations on matters involving the general operation of the Board, including board size and composition, and committee composition and structure;

•	reviewing and reassessing the adequacy of the Company’s charter and bylaws and recommending any revisions to the Board;

•	recommending to the Board nominees for each committee of the Board;

•	annually facilitating the assessment of the Board’s performance as a whole and of the individual directors, as required by applicable law, regulations and the Nasdaq listing standards; and

•	overseeing the Board’s evaluation of management.

In identifying and recommending nominees for directors, the Nominating and Corporate Governance Committee may consider, among other factors, diversity of relevant experience, expertise and background.

Code of Conduct and Ethics

Our Board has established a code of conduct and ethics that applies to our officers, directors and employees. Among other matters, our code of business conduct and ethics is designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications;

•	compliance with applicable laws, rules and regulations;

•	prompt internal reporting of violations of the code to appropriate persons identified in the code; and

•	accountability for adherence to the code of business conduct and ethics.

Any waiver of the code of conduct and ethics for our executive officers or directors must be approved by our Board or a committee of our Board, and any such waiver shall be promptly disclosed to stockholders as required by law and Nasdaq regulations.

Availability of Corporate Governance Materials

Stockholders may view our corporate governance materials, including the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, our Corporate Governance Guidelines and our Code of Conduct and Ethics, on our website at www.gnln.com under “Investors— Corporate Governance”, and these documents are available in print to any stockholder who sends a written request to such effect to Greenlane Holdings, Inc. 1095 Broken Sound Parkway, Suite 300, Boca Raton, Florida 33487, Attention: General Counsel. Information on or accessible from our website is not and should not be considered a part of this Form 10-K/A.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Executive officers, directors and greater than 10% stockholders are required by the SEC to furnish us with copies of all Forms 3, 4 and 5 that they file.

Based on our review of the copies of such forms, and/or on written representations from the reporting persons that they were not required to file a Form 5 for the fiscal year, we believe that these filing requirements were satisfied by the reporting persons during the fiscal year ended December 31, 2020, except for seven Form 4s which reported a total of 17 transactions. William Mote was inadvertently late in filing a Form 4, reporting one transaction, related to an award of restricted shares of Class A common stock on August 19, 2020. Jacoby & Co. Inc. was inadvertently late in filing Form 4s related to the redemption of common units for Class A common stock and the subsequent forfeiture and cancellation of Class C common stock on July 16, 2020, reporting three transactions, and September 18, 2020, reporting three transactions. Adam Schoenfeld was inadvertently late in filing Form 4s related to the redemption of common units for Class A common stock and the subsequent forfeiture and cancellation of Class C common stock on July 16, 2020, reporting three transactions, September 14, 2020, reporting three transactions, and December 24, 2020, reporting three transactions. Aaron LoCascio was inadvertently late in filing a Form 4 related to the redemption of common units for Class A common stock and the subsequent forfeiture and cancellation of Class C common stock on July 16, 2020, reporting three transactions.

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation

For the fiscal year ended December 31, 2020, each of our independent directors received an annual fee of $96,000. As compensation for serving on our Board, each independent director also received an award of 33,325 options to buy shares of Class A common stock. In addition, we reimburse our directors for their reasonable out-of-pocket expenses incurred in attending Board and committee meetings. Mr. LoCascio and Mr. Schoenfeld do not receive any additional compensation for their service on the Board.

The following provides compensation information pursuant to the scaled disclosure rules applicable to emerging growth companies under SEC rules and the Jumpstart Our Business Startups Act of 2012.

Director Compensation Table

The following table provides information on the compensation of our directors for the fiscal year ended December 31, 2020, other than Mr. LoCascio and Mr. Schoenfeld, who received no separate compensation for their service as directors. For information related to the compensation of Mr. LoCascio and Mr. Schoenfeld, please refer to “Executive Officer Compensation-Summary Compensation Table.”

Name	Fees Paid in Cash	Option Awards(1)	Total
Neil Closner	$96,000	$100,009	$196,009
Richard Taney	$96,000	$100,009	$196,009
Jeff Uttz	$96,000	$100,009	$196,009

(1)	Represents the aggregate grant date fair value of options to buy shares of Class A common stock granted on June 4, 2020 computed in accordance with FASB ASC Topic 718.

Executive Officer Compensation

The following provides compensation information pursuant to the scaled disclosure rules applicable to emerging growth companies and smaller reporting companies under SEC rules. Our named executive officers (“NEOs”) for the year ended December 31, 2020 were Aaron LoCascio, our Chief Executive Officer, Adam Schoenfeld, our Chief Strategy Officer, and William Mote, our Chief Financial Officer.

The compensation of our NEOs generally consists of a combination of base salary, bonuses and equity-based compensation. Bonus awards for 2020 and 2019 were determined at the sole discretion of the Compensation Committee based on an assessment of the performance of the NEOs. Our Compensation Committee did not award bonuses to our NEOs for 2019. Furthermore, Messrs. LoCascio and Schoenfeld received no equity awards for 2019.

The following tables contain certain compensation information for our NEOs in the fiscal years ended December 31, 2020 and 2019.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option Awards(1)	Stock Awards	All Other Compensation		Total
Aaron	2020	$380,000	-	$342,000	-	$13,969		$735,969
LoCascio	2019	379,824	-	-	-	-		379,824
Chief Executive Officer
Adam	2020	$380,000	$73,000	$342,000	-	$13,969		$808,969
Schoenfeld	2019	379,824	-	-	-	22,174	(2)	401,998
Chief Strategy Officer
William Mote(3)	2020	$119,704	$40,800	$224,000	-	-		$409,367
Chief Financial Officer

(1) Represents the grant date fair value determined in accordance with FASB ASC Topic 718.

(2) Represents the life insurance premium paid on Mr. Schoenfeld’s behalf.

(3) Mr. Mote joined as our Chief Financial Officer on August 19, 2020. As a result, Mr. Mote received no compensation from us or Greenlane Holdings, LLC for the year ended December 31, 2019.

Outstanding Equity Awards at Fiscal Year-End December 31, 2020

The following table presents information about our NEO’s outstanding equity awards as of December 31, 2020.

Name	Number of Securities Underlying Unexercised Options Excercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested		Market Value of Shares or Units of Stock that Have Not Vested(1)
Aaron LoCascio Chief Executive Officer	-	107,420	$3.95	June 4, 2030	-		-
Adam Schoenfeld Chief Strategy Officer	-	107,420	$3.95	June 4, 2030	-		-
William Mote Chief Financial Officer	21,649	64,950	$3.32	August 10, 2030	7,500	(2)	$29,700

(1)	Market value of shares reflects the number of shares multiplied by $3.96 per share, which was the closing price of our Class A common stock on the Nasdaq Global Market on December 31, 2020.

(2)	Represents restricted shares of the Company’s Class A common stock which were granted on June 4, 2020 and which became vested on February 10, 2021.

Employment Agreements

On October 28, 2015, each of Aaron LoCascio, our Chief Executive Officer, and Adam Schoenfeld, our Chief Strategy Officer, entered into an employment agreement with Jacoby & Co. Inc. In November 2018, these employment agreements were assigned to our wholly-owned subsidiary, Warehouse Goods LLC. Warehouse Goods LLC entered into an employment agreement with William Mote, our Chief Financial Officer, on August 19, 2020. Pursuant to these employment agreements, our NEOs are currently entitled to the following compensation:

Name and Principal Position	Annual Base	Annual Bonus
Aaron LoCascio Chief Executive Officer	$380,000	No less than 30% of base salary unless otherwise mutually agreed
Adam Schoenfeld Chief Strategy Officer	380,000	No less than 30% of base salary unless otherwise mutually agreed
William Mote Chief Financial Officer	320,000	Up to 50% of base salary based upon the attainment of one or more performance goals

Messrs. LoCascio’s, Schoenfeld’s and Mote’s employment agreements provide for an original term of up to three years. Each of the employment agreements provides for automatic one-year extensions unless either party gives written notice of termination not less than 60 days prior to the termination of the then-current term for Messrs. LoCascio and Schoenfeld or 90 days prior to the termination of the then-current term for Mr. Mote. Each NEO is entitled to the annual compensation described above, and is eligible to receive an annual incentive bonus (calculated as a percentage of base salary as described above). Each NEO’s performance against this bonus is determined by company performance and individual performance. For Messrs. LoCascio, Schoenfeld and Mote, the weighting is 70% company and 30% individual. During the term of employment, each NEO is entitled to participate in all employee benefit plans and programs made available to our employees generally, subject to the eligibility and participation restrictions of each such plan or program. Each NEO also is entitled to reimbursement for all reasonable business expenses incurred by such NEO in connection with carrying out such NEO’s duties.

Pursuant to their employment agreements, Messrs. LoCascio and Schoenfeld are each terminable by us at any time (i) for cause (as defined in their respective employment agreements), (ii) in the event of their death, or (iii) in the event of their disability. If Messrs. LoCascio or Schoenfeld are terminated for cause, they are entitled to receive their base salaries to the date of termination, any bonus that has accrued but is unpaid as of the date of termination and any reimbursable expenses not yet reimbursed as of such date. If Messrs. LoCascio or Schoenfeld are terminated due to death or disability, they (or their estates) are entitled to receive their base salaries for six months after the date of termination, any bonus that has accrued but is unpaid as of the date of termination, payment for any accrued but unused vacation days and any reimbursable expenses not yet reimbursed as of such date.

Pursuant to his employment agreement, Mr. Mote may terminate his employment at any time without cause. Mr. Mote is terminable by us at any time (i) without cause; (ii) for cause (as defined in their respective employment agreements), (iii) in the event of their death, or (iv) in the event of a breach by employee of any other term or condition of his employment agreement which remains uncured for a period of ten days. Upon termination of his employment agreement, neither party shall have any further obligation except for obligations accruing prior to the date of termination.

Pursuant to their employment agreements, each NEO also is subject to customary confidentiality restrictions and work-product provisions, and each NEO also is subject to customary non-competition covenants and non-solicitation covenants with respect to our employees, consultants and customers.

We do not currently maintain any retirement plans, other than matching 401(k) plans, for our executives or other employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth certain information as of April 29, 2021, regarding the beneficial ownership of shares of our common stock by (a) each of our directors, (b) each of our executive officers, (c) all of our directors and executive officers as a group, and (d) each person known to us to be the beneficial owner of more than five percent of our common stock. Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and dispositive power with respect to such shares. The SEC has defined “beneficial ownership” of a security to mean the possession, directly or indirectly, of voting power and/or dispositive power with respect to such security. A stockholder is also deemed to be, as of any date, the beneficial owner of all securities that such stockholder has the right to acquire within 60 days after that date through (a) the exercise of any option, warrant or right, (b) the conversion of a security, (c) the power to revoke a trust, discretionary account or similar arrangement, or (d) the automatic termination of a trust, discretionary account or similar arrangement.

Unless otherwise indicated, the address of each person listed below is c/o Greenlane Holdings, Inc. 1095 Broken Sound Parkway, Suite 300, Boca Raton, Florida 33487.

Name	Number of Shares of Class A Common Stock Beneficially Owned		% of All Class A Common Stock Shares(1)	Number of Shares of Class B Common Stock Beneficially Owned		% of All Class B Common Stock Shares(2)	Number of Shares of Class C Common Stock Beneficially Owned		% of All Class C Common Stock Shares(3)		Combined Voting Power(4)
Aaron LoCascio	150,118	(5)	*	-		-	59,958,138	(6)	85.29%		67.03%
Adam Schoenfeld	237,256	(7)	1.40%	-		-	66,026,343	(8)	93.92%		73.89%
William Bine	37,632	(9)	*	-		-	-		-		*
William Mote	49,605	(10)	*	-		-	-		-		*
Michael Cellucci	32,127	(11)	*	-		-	-		-		*
Douglas Fischer	16,290	(12)	*	31,768	(13)	1.30%	-		-		*
Neil Closner	78,238	(14)	*	-		-	-		-		*
Richard Taney	98,533	(15)	*	-		-	-		-		*
Jeff Uttz	63,533	(16)	*	-		-	-		-		*
All executive officers, directors and director nominees as a group 9 people)	763,332		4.51%	31,768		1.30%	66,026,343		93.92%	(17)	74.52%
More than 5% Beneficial Owners
Jacoby & Co. LLC(18)	-		-	-		-	59,958,138		85.29%		66.86%
Better Life Products Investment Group, Inc. (19)	-		-	2,166,200		88.65%	-		-		2.42%

* Less than 1.0%

(1)	Based on an aggregate of 16,929,522 shares of our Class A common stock outstanding as of April 29, 2021.

(2)	Based on an aggregate of 2,443,437 shares of our Class B common stock outstanding as of April 29, 2021.

(3)	Based on an aggregate of 70,301,343 shares of our Class C common stock outstanding as of April 29, 2021.

(4)	Based on an aggregate of 89,674,302 shares of our common stock outstanding as of April 29, 2021.

(5)	Includes 26,855 shares of Class A common stock issuable upon exercise of stock options within 60 days after April 29, 2021.

(6)	Represents 59,958,138 shares of Class B common stock held by Jacoby & Co. Inc., as to which Mr. LoCascio shares voting and dispositive power with Mr. Schoenfeld.

(7)	Includes (i) 22,533 shares of Class A common stock held by Mr. Schoenfeld’s spouse; and (ii) 26,855 shares of Class A common stock issuable upon exercise of stock options within 60 days after April 29, 2021.

(8)	Includes 59,958,138 shares of Class B common stock held by Jacoby & Co. Inc., as to which Mr. Schoenfeld shares voting and dispositive power with Mr. LoCascio.

(9)	Includes (i) 15,799 restricted shares of Class A common stock that vest 25% annually, starting on March 17, 2022, such that on March 17, 2025, the restricted shares of Class A common stock shall be 100% vested. As of April 29, 2021, none of Mr. Bine’s shares of restricted Class A common stock have vested; and (ii) 14,333 shares of Class A common stock issuable upon exercise of stock options within 60 days after April 29, 2021.

(10)	Includes (i) 20,456 restricted shares of Class A common stock that vest 25% annually, starting on March 17, 2022, such that on March 17, 2025, the restricted shares of Class A common stock shall be 100% vested. As of April 29, 2021, none of Mr. Mote’s shares of restricted Class A common stock have vested; and (ii) 21,649 shares of Class A common stock issuable upon exercise of stock options within 60 days after April 29, 2021.

(11)	Includes (i) 15,324 restricted shares of Class A common stock that vest 25% annually, starting on March 17, 2022, such that on March 17, 2025, the restricted shares of Class A common stock shall be 100% vested, as of April 29, 2021, none of Mr. Cellucci’s shares of restricted Class A common stock have vested; and (ii) 16,703 shares of Class A common stock issuable upon the exercise of stock options within 60 days after April 29, 2021.

(12)	Includes (i) 8,223 restricted shares of Class A common stock that vest 25% annually, starting on March 17, 2022, such that on March 17, 2025, the restricted shares of Class A common stock shall be 100% vested, as of April 29, 2021, none of Mr. Fischer’s shares of restricted Class A common stock have vested; and (ii) 7,067 shares of Class A common stock issuable upon the exercise of stock options within 60 days after April 29, 2021.

(13)	Mr. Fischer’s shares of Class B common stock vest 20% annually, starting on January 1, 2020, such that on January 1, 2024, the shares of Class B common stock shall be 100% vested. As of April 29, 2021, 12,706 of Mr. Fischer’s shares of Class B common stock have vested.

(14)	Includes (i) 8,757 restricted shares of Class A common stock that vest 50% on the grant date and vest 50% on March 17, 2022, such that on March 17, 2022, the restricted shares of Class A common stock shall be 100% vested, as of April 29, 2021, 4,378 of Mr. Closner’s shares of restricted Class A common stock have vested; (ii) 14,705 shares of Class A common stock held by NQC Investment Group, an entity controlled by Mr. Closner; and (iii) 54,776 shares of Class A common stock issuable upon the exercise of stock options within 60 days after April 29, 2021.

(15)	Includes (i) 8,757 restricted shares of Class A common stock that vest 50% on the grant date and vest 50% on March 17, 2022, such that on March 17, 2022, the restricted shares of Class A common stock shall be 100% vested, as of April 29, 2021, 4,378 of Mr. Taney’s shares of restricted Class A common stock have vested; and (ii) 54,776 shares of Class A common stock issuable upon the exercise of stock options within 60 days after April 29, 2021.

(16)	Includes (i) 8,757 restricted shares of Class A common stock that vest 50% on the grant date and vest 50% on March 17, 2022, such that on March 17, 2022, the restricted shares of Class A common stock shall be 100% vested, as of April 29, 2021, 4,378 of Mr. Uttz’s shares of restricted Class A common stock have vested; and (ii) 54,776 shares of Class A common stock issuable upon the exercise of stock options within 60 days after April 29, 2021.

(17)	Mr. LoCascio and Mr. Schoenfeld beneficially own 85.29% of the outstanding shares of Class C common stock through their beneficial ownership in and control over Jacoby & Co. Inc. Mr. Schoenfeld beneficially owns 8.63% of the outstanding shares of Class C common stock in his individual capacity. Together, Mr. LoCascio and Mr. Schoenfeld beneficially own 93.92% of the outstanding shares of Class C common stock.

(18)	Jacoby & Co. Inc. is beneficially owned and controlled by Mr. LoCascio and Mr. Schoenfeld.

(19)	Jeffrey Sherman has voting and dispositive power over such securities. Better Life Products Investment Group, Inc.’s address is 16901 Crown Bridge Drive, Delray Beach, FL 33446

Equity Compensation Plan Information

The following table gives information about shares of our Class A common stock that may be issued under the Greenlane Holdings, Inc. 2019 Equity Incentive Plan (the “2019 Equity Incentive Plan”) and upon redemption of common units subject to vesting conditions as of December 31, 2020.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by stockholders	1,386,306		$5.29	3,613,694
Equity compensation plans not approved by stockholders	1,074,709	(1)	-	-
Total	2,461,015		-	3,613,694

(1) Represents common units granted to employees pursuant to the Greenlane Operating Agreement. Each common unit may be tendered for redemption by the holder in exchange for one share of Class A common stock or, at the option of the Company, a cash payment equal to the five-day average volume weighted average market prices of one share of Class A common stock for each common unit redeemed (subject to customary adjustments, including for stock splits, stock dividends and similar events affecting the Class A common stock). The holders of the common units reflected herein each received one share of Class B common stock for each common unit. Upon redemption of a common unit, the corresponding share of Class B common stock will be cancelled. The common units and shares of Class B common stock reflected herein vest ratably over a five-year period from the date of grant. As of April 29, 2021, 975,864 of the common units and corresponding shares of Class B common stock reflected herein have vested, 5,146 have been forfeited, and 792,326 have been redeemed by the holders in exchange for an equivalent number of Class A common stock. For more information about the redemption rights of holders of common units, see “Related Party Transactions-Greenlane Operating Agreement-Common Unit Redemption Right.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transaction Policy

Our Board recognizes the fact that transactions with related persons present a heightened risk of conflicts of interests and/or improper valuation (or the perception thereof). Our Board has adopted a written policy on transactions with related persons under which:

•	any related-person transaction must be reviewed and approved or ratified by the Audit Committee, or the chair of the Audit Committee in the event management decides it is not practicable or desirable to wait until the next committee meeting; and

•	management must periodically inquire of directors and officers with respect to any potential related-person transaction of which they may be a party or of which they may be aware.

•	any employment relationship or transaction involving an executive officer and any related compensation must be approved by the compensation committee of the Board or recommended by the compensation committee to the Board for its approval.

In connection with the review and approval or ratification of a related-person transaction:

•	management must disclose to the Audit Committee or the chair of the Audit Committee, (i) the basis on which the person is a related person; (ii) the material facts of the related-party transaction, including the proposed aggregate value of such transaction or, in the case of indebtedness, the amount of principal and interest that would be involved and other principal terms of such indebtedness; (iii) the benefits to the Company of the proposed related-party transaction; (iv) if applicable, the availability of other sources of comparable products or services; and (v) an assessment of whether the proposed related-party transaction is on terms that are comparable to the terms available to an unrelated third party or to employees generally;

•	the Audit Committee shall consider all of the relevant facts and circumstances available to the Audit Committee, including (if applicable), but not limited to: the benefits to the Company; the impact on a director’s independence in the event the related person is a director, an immediately family member of a director or an entity in which a director is a partner, stockholder or executive officer; the availability of other sources for comparable products or services; the terms of the transaction; and the terms available to unrelated third parties or to employees generally. The Audit Committee may seek bids, quotes or independent valuations from third parties in connection with assessing any related-person transaction; and

•	to the extent required to be disclosed in our applicable filings under the Securities Act or the Exchange Act, and related rules, management must ensure that the related-person transaction is disclosed in accordance with such acts and related rules.

In addition, the related-person transaction policy provides that from time to time Audit Committee shall review any previously approved or ratified related-party transactions that remain ongoing and have a remaining term of more than six months or remaining amounts payable to or receivable from the Company of more than $120,000. Based on all relevant facts and circumstances, taking into consideration the Company’s contractual obligations, the Audit Committee shall determine if it is in the best interests of the Company and its stockholders to continue, modify or terminate the related-person transaction.

Related Party Transactions

Fifth Third Credit Facility

On October 4, 2017, Jacoby & Co. Inc. a company owned and controlled by Mr. LoCascio and our Chief Strategy Officer, Adam Schoenfeld, and that is the majority owner of Greenlane Holdings, LLC, entered into a credit agreement with Fifth Third Bank that provides a revolving credit facility for Greenlane Holdings, LLC of up to $8.0 million. On August 23, 2018, the parties to the original credit agreement entered into an amendment to such agreement pursuant to which Greenlane Holdings, LLC became the borrower, and Jacoby & Co. Inc. became a guarantor of the amounts borrowed thereunder. The amount of the revolving credit facility was increased from $8.0 million to $15.0 million and the termination date of the credit facility was extended from October 3, 2018 to August 23, 2020. On October 1, 2018, the parties to the amended credit agreement and 1095 Broken Sound Pkwy LLC, a newly-formed, wholly-owned subsidiary of Greenlane Holdings, LLC, entered into an amendment to the amended credit facility to provide for a $8.5 million term loan on such date from Fifth Third Bank to 1095 Broken Sound Pkwy LLC. The term loan amortizes over a period of seven years and matures on October 1, 2025 with a final balloon payment of approximately $7,180,900. Interest accrues on borrowings under the credit facility at a rate equal to LIBOR plus 3.5% per annum and under the term loan at a rate equal to LIBOR plus 2.39% per annum. Our obligations under the credit facility and the term loan are guaranteed by Jacoby & Co. Inc. and all of our operating subsidiaries and are secured by a first priority security interest in substantially all of our assets. The amounts drawn under such credit facility have fluctuated over the term of the credit facility and at times the credit facility has been drawn in full. In August 2020, the maturity date of the line of credit was further extended to November 30, 2020. This line of credit was not renewed on November 30, 2020. There were no borrowings outstanding on the line of credit at December 31, 2020.

Greenlane Operating Agreement

We operate our business through Greenlane Holdings, LLC and its subsidiaries. We and the other members party thereto have entered into Greenlane Holdings, LLC’s Third Amended and Restated Operating Agreement, which we refer to as the “Greenlane Operating Agreement.” Among the members who are a party to the Greenlane Operating Agreement are Aaron LoCascio, Adam Schoenfeld and Douglas Fischer, our Chief Executive Officer, Chief Strategy Officer and General Counsel, respectively. The operations of Greenlane Holdings, LLC, and the rights and obligations of the holders of common units, are set forth in the Greenlane Operating Agreement.

Appointment as Manager. Under the Greenlane Operating Agreement, we are the sole manager of Greenlane Holdings, LLC. As the manager, control all of the day-to-day business affairs and decision-making of Greenlane Holdings, LLC without the approval of any other member, unless otherwise stated in the Greenlane Operating Agreement. As such, we, through our officers and directors, are responsible for all operational and administrative decisions of Greenlane Holdings, LLC and the day-to-day management of Greenlane Holdings, LLC’s business. Pursuant to the terms of the Greenlane Operating Agreement, we cannot be removed as the sole manager of Greenlane Holdings, LLC by the other members.

Compensation. We are entitled to compensation for our services as the manager. We are entitled to reimbursement by Greenlane Holdings, LLC for all fees and expenses incurred on behalf of Greenlane Holdings, LLC, including all expenses associated with this offering and maintaining our corporate existence, and all fees, expenses and costs of being a public company (including expenses incurred in connection with public reporting obligations, proxy statements, stockholder meetings, stock exchange fees, transfer agent fees, legal fees, SEC and FINRA filing fees and offering expenses) and maintaining our corporate existence, including all costs of maintaining our Board and committees of the board, executive compensation and certain insurance policies.

Capitalization. The Greenlane Operating Agreement provides for a single class of common membership units, which we refer to as the “common units.” The Greenlane Operating Agreement reflects a split of common units such that we acquired one common unit with the net proceeds received by us from our initial public offering from the sale of one share of our Class A common stock. Each common unit entitles the holder to a pro rata share of the net profits and net losses and distributions of Greenlane Holdings, LLC.

Distributions. The Greenlane Operating Agreement requires “tax distributions,” as that term is defined in the Greenlane Operating Agreement, to be made by Greenlane Holdings, LLC to its “members,” as that term is defined in the Greenlane Operating Agreement. Tax distributions will be made at least annually to each member of Greenlane Holdings, LLC, including us, based on such member’s allocable share of the taxable income of Greenlane Holdings, LLC and at a commencing tax rate equal to the highest effective marginal combined federal, state and local income tax rate applicable to corporate or individual taxpayers that may potentially apply to any member for the relevant period taking into account (i) any deductions pursuant to Section 199A of the Code, and (ii) the character of the relevant tax items (e.g., ordinary or capital), as we, as the sole manager of Greenlane Holdings, LLC, reasonably determine. For this purpose, the taxable income of Greenlane Holdings, LLC, and our allocable share of such taxable income, shall be determined without regard to any tax basis adjustments that result from our deemed or actual purchase of common units from the members (as described above under “- Tax Receivable Agreement”). The tax rate used to determine tax distributions will apply regardless of the actual final tax liability of any such member. Tax distributions will also be made only to the extent all distributions from Greenlane Holdings, LLC for the relevant period were otherwise insufficient to enable each member to cover its tax liabilities as calculated in the manner described above. The Greenlane Operating Agreement also allows for distributions to be made by Greenlane Holdings, LLC to its members on a pro rata basis out of “distributable cash,” as that term is defined in the Greenlane Operating Agreement. We expect Greenlane Holdings, LLC may make distributions out of distributable cash periodically to the extent permitted by the agreements governing its indebtedness and as required by Greenlane Holdings, LLC for its capital and other needs, such that we in turn are able to make dividend payments, if any, to the holders of our Class A common stock.

Common Unit Redemption Right. The Greenlane Operating Agreement provides a redemption right to the members which entitles them to have their common units redeemed, at the election of each such person, for, at our option, as determined by or at the direction of the independent directors (within the meaning of the Nasdaq Marketplace Rules) of our Board who are disinterested, newly-issued shares of our Class A common stock on a one-to-one basis or a cash payment equal to the five-day average volume weighted average market prices of one share of Class A common stock for each common unit redeemed (subject to customary adjustments, including for stock splits, stock dividends and similar events affecting the Class A common stock). If we decide to make a cash payment, the member has the option to rescind its redemption request within a specified time period. Upon the exercise of the redemption right, the redeeming member will surrender its common units to Greenlane Holdings, LLC for cancellation. The Greenlane Operating Agreement requires that we contribute cash or shares of our Class A common stock to Greenlane Holdings, LLC in exchange for an amount of common units in Greenlane Holdings, LLC that will be issued to us equal to the number of common units redeemed from the member. Greenlane Holdings, LLC will then distribute the cash or shares of our Class A common stock to such member to complete the redemption. In the event of such election by a member, we may, at our option, effect a direct exchange by us of cash or our Class A common stock for such common units in lieu of such a redemption. Whether by redemption or exchange, we are obligated to ensure that at all times the number of common units that we own equals the number of shares of Class A common stock issued by us (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities).

Issuance of Common Units upon Exercise of Options or Issuance of Other Equity Compensation. We may implement guidelines to provide for the method by which shares of Class A common stock may be exchanged or contributed between us and Greenlane Holdings, LLC (or any subsidiary thereof), or may be returned to us upon any forfeiture of shares of Class A common stock, in either case in connection with the grant, vesting and/or forfeiture of compensatory equity awards granted by us, including under the 2019 Equity Incentive Plan, for the purpose of ensuring that the relationship between us and our subsidiaries remains at arm’s-length.

Maintenance of One-to-One Ratio of Shares of Class A Common Stock and Common Units Owned by Our Company. Our amended and restated certificate of incorporation and the Greenlane Operating Agreement require that we and Greenlane Holdings, LLC, respectively, at all times maintain (i) a ratio of one common unit owned by us for each share of Class A common stock issued by us (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities), (ii) a one-to-one ratio between the number of shares of Class B common stock owned by the non-founder members and the number of common units owned by the non-founder members and (iii) a three-to-one ratio between the number of shares of Class C common stock owned by the Founder Members and the number of common units owned by the founder members or their affiliates.

Transfer Restrictions. The Greenlane Operating Agreement generally does not permit transfers of common units by members, subject to limited exceptions or written approval of the transfer by the manager. Any transferee of common units must execute the Greenlane Operating Agreement and any other agreements executed by the holders of common units and relating to such common units in the aggregate.

Dissolution. The Greenlane Operating Agreement provides that the decision of the manager, with the approval of the holders of a majority of the outstanding common units, will be required to voluntarily dissolve Greenlane Holdings, LLC. In addition to a voluntary dissolution, Greenlane Holdings, LLC will be dissolved upon a change of control transaction under certain circumstances, as well as upon the entry of a decree of judicial dissolution or other circumstances in accordance with Delaware law. Upon a dissolution event, the proceeds of a liquidation will be distributed in the following order: (i) first, to pay all expenses of winding up Greenlane Holdings, LLC; and (ii) second, to pay all debts and liabilities and obligations of Greenlane Holdings, LLC. All remaining assets of Greenlane Holdings, LLC will be distributed to the members pro-rata in accordance with their respective percentage ownership interests in Greenlane Holdings, LLC (as determined based on the number of common units held by a member relative to the aggregate number of all outstanding common units).

Confidentiality. Each member will agree to maintain the confidentiality of Greenlane Holdings, LLC’s confidential information. This obligation excludes information independently obtained or developed by the members, information that is in the public domain or otherwise disclosed to a member, in either such case not in violation of a confidentiality obligation or disclosures required by law or judicial process or approved by us.

Indemnification and Exculpation. The Greenlane Operating Agreement provides for indemnification for all expenses, liabilities and losses reasonably incurred by any person by reason of the fact that such person is or was a member or is or was serving at the request of Greenlane Holdings, LLC as the manager, an officer, an employee or an agent of Greenlane Holdings, LLC; provided, however, that there will be no indemnification for actions made not in good faith or in a manner which the person did not reasonably believe to be in or not opposed to the best interests of Greenlane Holdings, LLC, or, with respect to any criminal action or proceeding other than by or in the right of Greenlane Holdings, LLC, where the person had reasonable cause to believe the conduct was unlawful, or for breaches of any representations, warranties or covenants by such person or its affiliates contained in the Greenlane Operating Agreement or in other agreements with Greenlane Holdings, LLC.

We, as the manager, and our affiliates, will not be liable to Greenlane Holdings, LLC, its members or their affiliates for damages incurred by any acts or omissions as the manager, provided that the acts or omissions of these exculpated persons are not the result of fraud, intentional misconduct, knowing violations of law, or breaches of the Greenlane Operating Agreement or other agreement with Greenlane Holdings, LLC.

Amendments. The Greenlane Operating Agreement may be amended with the consent of the holders of a majority in voting power of the outstanding common units; provided that if the manager holds greater than 33% of the common units, then it may be amended with the consent of the manager together with holders of a majority of the outstanding common units, excluding common units held by the manager. Notwithstanding the foregoing, no amendment to any of the provisions that expressly require the approval or action of certain members may be made without the consent of such members and no amendment to the provisions governing the authority and actions of the manager or the dissolution of Greenlane Holdings, LLC may be amended without the consent of the manager.

Tax Receivable Agreement

We have entered into a tax receivables agreement (the “Tax Receivables Agreement”) with each of the other members of Greenlane Holdings, LLC. We expect to obtain an increase in our share of the tax basis of the assets of Greenlane Holdings, LLC when a member receives cash or shares of our Class A common stock in connection with a redemption or exchange of such member’s common units for Class A common stock or cash (such basis increase, the “Basis Adjustments”). We intend to treat such acquisition of common units as a direct purchase by us of common units or net capital assets from a member for U.S. federal income and other applicable tax purposes, regardless of whether such common units are surrendered by a member to Greenlane Holdings, LLC for redemption or sold to us upon the exercise of our election to acquire such common units directly. Basis Adjustments may have the effect of reducing the amounts that we would otherwise pay in the future to various tax authorities. The Basis Adjustments may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

We have also entered into the Tax Receivable Agreement with Greenlane Holdings, LLC and the members. The Tax Receivable Agreement provides for the payment by us to such persons of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of the Transactions described above, including increases in the tax basis of the assets of Greenlane Holdings, LLC arising from such Transactions, and tax basis increases attributable to payments made under the Tax Receivable Agreement and deductions attributable to imputed interest and other payments of interest pursuant to the Tax Receivable Agreement. Greenlane Holdings, LLC will have in effect an election under Section 754 of the Code effective for each taxable year in which a redemption or exchange of common units for shares of our Class A common stock or cash occurs. These Tax Receivable Agreement payments are not conditioned upon any continued ownership interest in either Greenlane Holdings, LLC or us by any member. The rights of each member under the Tax Receivable Agreement are assignable by each member with our consent, which we may not unreasonably withhold, so long as the assignee joins as a party to the Tax Receivable Agreement. We expect to benefit from the remaining 15% of tax benefits, if any, that we may actually realize.

The actual Basis Adjustments, as well as any amounts paid to the members under the Tax Receivable Agreement, will vary depending on a number of factors, including:

•	the timing of any subsequent redemptions or exchanges - for instance, the increase in any tax deductions will vary depending on the fair value, which may fluctuate over time, of the depreciable or amortizable assets of Greenlane Holdings, LLC at the time of each redemption or exchange;

•	the price of shares of our Class A common stock at the time of redemptions or exchanges - the Basis Adjustments, as well as any related increase in any tax deductions, is directly related to the price of shares of our Class A common stock at the time of each redemption or exchange;

•	the extent to which such redemptions or exchanges are taxable - if a redemption or exchange is not taxable for any reason, increased tax deductions will not be available; and

•	the amount and timing of our income - the Tax Receivable Agreement generally will require us to pay 85% of the tax benefits as and when those benefits are treated as realized under the terms of the Tax Receivable Agreement. If we do not have taxable income, we generally will not be required (absent a change of control or other circumstances requiring an early termination payment) to make payments under the Tax Receivable Agreement for that taxable year because no tax benefits will have been actually realized. However, any tax benefits that do not result in realized tax benefits in a given taxable year will likely generate tax attributes that may be utilized to generate tax benefits in previous or future taxable years. The utilization of any such tax attributes will result in payments under the Tax Receivable Agreement.

For purposes of the Tax Receivable Agreement, cash savings in income and franchise tax are computed by comparing our actual income and franchise tax liability to the amount of such taxes that we would have been required to pay had there been no Basis Adjustments and had the Tax Receivable Agreement not been entered into. The Tax Receivable Agreement generally applies to each of our taxable years, beginning with the first taxable year ending after the completion of this offering. There is no maximum term for the Tax Receivable Agreement; however, the Tax Receivable Agreement may be terminated by us pursuant to an early termination procedure that requires us to pay the members an agreed upon amount equal to the estimated present value of the remaining payments to be made under the agreement (calculated based on certain assumptions, including regarding tax rates and utilization of the Basis Adjustments).

The payment obligations under the Tax Receivable Agreement are obligations of our company and not of Greenlane Holdings, LLC. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect that the payments that we may be required to make to the members could be substantial. Any payments made by us to members under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us or to Greenlane Holdings, LLC and, to the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us.

Decisions made by us in the course of running our business, such as with respect to mergers, asset sales, other forms of business combinations or other changes in control, may influence the timing and amount of payments that are received by a member under the Tax Receivable Agreement. For example, the earlier disposition of assets following a transaction that results in a Basis Adjustment will generally accelerate payments under the Tax Receivable Agreement and increase the present value of such payments.

The Tax Receivable Agreement provides that if (i) we materially breach any of our material obligations under the Tax Receivable Agreement, (ii) certain mergers, asset sales, other forms of business combination, or other changes of control were to occur, or (iii) we elect an early termination of the Tax Receivable Agreement, then our obligations, or our successor’s obligations, under the Tax Receivable Agreement would accelerate and become due and payable, based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement.

As a result, (i) we could be required to make cash payments to the members that are greater than the specified percentage of the actual benefits we ultimately realize in respect of the tax benefits that are subject to the Tax Receivable Agreement, and (ii) if we elect to terminate the Tax Receivable Agreement early, we would be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the Tax Receivable Agreement, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. In these situations, our obligations under the Tax Receivable Agreement could have a material adverse effect on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combination, or other changes of control. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreement.

Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine. If any such position is subject to a challenge by a taxing authority the outcome of which would reasonably be expected to materially affect a recipient’s payments under the Tax Receivable Agreement, then we will not be permitted to settle or fail to contest such challenge without the consent (not to be unreasonably withheld or delayed) of each member that directly or indirectly owns at least 10% of the outstanding common units. We will not be reimbursed for any cash payments previously made to any member pursuant to the Tax Receivable Agreement if any tax benefits initially claimed by us are subsequently challenged by a taxing authority and ultimately disallowed. Instead, in such circumstances, any excess cash payments made by us to a member will be netted against any future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement. However, we might not determine that we have effectively made an excess cash payment to the members for a number of years following the initial time of such payment and, if our tax reporting positions are challenged by a taxing authority, we will not be permitted to reduce any future cash payments under the Tax Receivable Agreement until any such challenge is finally settled or determined. As a result, it is possible that we could make cash payments under the Tax Receivable Agreement that are substantially greater than our actual cash tax savings.

Payments are generally due under the Tax Receivable Agreement within a specified period of time following the filing of our tax return for the taxable year with respect to which the payment obligation arises, although interest on such payments will begin to accrue at a rate of LIBOR plus 100 basis points from the due date (without extensions) of such tax return. Any late payments that may be made under the Tax Receivable Agreement will continue to accrue interest at LIBOR plus 500 basis points until such payments are made, including any late payments that we may subsequently make because we did not have enough available cash to satisfy our payment obligations at the time at which they originally arose.

Registration Rights Agreement

We entered into the Registration Rights Agreement with the members of Greenlane Holdings, LLC. Among the members who are a party to the Registration Rights Agreement are each of our named executive officers and each of our stockholders identified in the table in “Principal and Selling Stockholders” as beneficially owning shares of Class B common stock or Class C common stock. The Registration Rights Agreement provides the members who are party to the Registration Rights Agreement the right to require us to register under the Securities Act the resale of shares of Class A common stock issuable to them upon redemption or exchange of their common units, including on a short-form registration statement, if and when we are eligible to utilize such registration statement. The Registration Rights Agreement will also provide for piggyback registration rights for such members in certain circumstances. We will not be required to register the resale of the shares of Class A common stock issuable to the members upon redemption or exchange of their common units to the extent that such shares of Class A common stock are eligible for resale under Rule 144 without volume or manner-of-sale restrictions.

Indemnification Agreements

Our bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by the laws of the State of Delaware in effect from time to time, subject to certain exceptions contained in our bylaws. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable to us or our stockholders for any damages other than for breaches of fiduciary duty involving intentional misconduct, fraud or a knowing violation of law.

We have entered into indemnification agreements with each of our executive officers and directors. The indemnification agreements provide the executive officers and directors with contractual rights to indemnification, and expense advancement and reimbursement, to the fullest extent permitted under the laws of the State of Delaware in effect from time to time, subject to certain exceptions contained in those agreements.

There is no pending litigation or proceeding naming any of our directors or officers to which indemnification is being sought, and we are not aware of any pending litigation that may result in claims for indemnification by any director or officer.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of Deloitte & Touche LLP served as our independent registered accounting firm for the years ended December 31, 2020 and 2019.

The following table summarizes the aggregate fees billed by Deloitte for services performed for the Company for the fiscal year ended December 31, 2020 and 2019, respectively:

	Year Ended December 31, 2020		Year Ended December 31, 2019
Audit Fees	$1,058,950	(1)	$995,000	(1)
Audit-Related Fees	-		243,423	(2)
Tax Fees	129,000	(3)	-
All Other Fees	-		-
Total	$1,187,950		$1,238,423

(1)	Audit Fees include actual fees for the audit of our annual consolidated financial statements and the reviews of interim financial statements included in our Quarterly Reports on Form 10-Q.
(2)	Audit-Related fees for 2019 consist of fees for due diligence in connection with potential transactions.
(3)	Tax Fees for 2020 consist of fees for professional services related to tax compliance services.

Pre-Approval Policies and Procedures

The Audit Committee’s policy is to review and pre-approve, either pursuant to the Company’s Audit and Non-Audit Services Pre-Approval Policy (the “Pre-Approval Policy”) or through a separate pre-approval by the Audit Committee, any engagement of the Company’s independent auditor to provide any audit-related and non-audit services to the Company. Pursuant to the Pre-Approval Policy, which the Audit Committee reviews and reassesses periodically, a list of specific services within certain categories of services, including audit, audit-related and tax services, are specifically pre-approved for the upcoming or current fiscal year, subject to an aggregate maximum annual fee payable by us for each category of pre-approved services. Any service that is not included in the approved list of services must be separately pre-approved by the Audit Committee. In addition, the Audit Committee may delegate authority to its chairperson to pre-approve engagements for the performance of audit-related and non-audit services. Additionally, all audit-related and non-audit services in excess of the pre-approved fee level, whether or not included on the pre-approved list of services, must be separately pre-approved by the Audit Committee. The Audit Committee has delegated authority to its chairperson to pre-approve engagements for the performance of audit and non-audit services, for which the estimated cost for such services shall not exceed $100,000 in the aggregate for any calendar year. The chairperson must report all pre-approval decisions to the Audit Committee at its next scheduled meeting and provide a description of the terms of the engagement. During the year ended December 31, 2020, 100% of the services provided by Deloitte were pre-approved under the Pre-Approval Policy.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this report:

(1) Consolidated Financial Statements

Previously filed with Form 10-K for the year ended December 31, 2020, as filed on March 31, 2021.

(2) Financial Statement Schedules

All financial statement schedules are omitted since they are not required or are not applicable, or the required information is included in the consolidated financial statements and accompanying notes included in this Form 10-K/A.

(3) Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Greenlane Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to Greenlane’s Current Report on Form 8-K, filed April 25, 2019).
3.2	Second Amended and Restated By-Laws of Greenlane Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to Greenlane’s Current Report on Form 8-K, filed April 25, 2019).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to Greenlane’s Registration Statement on Form S-1/A, filed on April 8, 2019).
4.2	Form of Convertible Promissory Note (Incorporated by reference to Exhibit 4.2 to Greenlane Holdings, Inc.’s Registration Statement on Form S-1, filed on March 20, 2019).
4.3*	Description of Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.3 to Greenlane Holdings, Inc.’s Annual Report on Form 10-K, filed on April 24, 2020).
10.1	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.19 to Greenlane Holdings, Inc.’s Registration Statement on Form S-1, filed on March 20, 2019).
10.2	Tax Receivable Agreement between Greenlane Holdings, Inc., Greenlane Holdings, LLC and the Members of Greenlane Holdings, LLC (Incorporated by reference to Exhibit 10.4 to Greenlane Holdings, Inc.’s Current Report on Form 8-K, filed April 25, 2019).
10.3	Registration Rights Agreement between Greenlane Holdings, Inc. and the Original Members of Greenlane Holdings, LLC (Incorporated by reference to Exhibit 10.1 to Greenlane Holdings, Inc.’s Current Report on Form 8-K, filed April 25, 2019).
10.4	Third Amended and Restated Operating Agreement of Greenlane Holdings, LLC (Incorporated by reference to Exhibit 10.2 to Greenlane Holdings, Inc.’s Current Report on Form 8-K, filed April 25, 2019).
10.5	Credit Agreement, dated as of October 4, 2017, by and between Jacoby & Co. Inc. and Fifth Third Bank (Incorporated by reference to Exhibit 10.6 to Greenlane Holdings, Inc.’s Registration Statement on Form S-1, filed on March 20, 2019).
10.6	Omnibus Amendment No. 1 to Credit Agreement, Guarantees, and Security Agreements, dated as of August 23, 2018, by and among Greenlane Holdings, LLC, Jacoby & Co. Inc., the other Borrower Parties listed on the signature page thereto and Fifth Third Bank (Incorporated by reference to Exhibit 10.7 to Greenlane Holdings, Inc.’s Registration Statement on Form S-1, filed on March 20, 2019).
10.7	Reorganization Agreement among Greenlane Holdings, Inc., Greenlane Holdings, LLC and the Members listed on the signature pages thereto (Incorporated by reference to Exhibit 10.3 to Greenlane Holdings, Inc.’s Current Report on Form 8-K, filed April 25, 2019).

10.8	Amended and Restated Credit Agreement, dated as of October 1, 2018, by and among 1095 Broken Sounds Pkwy LLC, Greenlane Holdings, LLC and Fifth Third Bank (Incorporated by reference to Exhibit 10.8 to Greenlane Holdings, Inc.’s Registration Statement on Form S-1, filed on March 20, 2019).
10.9	Indemnification Agreement, dated as of April 17, 2019, by and between Greenlane Holdings, Inc. and each of its Directors (Incorporated by reference to Exhibit 10.2 to Greenlane Holdings, Inc.’s September 30, 2020 Quarterly Report on Form 10-Q, filed November 16, 2020).
10.10	Greenlane Holdings, Inc. 2019 Equity Incentive Plan (Incorporated by reference to Exhibit 10.5 to Greenlane Holdings, Inc.’s Current Report on Form 8-K, filed April 25, 2019).
10.11	Contribution Agreement, dated as of February 20, 2018, by and among Greenlane Holdings, LLC (f/k/a Jacoby Holdings LLC), the Sellers named therein and Better Life Products, Inc., as Seller Representative (Incorporated by reference to Exhibit 10.10 to Greenlane Holdings, Inc.’s Registration Statement on Form S-1, filed on March 20, 2019).
10.12	Contribution Agreement, dated as of January 4, 2019, by and among Greenlane Holdings, LLC, Pollen Gear Holdings, LLC and Pollen Gear LLC. (Incorporated by reference to Exhibit 10.18 to Greenlane Holdings, Inc.’s Registration Statement on Form S-1, filed on March 20, 2019).
10.13	Employment Agreement with Aaron LoCascio (Incorporated by reference to Exhibit 10.11 to Greenlane Holdings, Inc.’s Registration Statement on Form S-1, filed on March 20, 2019).
10.14	Employment Agreement with Adam Schoenfeld (Incorporated by reference to Exhibit 10.12 to Greenlane Holdings, Inc.’s Registration Statement on Form S-1, filed on March 20, 2019).
10.15	Assignment and Assumption Agreement, dated as of November 5, 2018, by and between Jacoby & Co. Inc. and Warehouse Goods LLC, relating to Employment Agreement with Aaron LoCascio (Incorporated by reference to Exhibit 10.16 to Greenlane Holdings, Inc.’s Registration Statement on Form S-1, filed on March 20, 2019).
10.16	Assignment and Assumption Agreement, dated as of November 5, 2018, by and between Jacoby & Co. Inc. and Warehouse Goods LLC, relating to Employment Agreement with Adam Schoenfeld (Incorporated by reference to Exhibit 10.17 to Greenlane Holdings, Inc.’s Registration Statement on Form S-1, filed on March 20, 2019).
10.17	Executive Employment Agreement by and between Warehouse Goods LLC and William Mote, dated as of August 19, 2020 (Incorporated by reference to Exhibit 10.3 to Greenlane Holdings, Inc.’s September 30, 2020 Quarterly Report on Form 10-Q, filed November 16, 2020).
10.18	Executive Employment Agreement by and between Warehouse Goods LLC and William Bine, dated as of August 25, 2020. Executive Employment Agreement by and between Warehouse Goods LLC and William Bine, dated as of August 25, 2020 (Incorporated by reference to Exhibit 10.4 to Greenlane Holdings, Inc.’s September 30, 2020 Quarterly Report on Form 10-Q, filed November 16, 2020).
10.19	Amended and Restated Employment Agreement by and between Warehouse Goods LLC and Douglas Fischer, dated as of September 9, 2020. (Incorporated by reference to Exhibit 10.6 to Greenlane Holdings, Inc.’s September 30, 2020 Quarterly Report on Form 10-Q, filed November 16, 2020).
10.20	Executive Employment Agreement by and between Warehouse Goods LLC and Michael Cellucci, dated as of September 28, 2020(Incorporated by reference to Exhibit 10.7 to Greenlane Holdings, Inc.’s September 30, 2020 Quarterly Report on Form 10-Q, filed November 16, 2020).
21.1*	List of subsidiaries of Greenlane Holdings, Inc.
23.1*	Consent of Deloitte & Touche LLP
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Previously filed with the Original Form 10-K, filed on March 31, 2021

**Filed herewith.

# Furnished herewith.

† Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLANE HOLDINGS, INC.

Date: April 29, 2021	By:	/s/ Aaron LoCascio
Aaron LoCascio Chief Executive Officer (Principal Executive Officer)