Form 10-Q
period 2021-03-31
Greenlane Holdings, Inc.
filed 2021-05-17
CIK 1743745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of May 12, 2021, Greenlane Holdings, Inc. had 16,930,772 shares of Class A common stock outstanding, 2,443,437 shares of Class B common stock outstanding and 70,301,343 shares of Class C common stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share amounts)

	March 31, 2021	December 31, 2020
ASSETS	(Unaudited)
Current assets
Cash	$12,309	$30,435
Accounts receivable, net of allowance of $1,087 and $1,084 at March 31, 2021 and December 31, 2020, respectively	5,516	6,330
Inventories, net	34,694	36,064
Vendor deposits	10,856	11,289
Assets held for sale	896	1,073
Other current assets (Note 8)	10,596	10,892
Total current assets	74,867	96,083

Property and equipment, net	12,735	12,201
Intangible assets, net	8,824	5,945
Goodwill	7,973	3,280
Operating lease right-of-use assets	2,606	3,104
Other assets	2,038	2,037
Total assets	$109,043	$122,650

LIABILITIES
Current liabilities
Accounts payable	$8,241	$18,405
Accrued expenses and other current liabilities (Note 8)	19,436	19,572
Customer deposits	3,266	2,729
Current portion of operating leases	713	966
Current portion of finance leases	216	184
Total current liabilities	31,872	41,856

Notes payable, less current portion and debt issuance costs, net	9,395	7,844
Operating leases, less current portion	2,312	2,524
Finance leases, less current portion	246	205
Other liabilities	1,115	964
Total long-term liabilities	13,068	11,537
Total liabilities	44,940	53,393

Commitments and contingencies (Note 7)

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share, 125,000 shares authorized; 16,342 shares issued and outstanding as of March 31, 2021; 13,322 shares issued and outstanding as of December 31, 2020	163	133
Class B common stock, $0.0001 par value per share, 10,000 shares authorized; 2,443 and 3,491 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	1	1
Class C Common stock, $0.0001 par value per share, 100,000 shares authorized; 72,064 and 76,039 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	7	8
Additional paid-in capital	47,705	39,742
Accumulated deficit	(29,104)	(24,848)
Accumulated other comprehensive income	47	29
Total stockholders’ equity attributable to Greenlane Holdings, Inc.	18,819	15,065
Non-controlling interest	45,284	54,192
Total stockholders’ equity	64,103	69,257
Total liabilities and stockholders’ equity	$109,043	$122,650

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Net sales	$34,009	$33,868
Cost of sales	26,696	26,539
Gross profit	7,313	7,329
Operating expenses:
Salaries, benefits and payroll taxes	6,370	6,614
General and administrative	8,339	8,659
Goodwill impairment charge	—	8,996
Depreciation and amortization	544	710
Total operating expenses	15,253	24,979
Loss from operations	(7,940)	(17,650)
Other income (expense), net:
Interest expense	(116)	(110)
Other income, net	324	940
Total other income, net	208	830
Loss before income taxes	(7,732)	(16,820)
Benefit from income taxes	(18)	(81)
Net loss	(7,714)	(16,739)
Less: Net loss attributable to non-controlling interest	(3,458)	(12,278)
Net loss attributable to Greenlane Holdings, Inc.	$(4,256)	$(4,461)

Net loss attributable to Class A common stock per share - basic and diluted (Note 9)	$(0.28)	$(0.43)
Weighted-average shares of Class A common stock outstanding - basic and diluted (Note 9)	15,263	10,455

Other comprehensive income (loss):
Foreign currency translation adjustments	(155)	(627)
Unrealized gain (loss) on derivative instrument	204	(493)
Comprehensive loss	(7,665)	(17,859)
Less: Comprehensive loss attributable to non-controlling interest	(3,427)	(13,131)
Comprehensive loss attributable to Greenlane Holdings, Inc.	$(4,238)	$(4,728)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2020	13,322	$133	3,491	$1	76,039	$8	$39,742	$(24,848)	$29	$54,192	$69,257
Net loss	—	—	—	—	—	—	—	(4,256)	—	(3,458)	(7,714)
Equity-based compensation	226	2	—	—	—	—	180	—	—	324	506
Other comprehensive income	—	—	—	—	—	—	—	—	18	31	49
Issuance of Class A common stock	426	4	—	—	—	—	2,001	—	—	—	2,005
Exchanges of noncontrolling interest for Class A common stock	2,368	24	(1,043)	—	(3,975)	(1)	5,774	—	—	(5,797)	—
Cancellation of Class B common stock due to forfeitures	—	—	(5)	—	—	—	8	—	—	(8)	—
Balance, March 31, 2021	16,342	$163	2,443	$1	72,064	$7	$47,705	$(29,104)	$47	$45,284	$64,103

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2019	9,812	$98	5,975	$1	77,791	$8	$32,108	$(9,727)	$(72)	$91,848	$114,264
Net loss	—	—	—	—	—	—	—	(4,461)	—	(12,278)	(16,739)
Equity-based compensation	—	—	—	—	—	—	64	—	—	206	270
Other comprehensive loss	—	—	—	—	—	—	—	—	(267)	(853)	(1,120)
Issuance of Class A common stock	480	5	—	—	—	—	1,496	—	—	—	1,501
Cancellation of Class B common stock due to forfeitures	—	—	(105)	—	—	—	223	—	—	(223)	—
Joint venture consolidation	—	—	—	—	—	—	—	—	—	189	189
Balance, March 31, 2020	10,292	$103	5,870	$1	77,791	$8	$33,891	$(14,188)	$(339)	$78,889	$98,365

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss (including amounts attributable to non-controlling interest)	$(7,714)	$(16,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	544	710
Equity-based compensation expense	529	270
Goodwill impairment charge	—	8,996
Change in fair value of contingent consideration	—	(615)
Change in provision for doubtful accounts	101	18
Gain related to indemnification asset	(621)	—
Other	5	64
Changes in operating assets and liabilities, net of the effects of acquisitions:
Decrease in accounts receivable	713	1,560
Decrease in inventories	1,462	95
Decrease in vendor deposits	433	2,056
Decrease in other current assets	1,147	2,324
(Decrease) in accounts payable	(10,450)	(414)
(Decrease) increase in accrued expenses	(1,943)	1,258
Increase (decrease) in customer deposits	537	(680)
Net cash used in operating activities	(15,257)	(1,097)
Cash flows from investing activities:
Purchase consideration paid for acquisitions, net of cash acquired	(2,403)	(1,272)
Purchases of property and equipment, net	(419)	(990)
Net cash used in investing activities	(2,822)	(2,262)
Cash flows from financing activities:
Other	(104)	(149)
Net cash used in financing activities	(104)	(149)
Effects of exchange rate changes on cash	57	(615)
Net decrease in cash	(18,126)	(4,123)
Cash, as of beginning of the period	30,435	47,773
Cash, as of end of the period	$12,309	$43,650

Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$373	$409
Lease liabilities arising from obtaining finance lease assets	$119	$—
Lease liabilities arising from obtaining operating lease right-of-use assets	$—	$331
Non-cash investing and financing activities:
Non-cash purchases of property and equipment	$287	$—
Shares of Class A common stock issued for acquisitions	$2,005	$1,501
Issuance of promissory note for acquisition	$2,503	$—
Issuance of contingent consideration for acquisition	$1,218	$—
Decrease in non-controlling interest as a result of exchanges for Class A common stock	$(5,797)	$—

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
On April 23, 2019, we completed our IPO of shares of Class A common stock. As a result of the IPO and the Transactions described below, we became the sole manager of the Operating Company and our principal asset is Common Units of the Operating Company (“Common Units”). As the sole manager of the Operating Company, we operate and control all of the business and affairs of the Operating Company, and we conduct our business through the Operating Company and its subsidiaries. We have a board of directors and executive officers, but no employees. All of our assets are held and all of the employees are employed by the Operating Company.
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
Initial Public Offering and Organizational Transactions
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
●    We contributed all of the net proceeds from the IPO to the Operating Company in exchange for a number of Common Units equal to the number of shares of our Class A common stock sold by us in the IPO.
●    The members of the Operating Company continue to own their Common Units not exchanged for the shares of our Class A common stock sold by them as selling stockholders in the IPO. Common Units are redeemable, subject to contractual restrictions, at the election of such members for newly-issued shares of our Class A common stock on a one-to-one basis (and their shares of our Class B common stock or our Class C common stock, as the case may be, will be canceled on a one-to-one basis in the case of our Class B common stock or three-to-one basis in the case of our Class C common stock upon any such issuance). We also have the option to instead make a cash payment equal to a volume weighted average market price of one share of our Class A common stock for each Common Unit redeemed (subject to customary adjustments, including for stock splits, stock dividends and reclassifications) in accordance with the terms of the Operating Agreement. Our decision to make a cash payment upon a member’s redemption election will be made by our independent directors (within the meaning of the Nasdaq Marketplace Rules) who are disinterested in such proposed redemption; and
●    We entered into a Tax Receivable Agreement (the “TRA”) with the Operating Company and the Operating Company’s members and a Registration Rights (the “Registration Rights Agreement”) with the Operating Company’s members.
Our corporate structure following the IPO is commonly referred to as an “Up-C” structure, which is often used by partnerships and limited liability companies when they undertake an IPO. The Up-C structure allows the members of the Operating Company to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership, or “pass-through” entity, for income tax purposes following the IPO. One of these benefits is that future taxable income of the Operating Company that is allocated to its members will be taxed on a flow-through basis and therefore will not be subject to corporate taxes at the Operating Company entity level. Additionally, because the members may redeem their Common Units for shares of our Class A common stock on a one-for-one basis, or at our option, for cash, the Up-C structure also provides the members with potential liquidity that holders of non-publicly traded limited liability companies are not typically afforded.
The TRA provides for the payment by us to the Operating Company’s members of 85.0% of the amount of tax benefits, if any, that we may actually realize (or in some cases, are deemed to realize) as a result of (i) the step-up in tax basis in our share of the Operating Company's assets resulting from the redemption of Common Units under the mechanism described above and (ii) certain other tax benefits attributable to payments made under the TRA.
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
The following table sets forth the economic and voting interests of our common stock holders as of March 31, 2021:

Class of Common Stock (ownership)	Total Shares (1)	Class A Shares (as converted) (2)	Economic Ownership in the Operating Company (3)	Voting Interest in Greenlane (4)	Economic Interest in Greenlane (5)
Class A	16,341,897	16,341,897	38.2%	18.0%	100.0%
Class B (non-founder members)	2,443,437	2,443,437	5.7%	2.7%	—%
Class C (founder members)	72,064,218	24,021,406	56.1%	79.3%	—%
Total	90,849,552	42,806,740	100.0%	100.0%	100.0%

(1) Represents the total number of outstanding shares for each class of common stock as of March 31, 2021.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31,

2020. The condensed consolidated results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any other future annual or interim period. Certain reclassifications have been made to prior year amounts or balances to conform to the presentation adopted in the current year.

Use of Estimates

Conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. U.S. GAAP requires us to make estimates and judgments in several areas. Such areas include, but are not limited to: the collectability of accounts receivable; the allowance for slow-moving or obsolete inventory; the realizability of deferred tax assets; the fair value of goodwill; the fair value of contingent consideration arrangements; the useful lives of intangibles assets and property and equipment; the calculation of our VAT receivable and VAT payable, including fines and penalties payable; our loss contingencies, including our TRA liability; and the valuation and assumptions underlying equity-based compensation. These estimates are based on management's knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ materially from those estimates.

In March 2020, the World Health Organization declared the novel coronavirus ("COVID-19") a global pandemic. We expect uncertainties around our key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. Our estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in our condensed consolidated financial statements.

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

Due to market conditions and estimated adverse impacts from the COVID-19 pandemic, management concluded that a triggering event occurred in the first quarter of 2020, requiring a quantitative impairment test of our goodwill for our United States and Europe reporting units. Based on this assessment, we concluded that the estimated fair value of our United States reporting unit was determined to be below its carrying value, which resulted in a $9.0 million goodwill impairment charge for the three months ended March 31, 2020. This impairment charge resulted from the impacts of COVID-19 on our current and forecasted wholesale revenues and the restrictions on certain products we sell imposed by the Federal Drug Administration ("FDA") Enforcement Priorities for Electronic Nicotine Delivery Systems ("ENDS") and Other Deemed Products on the

Market Without Premarket Authorization ("ENDS Enforcement Guidance'), which resulted in changes to our estimates and assumptions of the expected future cash flows of the United States reporting unit.

We recognized no goodwill impairment charges during the three months ended March 31, 2021. See "Note 3—Business Combinations" for discussion of goodwill recognized during the first quarter of 2021 related to the Eyce LLC acquisition.

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

Our performance obligations for services are satisfied when the services are rendered within the arranged service period. Service revenue was de minimis for the three months ended March 31, 2021 and 2020.

Beginning with the first quarter of 2020, we entered into a limited number of bill-and-hold arrangements. Each bill-and-hold arrangement is reviewed and revenue is recognized only when certain criteria have been met: (i) the customer has requested delayed delivery and storage of the products by us, in exchange for a storage fee, because they want to secure a supply of the products but lack storage space, (ii) the risk of ownership has passed to the customer, (iii) the products are segregated from our other inventory items held for sale, (iv) the products are ready for shipment to the customer, and (v) the products are customized and thus we do not have the ability to use the products or direct them to another customer. During the three months ended March 31, 2021 and 2020, we recorded $0.2 million and $0.8 million of revenue under bill-and-hold arrangements, respectively. Storage fees charged to customers for bill-and-hold arrangements are recognized as invoiced. Such fees were not significant for the three months ended March 31, 2021 and 2020.

For certain product offerings such as premium, patented, child-resistant packaging, closed-system vaporization solutions and custom-branded retail products, we generally receive a deposit from the customer (generally 50% of the total order cost, but the amount can vary by customer contract) when an order is placed by a customer. We typically complete these orders within one to three months from the date of order, depending on the complexity of the customization and the size of the order. See “Note 8—Supplemental Financial Statement Information” for a summary of changes to our customer deposits liability balance during the three months ended March 31, 2021.

We estimate product returns based on historical experience and record them as a refund liability that reduces the net sales for the period. We analyze actual historical returns, current economic trends and changes in order volume when evaluating the adequacy of our sales returns allowance in any reporting period. Our liability for returns, which is included within "Accrued expenses and other current liabilities" in our condensed consolidated balance sheets, was approximately $0.8 million as of March 31, 2021 and December 31, 2020. The recoverable cost of merchandise estimated to be returned by customers, which is included within "Other current assets" in our condensed consolidated balance sheets, was approximately $0.2 million as of March 31, 2021 and December 31, 2020.

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

No single customer represented more than 10% of our net sales for the three months ended March 31, 2021 and 2020. As of March 31, 2021 and December 31, 2020, no single customer represented more than 10% of our accounts receivable balance.
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
The ENDS Enforcement Guidance had the effect of prohibiting the sale of certain products in the United States, including mint-flavored products from certain vendors, starting February 2020. Products impacted by the ENDS Enforcement Guidance represented less than 0.1% of our net sales for the three months ended March 31, 2021 and 2020.
While we are in compliance with and expect to remain in compliance with the ENDS Enforcement Guidance, further actions and developments relating to the FDA's guidance could adversely affect our sales of ENDS products and may have a material adverse effect on our business, results of operations and financial condition.
Consolidated Appropriations Act, 2021
On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law, which contained provisions that amended the Prevent All Cigarette Trafficking Act (“PACT Act") to apply to electronic nicotine delivery systems ("ENDS"), as that term is defined by the PACT Act. The PACT Act, among other things, prohibits the use of the U.S. Postal Service (“USPS”) to deliver ENDS. The PACT Act also requires that sellers of ENDS implement certain age verification measures for direct-to-consumer sales, register with the Bureau of Alcohol, Tobacco, Firearms and Explosives ("ATF") and the tobacco tax administrators of the states into which shipments are made, and file monthly reports demonstrating payment of applicable taxes. Additionally, as a result of the PACT Act amendments, FedEx and UPS adopted policies banning the shipment of certain vaping products starting on March 1st, 2021 and April 5th, 2021, respectively. Substantial uncertainty exists regarding which products may not be shipped pursuant to the PACT Act and the policies of FedEx and UPS. In the event USPS, FedEx, or UPS determine that their bans apply broadly to all or almost all vaporizers, our shipping costs will be adversely and materially impacted, and we could lose our ability to deliver products to customers in a timely and economical manner. We are unable to determine the extent of the impact to the business until further guidance and clarification is issued.
Value Added Taxes

During the third quarter of 2020, as part of a global tax strategy review, we determined that our European subsidiaries based in the Netherlands, which we acquired on September 30, 2019, had historically collected and remitted value added tax ("VAT") payments, which related to direct-to-consumer sales to other European Union ("EU") member states, directly to the Dutch tax authorities. In connection with our subsidiaries' payment of VAT to Dutch tax authorities rather than other EU member states, the German government has commenced a criminal investigation, which could result in penalties; other jurisdictions could commence such investigations as well. We have performed an analysis of the VAT overpayments to the Dutch tax authorities, which we expect will be refunded to us, and VAT payable to other EU member states, including potential fines and penalties. Based on this analysis, we recorded VAT payable of approximately $7.4 million and $9.9 million within "Accrued expenses and other current liabilities" and VAT receivable of approximately $4.2 million and $4.4 million within "Other current assets" in our condensed consolidated balance sheet as of March 31, 2021 and December 31, 2020, respectively. We received a refund from the Dutch tax authorities of approximately $4.1 million in April 2021, which reduced our VAT receivable to approximately $0.1 million.

Pursuant to the purchase and sale agreement by which we acquired our European subsidiaries, the sellers are required to indemnify us against certain specified matters and losses, including any and all liabilities, claims, penalties and costs incurred or sustained by us in connection with non-compliance with tax laws in relation to activities of the sellers. The indemnity (or indemnification receivable) is limited to an amount equal to the purchase price under the purchase and sale agreement. Furthermore, we were beneficiaries of a bank guarantee in the amount of approximately $0.9 million for claims for which we are entitled to indemnification under the purchase and sale agreement, which we collected in April 2021. In April 2021, we entered into a settlement agreement with the sellers of Conscious Wholesale requiring the transfer of approximately $0.7 million in cash from the sellers' bank accounts. Accordingly, as of March 31, 2021, we reflected an indemnification asset of approximately $1.6 million within "Other current assets" using the loss recovery model, as management believes that amounts covered by the bank guarantee and settlement agreement are probable of recovery.

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

We establish VAT receivables in jurisdictions where VAT paid exceeds VAT collected and are recoverable through the filing of refund claims. Our VAT receivable balance as of March 31, 2021 relates to refund claims with the Dutch tax authorities. We have voluntarily disclosed VAT owed to several relevant tax authorities in the EU member states and are continuing voluntarily disclose in the second quarter of 2021, and believe in doing so we will reduce our liability for penalties and interest.

Nonetheless, we may incur expenses in future periods related to such matters, including litigation costs and other expenses to defend our position. The outcome of such matters is inherently unpredictable and subject to significant uncertainties.

Refer to "Note 7—Commitments and Contingencies" for additional discussion regarding our contingencies.
Recently Adopted Accounting Guidance
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This update was effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We adopted this standard beginning January 1, 2021. Adoption of this standard did not have a material impact on our condensed consolidated financial statements.
In January 2020, the FASB issued ASU No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), which clarifies the interaction of accounting for equity securities under Topic 321, the accounting for equity investments in Topic 323, and the accounting for certain forward contracts and purchased options in Topic 815. We adopted this guidance beginning January 1, 2021. Adoption of this standard did not have a material impact on our condensed consolidated financial statements.
In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which addresses the measurement and disclosure requirements for convertible instruments and contracts in an entity's own equity. The new standard simplifies and adds disclosure requirements for the accounting and measurement of convertible instruments and the settlement assessment for contracts in an entity's own equity. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021. We elected to early adopt the new standard beginning January 1, 2021, on a modified retrospective basis. Adoption of this standard did not impact our condensed consolidated financial statements, as we did not hold any instruments to which this standard was applicable during the current reporting period nor in earlier reporting periods.
Recently Issued Accounting Guidance Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses. The standard requires the use of an “expected loss” model on certain types of financial instruments. The standard also amends the impairment model for available-for-sale securities and requires estimated credit losses to be recorded as allowances rather than as reductions to the amortized cost of the securities. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2022 for filers that are eligible to be smaller reporting companies under the SEC's definition. Early adoption is permitted. We do not believe the adoption of this new guidance will have a material impact on our condensed consolidated financial statements and disclosures.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides practical expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued as a result of reference rate reform. These amendments are not applicable to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, which clarified the scope and application of the original guidance. ASU No. 2020-04 and ASU No. 2021-01 are effective as of March 12, 2020 through December 31, 2022 and may be applied to contract modifications and hedging relationships from the beginning of an interim period that includes or is subsequent to March 12, 2020. We are still evaluating the impact these standards will have on our consolidated financial statements and related disclosures.

NOTE 3. BUSINESS ACQUISITIONS

Eyce LLC

On March 2, 2021, we acquired substantially all the assets of Eyce LLC ("Eyce"), a designer and manufacturer of pipes, bubblers, rigs, and other smoking and vaporization-related accessories and merchandise. We acquired Eyce to take advantage of expected synergies, which include increased margins from the direct integration of one of our top-selling product lines into our offerings of Greenlane Brand products and the enlistment of key talent in Eyce's founding owners.

We accounted for the Eyce acquisition as a business combination under the acquisition method under ASC Topic 805, Business Combinations. Eyce has been consolidated in our condensed consolidated financial statements commencing on March 2, 2021, the date of acquisition. "Net sales" and "net loss" in the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2021 includes de minimis revenue and net income of Eyce from the date of acquisition through March 31, 2021. We recognized approximately $0.3 million in acquisition-related costs, which were included within "general and administrative" expenses in our condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2021.
We paid total consideration valued at $8.1 million, which consisted of the following:

(in thousands)	Purchase Consideration
Cash	$2,403
Class A common stock	2,005
Promissory note	2,503
Contingent consideration - payable in cash	609
Contingent consideration - payable in Class A common stock	609
Total purchase consideration	$8,129
The contingent consideration arrangement requires us to make contingent payments based on the achievement of certain revenue and EBITDA performance targets for the years ending December 31, 2021 and 2022, as set forth in the acquisition agreement. We estimated the fair value of the contingent consideration by using a Monte Carlo simulation that includes significant unobservable inputs such as the risk-free rate, risk-adjusted discount rate, the volatility of the underlying financial metrics and projected financial forecast of the acquired business over the earn-out period.
The initial accounting for the acquisition is incomplete primarily due to the timing of the closing of the acquisition relative to the timing of our condensed consolidated financial statements for the first quarter of 2021. The following table summarizes the preliminary purchase price allocation and the estimated fair value of the net assets acquired at the date of acquisition. The purchase price allocation is preliminary pending completion of the fair value analysis of the acquired assets.

(in thousands)	Estimated Fair Value as of Acquisition Date
Inventory	$92
Developed technology	1,738
Trade name	1,294
Customer relationships	165
Goodwill	4,840
Total purchase price	$8,129

Goodwill generated from the acquisition is primarily related to the value we placed on expected business synergies. The assignment of goodwill recognized from this business combination to reporting units has also not yet been completed as of the date of these financial statements. We anticipate that all of the goodwill recognized will be deductible for income tax purposes.

Unaudited Pro Forma Financial Information
The following table presents pro forma results for the three months ended March 31, 2021 and 2020 as if our acquisition of Eyce had occurred on January 1, 2020, and Eyce's results had been included in our consolidated results beginning on that date (in thousands):

	Three months ended March 31
	2021	2020
	(Unaudited)
Net Sales	$34,161	$33,959
Cost of Goods Sold	26,772	26,573
Gross Profit	7,389	7,386
Net Loss	$(7,982)	$(17,024)

The pro forma amounts have been calculated after applying our accounting policies to the financial statements of Eyce and adjusting the combined results of Greenlane and Eyce (a) to remove Eyce product sales to us and to remove the cost incurred by us related to products purchased from Eyce prior to the acquisition, and (b) to reflect the increased amortization expense that would have been charged assuming intangible assets identified in the acquisition of Eyce had been recorded on January 1, 2020.

The impact of the Eyce acquisition on the actual results reported by us in subsequent periods may differ significantly from that reflected in this pro forma information for a number of reasons, including but not limited to, non-achievement of the expected synergies from these combinations and changes in the regulatory environment. As a result, the pro forma information is not necessarily indicative of what our financial condition or results of operations would have been had the acquisition been completed on the applicable date of this pro forma financial information. In addition, the pro forma financial information does not purport to project our future financial condition and results of operations.

Pending Merger with KushCo Holdings, Inc.
On March, 31, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with KushCo Holdings, Inc. (“KushCo”). If completed, Greenlane’s merger with KushCo will create the leading ancillary cannabis products and service company. The combined company (the “Combined Company”) will serve a premier group of customers, which includes many of the leading multi-state-operators and licensed producers, the top smoke shops in the United States, and millions of consumers. The Combined Company will retain the name “Greenlane Holdings, Inc.” and will continue to trade on the Nasdaq Capital Market (the “Nasdaq”) under the symbol “GNLN.” Greenlane will be treated as the acquirer for accounting purposes.
Under the terms of the Merger Agreement, KushCo’s stockholders will receive a number of shares of Greenlane’s Class A common stock based on the Exchange Ratio (as defined in the Merger Agreement) for each share of KushCo common stock, which Exchange Ratio is subject to adjustment as described in the Merger Agreement. The exchange is expected to result in existing KushCo stockholders owning approximately 49.9% of the common stock of the Combined Company and existing Greenlane stockholders owning approximately 50.1% of the Combined Company’s common stock after consummation of the merger. In the event of an adjustment to the Exchange Ratio, existing KushCo stockholders will own no less than 48.1%, and existing Greenlane stockholders will own no more than 51.9%, of the Combined Company’s common stock. Greenlane will also assume KushCo’s outstanding stock options and warrants, which will be converted into fully vested stock options and warrants to purchase Greenlane’s Class A common stock, generally using the same Exchange Ratio (subject to adjustment as described above). The aggregate value of the merger consideration will fluctuate based upon changes in the price of Greenlane Class A common stock and the number of shares of KushCo common stock, stock options, and warrants outstanding immediately prior to the effective time of the merger, as well as any adjustments to the Exchange Ratio provided in the Merger Agreement.
The completion of the merger is subject to conditions of the Merger Agreement, including obtaining the requisite approvals from stockholders of Greenlane and KushCo, as well as approvals from the Nasdaq and certain regulators. We expect the merger to be completed in the second half of 2021, but can provide no assurances that the merger will close on that timeline or at all.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments Measured on a Recurring Basis

The carrying amounts for certain of our financial instruments, including cash, accounts receivable, accounts payable and certain accrued expenses and other assets and liabilities, approximate fair value due to the short-term nature of these instruments. Our financial instruments measured at fair value on a recurring basis were as follows at the dates indicated:

	Condensed Consolidated Balance Sheet Caption	Fair Value at March 31, 2021
(in thousands)		Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap contract	Other long-term liabilities	$—	$460	$—	$460
Contingent consideration - current	Accrued expenses and other current liabilities	—	—	853	853
Contingent consideration - long-term	Other long-term liabilities	—	—	365	365
Total Liabilities		$—	$460	$1,218	$1,678

	Condensed Consolidated Balance Sheet Caption	Fair Value at December 31, 2020
(in thousands)		Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap contract	Other long-term liabilities	$—	$665	$—	$665
Total Liabilities		$—	$665	$—	$665

There were no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy during the three months ended March 31, 2021.

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

Details of the outstanding swap contract as of March 31, 2021, which is a "pay-fixed and receive-floating" contract, are as follows:

Swap Maturity	Notional Value (in thousands)	Pay-Fixed Rate	Receive-Floating Rate	Floating Rate Reset Terms
October 1, 2025	$8,078	2.07750%	One-Month LIBOR	Monthly

We performed an initial qualitative assessment of hedge effectiveness using the hypothetical derivative method in the period in which the hedging transaction was entered, as the critical terms of the hypothetical derivative and the hedging instrument were the same. Quarterly, we perform a qualitative analysis for prospective and retrospective assessments of hedge effectiveness. The unrealized loss on the derivative instrument is included within "Other comprehensive loss" in our condensed consolidated statements of operations and comprehensive loss. There was no measure of hedge ineffectiveness and no reclassifications from other comprehensive loss into interest expense for the three months ended March 31, 2021 or 2020.

Contingent Consideration

Each period we revalue our contingent consideration obligations associated with business acquisitions to their fair value. Additional purchase price payments ranging from $0 to $3.5 million are contingent upon the achievement of certain revenue and EBITDA targets measured through December 31, 2022. The estimate of the fair value of contingent consideration is determined by applying a risk-neutral framework using a Monte Carlo Simulation, which includes inputs not observable in the market, such as the risk-free rate, risk-adjusted discount rate, the volatility of the underlying financial metrics and projected financial forecast of the acquired business over the earn-out period, and therefore represents a Level 3 measurement. Significant increases or decreases in these inputs could result in a significantly lower or higher fair value measurement of the contingent consideration liability. Changes in the fair value of contingent consideration are included within "Other income (expense), net" in our condensed consolidated statements of operations and comprehensive loss. There were no fair value adjustments to contingent consideration recognized during the three months ended March 31, 2021.

A reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2021 is as follows:

(in thousands)	Contingent Consideration
Balance at December 31, 2020	$—
Contingent consideration issued in March 2021	1,218
Balance at March 31, 2021	$1,218

Investment in Equity Securities

Our investment in equity securities consists of a 1.49% ownership interest in Airgraft Inc. We determined that our ownership does not provide us with significant influence over the operations of this investee. Accordingly, we account for our investment in this entity as equity securities. Airgraft Inc. is a private entity and its equity securities do not have a readily determinable fair value. We elected to measure this security under the measurement alternative election at cost minus impairment, if any, and adjust the security to fair value when an observable price change can be identified; thus, the investment in equity securities constitutes a Level 3 investment, measured on a non-recurring basis. There have been no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy during the three months ended March 31, 2021 or 2020.

During the three months ended March 31, 2021 and 2020, we did not identify any fair value adjustments using observable price changes in orderly transactions for an identical or similar investment of the same issuer. At March 31, 2021 and December 31, 2020, the carrying value of this investment was approximately $2.0 million, which included a fair value adjustment of $1.5 million based on an observable price change recognized during the year ended December 31, 2019.

NOTE 5. LEASES

Greenlane as a Lessee
As of March 31, 2021, we had 11 facilities financed under operating leases consisting of warehouses, offices, and retail stores, with lease term expirations between 2021 and 2026. Lease terms are generally three to seven years for warehouses, office space and retail store locations. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The following table provides details of our future minimum lease payments under finance and operating lease liabilities recorded in our condensed consolidated balance sheet as of March 31, 2021. The table below does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

(in thousands)	Finance Leases	Operating Leases	Total
Remainder of 2021	$177	$597	$774
2022	177	947	1,124
2023	112	921	1,033
2024	4	609	613
2025	—	122	122
Thereafter	—	124	124
Total minimum lease payments	470	3,320	3,790
Less: imputed interest	8	295	303
Present value of minimum lease payments	462	3,025	3,487
Less: current portion	216	713	929
Long-term portion	$246	$2,312	$2,558
Rent expense under operating leases was approximately $0.3 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively.
The majority of our finance lease obligations relate to leased warehouse equipment. Payments under our finance lease agreements are fixed for terms ranging from three to five years. We recorded approximately $0.5 million and $0.4 million, respectively, of finance lease assets, net within "property and equipment, net" as of March 31, 2021 and December 31, 2020, and the related liabilities within "current portion of finance leases" and "finance leases, less current portion" in our condensed consolidated balance sheets.
The following expenses related to our finance and operating leases were included in "general and administrative expenses" within our condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021:

(in thousands)	March 31, 2021
Finance lease costs
Amortization of leased assets	$54
Interest of lease liabilities	5
Operating lease costs
Operating lease cost	250
Variable lease cost	39
Total lease costs	$348
The table below presents lease-related terms and discount rates as of March 31, 2021:

March 31, 2021
Weighted average remaining lease terms
Operating leases	3.6 years
Finance leases	2.3 years
Weighted average discount rate
Operating leases	4.9%
Finance leases	4.2%

Greenlane as a Lessor
As of March 31, 2021, we had five operating leases for office space leased to third-party tenants in our corporate headquarters building in Boca Raton, Florida. Rental income of approximately $0.2 million for the three months ended March 31, 2021 and 2020, was included within “other income, net” in our condensed consolidated statements of operations and comprehensive loss.
The following table represents the maturity analysis of undiscounted cash flows related to lease payments, which we expect to receive from our existing operating lease agreements with tenants:

(in thousands)	Rental Income
Remainder of 2021	$534
2022	199
2023	99
2024	77
2025	53
Total	$962
NOTE 6. LONG TERM DEBT
Our long-term debt, excluding operating and finance lease liabilities, consisted of the following amounts at the dates indicated:

(in thousands)	March 31, 2021	December 31, 2020
Real Estate Note	$8,078	$8,125
Eyce Promissory Note	2,503	—
	10,581	8,125
Less unamortized debt issuance costs	(93)	(99)
Less current portion of long-term debt	(1,093)	(182)
Long-term debt, net, excluding operating leases and finance leases	$9,395	$7,844
Line of Credit
On April 5, 2019, the Operating Company, as the borrower, entered into a second amendment to the first amended and restated credit agreement, dated October 1, 2018 (the "line of credit") with Fifth Third Bank, for a $15.0 million revolving credit loan with a maturity date of August 23, 2020. In August 2020, the maturity date of the line of credit was further extended to November 30, 2020. The line of credit was not renewed on November 30, 2020. There were no borrowings outstanding on the line of credit at March 31, 2021 or December 31, 2020.
Real Estate Note
In October 2018, one of the Operating Company’s wholly-owned subsidiaries financed the purchase of a building which serves as our corporate headquarters through a real estate term note (the “Real Estate Note”) in the principal amount of $8.5 million. Principal payments plus accrued interest at a rate of LIBOR plus 2.39% are due monthly. The Real Estate Note contains customary covenants and restrictions, including, without limitation, covenants that require us to comply with laws, restrictions on our ability to incur additional indebtedness, and various customary remedies for the lender following an event of default, including the acceleration of repayment of outstanding amounts under the Real Estate Note and execution upon the collateral securing obligations under the Real Estate Note. Our obligations under the Real Estate Note are secured by a mortgage on the property. The Real Estate Note is subject to an interest rate swap contract, see "Note 4—Fair Value of Financial Instruments."
Eyce LLC Promissory Note
In March 2021, one of the Operating Company's wholly-owned subsidiaries financed the acquisition of Eyce LLC through the issuance of an unsecured promissory note (the "Eyce Promissory Note") in the principal amount of $2.5 million. Principal payments plus accrued interest at a rate of 4.5% are due quarterly.
NOTE 7. COMMITMENTS AND CONTINGENCIES
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

See "Note 5—Leases" for details of our future minimum lease payments under finance lease liabilities and operating lease liabilities. See "Note 11—Incomes Taxes" for information regarding income tax contingencies.

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

NOTE 8. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Assets Held for Sale
An asset group classified as held for sale is reflected at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the assets exceeds its estimated fair value, a loss is recognized. We recorded approximately $0.9 million of machinery held for sale within "Assets Held for Sale" as of March 31, 2021 and December 31, 2020. We are actively seeking a buyer and expect to complete the sale of the machinery by the third quarter of 2021. We recognized no impairment charges during the three months ended March 31, 2021 or 2020.
Other Current Assets
The following table summarizes the composition of other current assets as of the dates indicated:

(in thousands)	March 31, 2021	December 31, 2020
Other current assets:
VAT refund receivable	$4,194	$4,391
Prepaid expenses	1,651	1,542
Indemnification receivable, net	1,638	921
Other	3,113	4,038
	$10,596	$10,892
Accrued Expenses and Other Current Liabilities
The following table summarizes the composition of accrued expenses and other current liabilities as of the dates indicated:

(in thousands)	March 31, 2021	December 31, 2020
Accrued expenses and other current liabilities:
VAT payable	$7,409	$9,882
Contingent consideration	853	—
Payroll related including bonus	2,551	2,361
Accrued professional fees	3,144	1,750
Accrued third-party logistics fees	206	1,295
Liabilities associated with assets held for sale	20	226
Accrued taxes, state and income	243	211
Current portion of long-term debt	1,093	182
Other	3,917	3,665
	$19,436	$19,572
Customer Deposits
For certain product offerings such as premium, patented, child-resistant packaging, closed-system vaporization solutions and custom-branded retail products. We generally receive a deposit from the customer (generally 50% of the total order cost, but the amount can vary by customer contract), when an order is placed by a customer. We typically complete orders related to customer deposits within one to three months from the date of order, depending on the complexity of the customization and the size of the order. Changes in our customer deposits liability balance during the three months ended March 31, 2021 were as follows:

(in thousands)	Customer Deposits
Balance as of December 31, 2020	$2,729
Increases due to deposits received, net of other adjustments	1,691
Revenue recognized	(1,154)
Balance as of March 31, 2021	$3,266

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) for the periods presented were as follows:

(in thousands)	Foreign Currency Translation	Unrealized Loss on Derivative Instrument	Total
Balance at December 31, 2020	$183	$(154)	$29
Other comprehensive income (loss)	(155)	204	49
Less: Other comprehensive (income) loss attributable to non-controlling interest	99	(130)	(31)
Balance at March 31, 2021	$127	$(80)	$47

(in thousands)	Foreign Currency Translation	Unrealized Loss on Derivative Instrument	Total
Balance at December 31, 2019	$(22)	$(50)	$(72)
Other comprehensive loss	(627)	(493)	(1,120)
Less: Other comprehensive loss attributable to non-controlling interest	477	376	853
Balance at March 31, 2020	$(172)	$(167)	$(339)

Supplier Concentration
We have four major vendors whose products accounted for an aggregate of approximately 42.9% our total net sales and 35.5% of our total purchases for the three months ended March 31, 2021, and an aggregate of approximately 47.9% of our total net sales and 37.5% of our total purchases for the three months ended March 31, 2020. We expect to maintain our existing relationships with these vendors.
NOTE 9. STOCKHOLDERS’ EQUITY
Class A Common Stock Repurchase Program

In November 2019, our Board of Directors approved a stock repurchase program authorizing up to $5.0 million in repurchases of our outstanding shares of Class A common stock. Under the program, we may repurchase shares in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. We may periodically repurchase shares in open market transactions, directly or indirectly, in block purchases and in privately negotiated transactions or otherwise. The timing, pricing, and amount of any repurchases under the share repurchase program will be determined by management at its discretion based on a variety of factors, including, but not limited to, trading volume and market price of our Class A common stock, corporate considerations, our working capital and investment requirements, general market and economic conditions, and legal requirements. The share repurchase program does not obligate us to repurchase any common stock and may be modified, discontinued, or suspended at any time. Shares of Class A common stock repurchased under the program are subsequently retired. There were no share repurchases under the program during the three months ended March 31, 2021 or 2020.
Non-Controlling Interest
As discussed in “Note 1—Business Operations and Organization,” we consolidate the financial results of the Operating Company in our condensed consolidated financial statements and report a non-controlling interest related to the Common Units held by non-controlling interest holders. As of March 31, 2021, we owned 38.2% of the economic interests in the Operating Company, with the remaining 61.8% of the economic interests owned by non-controlling interest holders. The non-controlling interest in the accompanying consolidated statements of operations and comprehensive loss represents the portion of the net loss attributable to the economic interest in the Operating Company held by the non-controlling holders of Common Units calculated based on the weighted average non-controlling interests’ ownership during the periods presented.
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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A common stock is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(7,714)	$(16,739)
Less: Net loss attributable to non-controlling interests	(3,458)	(12,278)
Net loss attributable to Class A common stockholders	$(4,256)	$(4,461)
Denominator:
Weighted average shares of Class A common stock outstanding	15,263	10,455
Net loss per share of Class A common stock - basic and diluted	$(0.28)	$(0.43)

For the three months ended March 31, 2021, 2,443,437 shares of Class B common stock, 72,064,218 shares of Class C common stock and 1,521,137 stock options to purchase Class A common stock were excluded from the weighted-average in the computation of diluted net loss per share of Class A common stock because the effect would have been anti-dilutive.
For the three months ended March 31, 2020, 5,869,778 shares of Class B common stock, 77,791,218 shares of Class C common stock and 745,784 stock options to purchase Class A common stock were excluded from the weighted-average in the computation of diluted net loss per share of Class A common stock because the effect would have been anti-dilutive.
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
During the three months ended March 31, 2021, we recorded compensation expense of approximately $0.1 million related to restricted shares, which was included within "salaries, benefits and payroll taxes" in our condensed consolidated statement of operations and comprehensive loss. As of March 31, 2021, total unrecognized compensation expense related to unvested restricted shares of our Class A common stock was approximately $1.1 million, which is expected to be recognized over a weighted average period of 2.4 years.
During the three months ended March 31, 2021, we recorded a de minimis amount of compensation expense related to restricted stock units ("RSUs"). As of March 31, 2021, total unrecognized compensation expense related to unvested RSUs was approximately $0.1 million, which is expected to be recognized over a weighted average period of 2.6 years.
During the three months ended March 31, 2021 and 2020, we recorded compensation expense related to stock options of approximately $0.3 million and $0.4 million, respectively, which was included within "salaries, benefits and payroll taxes" in our condensed consolidated statements of operations and comprehensive loss. As of March 31, 2021, total unrecognized compensation expense related to unvested stock options was approximately $3.3 million, which is expected to be recognized over a weighted-average period of 2.8 years.
Common Units of the Operating Company Granted as Equity-Based Compensation
During the three months ended March 31, 2021, we recorded compensation expense related to Common Units of approximately $0.1 million, which was included within "salaries, benefits and payroll taxes" in our condensed consolidated statements of operations and comprehensive loss. As of March 31, 2021, total unrecognized compensation expense related to unvested Common Units was approximately $0.6 million, which is expected to be recognized over a weighted-average period of 1.7 years.
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
As of March 31, 2021 and December 31, 2020, management performed an assessment of the realizability of our deferred tax assets based upon which management determined that it is not more likely than not that the results of operations will generate sufficient taxable income to realize portions of the net operating loss benefits. Consequently, we established a full valuation allowance against our deferred tax assets, and reflected a carrying balance of $0 as of March 31, 2021 and December 31, 2020, respectively. In the event that management determines that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance will be made, which would reduce the provision for income taxes. The benefit from income taxes for the three months ended March 31, 2021 and 2020, respectively, relates to taxes in foreign jurisdictions, including Canada and the Netherlands.

For the three months ended March 31, 2021, the effective tax rate differed from the U.S. federal statutory tax rate of 21% primarily due to the Operating Company’s pass-through structure for U.S. income tax purposes, the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and the valuation allowance against the deferred tax asset.
For the three months ended March 31, 2021, we did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties.
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

As noted above, we evaluated the realizability of the deferred tax assets resulting from the IPO and the Transactions completed in April 2019 and established a full valuation allowance against those benefits. As a result, we determined that the amount or timing of payments to noncontrolling interest holders under the TRA are no longer probable or reasonably estimable. Based on this assessment, our TRA liability was $0 as of March 31, 2021 and December 31, 2020.

If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, we will record a liability related to the TRA, which would be recognized as expense within our condensed consolidated statements of operations and comprehensive (loss) income.
During the three months ended March 31, 2021 and 2020, we did not make any payments, inclusive of interest, to members of the Operating Company pursuant to the TRA.
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
The reportable segments identified are our business activities for which discrete financial information is available and for which operating results are regularly reviewed by our CODMs. As of March 31, 2021, we have three reportable segments: (1) United States, (2) Canada and (3) Europe. The United States operating segment is comprised of our United States operations, the Canadian operating segment is comprised of our Canadian operations, and the European operating segment is comprised of our European operations, currently based in the Netherlands. Corporate and other activities which are not allocated to our reportable segments consist primarily of equity-based compensation expenses and other corporate overhead items. We sell similar products and services in each of our segments.
The table below provides information on revenues from external customers, intersegment revenues, and income (loss) before income taxes for our reportable segments for the three months ended March 31, 2021 and 2020. We eliminate intersegment revenues in consolidation.

	Three Months Ended March 31,
(in thousands)	2021	2020
Revenue from external customers:
United States	$28,667	$27,130
Canada	2,561	4,405
Europe	2,781	2,333
Corporate and other	—	—
	$34,009	$33,868
Intercompany revenues:
United States	$3,481	$2,244
Canada	13	14
Europe	831	384
Corporate and other	—	—
	$4,325	$2,642
Income (loss) before income taxes:
United States	$(4,466)	$(14,307)
Canada	—	275
Europe	(1,004)	(461)
Corporate and other	(2,262)	(2,327)
	$(7,732)	$(16,820)
NOTE 13. SUBSEQUENT EVENTS
Redemptions of Common Units of the Operating Company
During the second quarter of 2021, the Operating Company received a redemption notice for an aggregate of 587,625 Common Units. Based upon this redemption notice, pursuant to the terms of the Operating Agreement, we issued shares of Class A common stock in the second quarter of fiscal 2021 to the redeeming member of the Operating Company on a one-to-one basis to the number fof Common Units redeemed, and we also cancelled a number of Class C common stock held by the redeeming member equal to three times the number of Common Units redeemed for no consideration.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of Greenlane Holdings, Inc. and its consolidated subsidiaries (“Greenlane” and, collectively with the Operating Company and its consolidated subsidiaries, the “Company”, "we", "us" and "our") for the quarterly period ended March 31, 2021 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and related notes of Greenlane Holdings, Inc. for the year ended December 31, 2020, which are included in our Annual Report on Form 10-K.
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
●    statements regarding our pending merger with KushCo Holdings, Inc.;
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
Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Factors that might cause such a difference include those discussed in our filings with the SEC, under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020 and included under Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q.
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
Except as required under the federal securities laws and rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented herein. These statements should be considered only after carefully reading the risk factors and the other information in our Annual Report on Form 10-K for the year ended December 31, 2020 and this entire Quarterly Report on Form 10-Q.

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

We are the partner of choice for many of the industry’s leading players including PAX Labs, Grenco Science, Storz & Bickel, Firefly, DaVinci, Santa Cruz Shredder, Cookies, among others. We have also set out to develop a world-class portfolio of our own proprietary brands (the "Greenlane Brands") that we believe will, over time, deliver higher margins and create long-term value. Our Greenlane Brands are comprised of child-resistant packaging innovator Pollen Gear; VIBES rolling papers; the Marley Natural accessory line; the K.Haring Glass Collection accessory line; Aerospaced & Groove grinders; and Higher Standards, which is both an upscale product line and an innovative retail experience with flagship stores at New York City’s famed Chelsea Market and the iconic Malibu Village in California. During the first quarter of 2021, we added Eyce to our Greenlane Brands lineup through the acquisition of Eyce LLC effective March 2, 2021. We also own and operate several industry-leading e-commerce platforms, including Vapor.com, Higherstandards.com, Aerospaced.com, Harringglass.com, Eycemolds.com, Canada.Vapor.com, Azarius.net, Vaposhop.com, and recently-acquired Puffitup.com. These e-commerce platforms offer convenient, flexible shopping solutions directly to consumers.

On March 31, 2021, the Company, Merger Sub Gotham 1, LLC, a wholly owned subsidiary of the Company (“Merger Sub 1”), and Merger Sub Gotham 2, LLC, a wholly owned subsidiary of the Company (“Merger Sub 2” and, together with the Company and Merger Sub I, the “Greenlane Parties”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with KushCo Holdings, Inc. (“KushCo”). For more information, see “Note 3—Business Combinations” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Current Report on Form 8-K filed with the SEC on April 1, 2021.

If completed, the Mergers will create the leading ancillary cannabis products and services company. The combined company (the “Combined Company”) will serve a premier group of customers, which includes many of the leading multi-state-operators and licensed producers, the top smoke shops in the United States, and millions of consumers. The Combined Company will retain the name “Greenlane Holdings, Inc.” and will continue to trade on the Nasdaq Capital Market (the “Nasdaq”) under the symbol “GNLN,” unless Nasdaq determines that the transaction would result in a “change of control” under the Nasdaq Market Place Rules (the “CoC Rule”). If Nasdaq makes such determination, either Greenlane or KushCo will apply for an initial listing on Nasdaq after giving effect to the Mergers pursuant to the CoC Rule. Nicholas Kovacevich, the current Chief Executive Officer of KushCo, is expected to serve as the Chief Executive Officer of the Combined Company. Aaron LoCascio, the current Chief Executive Officer of Greenlane, is expected to serve as the President of the Combined Company. Additionally, William Mote and Adam Schoenfeld, the current Chief Financial Officer and Chief Strategy Officer of Greenlane, respectively, are expected to continue to serve in such positions at the Combined Company.

Pursuant to the Merger Agreement, subject to Greenlane stockholder approval, Greenlane will amend and restate its existing certificate of incorporation to (i) increase the number of authorized shares of Greenlane Class B common stock from 10,000,000 shares to 30,000,000 shares in order to effect the conversion of each outstanding share of Greenlane Class C common stock into three shares of Greenlane Class B common stock (the “Class C Conversion”), (ii) increase the number of authorized shares of Greenlane Class A common stock from 125,000,000 shares to 600,000,000 shares, and (iii) eliminate references to the Greenlane Class C common stock.

The obligations of Greenlane and KushCo to effect the Mergers are subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement (including certain approvals of the Greenlane and KushCo stockholders). We currently expect the Mergers to close in the second half of 2021. We can provide no assurances that we will be able to complete the Mergers on the expected timeline or at all.

We operate distribution centers in the United States, Canada, and Europe. Starting in the first quarter of 2020, we have been taking steps to optimize our distribution network, by consolidating several of our U.S.-based distribution centers to a more centralized model with fewer, larger, highly-automated facilities, which will help us reduce costs and improve service levels going forward. This consolidated distribution center model provides us with a more flexible and scalable distribution network, and requires fewer distribution center employees. This centralized distribution network has enabled us to drive business improvement in multiple areas, including inventory management, sales operations, and customer experience. We have implemented a similar strategy in our other Canada and Europe operating segments. Accordingly, during the first quarter of 2021, we closed our Mississauga, Canada distribution center and consolidated its operations into another third-party logistics ("3PL") location in Mississauga, Canada, and in our European segment we are substantially completed our move to a 3PL location, with minimal inventory left at the previous warehouse.

As previously mentioned, we have three distinct operating segments, including our United States, our Canadian, and our European operations. These operating segments also represent our reportable segments. Refer to "Note 12— Segment Reporting" of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more discussion regarding our segment reporting. See "Result of Operations" below for a breakdown of our net sales by operating segment. We expect revenue for our Europe operating segment to increase over the next reporting periods as we continue to expand our foothold in Europe.

We market and sell our products in the business to business (“B2B”), business to consumer (“B2C”) and supply and packaging (“S&P”) areas of the marketplace. We have a diverse base of customers, and our top ten customers accounted for only 13.6% and 13.8% of our net sales for the three months ended March 31, 2021 and 2020, respectively, with no single customer accounting for more than 1.8% and 2.1% of our net sales for the three months ended March 31, 2021 and 2020, respectively. While we distribute products to several large national and regional retailers in Canada, our typical B2B customer is an independent retailer operating in a single market. Our sales teams regularly interact with customers to service their frequent restocking needs. We believe our high-touch customer service model strengthens relationships, builds loyalty and drives repeat business.

During the first quarter of 2021, our B2B, B2C and S&P revenues represented approximately 62.8%, 13.0% and 10.2% of net sales, respectively, as compared to 63.0%, 11.7%, and 14.1% of net sales, respectively, during the same period in 2020. Channel and drop-ship revenues derived from the sales and shipment of our products to the customers of third-party website operators and direct vendor shipments to customers represented approximately 14.0% of our net sales during the first quarter of 2021, as compared to 11.2% during the same period in 2020. The increase for both B2C and Channel and drop-ship sales as a percentage of net sales were driven by our increased online presence. Specifically, the driver for B2C sales increases was a 38.8% growth in US E-Commerce website sales, and the driver for our Channel and Drop-Ship sales increase was a 17.6% growth in US third-party website sales as well as the addition of a third-party marketplace website sales channel in Europe.

For the three months ended March 31, 2021, our net sales remained consistent with the same period in 2020 even though Q1 2021 revenues were significantly less reliant on nicotine sales, as we continue to focus on higher-margin products such as our Greenlane Brands. For the first quarter of 2021, nicotine sales totaled $1.7 million, representing a $3.2 million, or 65.2%, decrease in sales as compared to the first quarter of 2020. Our Greenlane Brand sales, inclusive of the recently acquired Eyce brand, totaled $8.5 million, representing a $1.3 million, or 18.4%, increase in Greenlane Brand sales compared to the first quarter of 2020. As a percentage of total sales, Greenlane Brand sales increased from 21.3% of total revenue for Q1 2020, to 25.1% of total revenue for Q1 2021, while nicotine sales decreased from 14.6% of total revenue for Q1 2020 to 5.1% of total revenue for Q1 2021. As we look ahead to the key drivers of growth in our business, we will continue to focus on the higher-margin parts of the business that will better position us for the long-term, through continued investment in growing our Greenlane Brands.

In December 2019, a novel strain of coronavirus known as COVID-19 was reported in Wuhan, China. In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. In response to the COVID-19 pandemic, many state and local governments throughout the United States began issuing "stay at home" orders directing the closure of non-essential businesses and directing citizens to remain home unless they are conducting essential business or other prescribed activities. Similar orders have proliferated in Canada and Europe. While the impact from the pandemic has not proved to materially adversely impact our B2B and E-Commerce sales, it continues to significantly impact our brick-and-mortar retail store sales, with Q1 2021 United States retail store sales down 57.1% from Q1 2020 and Q1 2021 European retail store revenue down 73.1% from Q1 2020.

With respect to our purchasing activities, we have experienced supply chain issues for both Greenlane Brands and other top selling brands during Q1 2021 relating to February 2021 winter storms, including winter storm Uri, along with record shipment backlogs that impacted various southern California ports throughout the first quarter of the year. We are continuing to monitor our supply-chain activities and are making adjustments to our purchasing to meet any anticipated changes in demand and product availability.
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

We believe the continuing trend of states’ legalization of medicinal and adult-use cannabis is likely to contribute to an increase in the demand for many of our products. In the 2020 election, voters approved ballot initiatives legalizing adult-use cannabis in New Jersey, Arizona, Montana and South Dakota. Voters also approved initiatives legalizing medical marijuana in Mississippi and South Dakota. Since that time, New York, New Mexico, and Virginia have also passed laws permitting adult-use cannabis. Although we expect additional states to follow suit, we can provide no assurances that additional states will legalize cannabis or that legal challenges will not impede legalization in jurisdictions where ballot initiatives or legislation have already passed.

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

In response to health concerns and concerns about people under the age of eighteen using vaping products, several localities, states, and the federal government have enacted measures restricting the sale of certain types of vaping products. For example, on December 20, 2019, legislation was signed into law that raised the federal minimum age of sale for tobacco products from 18 to 21. As another example, on January 2, 2020, the United States Food and Drug Administration ("FDA") announced a new policy prioritizing enforcement against certain unauthorized flavored e-cigarette products that appeal to minors, including fruit and mint flavors, as well as of any other products that are targeted to minors. More recently, as discussed above, the FDA announced its intention to take enforcement measures related to ENDS products offered for sale after September 9, 2020 for which the manufacturer has not submitted a PMTA. Additionally, some state, provincial, and local governments have enacted or plan to enact laws and regulations that restrict the sale of certain types of vaping products. For example, several states and localities have implemented bans on certain flavored vaping products in an effort to reduce the appeal of such products to minors and some localities have banned the sale of nicotine vaping products entirely. Other states, including Arkansas, Maine, Utah, and Vermont have banned the sale of vaporizers direct to consumers through mail. These new vaping laws are rapidly shifting and, in some instances, have been repealed or narrowed as the result of successful legal challenges. Laws banning certain vaping products or restricting the manner in which they may be sold have taken effect or will soon take effect in Arkansas, Massachusetts, New York, New Jersey, Maryland, Rhode Island, Vermont, Utah and Maine among other jurisdictions. Taken together, these federal, state, and provincial restrictions on vaping products could materially and adversely affect our revenues. The ultimate impact of these policy developments will depend upon, among other things, the types and quantities of products we sell that are encompassed by each ban, the success of legal challenges to the bans, our suppliers' actions to adapt to actual and potential regulatory changes, and our ability to provide alternative products.

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

Prevent All Cigarette Trafficking (PACT Act) Amendment

As part of the “Consolidated Appropriations Act, 2021,” Congress amended the Prevent All Cigarette Trafficking Act (“PACT Act") to apply to electronic nicotine delivery systems ("ENDS"), as that term is defined by the PACT Act. The PACT Act, among other things, prohibits the use of the U.S. Postal Service (“USPS”) to deliver ENDS. The PACT Act also requires that sellers of ENDS implement certain age verification measures for direct-to-consumer sales, register with the Bureau of Alcohol, Tobacco, Firearms and Explosives ("ATF") and the tobacco tax administrators of the states into which shipments are made, and file monthly reports demonstrating payment of applicable taxes. Additionally, as a result of the PACT Act amendments, FedEx and UPS adopted policies banning the shipment of certain vaping products starting on March 1st, 2021 and April 5th, 2021, respectively. Substantial uncertainty exists regarding which products may not be shipped pursuant to the PACT Act and the policies of FedEx and UPS. In the event USPS, FedEx, or UPS determine that their bans apply broadly to all or almost all vaporizers, we expect our shipping costs will rise and delivery times will increase, potentially having an adverse impact on our sales and margins.

Despite the logistical and regulatory burdens created by the PACT Act and the carriers' policies, we believe we are well positioned in comparison to our competitors and may derive several advantages from the amended PACT Act. We already maintain the required state licensure and have a compliance infrastructure that is already being utilized to satisfy the PACT Act's requirements. In contrast, we believe many of our competitors do not currently have the required licensure and may have to devote significant resources to achieve compliance with the PACT Act, if they can achieve compliance at all. Moreover, our shipping volumes enable us to obtain relatively favorable terms with private carriers who permit the shipment of ENDS. Additionally, our compliance and logistics capabilities also allow us to offer fulfillment services to companies that cannot or do not wish to directly ship ENDS to customers, potentially creating an additional revenue stream. Finally, we are well positioned to take advantage of other opportunities that may arise, including favorable acquisition valuations from companies that are unable to comply with the PACT Act and the ability to attract customers from competitors who cannot be able to ship vaporizers compliantly.
Critical Accounting Policies and Estimates
See Part II, Item 7, "Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2020.
The impact of the PACT Act continues to unfold and remains uncertain. As a result, many of our estimates and assumptions, such as those used in determining the allowance for slow-moving or obsolete inventory, the accounts receivable allowance for doubtful accounts, the valuation of goodwill, and the valuation of contingent consideration required increased judgment and carried a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates and assumptions may change materially in future periods.

Results of Operations
The following table presents our operating results (unaudited):

	Three Months Ended March 31,
				% of net sales
($ in thousands)	2021	2020	% Change	2021	2020
Net sales:
United States	$28,667	$27,130	5.7%	84.3%	80.1%
Canada	2,561	4,405	(41.9)%	7.5%	13.0%
Europe	2,781	2,333	19.2%	8.2%	6.9%
Total net sales	34,009	33,868	0.4%	100.0%	100.0%
Cost of sales	26,696	26,539	0.6%	78.5%	78.4%
Gross profit	7,313	7,329	(0.2)%	21.5%	21.6%

Operating expenses:
Salaries, benefits and payroll taxes	6,370	6,614	(3.7)%	18.7%	19.5%
General and administrative	8,339	8,659	(3.7)%	24.5%	25.6%
Goodwill impairment charge	—	8,996	*	—%	26.6%
Depreciation and amortization	544	710	(23.4)%	1.6%	2.1%
Total operating expenses	15,253	24,979	38.9%	44.8%	73.8%
Loss from operations	(7,940)	(17,650)	55.0%	(23.3)%	(52.1)%

Other income (expense), net:
Interest expense	(116)	(110)	5.5%	(0.3)%	(0.3)%
Other income, net	324	940	(65.5)%	1.0%	2.8%
Total other income, net	208	830	(74.9)%	0.7%	2.5%
Loss before income taxes	(7,732)	(16,820)	54.0%	(22.7)%	(49.7)%
Benefit from income taxes	(18)	(81)	77.8%	(0.1)%	(0.2)%
Net loss	(7,714)	(16,739)	53.9%	(22.6)%	(49.5)%
Net loss attributable to non-controlling interest	(3,458)	(12,278)	71.8%	(10.1)%	(36.3)%
Net loss attributable to Greenlane Holdings, Inc.	$(4,256)	$(4,461)	4.6%	(12.5)%	(13.2)%
*Not meaningful
Net Sales
United States

Revenues in the United States for the three months ended March 31, 2021 were approximately $28.7 million, as compared to approximately $27.1 million in the same period in 2020, representing an increase of $1.5 million, or 5.7%, due to a $1.4 million, or 8.6%, increase in B2B sales, a $0.9 million, or 38.8%, increase in E-Commerce sales, and a $0.6 million, or 17.6%, increase in Channel and Drop-Ship sales; and, mitigating the decline in Supply & Packaging and Retail sales of $1.1 million, or 24.9%, and $0.2 million, or 57.1%, respectively. The $1.5 million year-over-year growth was achieved even though Q1 2021 nicotine sales decreased $1.6 million, or 63.4%, as compared to Q1 2020. Greenlane Brands continue to perform well, with VIBES setting a quarterly sales revenue record of $2.7 million, representing a $1.1 million, or 67.0%, increase for Q1 2021 as compared to the same period in 2020.

Canada

Revenues in Canada for the three months ended March 31, 2021 were approximately $2.6 million, as compared to approximately $4.4 million in the same period in 2020, representing a decrease of $1.8 million, or 41.9%, primarily due to a $1.6 million, or 67.1%, decrease in nicotine sales as part of our strategic shift away from low margin sales.
Europe

Revenues in Europe for the three months ended March 31, 2021 were approximately $2.8 million, as compared to approximately $2.3 million in the same period of 2020, representing an increase of $0.4 million or 19.2%. This increase was primarily due to the increase of third-party marketplace website sales of $0.4 million and a $0.2 million, or 23.8%, growth in our B2B sales. For the first quarter of 2021, the growth in third-party marketplace website sales and B2B mitigated the $0.2 million, or 73.1%, decrease in retail store sales.

Cost of Sales and Gross Margin

Gross margin and gross profit remained consistent for the three months ended March 31, 2021, as compared to the same period in 2020, totaling 21.5% and 21.6%, respectively, while merchandise margin increased by 4.9% and resulted in a $1.7 million, or 19.0%, increase in merchandise gross profit, The improvements in merchandise margin improvements were largely offset by a $0.9 million increase in damaged and obsolete inventory write-offs and a $0.5 million increase in 3rd-party profit sharing contract fees.

Gross margin, or gross profit as a percentage of net sales, has been and will continue to be affected and fluctuate based upon a variety of factors, including the average mark-up over cost of our products, the mix of products sold, purchasing efficiencies, the level of sales for certain third-party brands which carry contractual profit sharing obligations and the potential impact on freight costs arising from passing of the PACT Act amendment noted under Regulatory Developments. Our products are sourced from suppliers who may use their own third-party manufacturers and our product costs and gross margins may be impacted by the product mix we sell in any given period. For example, our vaporizer products tend to have higher product margins than our nicotine or grinder products.
Salaries, Benefits and Payroll Taxes
Salaries, benefits and payroll taxes decreased approximately $0.2 million, or 3.7%, for the three months ended March 31, 2021, as compared to the same period in 2020, primarily due to a reduction in employee wages expense of $0.6 million. This reduction in employee wages expense is directly attributable to our transformation plan, by which we reduced our workforce by an aggregate of 93 employees during the year ended December 31, 2020. This reduction in salaries, benefits and payroll taxes was partially offset by increases in our stock compensation expense of $0.3 million, primarily driven by incremental grants of restricted stock awards and stock options to our employees under our 2019 Equity Incentive Plan.

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

General and Administrative Expenses
General and administrative expenses decreased approximately $0.3 million, or 3.7%, for the three months ended March 31, 2021, as compared to the same period in 2020. This decrease was primarily driven by a reduction of accounting fees of approximately $0.5 million, the reversal of the reserve allowance relating to the indemnification receivable from the sellers of ARI of approximately $0.6 million, and a reduction in trade show expenses of approximately $0.4 million due to travel and other restrictions imposed due to the COVID-19 pandemic. These reductions in general and administrative expense were partially offset by an $1.1 million increase in third-party logistics costs, incurred with respect to our 3PL facilities in Kentucky and Canada.
Depreciation and Amortization Expenses
Depreciation and amortization expense decreased by approximately $0.2 million, or 23.4%, for the three months ended March 31, 2021, as compared to the same period in 2020. The slight decrease in depreciation and amortization expense is due to fewer fixed assets on the balance sheet during the three months ended March 31, 2021, primarily as a result of fixed asset dispositions spurned by our distribution center consolidation initiative in 2020.
Other Income (Expense), Net
Other income (expense), net decreased by approximately $0.6 million for the three months ended March 31, 2021 as compared to the same period in 2020, primarily due to a gain of approximately $0.6 million recognized in the prior year for the change in fair value of contingent consideration payable to the sellers of Conscious Wholesale.
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
The benefit from income taxes for the three months ended March 31, 2021 and 2020, respectively, relates to taxes in foreign jurisdictions, including Canada and the Netherlands.

During the first quarter of 2021, management performed an assessment of the realizability of our deferred tax assets based upon which management determined that it is not more likely than not that the results of operations will generate sufficient taxable income to realize portions of the net operating loss benefits. Consequently, we established a full valuation allowance against our deferred tax assets, thus reducing the carrying balance to $0. In the event that management determines that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance will be made which would reduce the provision for income taxes.
Key Metrics and Non-GAAP Financial Measures
We monitor the following key metrics to help us measure and evaluate the effectiveness of our operations, develop financial forecasts, and make strategic decisions:

	Three Months Ended March 31,
($ in thousands)	2021	2020
Net sales	$34,009	$33,868
Period-over-period change	0.4%	-32.1%
Net cash used in operations	$(15,257)	$(1,097)
Adjusted net loss (1)	$(5,519)	$(6,080)
Adjusted EBITDA (1)	$(5,201)	$(6,281)
(1) Adjusted Net Loss and Adjusted EBITDA are non-GAAP financial measures. For the definitions and reconciliation of Adjusted Net Loss and Adjusted EBITDA to net loss, see “Non-GAAP Financial Measures.”

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
•Adjusted EBITDA does not include interest expense, which has been a necessary element of our costs, and income tax payments we may be required to make;
•Adjusted EBITDA and Adjusted Net Loss do not reflect equity-based compensation;
•Adjusted EBITDA and Adjusted Net Loss do not reflect transaction and other costs which are generally incremental costs that result from contemplated or completed transaction;
•Adjusted EBITDA and Adjusted Net Loss do not reflect other one-time expenses and income, including consulting costs related to the implementation of our ERP system and the reversal of an allowance against indemnification receivables associated with the EU VAT liability.
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

The reconciliation of our Net Loss to Adjusted Net Loss for each of the periods indicated is as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net loss	$(7,714)	$(16,739)
EU VAT indemnification allowance adjustment [1]	(621)	—
Initial consulting costs related to ERP system implementation [3]	301	64
Restructuring expenses [4]	247	108
Equity-based compensation expense	529	270
Due diligence costs related to acquisition target [5]	—	1,221
Legal and professional fees related to M&A transactions [6]	1,739	—
Goodwill impairment charge [7]	—	8,996
Adjusted net loss	$(5,519)	$(6,080)

The reconciliation of our Net Loss to Adjusted EBITDA for each of the periods indicated is as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net loss	$(7,714)	$(16,739)
EU VAT indemnification allowance adjustment [1]	(621)	—
Other (expense) income, net [2]	(324)	(940)
Benefit from income taxes	(18)	(81)
Interest expense	116	110
Initial consulting costs related to ERP system implementation [3]	301	64
Restructuring expenses [4]	247	108
Equity-based compensation expense	529	270
Depreciation and amortization	544	710
Due diligence costs related to acquisition target [5]	—	1,221
Legal and professional fees related to M&A transactions [6]	1,739	—
Goodwill impairment charge [7]	—	8,996
Adjusted EBITDA	$(5,201)	$(6,281)

(1)Adjustment to reserve allowance for indemnification receivable from ARI's sellers primarily due to seizure of seller bank accounts indicating recoverability of receivable.
(2)Includes rental and interest income and other miscellaneous income.
(3)Includes non-recurring expenses related to the initial project design for our planned ERP system implementation.
(4)Severance related to European reduction in force and one-time termination fee for Visalia lease.
(5)Non-recurring due diligence costs attributable to acquisition target.
(6)Non-recurring legal and other professional fees relating to the Eyce acquisition and KushCo merger.
(7)Impairment expense recognized on our United States reporting unit's goodwill.
Liquidity and Capital Resources
Our primary requirements for liquidity and capital are working capital, debt service and general corporate needs. Our primary sources of liquidity are our cash on hand and the cash flow that we generate from our operations. As of March 31, 2021, we had approximately $12.3 million of cash, of which $1.8 million was held in foreign bank accounts, and approximately $43.0 million of working capital, which is calculated as current assets minus current liabilities, as compared to approximately $30.4 million of cash, of which $2.3 million was held in foreign bank accounts, and approximately $58.2 million of working capital as of December 31, 2020. Additionally, we received a refund from the Dutch tax authorities of approximately $4.1 million in April 2021. The repatriation of cash balances from our foreign subsidiaries could have adverse tax impacts or be subject to capital controls; however, these balances are generally available to fund the ordinary business operations of our foreign subsidiaries without legal or other restrictions.
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
We believe that our cash on hand will be sufficient to fund our working capital and capital expenditure requirements, as well as our debt repayments and other liquidity requirements associated with our existing operations, for at least the next 12 months. In addition, we may choose to raise additional funds at any time through equity or debt financing arrangements, which may or may not be needed for additional working capital, capital expenditures or other strategic investments. Our opinions concerning liquidity are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity could be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors” in Item 1A of this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020. Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on terms favorable to us, or at all.
Cash Flows
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash used in operating activities	$(15,257)	$(1,097)
Net cash used in investing activities	(2,822)	(2,262)
Net cash used in financing activities	(104)	(149)
Net Cash Used in Operating Activities
During the three months ended March 31, 2021, net cash used in operating activities of approximately $15.3 million consisted of (i) net loss of $7.7 million, offset by non-cash adjustments to net loss of approximately $0.6 million, including stock-based compensation expense of approximately $0.5 million, depreciation and amortization expense of approximately $0.5 million, and a reversal on the allowance of an indemnification receivable of approximately $0.6 million, and (ii) $8.1 million cash used in working capital primarily driven by decreases in accounts payable and accrued expenses of approximately $12.4 million, an increase in customer deposits of approximately $0.5 million, offset by decreases in accounts receivable, inventories, vendor deposits and other current assets of approximately $3.8 million.
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

Net Cash Used in Investing Activities
During the three months ended March 31, 2021, we used approximately $0.4 million of cash for capital expenditures, including development costs for our new enterprise resource planning system. Additionally, we used approximately $2.4 million of cash for the acquisition of Eyce LLC.
During the three months ended March 31, 2020, we used approximately $1.0 million of cash for capital expenditures, including computer hardware and software to support our growth and development, and to purchase warehouse supplies and equipment. Additionally, we used approximately $1.3 million for the acquisition of Conscious Wholesale.
Net Cash Used in Financing Activities
During the three months ended March 31, 2021 and 2020, net cash used in financing activities primarily consisted of approximately $0.1 million in payments on other long-term liabilities, notes payable and finance lease obligations.

Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our quantitative and qualitative disclosures about market risk from those described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" previously included in our Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 4. CONTROLS AND PROCEDURES
Management's Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described in Item 9A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2020, which have not yet been remediated as of March 31, 2021.

Material Weaknesses Remediation Plan and Status

As previously described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2020, we began implementing a remediation plan to address the material weaknesses identified in the fourth quarter of 2020, and our management continues to be actively engaged in the remediation efforts. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

As previously disclosed, in 2020, we began a multi-year implementation of a new enterprise resource planning (“ERP”) system, which will replace our existing core financial systems, and which we expect will be completed during 2021. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures, based upon which, management expects to focus its allocation of organizational resources to ensure the successful implementation of the new ERP system, including as it relates to designing and implementing effective control activities. Conversely, management expects that additional efforts related to re-designing user access roles and permissions in the existing ERP system, which is expected to be decommissioned in 2021, will be limited. Based on these considerations, and subject to management’s ongoing assessment, we do not expect that the previously reported material weaknesses related to ineffective user access controls will be considered remediated until we complete the implementation of our new ERP system. Furthermore, we cannot provide assurances that the previously reported material weaknesses will be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

As mentioned under "Material Weaknesses Remediation Plan and Status", in 2020 we began a multi-year implementation of a new ERP system, which will replace our existing core financial systems. The ERP system is designed to accurately maintain the Company’s financial records, enhance the flow of financial information, improve data management and provide timely information to our management team. Changes to our general ledger and consolidated financial reporting are expected to take place beginning with the second quarter of 2021. As the phased implementation of the new ERP system progresses, we expect to change certain processes and procedures which, in turn, are expected to result in changes to our internal control over financial reporting. As such changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see Note 7 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
Except as set forth below, there have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Risk Factors Related to the Mergers

Failure to consummate the Mergers and the other transactions contemplated by the Merger Agreement as currently contemplated or at all could materially and adversely affect Greenlane, KushCo or the Combined Company, as applicable.

The consummation of the Mergers and the other transactions contemplated by the Merger Agreement may be delayed, the Mergers and the other transactions contemplated by the Merger Agreement may be consummated on terms different than those contemplated by the Merger Agreement, or the Mergers and the other transactions contemplated by the Merger Agreement may not be consummated at all. Failure to consummate the Mergers and the other transactions contemplated by the Merger Agreement would prevent Greenlane’s and KushCo’s stockholders from realizing the anticipated benefits of the Mergers and the other transactions contemplated by the Merger Agreement. In addition, the Exchange Ratio reflects a valuation of KushCo in excess of the price at which KushCo’s common stock was trading prior to the public announcement of the parties’ entry into the Merger Agreement. The current market price of KushCo common stock may reflect a market assumption that the Mergers will occur, and a failure to consummate the Mergers could result in a significant decline in the market price of Greenlane and/or KushCo common stock and a negative perception of Greenlane and/or KushCo, generally. Any delay in the consummation of the Mergers and the other transactions contemplated by the Merger Agreement or any uncertainty about the consummation of the Mergers and the other transactions contemplated by the Merger Agreement on terms different than those contemplated by the Merger Agreement or at all could also materially and adversely affect the stock price and future business and financial results of Greenlane, KushCo and/or the Combined Company, as applicable.

The Exchange Ratio is not fixed and may be adjusted prior to the effective time of the Mergers to reflect changes in the number of shares of Greenlane Class A common stock and KushCo common stock outstanding, on a fully diluted basis, prior to the effective time of the Mergers.

In accordance with the Merger Agreement, the Exchange Ratio is subject to adjustment prior to the effective time of the Mergers to reflect changes in the number of Greenlane Shares Outstanding, KushCo Fully Diluted Securities (as defined in the Merger Agreement), Greenlane Net Diluted Securities (as defined in the Merger Agreement) and KushCo Net Diluted Securities (as defined in the Merger Agreement), immediately prior to the effective time of the Merger 1, provided that in no event will the aggregate number of shares of Greenlane Class A common stock issued in Merger 1 be greater than (i) 49.9% of all issued and outstanding shares of Greenlane common stock (after giving effect to the Class C Conversion) immediately prior to the effective time of Merger 1; or (ii) less than 48.1% of the Greenlane Net Diluted Securities (as defined in the Merger Agreement) as of immediately prior to the effective time of Merger 1. For example, a change in the market price of Greenlane Class A common stock may change the number of Greenlane In-the-Money options and KushCo In-the-Money options and warrants. An increase or decrease in the number of Greenlane In-the-Money (as defined in the Merger Agreement) options or KushCo In-the-Money (as defined in the Merger Agreement) options and warrants will change the number of Greenlane Net Diluted Securities, KushCo Fully Diluted Securities and KushCo Net Diluted Securities, which in turn will cause the Exchange Ratio to fluctuate. Additionally, if either Greenlane or KushCo issues additional equity awards prior to the effective time of the Mergers or if Greenlane engages in certain capital raising activity, in each case as permitted under the Merger Agreement, the Exchange Ratio will be adjusted. An increase in the number of Greenlane Shares Outstanding (as defined in the Merger Agreement) or Greenlane Net Diluated Securities would increase the Exchange Ratio while an increase in the number of KushCo Fully Diluted Securities or KushCo Net Diluted Securities would lower the Exchange Ratio. Greenlane stockholders and KushCo stockholders will not know the number of shares of Greenlane Class A common stock that will be issued to KushCo stockholders in connection with the Mergers (and therefore the relative ownership of existing Greenlane stockholders and existing KushCo stockholders in the Combined Company) until after the respective dates of the Greenlane annual meeting and the KushCo special meeting, in each case at which stockholders will have the opportunity to consider and vote upon the Mergers and related transactions.

The relative ownership positions of Greenlane stockholders and KushCo stockholders will be diluted as a result of the Mergers.

The Mergers will dilute the ownership position of existing Greenlane stockholders and result in KushCo stockholders having an ownership stake in the Combined Company that is smaller than their current stake in KushCo. Consequently, existing Greenlane stockholders and existing KushCo stockholders, as a general matter, will have less influence over the management and policies of the Combined Company after the effective time of the Mergers than each currently exercise over the management and policies of Greenlane and KushCo, as applicable.

The consummation of the Mergers and the other transactions contemplated by the Merger Agreement are subject to a number of conditions, which, if not satisfied or waived, would adversely impact the parties’ ability to complete the Mergers and the other transactions contemplated by the Merger Agreement.

The Mergers and the other transactions contemplated by the Merger Agreement are subject to certain closing conditions, including, among others: ((1) the approval of the Merger Agreement by holders of a majority of the outstanding shares of KushCo’s common stock (, (2) the repayment of certain KushCo indebtedness and release of related liens, (3) approval of the Merger Agreement by holders of a majority of the voting power of the outstanding shares of the Company’s common stock held by stockholders other than (i) Jacoby & Co. Inc. (“Jacoby”), an entity controlled by the Company’s co-founders, and its affiliates and (ii) the chief executive officer, chief financial officer, chief operating officer, and general counsel of the Company, (4) the approval of the Charter Amendment by holders of a majority of the voting power of the outstanding shares of the Company’s common stock, (5) the approval of the issuance of shares of the Class A common stock in connection with Merger 1 by the affirmative vote of a majority of the votes cast by stockholders of the Company entitled to vote on the matter, (6) the approval for the Nasdaq listing of the shares of the Class A common stock to be issued in Merger 1, (7) the accuracy of the representations and warranties made by the parties (subject to customary materiality qualifications), (8) the effectiveness of a Registration Statement on Form S-4 registering the issuance of the shares of Class A common stock to be issued by the Company in Merger 1, (9) the performance by the parties in all material respects of their covenants, obligations and agreements under the Merger Agreement, (10) the expiration or termination of the required waiting period (and any extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (11) the delivery of tax opinions that the Company Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended and (12) no occurrence of a material adverse effect (which exclude COVID-19 related effects) on the Company or KushCo.

There can be no assurance these conditions will be satisfied or waived, if permitted. Therefore, there can be no assurance with respect to the timing of the closing of the Mergers and the other transactions contemplated by the Merger Agreement or that the Mergers and the other transactions contemplated by the Merger Agreement will be completed at all.

Greenlane and KushCo may waive one or more conditions set forth in the Merger Agreement without resoliciting the approval of Greenlane stockholders or KushCo stockholders.

Certain conditions to Greenlane’s and KushCo’s obligations to complete the Mergers and the other transactions contemplated by the Merger Agreement may be waived, in whole or in part, to the extent legally allowed, either unilaterally or by agreement of Greenlane and KushCo. In the event that any such waiver does not require resolicitation of stockholders, the parties will have the discretion to complete the Mergers and the other transactions contemplated by the Merger Agreement without seeking further approval of Greenlane stockholders or KushCo stockholders.

Jacoby, which owns approximately 62% of the issued and outstanding shares of Greenlane common stock as of March 31, 2021, has entered into a voting agreement to vote in favor of certain proposals.

Jacoby, which owned approximately 62% of the issued and outstanding shares of Greenlane common stock as of March 31, 2021, has entered into a voting agreement to vote in favor of certain proposals (the “Greenlane Voting Agreement”). Jacoby has agreed to vote or cause to be voted any issued and outstanding shares of Greenlane common stock beneficially owned by it, or that may otherwise become beneficially owned by it, during the term of the Greenlane Voting Agreement, (i) in favor of all proposals presented at the Greenlane annual meeting (other than the Greenlane Merger Proposal, on which it is not entitled to vote), (ii) against any action or agreement that would result in a breach of any covenant, representation or warranty or any other obligation of Greenlane contained in the Merger Agreement or of Jacoby contained in the Greenlane Voting Agreement, and (iii) against any Acquisition Proposal as defined in the Merger Agreement) or any other action, agreement or transaction that is intended, or could reasonably be expected, to materially impede, interfere or be inconsistent with, delay, postpone, discourage or materially and adversely affect the consummation of the transactions contemplated by the Merger Agreement or the Greenlane Voting Agreement. Since Jacoby holds more than 50% of the outstanding Greenlane common stock, the Greenlane Stock Issuance Proposal, the Greenlane Charter Amendment Proposal, the Greenlane Plan Proposal and the Greenlane Adjournment Proposal will be approved as a result of the Greenlane Voting Agreement, regardless of how Greenlane’s other stockholders vote on the proposals.

If the Mergers do not occur, one of the parties may incur payment obligations to the other party, which could materially and adversely affect the financial condition and future business and operations of the party that becomes obligated to make such payments.

If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, Greenlane or KushCo may be obligated to pay the other party a termination fee of $8,000,000. Accordingly, in the event that one of the parties is obligated to pay a termination fee to the other party pursuant to the Merger Agreement, the financial condition and future business and operations of the party that incurs such obligation could be materially and adversely affected.

Subject to certain limitations set forth in the Merger Agreement, Greenlane may issue additional equity securities without the approval of its stockholders, KushCo or KushCo's stockholders, which would further dilute the ownership position of Greenlane stockholders and may depress the market for Greenlane common stock.

Subject to certain limitations set forth in the Merger Agreement, Greenlane may issue additional equity securities during the pendency of the Mergers and any such issuances would result in further dilution in the ownership position of Greenlane stockholders and may adversely affect the market price of Greenlane's stock, which could reduce the value to be received by KushCo stockholders in the Mergers. In addition, after the effective time of the Mergers, Greenlane may issue additional Greenlane common stock or other equity securities in connection with, among other things, future acquisitions, repayment of indebtedness or grants under its 2019 Equity Incentive Plan without stockholder approval. If Greenlane issues additional common stock or other equity securities, the following consequences could result:

•    each Greenlane stockholder's ownership interest in Greenlane will decrease;

•    the amount of cash available per share may decrease;

•    the relative voting strength of each previously outstanding share of Greenlane common stock may be diminished; and

•    the market price of Greenlane common stock could decline.

Failure to complete the Mergers and the other transactions contemplated by the Merger Agreement could materially and adversely affect the future business and financial results of both Greenlane and KushCo and their respective stock prices.

If the Mergers and the other transactions contemplated by the Merger Agreement are not completed for any reason, the ongoing businesses of Greenlane and KushCo could be materially and adversely affected and each of Greenlane and KushCo will be subject to a variety of risks associated with the failure to complete the Mergers and the other transactions contemplated by the Merger Agreement, including the following:

•    Greenlane or KushCo being required, under certain circumstances specified in the Merger Agreement, to pay to the other party a termination fee of $8,000,000;

•    having to pay certain costs relating to the proposed Mergers, including, without limitation, the reasonable fees of lawyers, accountants, financial advisors and investment bankers, as well as filing, printing and mailing fees; and

•    diversion of significant management focus and resources from operational matters and other strategic opportunities while working to implement the Mergers.

If the Mergers and the other transactions contemplated by the Merger Agreement are not completed, these risks could materially and adversely affect the business, financial results and stock prices of both Greenlane and KushCo.

The pendency of the transactions contemplated by the Merger Agreement could materially and adversely affect the business and operations of Greenlane and KushCo.

Prior to the effective time of the Mergers, some customers or vendors of each of Greenlane and KushCo may delay or defer decisions regarding whether to continue to do business with Greenlane and KushCo, as applicable, which could materially and adversely affect the revenues, earnings, cash flows and expenses of Greenlane and KushCo, regardless of whether the Mergers are completed. In addition, the Merger Agreement restricts Greenlane and KushCo from taking specified actions until the Mergers occur without the consent of the other party. These restrictions may, among other things, prevent Greenlane or KushCo from pursuing attractive business opportunities that may arise prior to the consummation of the Mergers.

The Merger Agreement limits Greenlane’s and KushCo’s ability to pursue alternatives to the Mergers.

The Merger Agreement contains provisions that make it more difficult for Greenlane and KushCo to enter into alternative transactions. The Merger Agreement contains certain provisions that restrict Greenlane’s and KushCo’s ability to solicit, initiate, seek, encourage or engaging in discussions or negotiations regarding a proposal or inquiry that could reasonably be expected to lead to a proposal to acquire 20% of more of the respective assets or capital stock of Greenlane or KushCo, as applicable. Further, there are only limited exceptions to Greenlane’s and KushCo’s agreement that its board of directors will not change its recommendation in favor of the adoption of the Merger Agreement. However, at any time prior to the receipt of the requisite approvals from Greenlane’s stockholders and KushCo’s stockholders, Greenlane or KushCo receives a unsolicited written bona fide Acquisition Proposal (as defined below) that was not a violation of the Merger Agreement and that the board of directors of Greenlane (the “Greenlane Board”), the special committee of the Greenlane Board (the “Special Committee”) or the board of directors of KushCo the (“KushCo Board”) determine in good faith (after consultation with outside counsel and its financial advisors and taking into account all adjustments to the terms of the Merger Agreement that may be offered by KushCo or Greenlane, as specified in the Merger Agreement) that such Acquisition Proposal constitutes a Superior Proposal (as defined below) and, with respect to KushCo, the KushCo Board, and with respect to Greenlane, the Greenlane Board (or the Greenlane Special Committee) has reasonably determined (after consultation with outside counsel) that the failure to make an Adverse Recommendation Change (as defined below) would be inconsistent with the fiduciary duties owed by the KushCo Board, the Greenlane Special Committee or Greenlane Board, as applicable, to the stockholders of KushCo or Greenlane, as applicable, under applicable law, the Greenlane Board (or the Greenlane Special Committee) or the KushCo Board, as applicable, may make an Adverse Recommendation Change and terminate the Merger Agreement to enter into agreement relating to an Alternative Transaction.

If the Merger Agreement is terminated by Greenlane or KushCo in order to pursue an alternative transaction, the terminating party will be required to pay the non-terminating party a termination fee of $8,000,000.

While Greenlane and KushCo believe these provisions are reasonable, customary and not preclusive of other offers, the provisions might discourage a third party that has an interest in acquiring all or a significant part of Greenlane or KushCo from considering or proposing an alternative transaction, even if a third party were prepared to pay consideration or issue equity having a higher value than that which is anticipated in connection with the Mergers or if such party were prepared to enter into an agreement that may be more favorable to Greenlane or KushCo or their respective stockholders.

If the Mergers and the other transactions contemplated by the Merger Agreement are not consummated by December 31, 2021, either Greenlane or KushCo may terminate the Merger Agreement.

Either Greenlane or KushCo may terminate the Merger Agreement if the Mergers have not been consummated by December 31, 2021. However, this termination right will not be available to a party if that party failed to fulfill its obligations under the Merger Agreement and that failure was the cause of, or resulted in, the failure to consummate the Mergers. In the event the Merger Agreement is terminated by either party due to the failure of the Mergers to close by December 31, 2021, both Greenlane and KushCo will have incurred significant costs and will have diverted significant management focus and resources from other strategic opportunities without realizing the anticipated benefits of the Mergers.

If the Mergers do not qualify as a tax-free reorganization, Greenlane, KushCo and their stockholders may recognize a taxable gain.

As a condition to the completion of the Mergers, each of Greenlane and KushCo will have received a tax opinion from its respective counsel described in the section titled “The Merger Agreement—Conditions to Completion of the Mergers,” dated as of the closing date, that the Mergers, taken together, will qualify as a “reorganization” within the meaning of Section 368(a) of the Code. These opinions will be based on customary assumptions and representations from Greenlane and KushCo, as well as certain covenants and undertakings by Greenlane and KushCo. If any of the representations, assumptions, covenants or undertakings upon which the opinions are based is incorrect, incomplete, inaccurate or violated, the validity of the opinions may be affected. An opinion of counsel represents such counsel’s best legal judgment but is not binding on the United States Internal Revenue Service (“IRS”) or any court. Neither Greenlane nor KushCo intends to obtain a ruling from the IRS with respect to the tax consequences of the Mergers. Accordingly, there can be no assurances that the IRS will not assert, or that a court will not sustain, a position contrary to that contained in such opinions. If the IRS or a court determines that the Mergers, taken together, should not be treated as a “reorganization” within the meaning of Section 368(a) of the Code, upon the exchange of KushCo common stock for Greenlane common stock pursuant to Merger 1, a holder of KushCo common stock generally would recognize taxable gain or loss as if it sold its shares of KushCo common stock.

Certain directors and executive officers of Greenlane and KushCo have interests in seeing the Mergers completed that are different from, or in addition to, those of other Greenlane stockholders and KushCo stockholders.

Certain directors and executive officers of Greenlane and KushCo negotiated the terms of the Merger Agreement, and the Greenlane Board and the KushCo Board recommended that the stockholders of Greenlane and the stockholders of KushCo, respectively, vote in favor of the Greenlane Stock Issuance Proposal and the KushCo Merger Proposal, respectively, and the related proposals. Certain of Greenlane’s and KushCo's directors and executive officers may have interests in the Mergers that are different from, or in addition to, those of Greenlane stockholders and KushCo stockholders, including, but are not limited to, the service of certain directors of Greenlane and KushCo as directors of the Combined Company, the continued employment of one or more executive officers of Greenlane and KushCo by the Combined Company, the treatment in the Mergers of stock options and other equity awards, and provisions in the Merger Agreement regarding continued indemnification of and advancement of expenses to Greenlane and KushCo directors and officers. These interests may influence or may have influenced the directors and officers of Greenlane and KushCo, and Greenlane and KushCo stockholders should be aware of these interests when they consider their respective board of directors' recommendation that they vote in favor of the proposals submitted to the stockholders of Greenlane and KushCo.

The members of the Greenlane Board and the KushCo Board were aware of and considered these interests, among other matters, in evaluating the Merger Agreement, the Mergers and the related transactions, and in recommending the applicable proposals to their respective stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
On January 29, 2021 and February 15, 2021, we issued an aggregate of 6,176 and 5,145 shares of Class A common stock, respectively, in exchange for an equivalent number of shares of Class B common stock and Common Units of the Operating Company pursuant to the terms of our Amended and Restated Certificate of Incorporation and the Operating Company's Third Amended and Restated Operating Agreement. These shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.
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

2.1
Agreement and Plan of Merger, dated as of March 31, 2021, by and among Greenlane Holdings, Inc., Merger Sub Gotham 1, LLC, Merger Sub Gotham 2, LLC and KushCo Holdings, Inc. (Incorporated by reference to Exhibit 2.1 to Greenlane's Current Report on Form 8-K, filed on April 1, 2021).

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
10.1
Voting Agreement, dated as of March 31, 2021, by and among Jacoby & Co. Inc., Greenlane Holdings, Inc. and KushCo Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to Greenlane's Current Report on Form 8-K, filed on April 1, 2021).

10.2
Voting Agreement, dated as of March 31, 2021, by and among Nicholas Kovacevich, Greenlane Holdings, Inc. and KushCo Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to Greenlane's Current Report on Form 8-K, filed April 1, 2021).

10.3
Voting Agreement, dated as of March 31, 2021, by and among Dallas Imbimbo, Greenlane Holdings, Inc. and KushCo Holdings, Inc. (Incorporated by reference to Exhibit 10.3 to Greenlane's Current Report on Form 8-K, filed April 1, 2021).

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

GREENLANE HOLDINGS, INC.

Date: May 17, 2021	By:	/s/ William Mote
Chief Financial Officer