Form 10-Q
period 2021-06-30
Greenlane Holdings, Inc.
filed 2021-08-16
CIK 1743745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of August 12, 2021, Greenlane Holdings, Inc. had 21,225,693 shares of Class A common stock outstanding, 2,404,489 shares of Class B common stock outstanding and 70,301,343 shares of Class C common stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share amounts)

	June 30, 2021	December 31, 2020
ASSETS	(Unaudited)
Current assets
Cash	$11,632	$30,435
Accounts receivable, net of allowance of $843 and $1,084 at June 30, 2021 and December 31, 2020, respectively	5,654	6,330
Inventories, net	34,076	36,064
Vendor deposits	10,487	11,289
Assets held for sale	202	1,073
Other current assets (Note 8)	4,814	10,892
Total current assets	66,865	96,083

Property and equipment, net	13,381	12,201
Intangible assets, net	8,813	5,945
Goodwill	8,625	3,280
Operating lease right-of-use assets	2,505	3,104
Other assets	2,015	2,037
Total assets	$102,204	$122,650

LIABILITIES
Current liabilities
Accounts payable	$11,765	$18,405
Accrued expenses and other current liabilities (Note 8)	15,059	19,572
Customer deposits	2,682	2,729
Current portion of operating leases	781	966
Current portion of finance leases	195	184
Total current liabilities	30,482	41,856

Notes payable, less current portion and debt issuance costs, net	9,039	7,844
Operating leases, less current portion	2,153	2,524
Finance leases, less current portion	218	205
Other liabilities	1,487	964
Total long-term liabilities	12,897	11,537
Total liabilities	43,379	53,393

Commitments and contingencies (Note 7)

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share, 125,000 shares authorized; 16,943 shares issued and outstanding as of June 30, 2021; 13,322 shares issued and outstanding as of December 31, 2020	169	133
Class B common stock, $0.0001 par value per share, 10,000 shares authorized; 2,436 and 3,491 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1	1
Class C Common stock, $0.0001 par value per share, 100,000 shares authorized; 70,301 and 76,039 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	7	8
Additional paid-in capital	48,955	39,742
Accumulated deficit	(32,347)	(24,848)
Accumulated other comprehensive income	143	29
Total stockholders’ equity attributable to Greenlane Holdings, Inc.	16,928	15,065
Non-controlling interest	41,897	54,192
Total stockholders’ equity	58,825	69,257
Total liabilities and stockholders’ equity	$102,204	$122,650

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$34,715	$32,400	$68,724	$66,268
Cost of sales	26,944	25,583	53,640	52,122
Gross profit	7,771	6,817	15,084	14,146
Operating expenses:
Salaries, benefits and payroll taxes	5,596	6,121	11,966	12,735
General and administrative	7,116	6,426	15,455	15,085
Goodwill impairment charge	—	—	—	8,996
Depreciation and amortization	642	650	1,186	1,360
Total operating expenses	13,354	13,197	28,607	38,176
Loss from operations	(5,583)	(6,380)	(13,523)	(24,030)
Other (expense) income, net:
Interest expense	(133)	(110)	(249)	(220)
Other (expense) income, net	(120)	186	204	1,126
Total other (expense) income, net	(253)	76	(45)	906
Loss before income taxes	(5,836)	(6,304)	(13,568)	(23,124)
Provision for (benefit from) income taxes	4	8	(14)	(73)
Net loss	(5,840)	(6,312)	(13,554)	(23,051)
Less: Net loss attributable to non-controlling interest	(2,797)	(4,261)	(6,255)	(16,539)
Net loss attributable to Greenlane Holdings, Inc.	$(3,043)	$(2,051)	$(7,299)	$(6,512)

Net loss attributable to Class A common stock per share - basic and diluted (Note 9)	$(0.16)	$(0.18)	$(0.45)	$(0.60)
Weighted-average shares of Class A common stock outstanding - basic and diluted (Note 9)	18,837	11,380	16,095	10,921

Other comprehensive income (loss):
Foreign currency translation adjustments	243	471	88	(156)
Unrealized gain (loss) on derivative instrument	—	(66)	204	(559)
Comprehensive loss	(5,597)	(5,907)	(13,262)	(23,766)
Less: Comprehensive loss attributable to non-controlling interest	(2,650)	(3,955)	(6,077)	(17,086)
Comprehensive loss attributable to Greenlane Holdings, Inc.	$(2,947)	$(1,952)	$(7,185)	$(6,680)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2020	13,322	133	3,491	1	76,039	8	39,742	(24,848)	29	54,192	69,257
Net loss	—	—	—	—	—	—	—	(4,256)	—	(3,458)	(7,714)
Equity-based compensation	226	2	—	—	—	—	180	—	—	324	506
Other comprehensive income	—	—	—	—	—	—	—	—	18	31	49
Issuance of Class A common stock	426	4	—	—	—	—	2,001	—	—	—	2,005
Exchanges of noncontrolling interest for Class A common stock	2,368	24	(1,043)	—	(3,975)	(1)	5,774	—	—	(5,797)	—
Cancellation of Class B common stock due to forfeitures	—	—	(5)	—	—	—	8	—	—	(8)	—
Balance, March 31, 2021	16,342	163	2,443	1	72,064	7	47,705	(29,104)	47	45,284	64,103
Net loss	—	—	—	—	—	—	—	(3,043)	—	(2,797)	(5,840)
Equity-based compensation	(26)	—	—	—	—	—	161	—	—	246	407
Exchanges of noncontrolling interest for Class A common stock	595	6	(7)	—	(1,763)	—	977	—	—	(983)	—
Exercise of Class A common stock options	32	—	—	—	—	—	112	—	—	—	112
Member distributions	—	—	—	—	—	—	—	(200)	—	—	(200)
Other comprehensive income	—	—	—	—	—	—	—	—	96	147	243
Balance, June 30, 2021	16,943	$169	2,436	$1	70,301	$7	48,955	$(32,347)	$143	$41,897	$58,825

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2019	9,812	$98	5,975	$1	77,791	$8	$32,108	$(9,727)	$(72)	$91,848	$114,264
Net loss	—	—	—	—	—	—	—	(4,461)	—	(12,278)	(16,739)
Equity-based compensation	—	—	—	—	—	—	64	—	—	206	270
Other comprehensive loss	—	—	—	—	—	—	—	—	(267)	(853)	(1,120)
Issuance of Class A common stock	480	5	—	—	—	—	1,496	—	—	—	1,501
Cancellation of Class B common stock due to forfeitures	—	—	(105)	—	—	—	223	—	—	(223)	—
Joint venture consolidation	—	—	—	—	—	—	—	—	—	189	189
Balance, March 31, 2020	10,292	103	5,870	1	77,791	8	33,891	(14,188)	(339)	78,889	98,365
Net loss	—	—	—	—	—	—	—	(2,051)	—	(4,261)	(6,312)
Equity-based compensation	—	—	—	—	—	—	220	—	—	672	892
Issuance of Class A common stock for the acquisition of Conscious Wholesale	171	2	—	—	—	—	485	—	—	—	487
Cancellation of Class B common stock due to equity-based compensation award forfeitures	—	—	(6)	—	—	—	9	—	—	(9)	—
Exchange of non-controlling interest for Class A common stock	2,140	21	(2,140)	—	—	—	3,896	—	—	(3,917)	—
Other comprehensive income	—	—	—	—	—	—	—	—	99	306	405
Balance, June 30, 2020	12,603	$126	3,724	$1	77,791	$8	$38,501	$(16,239)	$(240)	$71,680	$93,837

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss (including amounts attributable to non-controlling interest)	$(13,554)	$(23,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,186	1,360
Equity-based compensation expense	950	1,161
Goodwill impairment charge	—	8,996
Change in fair value of contingent consideration	123	(644)
Change in provision for doubtful accounts	75	343
Gain related to indemnification asset	(1,692)	—
Other	(8)	(15)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Decrease in accounts receivable	600	1,346
Decrease in inventories	2,080	4,332
Decrease in vendor deposits	802	131
Decrease in other current assets	8,031	2,442
(Decrease) increase in accounts payable	(6,738)	244
(Decrease) increase in accrued expenses	(6,966)	1,161
(Decrease) in customer deposits	(47)	(219)
Net cash used in operating activities	(15,158)	(2,413)
Cash flows from investing activities:
Purchase consideration paid for acquisitions, net of cash acquired	(2,403)	(1,841)
Purchases of property and equipment, net	(1,542)	(1,247)
Proceeds from sale of assets held for sale	675	—
Purchase of intangible assets	(320)	—
Net cash used in investing activities	(3,590)	(3,088)
Cash flows from financing activities:
Member distributions	(200)	—
Proceeds from exercise of stock options	112	—
Other	(204)	(254)
Net cash used in financing activities	(292)	(254)
Effects of exchange rate changes on cash	237	(187)
Net decrease in cash	(18,803)	(5,942)
Cash, as of beginning of the period	30,435	47,773
Cash, as of end of the period	$11,632	$41,831

Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$560	$824
Lease liabilities arising from obtaining finance lease assets	$119	$—
Lease liabilities arising from obtaining operating lease right-of-use assets	$—	$331
Non-cash investing and financing activities:
Non-cash purchases of property and equipment	$99	$—
Class A common stock issued for acquisitions	$2,005	$1,988
Issuance of promissory note for acquisition	$2,503	$—
Issuance of contingent consideration for acquisition	$1,828	$—
Decrease in non-controlling interest as a result of exchanges for Class A common stock	$(6,780)	$(3,917)

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
We merchandise premium cannabis accessories, child-resistant packaging, and specialty vaporization and other products in the United States, Canada and Europe and we distribute to retailers through wholesale operations and to consumers through e-commerce activities and our retail stores.
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
As a result of the completion of the Transactions, including the IPO, our amended and restated certificate of incorporation (the "Charter") and the Operating Agreement require that (i) we at all times maintain a ratio of one Common Unit owned by us for each share of our Class A common stock issued by us (subject to certain exceptions), and (ii) the Operating Company at all times maintains (x) a one-to-one ratio between the number of shares of our Class A common stock issued by us and the number of Common Units owned by us, (y) a one-to-one ratio between the number of shares of our Class B common stock owned by the non-founder members of the Operating Company and the number of Common Units owned by the non-founder members of the Operating Company, and (z) a three-to-one ratio between the number of shares of our Class C common stock owned by the founder members of the Operating Company and their affiliates and the number of Common Units owned by the founder members of the Operating Company and their affiliates.
The following table sets forth the economic and voting interests of our common stock holders as of June 30, 2021:

Class of Common Stock (ownership)	Total Shares (1)	Class A Shares (as converted) (2)	Economic Ownership in the Operating Company (3)	Voting Interest in Greenlane (4)	Economic Interest in Greenlane (5)
Class A	16,942,808	16,942,808	39.6%	18.9%	100.0%
Class B	2,436,257	2,436,257	5.7%	2.7%	—%
Class C	70,301,343	23,433,781	54.7%	78.4%	—%
Total	89,680,408	42,812,846	100.0%	100.0%	100.0%

(1) Represents the total number of outstanding shares for each class of common stock as of June 30, 2021.
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

The condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date.

The condensed consolidated results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021, or any other future annual or interim period. Certain reclassifications have been made to prior year amounts or balances to conform to the presentation adopted in the current year.

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

We recognized no goodwill impairment charges during the three and six months ended June 30, 2021. See "Note 3—Business Combinations" for discussion of goodwill recognized during 2021 related to the Eyce LLC acquisition.

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

Our performance obligations for services are satisfied when the services are rendered within the arranged service period. Service revenue was de minimis for the three and six months ended June 30, 2021 and 2020.

Beginning with the first quarter of 2020, we entered into a limited number of bill-and-hold arrangements. Each bill-and-hold arrangement is reviewed and revenue is recognized only when certain criteria have been met: (i) the customer has requested delayed delivery and storage of the products by us, in exchange for a storage fee, because they want to secure a supply of the products but lack storage space, (ii) the risk of ownership has passed to the customer, (iii) the products are segregated from our other inventory items held for sale, (iv) the products are ready for shipment to the customer, and (v) the products are customized and thus we do not have the ability to use the products or direct them to another customer. Revenue under bill-and-hold arrangements was $0.1 million and $0.3 million for the three and six months ended June 30, 2021, respectively, and $0.1 million and $0.9 million for the three and six months ended June 30, 2020, respectively. Storage fees charged to customers for bill-and-hold arrangements are recognized as invoiced. Such fees were not significant for the three and six months ended June 30, 2021 and 2020.

For certain product offerings such as premium, patented, child-resistant packaging, closed-system vaporization solutions and custom-branded retail products, we generally receive a deposit from the customer (generally 50% of the total order cost, but the amount can vary by customer contract) when an order is placed by a customer. We typically complete these orders within one to three months from the date of order, depending on the complexity of the customization and the size of the order. See “Note 8—Supplemental Financial Statement Information” for a summary of changes to our customer deposits liability balance during the three months ended June 30, 2021.

We estimate product returns based on historical experience and record them as a refund liability that reduces the net sales for the period. We analyze actual historical returns, current economic trends and changes in order volume when evaluating the adequacy of our sales returns allowance in any reporting period. Our liability for returns, which is included within "Accrued expenses and other current liabilities" in our condensed consolidated balance sheets, was approximately $0.7 million and $0.8 million as of June 30, 2021 and December 31, 2020, respectively. The recoverable cost of merchandise estimated to be returned by customers, which is included within "Other current assets" in our condensed consolidated balance sheets, was approximately $0.2 million as of June 30, 2021 and December 31, 2020.

We elected to account for shipping and handling expenses that occur after the customer has obtained control of products as a fulfillment activity in cost of sales. Shipping and handling fees charged to customers are included in net sales upon completion of our performance obligations. We apply the practical expedient provided for by the applicable revenue recognition guidance by not adjusting the transaction price for significant financing components for periods less than one year. We also apply the practical expedient provided by the applicable revenue recognition guidance based upon which we generally expense sales commissions when incurred because the amortization period is one year or less. Sales commissions are recorded within "Salaries, benefits and payroll tax expenses" in the condensed consolidated statements of operations and comprehensive loss.

No single customer represented more than 10% of our net sales for the three and six months ended June 30, 2021 and 2020. As of June 30, 2021 and December 31, 2020, no single customer represented more than 10% of our accounts receivable balance.
Consolidated Appropriations Act, 2021
On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law, which contained provisions that amended the Prevent All Cigarette Trafficking Act (“PACT Act") to apply to electronic nicotine delivery systems ("ENDS"), as that term is defined by the PACT Act. The PACT Act, among other things, prohibits the use of the U.S. Postal Service (“USPS”) to deliver ENDS in most circumstances. The PACT Act also requires that sellers of ENDS implement certain age verification measures for direct-to-consumer sales, register with the Bureau of Alcohol, Tobacco, Firearms and Explosives ("ATF") and the tobacco tax administrators of the states into which shipments are made, and file monthly reports demonstrating payment of applicable taxes. Additionally, possibly as a result of the PACT Act amendments, FedEx and UPS adopted policies banning the shipment of many vaping products starting on March 1, 2021 and April 5, 2021, respectively. Substantial uncertainty exists regarding which products may not be shipped pursuant to the PACT Act and the policies of FedEx and UPS, both of which currently prohibit the shipment of many vaporization products. In the event USPS determines that the mail ban applies broadly to all or almost all vaporizers, and FedEx and UPS continue to maintain restrictive shipping policies, our shipping costs will be adversely and materially impacted, and we could lose our ability to deliver products to customers in a timely and economical manner. We are unable to determine the extent of the impact to the business until further guidance and clarification is issued.
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

We performed an analysis of the VAT overpayments to the Dutch tax authorities, which we expect will be refunded to us, and VAT payable to other EU member states, including potential fines and penalties. Based on this analysis, we recorded VAT payable of approximately $3.3 million and $9.9 million within "Accrued expenses and other current liabilities" and VAT receivable of approximately $0.2 million and $4.4 million within "Other current assets" in our condensed consolidated balance sheet as of June 30, 2021 and December 31, 2020, respectively.

We established VAT receivables in jurisdictions where VAT paid exceeds VAT collected and are recoverable through the filing of refund claims. Our VAT receivable balance as of June 30, 2021 and December 31, 2020 relates to refund claims with the Dutch tax authorities. In April 2021, we received a refund from the Dutch tax authorities of approximately $4.1 million.

Pursuant to the purchase and sale agreement by which we acquired our European subsidiaries, the sellers are required to indemnify us against certain specified matters and losses, including any and all liabilities, claims, penalties and costs incurred or sustained by us in connection with non-compliance with tax laws in relation to activities of the sellers. The indemnity (or indemnification receivable) is limited to an amount equal to the purchase price under the purchase and sale agreement. As of June 30, 2021 and December 31, 2020, we recognized an indemnification asset of approximately $0 and $0.9 million within "Other current assets" using the loss recovery model. We were beneficiaries of a bank guarantee in the amount of approximately $0.9 million for claims for which we are entitled to indemnification under the purchase and sale agreement, which we collected in April 2021. In April 2021, we entered into a settlement agreement with the sellers of Conscious Wholesale requiring the transfer of approximately $0.8 million in cash from the sellers' bank accounts, which we also collected in April 2021. In May 2021, we entered into another settlement with the sellers to place 650,604 shares of our Class A common stock owned by the sellers in escrow, which requires that those securities be sold as necessary to pay additional liabilities of the seller to us under the purchase and sale agreement.

During the year ended December 31, 2020, we recognized a charge of approximately $4.5 million within "general and administrative" expenses in our consolidated statements of operations and comprehensive loss, which represented the difference between the VAT payable and the VAT receivable and indemnification asset recorded as of December 31, 2020. During the three and six months ended June 30, 2021, we recognized a gain of approximately $1.1 million and $1.7 million within "general and administrative expenses" in our condensed consolidated statements of operations and comprehensive loss, which represented the partial reversal of the previously recognized charge, as the indemnification asset became probable of recovery based on the settlement agreements with the sellers and the related amounts collected from the sellers, and a reduction in our previously estimated VAT liability for penalties and interest based on our voluntary disclosure to, and ongoing settlement with, the relevant tax authorities in the EU member states.

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

As noted above, we have voluntarily disclosed VAT owed to several relevant tax authorities in the EU member states, and believe in doing so we will reduce our liability for penalties and interest. Nonetheless, we may incur expenses in future periods related to such matters, including litigation costs and other expenses to defend our position. The outcome of such matters is inherently unpredictable and subject to significant uncertainties.

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

NOTE 3. BUSINESS ACQUISITIONS

Eyce LLC

On March 2, 2021, we acquired substantially all the assets of Eyce LLC ("Eyce"), a designer and manufacturer of silicon pipes, bubblers, rigs, and other smoking and vaporization-related accessories and merchandise. We acquired Eyce to take advantage of expected synergies, which include increased margins from the direct integration of one of our top-selling product lines into our offerings of Greenlane Brand products and the enlistment of key talent in Eyce's founding owners.

We accounted for the Eyce acquisition as a business combination under the acquisition method under ASC Topic 805, Business Combinations. Eyce has been consolidated in our condensed consolidated financial statements commencing on March 2, 2021, the date of acquisition. The purchase price for the Eyce acquisition was allocated based on estimates of the fair value of net assets acquired at the acquisition date, with the excess allocated to goodwill. The total purchase consideration for the Eyce acquisition consisted of the following:

(in thousands)	Purchase Consideration
Cash	$2,403
Class A common stock	2,005
Promissory note	2,503
Contingent consideration - payable in cash	914
Contingent consideration - payable in Class A common stock	914
Total purchase consideration	$8,739

We recognized approximately $0.3 million in Eyce acquisition-related costs, which were included within "general and administrative" expenses in our condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2021.
The contingent consideration arrangement requires us to make contingent payments based on the achievement of certain revenue and EBITDA performance targets for the years ending December 31, 2021 and 2022, as set forth in the acquisition agreement. We estimated the fair value of the contingent consideration by using a Monte Carlo simulation that includes significant unobservable inputs such as the risk-free rate, risk-adjusted discount rate, the volatility of the underlying financial metrics and projected financial forecast of the acquired business over the earn-out period. As a result of additional information obtained about facts and circumstances that existed as of the acquisition date, we calculated an adjustment to the purchase price related to the estimated fair value of contingent consideration issued, and recorded a measurement period adjustment during the second quarter of 2021.
The initial accounting for the acquisition, including the purchase price allocation, is preliminary pending completion of the fair value analysis of acquired assets and contingent consideration issued as purchase consideration. The following table summarizes the purchase price allocation and the estimated fair value of the net assets acquired at the date of acquisition as of June 30, 2021.

(in thousands)	Estimated Fair Value as of Acquisition Date (as previously reported)	Measurement Period Adjustments	Estimated Fair Value as of Acquisition Date (as adjusted)
Inventory	$92	$—	$92
Developed technology	1,738	—	1,738
Trade name	1,294	—	1,294
Customer relationships	165	—	165
Goodwill	4,840	610	5,450
Total purchase price	$8,129	$610	$8,739

Goodwill generated from the acquisition is primarily related to the value we placed on expected business synergies. The assignment of goodwill recognized from this business combination to reporting units has also not yet been completed as of the date of these financial statements. We anticipate that all of the goodwill recognized will be deductible for income tax purposes.

"Net sales" in the condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2021 includes approximately $0.3 to $0.4 million of net sales contributed by Eyce e-commerce and wholesale customers since the date of the acquisition. Eyce's operating activities have been integrated with an existing subsidiary of the Operating Company, and we owned Eyce inventory from purchases preceding the acquisition date. As such, the identification of post-acquisition "net loss" is impracticable for the three and six months ended June 30, 2021.

Unaudited Pro Forma Financial Information

The following table presents pro forma results for the three and six months ended June 30, 2021 and 2020 as if our acquisition of Eyce had occurred on January 1, 2020, and Eyce's results had been included in our consolidated results beginning on that date (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Net sales	$34,715	$32,584	$68,876	$66,544
Cost of sales	26,944	25,688	53,716	52,261
Gross profit	7,771	6,896	15,160	14,283
Net loss	$(5,840)	$(6,522)	$(13,822)	$(23,546)

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
Under the terms of the Merger Agreement, KushCo’s stockholders will receive a number of shares of Greenlane’s Class A common stock based on the Exchange Ratio (as defined in the Merger Agreement) for each share of KushCo common stock, which Exchange Ratio is subject to adjustment as described in the Merger Agreement, in order to ensure that existing KushCo stockholders will own no less than 48.1%, and existing Greenlane stockholders will own no more than 51.9%, of the Combined Company’s common stock. The Exchange Ratio is subject to adjustment to reflect changes in the number of shares of Class A common stock outstanding, among other triggers. Greenlane will also assume KushCo’s outstanding stock options and warrants, which will be converted into fully vested stock options and warrants to purchase Greenlane’s Class A common stock, generally using the same Exchange Ratio (subject to adjustment as described above). The aggregate value of the merger consideration will fluctuate based upon changes in the price of Greenlane Class A common stock and the number of shares of KushCo common stock, stock options, and warrants outstanding immediately prior to the effective time of the merger, as well as any adjustments to the Exchange Ratio provided in the Merger Agreement.
The completion of the merger is subject to conditions of the Merger Agreement, including obtaining the requisite approvals from stockholders of Greenlane and KushCo. We expect the merger to be completed in the second half of 2021, but can provide no assurances that the merger will close on that timeline or at all.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments Measured on a Recurring Basis

The carrying amounts for certain of our financial instruments, including cash, accounts receivable, accounts payable and certain accrued expenses and other assets and liabilities, approximate fair value due to the short-term nature of these instruments. Our financial instruments measured at fair value on a recurring basis were as follows at the dates indicated:

	Condensed Consolidated Balance Sheet Caption	Fair Value at June 30, 2021
(in thousands)		Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap contract	Other long-term liabilities	$—	$460	$—	$460
Contingent consideration - current	Accrued expenses and other current liabilities	—	—	1,169	1,169
Contingent consideration - long-term	Other long-term liabilities	—	—	782	782
Total Liabilities		$—	$460	$1,951	$2,411

	Condensed Consolidated Balance Sheet Caption	Fair Value at December 31, 2020
(in thousands)		Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap contract	Other long-term liabilities	$—	$665	$—	$665
Total Liabilities		$—	$665	$—	$665

There were no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy during the three and six months ended June 30, 2021.

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

Details of the outstanding swap contract as of June 30, 2021, which is a "pay-fixed and receive-floating" contract, are as follows:

Swap Maturity	Notional Value (in thousands)	Pay-Fixed Rate	Receive-Floating Rate	Floating Rate Reset Terms
October 1, 2025	$8,050	2.07750%	One-Month LIBOR	Monthly

We performed an initial qualitative assessment of hedge effectiveness using the hypothetical derivative method in the period in which the hedging transaction was entered, as the critical terms of the hypothetical derivative and the hedging instrument were the same. Quarterly, we perform a qualitative analysis for prospective and retrospective assessments of hedge effectiveness. The unrealized loss on the derivative instrument is included within "Other comprehensive loss" in our condensed consolidated statements of operations and comprehensive loss. There was no measure of hedge ineffectiveness and no reclassifications from other comprehensive loss into interest expense for the three and six months ended June 30, 2021 or 2020.

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

A reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2021 is as follows:

(in thousands)	Contingent Consideration
Balance at December 31, 2020	$—
Contingent consideration issued for Eyce LLC acquisition	1,828
Loss from fair value adjustments included in results of operations	123
Balance at June 30, 2021	$1,951

Investment in Equity Securities

Our investment in equity securities consists of a 1.49% ownership interest in Airgraft Inc. We determined that our ownership does not provide us with significant influence over the operations of this investee. Accordingly, we account for our investment in this entity as equity securities. Airgraft Inc. is a private entity and its equity securities do not have a readily determinable fair value. We elected to measure this security under the measurement alternative election at cost minus impairment, if any, and adjust the security to fair value when an observable price change can be identified; thus, the investment in equity securities constitutes a Level 3 investment, measured on a non-recurring basis. There have been no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy during the three and six months ended June 30, 2021 or 2020.

During the three and six months ended June 30, 2021 and 2020, we did not identify any fair value adjustments using observable price changes in orderly transactions for an identical or similar investment of the same issuer. At June 30, 2021 and December 31, 2020, the carrying value of this investment was approximately $2.0 million, which included a fair value adjustment of $1.5 million based on an observable price change recognized during the year ended December 31, 2019.

NOTE 5. LEASES

Greenlane as a Lessee
As of June 30, 2021, we had 12 facilities financed under operating leases consisting of warehouses, offices, and retail stores, with lease term expirations between 2021 and 2026. Lease terms are generally three to seven years for warehouses, office space and retail store locations. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The following table provides details of our future minimum lease payments under finance and operating lease liabilities recorded in our condensed consolidated balance sheet as of June 30, 2021. The table below does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

(in thousands)	Finance Leases	Operating Leases	Total
Remainder of 2021	$125	$412	$537
2022	177	961	1,138
2023	112	934	1,046
2024	4	621	625
2025	—	134	134
Thereafter	—	140	140
Total minimum lease payments	418	3,202	3,620
Less: imputed interest	5	268	273
Present value of minimum lease payments	413	2,934	3,347
Less: current portion	195	781	976
Long-term portion	$218	$2,153	$2,371
Rent expense under operating leases was approximately $0.3 million and $0.6 million for the three and six months ended June 30, 2021, and approximately $0.4 and $0.9 million for the three and six months ended June 2020.
The majority of our finance lease obligations relate to leased warehouse equipment. Payments under our finance lease agreements are fixed for terms ranging from three to five years. We recorded approximately $0.4 million of finance lease assets, net within "property and equipment, net" as of June 30, 2021 and December 31, 2020, and the related liabilities within "current portion of finance leases" and "finance leases, less current portion" in our condensed consolidated balance sheets.
Greenlane as a Lessor

As of June 30, 2021, we had five operating leases for office space leased to third-party tenants in our corporate headquarters building in Boca Raton, Florida. For the three and six months ended June 30, 2021 and 2020, rental income of approximately $0.2 million and $0.3 million was included within “other income, net” in our condensed consolidated statements of operations and comprehensive loss.
The following table represents the maturity analysis of undiscounted cash flows related to lease payments, which we expect to receive from our existing operating lease agreements with tenants:

(in thousands)	Rental Income
Remainder of 2021	$343
2022	149
2023	75
2024	77
2025	53
Total	$697

NOTE 6. LONG TERM DEBT
Our long-term debt, excluding operating and finance lease liabilities, consisted of the following amounts at the dates indicated:

(in thousands)	June 30, 2021	December 31, 2020
Real Estate Note	$8,035	$8,125
Eyce Promissory Note	2,500	—
	10,535	8,125
Less unamortized debt issuance costs	(89)	(99)
Less current portion of long-term debt	(1,407)	(182)
Notes payable, net, excluding operating leases and finance leases	$9,039	$7,844
Line of Credit
On April 5, 2019, the Operating Company, as the borrower, entered into a second amendment to the first amended and restated credit agreement, dated October 1, 2018 (the "line of credit") with Fifth Third Bank, for a $15.0 million revolving credit loan with a maturity date of August 23, 2020. In August 2020, the maturity date of the line of credit was further extended to November 30, 2020. The line of credit was not renewed on November 30, 2020. There were no borrowings outstanding on the line of credit at June 30, 2021 or December 31, 2020.
Real Estate Note
In October 2018, one of the Operating Company’s wholly-owned subsidiaries financed the purchase of a building which serves as our corporate headquarters through a real estate term note (the “Real Estate Note”) in the principal amount of $8.5 million. Principal payments plus accrued interest at a rate of LIBOR plus 2.39% are due monthly. The Real Estate Note contains customary covenants and restrictions, including, without limitation, covenants that require us to comply with laws, restrictions on our ability to incur additional indebtedness, and various customary remedies for the lender following an event of default, including the acceleration of repayment of outstanding amounts under the Real Estate Note and execution upon the collateral securing obligations under the Real Estate Note. As of June 30, 2021, we were in compliance with the Real Estate Note covenants. Our obligations under the Real Estate Note are secured by a mortgage on the property. The Real Estate Note is subject to an interest rate swap contract, see "Note 4—Fair Value of Financial Instruments."
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
Following the announcement of the Merger Agreement with KushCo, two complaints have been filed in the United States District Court for the Southern District of New York: one is captioned Richard Garreffa v. Greenlane Holdings, Inc., Aaron LoCascio, Adam Schoenfeld, Neil Closner, Richard Taney and Jeff Uttz, Case No. 1:21-cv-05512, filed June 23, 2021 and one is captioned Lance K. Callaghan v. Greenlane Holdings, Inc., Aaron LoCascio, Adam Schoenfeld, Neil Closner, Richard Taney and Jeff Uttz, Case No. 1:21-cv-05635, filed June 29, 2021; additionally, one complaint has been filed in the United States District Court for the Central District of California, captioned Eric Sabatini vs. Greenlane Holdings, Inc., Aaron LoCascio, Adam Schoenfeld, Neil Closner, Richard Taney and Jeff Uttz, Case No. 2:21-cv-06571 (collectively, the “Actions”). The Actions name as defendants Greenlane and each of the members of the Greenlane Board. The Actions allege, among other things, that all defendants violated provisions of the Exchange Act insofar as the registration statement on Form S-4 preliminarily filed by Greenlane on May 28, 2021 allegedly omits material information with respect to the transactions contemplated therein that purportedly renders the preliminary registration statement false and misleading. The complaints seek, among other things, injunctive relief, recissory damages, an award of plaintiffs’ fees and expenses and a trial by jury. The defendants believe the claims asserted in the Actions are without merit and intend to vigorously defend them.
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

NOTE 8. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Assets Held for Sale
An asset group classified as held for sale is reflected at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the assets exceeds its estimated fair value, a loss is recognized. We recorded approximately $0.2 million and $0.9 million of machinery held for sale within "Assets Held for Sale" as of June 30, 2021 and December 31, 2020, respectively. We completed the sale of approximately $0.7 million of machinery during the second quarter, and are actively seeking a buyer and expect to complete the sale of the remaining machinery held for sale by the end of 2021. We recognized no impairment charges during the three and six months ended June 30, 2021 or 2020.
Other Current Assets
The following table summarizes the composition of other current assets as of the dates indicated:

(in thousands)	June 30, 2021	December 31, 2020
Other current assets:
VAT refund receivable	$150	$4,391
Prepaid expenses	1,433	1,542
Indemnification receivable, net	—	921
Other	3,231	4,038
	$4,814	$10,892
Accrued Expenses and Other Current Liabilities
The following table summarizes the composition of accrued expenses and other current liabilities as of the dates indicated:

(in thousands)	June 30, 2021	December 31, 2020
Accrued expenses and other current liabilities:
VAT payable	$3,287	$9,882
Contingent consideration	1,169	—
Payroll related including bonus	1,294	2,361
Accrued professional fees	3,509	1,750
Accrued third-party logistics fees	47	1,295
Refund liability	742	785
Current portion of long-term debt	1,407	182
Other	3,604	3,317
	$15,059	$19,572
Customer Deposits
For certain product offerings such as premium, patented, child-resistant packaging, closed-system vaporization solutions and custom-branded retail products. We generally receive a deposit from the customer (generally 50% of the total order cost, but the amount can vary by customer contract), when an order is placed by a customer. We typically complete orders related to customer deposits within one to three months from the date of order, depending on the complexity of the customization and the size of the order. Changes in our customer deposits liability balance during the six months ended June 30, 2021 were as follows:

(in thousands)	Customer Deposits
Balance as of December 31, 2020	$2,729
Increases due to deposits received, net of other adjustments	2,718
Revenue recognized	(2,765)
Balance as of June 30, 2021	$2,682

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) for the periods presented were as follows:

(in thousands)	Foreign Currency Translation	Unrealized Loss on Derivative Instrument	Total
Balance at December 31, 2020	$183	$(154)	$29
Other comprehensive income (loss)	88	204	$292
Less: Other comprehensive (income) loss attributable to non-controlling interest	(48)	(130)	$(178)
Balance at June 30, 2021	$223	$(80)	$143

(in thousands)	Foreign Currency Translation	Unrealized Loss on Derivative Instrument	Total
Balance at December 31, 2019	$(22)	$(50)	$(72)
Other comprehensive loss	(156)	(559)	(715)
Less: Other comprehensive loss attributable to non-controlling interest	122	425	547
Balance at June 30, 2020	$(56)	$(184)	$(240)

Supplier Concentration
Our 4 largest vendors accounted for an aggregate of approximately 38.3% and 37.5% of our total net sales and 46.8% and 44.6% of our total purchases for the three and six months ended June 30, 2021, respectively, and an aggregate of approximately 28.0% and 27.9% of our total net sales and 39.1% and 31.1% of our total purchases for the three and six months ended June 30, 2020, respectively. We expect to maintain our existing relationships with these vendors.
NOTE 9. STOCKHOLDERS’ EQUITY
Class A Common Stock Repurchase Program

In November 2019, our Board of Directors approved a stock repurchase program authorizing up to $5.0 million in repurchases of our outstanding shares of Class A common stock. Under the program, we may repurchase shares in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. We may periodically repurchase shares in open market transactions, directly or indirectly, in block purchases and in privately negotiated transactions or otherwise. The timing, pricing, and amount of any repurchases under the share repurchase program will be determined by management at its discretion based on a variety of factors, including, but not limited to, trading volume and market price of our Class A common stock, corporate considerations, our working capital and investment requirements, general market and economic conditions, and legal requirements. The share repurchase program does not obligate us to repurchase any common stock and may be modified, discontinued, or suspended at any time. Shares of Class A common stock repurchased under the program are subsequently retired. There were no share repurchases under the program during the three and six months ended June 30, 2021 or 2020.
Non-Controlling Interest
As discussed in “Note 1—Business Operations and Organization,” we consolidate the financial results of the Operating Company in our condensed consolidated financial statements and report a non-controlling interest related to the Common Units held by non-controlling interest holders. As of June 30, 2021, we owned 39.6% of the economic interests in the Operating Company, with the remaining 60.4% of the economic interests owned by non-controlling interest holders. The non-controlling interest in the accompanying consolidated statements of operations and comprehensive loss represents the portion of the net loss attributable to the economic interest in the Operating Company held by the non-controlling holders of Common Units calculated based on the weighted average non-controlling interests’ ownership during the periods presented.
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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A common stock is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(5,840)	$(6,312)	$(13,554)	$(23,051)
Less: Net loss attributable to non-controlling interests	(2,797)	(4,261)	(6,255)	(16,539)
Net loss attributable to Class A common stockholders	$(3,043)	$(2,051)	$(7,299)	$(6,512)
Denominator:
Weighted average shares of Class A common stock outstanding	18,837	11,380	16,095	10,921
Net loss per share of Class A common stock - basic and diluted	$(0.16)	$(0.18)	$(0.45)	$(0.60)
For the three and six months ended June 30, 2021, 2,436,257 shares of Class B common stock, 70,301,343 shares of Class C common stock and 1,388,350 stock options to purchase Class A common stock were excluded from the weighted-average in the computation of diluted net loss per share of Class A common stock because the effect would have been anti-dilutive.
For the three and six months ended June 30, 2020, 3,724,329 shares of Class B common stock, 77,791,218 shares of Class C common stock and 1,078,154 stock options to purchase Class A common stock were excluded from the weighted-average in the computation of diluted net loss per share of Class A common stock because the effect would have been anti-dilutive.
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
During the three and six months ended June 30, 2021, we recorded compensation expense of approximately $0.1 million and $0.2 million, respectively, related to restricted shares, which was included within "salaries, benefits and payroll taxes" in our condensed consolidated statement of operations and comprehensive loss. We did not record any compensation expense related to restricted shares during the three and six months ended June 30, 2020 as no restricted shares were historically granted until the third quarter of 2020. As of June 30, 2021, total unrecognized compensation expense related to unvested restricted shares of our Class A common stock was approximately $0.8 million, which is expected to be recognized over a weighted average period of 2.2 years.
During the three and six months ended June 30, 2021, we recorded a de minimis amount of compensation expense related to restricted stock units ("RSUs"). As of June 30, 2021, total unrecognized compensation expense related to unvested RSUs was approximately $0.1 million, which is expected to be recognized over a weighted average period of 2.6 years.
During the three and six months ended June 30, 2021, we recorded compensation expense related to stock options of approximately $0.3 million and $0.6 million, respectively, which was included within "salaries, benefits and payroll taxes" in our condensed consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2020, we recorded compensation expense related to stock options of approximately $0.4 million and $0.7 million, respectively. As of June 30, 2021, total unrecognized compensation expense related to unvested stock options was approximately $2.6 million, which is expected to be recognized over a weighted-average period of 2.8 years.
Common Units of the Operating Company Granted as Equity-Based Compensation
During the three months ended June 30, 2021, we recorded a net de minimis reversal of compensation expense related to Common Units, due to the effect of actual forfeitures of unvested awards during the quarter. During the six months ended June 30, 2021, we recorded compensation expense related to Common Units of approximately $0.1 million, which was included within "salaries, benefits and payroll taxes" in our condensed consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2020, we recorded compensation expense related to Common Units of approximately $0.5 million and $0.4 million, respectively. As of June 30, 2021, total unrecognized compensation expense related to unvested Common Units was approximately $0.4 million, which is expected to be recognized over a weighted-average period of 1.4 years.
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
As of June 30, 2021 and December 31, 2020, management performed an assessment of the realizability of our deferred tax assets based upon which management determined that it is not more likely than not that the results of operations will generate sufficient taxable income to realize portions of the net operating loss benefits. Consequently, we established a full valuation allowance against our deferred tax assets, and reflected a carrying balance of $0 as of June 30, 2021 and December 31, 2020, respectively. In the event that management determines that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance will be made, which would reduce the provision for income taxes. The provision for and benefit from income taxes for the three and six months ended June 30, 2021 and 2020, respectively, relates to taxes in foreign jurisdictions, including Canada and the Netherlands.

For the three and six months ended June 30, 2021, the effective tax rate differed from the U.S. federal statutory tax rate of 21% primarily due to the Operating Company’s pass-through structure for U.S. income tax purposes, the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and the valuation allowance against the deferred tax asset.
For the three and six months ended June 30, 2021, we did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties.
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

As noted above, we evaluated the realizability of the deferred tax assets resulting from the IPO and the Transactions completed in April 2019 and established a full valuation allowance against those benefits. As a result, we determined that the amount or timing of payments to noncontrolling interest holders under the TRA are no longer probable or reasonably estimable. Based on this assessment, our TRA liability was $0 as of June 30, 2021 and December 31, 2020.

If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, we will record a liability related to the TRA, which would be recognized as expense within our condensed consolidated statements of operations and comprehensive (loss) income.
During the three and six months ended June 30, 2021 and 2020, we did not make any payments, inclusive of interest, to members of the Operating Company pursuant to the TRA.
NOTE 12. SEGMENT REPORTING
We merchandise vaporizers and other products in the United States, Canada and Europe and we distribute to retailers through our wholesale operations and to consumers through e-commerce activities and 4 brick and mortar locations; with two in the United States, one in Spain and one in the Netherlands. We define our segments as those operations whose results our Chief Operating Decision Makers ("CODMs") regularly review to analyze performance and allocate resources. Therefore, segment information is prepared on the same basis that management reviews financial information for operational decision-making purposes.
The reportable segments identified are our business activities for which discrete financial information is available and for which operating results are regularly reviewed by our CODMs. As of June 30, 2021, we have three reportable segments: (1) United States, (2) Canada and (3) Europe. The United States operating segment is comprised of our United States operations, the Canadian operating segment is comprised of our Canadian operations, and the European operating segment is comprised of our European operations, currently based in the Netherlands. Corporate and other activities which are not allocated to our reportable segments consist primarily of equity-based compensation expenses and other corporate overhead items. We sell similar products and services in each of our segments.
The table below provides information on revenues from external customers, intersegment revenues, and income (loss) before income taxes for our reportable segments for the three and six months ended June 30, 2021 and 2020. We eliminate intersegment revenues in consolidation.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Revenue from external customers:
United States	$30,694	$26,368	$59,361	$53,498
Canada	1,412	3,510	3,973	7,915
Europe	2,609	2,522	5,390	4,855
Corporate and other	—	—	—	—
	$34,715	$32,400	$68,724	$66,268
Intercompany revenues:
United States	$2,556	$3,163	$6,037	$5,407
Canada	4	24	16	38
Europe	619	708	1,451	1,092
Corporate and other	—	—	—	—
	$3,179	$3,895	$7,504	$6,537
Income (loss) before income taxes:
United States	$(1,943)	$(2,288)	$(6,409)	$(16,595)
Canada	(636)	30	(636)	305
Europe	511	(673)	(493)	(1,134)
Corporate and other	(3,768)	(3,373)	(6,030)	(5,700)
	$(5,836)	$(6,304)	$(13,568)	$(23,124)
NOTE 13. SUBSEQUENT EVENTS
At-the-Market Equity Offering
In August 2021, we established an "at-the-market" equity offering program (the "ATM Program") that provides for the sale of shares of our Class A common stock having an aggregate offering price of up to $50 million, from time to time, through Cowen and Company, LLC, as the sales agent under the ATM Program.
Sales of our Class A common stock under the ATM Program may be made by means of transactions that are deemed to be an "at the market offering" as defined in Rule 415(a)(4) under the Securities Act, including sales made directly on the Nasdaq Global Market or sales made to or through a market maker or through an electronic communications network. We are under no obligation to offer and sell shares of our Class A common stock under the ATM Program.
Since the launch of the ATM program and through August 12, 2021, we sold 54,278 shares of our Class A common stock under the ATM Program, which generated gross proceeds of approximately $0.2 million. Net proceeds from sales of our shares of Class A common stock under the ATM Program are expected to be used to fund potential business acquisitions and for working capital and general corporate purposes.
Common Stock and Warrant Offering

On August 9, 2021, we entered into securities purchase agreements with certain accredited investors, pursuant to which we agreed to issue and sell an aggregate of 4,200,000 shares of our Class A common stock, par value $0.01 per share, pre-funded warrants to purchase up to 5,926,583 shares of our Class A common stock (the “Pre-Funded Warrants”) and warrants to purchase up to 6,075,950 shares of our Class A common stock (the “Standard Warrants” and, together with the Pre-Funded Warrants, the “Warrants”), in a registered direct offering (the “Offering”). The shares of Class A common stock and Warrants were sold in Units (the “Units”), with each unit consisting of one share of Class A common stock or a Pre-Funded Warrant and a Standard Warrant to purchase 0.6 of a share of our Class A common stock. The Units were offered by the Company pursuant to the Company’s shelf registration statement. Subject to certain ownership limitations, the Standard Warrants are immediately exercisable at an exercise price equal to $3.55 per share of Class A common stock. The Standard Warrants are exercisable for five years from the date of issuance. Each Pre-Funded Warrant is exercisable for one Share of Class A common stock at an exercise price of $0.01 and the Pre-Funded Warrants do not expire until exercised. The offering generated gross proceeds of approximately $31.9 million and net proceeds to the Company of approximately $29.9 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of Greenlane Holdings, Inc. and its consolidated subsidiaries (“Greenlane” and, collectively with the Operating Company and its consolidated subsidiaries, the “Company”, "we", "us" and "our") for the quarterly period ended June 30, 2021 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and related notes of Greenlane Holdings, Inc. for the year ended December 31, 2020, which are included in our Annual Report on Form 10-K.
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
Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Factors that might cause such a difference include those discussed in our filings with the SEC, under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020 and included under Item 1A "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and in this Quarterly Report on Form 10-Q.
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
Except as required under the federal securities laws and rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented herein. These statements should be considered only after carefully reading the risk factors and the other information in our Annual Report on Form 10-K for the year ended December 31, 2020, the risk factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and this entire Quarterly Report on Form 10-Q.

Overview

We are one of the largest global sellers of premium cannabis accessories, child-resistant packaging, and specialty vaporization products in the world. We operate as a powerful house of brands, third-party brand accelerator and distribution platform for consumption devices and lifestyle brands serving the global cannabis and liquid nicotine markets with an expansive customer base of more than 7,000 retail locations, including licensed cannabis dispensaries, and smoke and vape shops. We merchandise vaporizers and other products in the United States, Canada and Europe and we distribute to retailers through wholesale operations and to consumers through e-commerce activities and our retail stores. We provide value-added customer support to complement our product offerings and help our customers operate and grow their businesses. We believe our market leadership, wide distribution network, broad product selection and extensive technical expertise provide us with significant competitive advantages and create a compelling value proposition for our customers and our suppliers. In addition, our premium product lines, broad product portfolio and strategically-located distribution centers position us well to meet the needs of our customers and ensure timely delivery of products.

We are the partner of choice for many of the industry’s leading players including PAX Labs, Grenco Science, Storz & Bickel, Firefly, DaVinci, Santa Cruz Shredder, Cookies, among others. We have also set out to develop a world-class portfolio of our own proprietary brands (the "Greenlane Brands") that we believe will, over time, deliver higher margins and create long-term value. Our Greenlane Brands are comprised of child-resistant packaging innovator Pollen Gear; VIBES rolling papers; the Marley Natural accessory line; the K.Haring Glass Collection accessory line; Aerospaced & Groove grinders; Cookies lifestyle line; and Higher Standards, which is both an upscale product line and an innovative retail experience with flagship stores at New York City’s famed Chelsea Market and the iconic Malibu Village in California. During the first quarter of 2021, we acquired substantially all the assets of Eyce LLC and added Eyce to our Greenlane Brands lineup. We also own and operate several industry-leading e-commerce platforms, including Vapor.com, Higherstandards.com, Aerospaced.com, Harringglass.com, Eycemolds.com, Canada.Vapor.com, Vaposhop.com, and recently-acquired Puffitup.com. These e-commerce platforms offer convenient, flexible shopping solutions directly to consumers.

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

If completed, the Mergers will create the leading ancillary cannabis products and services company. The combined company (the “Combined Company”) will serve a premier group of customers, which includes many of the leading multi-state-operators and licensed producers, the top smoke shops in the United States, and millions of consumers. The Combined Company will retain the name “Greenlane Holdings, Inc.” and will continue to trade on the Nasdaq Capital Market (the “Nasdaq”) under the symbol “GNLN". Nicholas Kovacevich, the current Chief Executive Officer of KushCo, is expected to serve as the Chief Executive Officer of the Combined Company. Aaron LoCascio, the current Chief Executive Officer of Greenlane, is expected to serve as the President of the Combined Company. Additionally, William Mote and Adam Schoenfeld, the current Chief Financial Officer and Chief Strategy Officer of Greenlane, respectively, are expected to continue to serve in such positions at the Combined Company. In addition, Rodrigo De Oliviera, KushCo's current Chief Operating Officer, is expected to serve as the Chief Operating Officer of the Combined Company.

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

We market and sell our products in the business to business (“B2B”), business to consumer (“B2C”) and supply and packaging (“S&P”) areas of the marketplace. We have a diverse base of customers, and our top ten customers accounted for only 14.7% and 14.2% of our net sales for the three and six months ended June 30, 2021, with no single customer accounting for more than 2.7% and 2.3% of our net sales for the three and six months ended June 30, 2021. While we distribute products to several large national and regional retailers in Canada, our typical B2B customer is an independent retailer operating in a single market. Our sales teams regularly interact with customers to service their frequent restocking needs. We believe our high-touch customer service model strengthens relationships, builds loyalty and drives repeat business.

For the three months ended June 30, 2021, our B2B and S&P revenues represented approximately 60.6% and 13.7% of net sales, respectively, as compared to 53.9% and 10.6% of net sales, respectively, during the same period in 2020. This increase in both B2B and S&P revenues as a percentage of total sales is driven by the lessened impact of the COVID-19 pandemic. B2C and Channel and Drop-Ship revenues represented 11.5% and 14.1% of net sales, respectively in the second quarter of 2021 compared to 18.4% and 17.4% during the same period in 2020. These decreases were driven by the revival of wholesale businesses a year after the pandemic, resulting in a decrease in reliance on online platforms.

For the three and six months ended June 30, 2021, our net sales increased by $2.3 million and $2.5 million compared to the three and six months ended June 30, 2020. Additionally, year-to-date net sales were significantly less reliant on nicotine sales, as we continue to focus on higher-margin products such as our Greenlane Brands. For Q2 2021, nicotine sales totaled $0.3 million, representing a $2.2 million, or 89.6%, decrease in nicotine sales as compared to Q2 2020, while the year-to-date decrease totaled $5.4 million or 73.2%.

For the three months ended June 30, 2021, Greenlane Brand sales totaled $9.0 million, representing a $3.5 million, or 62.5%, increase as compared to the three months ended June 30, 2020. For the six months ended June 30, 2021, net Greenlane Brand sales grew $4.8 million, or 37.8%, to $17.5 million compared to $12.7 million in the six months ended June 30, 2020. As a percentage of total sales, Greenlane Brand sales increased from 17.1% of total revenue for Q2 2020, to 25.9% of total revenue for Q2 2021. The growth in VIBES was the largest driver of this increase with a record three and six months revenues. Total VIBES revenue was $3.0 million and $5.7 million for the three and six months ended June 30, 2021 and compared to $0.9 million and $2.5 million for the same periods in 2020 representing increases of $2.1 million, or 233.3%, and $3.2 million, or 128.0%. As we look ahead to the key drivers of growth in our business, we will continue to focus on the higher-margin parts of the business that will better position us for the long-term, through continued investment in growing our Greenlane Brands.

In December 2019, a novel strain of coronavirus known as COVID-19 was reported in Wuhan, China. In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. In response to the COVID-19 pandemic, many state and local governments throughout the United States began issuing "stay at home" orders directing the closure of non-essential businesses and directing citizens to remain home unless they are conducting essential business or other prescribed activities. Similar orders have proliferated in Canada and Europe. With the rise in COVID-19 variants, uncertainty over the pandemic's impact remains prevalent. While we have not experienced a to material adverse impact to our B2B and E-Commerce sales, the pandemic continues to significantly impact our supply chain and brick-and-mortar retail store operations with continued shipment delays and store closures due to increased restrictions in Europe over the course of 2021.

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

We believe the continuing trend of states’ legalization of medicinal and adult-use cannabis is likely to contribute to an increase in the demand for many of our products. In the 2020 election, voters approved ballot initiatives legalizing adult-use cannabis in New Jersey, Arizona, Montana and South Dakota. Voters also approved initiatives legalizing medical marijuana in Mississippi and South Dakota. Since that time, New York, New Mexico, Virginia, and Connecticut have also passed laws permitting adult-use cannabis. Although we expect additional states to follow suit, we can provide no assurances that additional states will legalize cannabis or that legal challenges will not impede legalization in jurisdictions where ballot initiatives or legislation have already passed.

Additionally, efforts to reform federal laws related to marijuana in the United States have gained momentum recently. In July 2021, Senate Majority Leader Chuck Schumer, along with other senators, introduced the Cannabis Administration and Opportunity Act ("CAOA"). If adopted, the CAOA would legalize the sale of cannabis under federal law, subject to regulation by various state and federal agencies. While many commentators view the CAOA as having low odds of passage this year, we believe that the introduction of this bill is a significant step forward towards federal legalization of cannabis.

In response to health concerns, including concerns about e-cigarette or vaping product use associated lung injury (“EVALI”) and about people under the age of eighteen using vaping products, several localities, states, and the federal government have enacted measures restricting the sale of certain types of vaping products. For example, on December 20, 2019, legislation was signed into law that raised the federal minimum age of sale for tobacco products from 18 to 21. As another example, on January 2, 2020, the United States Food and Drug Administration ("FDA") announced a new policy prioritizing enforcement against certain unauthorized flavored e-cigarette products that appeal to minors, including fruit and mint flavors, as well as of any other products that are targeted to minors. More recently, as discussed above, the FDA announced its intention to take enforcement measures related to ENDS products offered for sale after September 9, 2020 for which the manufacturer has not submitted a PMTA. Additionally, some state, provincial, and local governments have enacted or plan to enact laws and regulations that restrict the sale of certain types of vaping products. For example, several states and localities have implemented bans on certain flavored vaping products in an effort to reduce the appeal of such products to minors and some localities have banned the sale of nicotine vaping products entirely. Other states, including Arkansas, Maine, Utah, and Vermont have banned the sale of vaporizers direct to consumers through mail. These new vaping laws are rapidly shifting and, in some instances, have been repealed or narrowed as the result of successful legal challenges. Laws banning certain vaping products or restricting the manner in which they may be sold have taken effect or will soon take effect in Arkansas, Massachusetts, New York, New Jersey, Maryland, Rhode Island, Vermont, Utah and Maine among other jurisdictions. Taken together, these federal, state, and provincial restrictions on vaping products could materially and adversely affect our revenues. The ultimate impact of these policy developments will depend upon, among other things, the types and quantities of products we sell that are encompassed by each ban, the success of legal challenges to the bans, our suppliers' actions to adapt to actual and potential regulatory changes, and our ability to provide alternative products.

In addition, 28 states and the District of Columbia have recently adopted laws imposing taxes on liquid nicotine. Additionally, at least eleven states have adopted laws imposing taxes on vaporizers. These taxes will result in increased prices to end consumers, which may adversely impact the demand for our products. We expect these taxes would impact our competitors similarly, assuming their compliance with applicable laws.

Prevent All Cigarette Trafficking (PACT Act) Amendment

As part of the “Consolidated Appropriations Act, 2021,” Congress amended the Prevent All Cigarette Trafficking Act (“PACT Act") to apply to electronic nicotine delivery systems ("ENDS"), as that term is defined by the PACT Act. The PACT Act, among other things, prohibits the use of the U.S. Postal Service (“USPS”) to deliver ENDS. The PACT Act also requires that sellers of ENDS implement certain age verification measures for direct-to-consumer sales, register with the Bureau of Alcohol, Tobacco, Firearms and Explosives ("ATF") and the tobacco tax administrators of the states into which shipments are made, and file monthly reports demonstrating payment of applicable taxes. Additionally, possibly as a result of the PACT Act amendments, FedEx and UPS adopted policies banning the shipment of vaping products starting on March 1st, 2021 and April 5th, 2021, respectively. Substantial uncertainty exists regarding which products may not be shipped pursuant to the PACT Act and the policies of FedEx and UPS. In the event USPS determines that the mail ban applies broadly to all or almost all vaporizers, and FedEx and UPS continue to maintain restrictive shipping policies, our shipping costs will be adversely and materially impacted, and we could lose our ability to deliver products to customers in a timely and economical manner. We are unable to determine the extent of the impact to the business until further guidance and clarification is issued.

Despite the logistical and regulatory burdens created by the PACT Act and the carriers' policies, we believe we are well positioned in comparison to our competitors and may derive several advantages from the amended PACT Act. We already maintain the required state licensure and have a compliance infrastructure that is already being utilized to satisfy the PACT Act's requirements. In contrast, some of our competitors do not currently have the required licensure and may have to devote significant resources to achieve compliance with the PACT Act, if they can achieve compliance at all. Moreover, our shipping volumes enable us to obtain relatively favorable terms with private carriers who permit the shipment of ENDS. Additionally, our compliance and logistics capabilities also allow us to offer fulfillment services to companies that cannot or do not wish to directly ship ENDS to customers, potentially creating an additional revenue stream. Finally, we are well positioned to take advantage of other opportunities that may arise, including favorable acquisition valuations from companies that are unable to comply with the PACT Act and the ability to attract customers from competitors who cannot be able to ship vaporizers compliantly.
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
Results of Operations
The following table presents our operating results (unaudited):

	Three Months Ended June 30,					Six Months Ended June 30,
				% of net sales					% of net sales
($ in thousands)	2021	2020	% Change	2021	2020	2021	2020	% Change	2021	2020
Net sales:
United States	$30,694	$26,368	16.4%	88.4%	81.4%	$59,361	$53,498	11.0%	86.4%	80.7%
Canada	1,412	3,510	(59.8)%	4.1%	10.8%	3,973	7,915	(49.8)%	5.8%	11.9%
Europe	2,609	2,522	3.4%	7.5%	7.8%	5,390	4,855	11.0%	7.8%	7.3%
Total net sales	34,715	32,400	7.1%	100.0%	100.0%	68,724	66,268	3.7%	100.0%	100.0%
Cost of sales	26,944	25,583	5.3%	77.6%	79.0%	53,640	52,122	2.9%	78.1%	78.7%
Gross profit	7,771	6,817	14.0%	22.4%	21.0%	15,084	14,146	6.6%	21.9%	21.3%

Operating expenses:
Salaries, benefits and payroll taxes	5,596	6,121	(8.6)%	16.1%	18.9%	11,966	12,735	(6.0)%	17.4%	19.2%
General and administrative	7,116	6,426	10.7%	20.5%	19.8%	15,455	15,085	2.5%	22.5%	22.8%
Goodwill impairment charge	—	—	*	—%	—%	—	8,996	*	—%	13.6%
Depreciation and amortization	642	650	(1.2)%	1.8%	2.0%	1,186	1,360	(12.8)%	1.7%	2.1%
Total operating expenses	13,354	13,197	(1.2)%	38.5%	40.7%	28,607	38,176	25.1%	41.6%	57.7%
Loss from operations	(5,583)	(6,380)	12.5%	(16.1)%	(19.7)%	(13,523)	(24,030)	43.7%	(19.7)%	(36.4)%

Other income (expense), net:
Interest expense	(133)	(110)	20.9%	(0.4)%	(0.3)%	(249)	(220)	13.2%	(0.4)%	(0.3)%
Other income, net	(120)	186	(164.5)%	(0.3)%	0.6%	204	1,126	(81.9)%	0.3%	1.7%
Total other income, net	(253)	76	(432.9)%	(0.7)%	0.3%	(45)	906	(105.0)%	(0.1)%	1.4%
Loss before income taxes	(5,836)	(6,304)	7.4%	(16.8)%	(19.5)%	(13,568)	(23,124)	41.3%	(19.7)%	(35.0)%
Provision for (benefit from) income taxes	4	8	50.0%	—%	—%	(14)	(73)	80.8%	—%	(0.1)%
Net loss	(5,840)	(6,312)	7.5%	(16.8)%	(19.4)%	(13,554)	(23,051)	41.2%	(19.7)%	(34.9)%
Net loss attributable to non-controlling interest	(2,797)	(4,261)	34.4%	(8.1)%	(13.2)%	(6,255)	(16,539)	62.2%	(9.1)%	(25.0)%
Net loss attributable to Greenlane Holdings, Inc.	$(3,043)	$(2,051)	(48.4)%	(8.8)%	(6.2)%	$(7,299)	$(6,512)	(12.1)%	(10.6)%	(9.8)%
*Not meaningful

Net Sales
United States

Net sales in the United States for the three months ended June 30, 2021 were approximately $30.7 million, as compared to approximately $26.4 million in the same period in 2020. The year-over-year increase of $4.3 million, or 16.5% was due to a $4.9 million, or 35.0%, increase in B2B sales, a $1.4 million, or 45.0%, increase in Supply & Packaging sales; which, mitigated a decline in E-Commerce and Channel & Dropship sales of $1.6 million, or 36.5%, and $0.6 million, or 12.4%, respectively. For the six month ended June 30, 2021, revenues in the United States increased by $5.9 million, or 11.0% to $59.4 million, compared to $53.5 million for the six months ended June 20, 2020.

Core revenue for the United States for the three and six months ended June 30, 2021 grew to $30.3 million and $58.1 from $25.1 million and $49.7million for the same periods in 2020, representing increases of $5.2 million, or 20.8% and $8.4 million, or 16.9%. While nicotine sales decreased by $2.2 million and $5.4 million for the three and six months ended June 30, 2021, representing a 89.6%, and a 73.2% decrease, respectively.

In our United States segment, Greenlane Brands continue to perform well, with VIBES setting a quarterly sales revenue record of $2.9 million, representing a $2.1 million, or 261.5%, increase for Q2 2021 as compared to the same period in 2020. Total Greenlane Brand revenue in the United States for the three and six months ended June 30, 2021 was $8.7 million and $16.8 million as compared to $5.0 million and $11.9 million for the three and six months ended June 30, 2020, representing increases of $3.7 million, or 74.1% and $4.9 million, or 41.0%, respectively.

Canada

Net sales in Canada for the three and six months ended June 30, 2021 were approximately $1.4 million and $4.0 million, as compared to approximately $3.5 million and $7.9 million in the same periods in 2020, representing decreases of $2.1 million, or 59.8% and $3.9 million, or 49.3%. The decrease in sales was primarily driven by decreases in nicotine sales of $1.1 million or 99.5%, and $2.7 million or 77.8% in the three and six months ended June 30,2021 compared to the same periods in 2020; as part of our strategic shift away from low margin sales. In the second quarter of 2021, we also incurred inventory shortages and a decrease in sales from the May ERP implementation which caused business disruptions throughout the quarter, including a shut-down in operations over a 10-day period in May. As Canadian operations have since stabilized from the ERP implementation operational disruption, we expect a recovery in sales during Q3 and Q4 2021.
Europe

Net sales in Europe for the three and six months ended June 30, 2021 were approximately $2.6 million and $5.4 million, as compared to approximately $2.5 million and $4.9 million in the same periods of 2020, representing increases of $0.1 million or 3.4%, and $0.5 million, or 11.0%. The second quarter increase was primarily due to the increase of third-party marketplace website sales of $0.4 million or 388.8%, and a $0.2 million or 24.2%, growth in our B2B sales. For the second quarter of 2021, the growth in third-party marketplace website sales and B2B mitigated the $0.6 million or 43.4% decrease in E-Commerce sales arising web-development issues, third-party marketplace sales canalization and increased market competition. We continue to see growth in our Greenlane Brands overseas with European Greenlane Brand revenue for the three and six months ended June 30,2021 at $0.1 million and $0.3 million and compared to $0.1 million and $0.1 million for the three and six months ended June 30, 2020.

Cost of Sales and Gross Margin

Gross margin for the three months ended June 30, 2021, increased by 1.4% as compared to the same period in 2020, totaling 22.4% and 21.0%, respectively, while merchandise margin increased by 2.3%, resulting in a $0.6 million, or 7.4%, increase in merchandise gross profit. The improvements in merchandise margin were largely offset by a $0.9 million increase in inventory adjustments and a $0.5 million increase in customs duties and fees. On a year-to-date perspective, overall margin increased by 0.6%, from 21.3% to 21.9% also due to improvements in merchandise margins of 3.7%, resulting in a gain of S2.5 million but off-set by a $1.1 million increase in inventory adjustments and a $0.3 million increase in customs duties and fees.

Gross margin, or gross profit as a percentage of net sales, has been and will continue to be affected and fluctuate based upon a variety of factors, including the average mark-up over cost of our products, the mix of products sold, purchasing efficiencies, the level of sales for certain third-party brands which carry contractual profit sharing obligations and the potential impact on freight costs arising from passing of the PACT Act amendment noted under Regulatory Developments. Our products are sourced from suppliers who may use their own third-party manufacturers and our product costs and gross margins may be impacted by the product mix we sell in any given period. For example, our paper, cones and wrap, glass, and vaporizer products tend to have higher product margins than our nicotine or grinder products.
Salaries, Benefits and Payroll Taxes

For the three and six months ended June 30, 2021, salaries, benefits and payroll taxes decreased approximately $0.5 million, or 8.6% and $0.7 million or 6.0% , as compared to the same period in 2020 primarily due to a reduction in employee wages expense of $0.9 million. This reduction in wages expense is largely driven by a reduction in stock compensation expense of $0.5 million. Additionally, in the first quarter of 2021, the company converted to a bonus structure to replace commissions resulting in a net savings of $0.2 million in the second quarter on 2021 compared to the same time period in 2020.

As we continue to closely monitor the evolving business landscape, including the impacts of COVID-19 on our customers, vendors, and overall business performance, we remain focused on identifying cost-saving opportunities while delivering on our strategy to recruit, train, promote and retain the most talented and success-driven personnel in the industry. In light of the merger, management is continuing to explore opportunities in 2021 to further reduce salary expenses and other operating expenses.

General and Administrative Expenses
For the three and six months ended June 30, 2021, general and administrative expenses increased approximately $0.7 million, or 10.7%, and $0.4 million, or 2.5%, as compared to the same period in 2020. The increases were primarily driven by (i) a $1.5 million increase in M&A expenses incurred with respect to the upcoming merger with KushCo, (ii) a $0.8 million increase in IT subcontracted services associated with various system implementations; and were offset by a gain related to our indemnification asset, which became probable of recovery, of approximately $1.7 million.
Depreciation and Amortization Expenses
For the three and six months ended June 30, 2021, depreciation and amortization expense remained relatively flat decreasing by less than $0.1 million or 1.2% and $0.2 million or 12.8% as compared to the same period in 2020. The slight decrease in depreciation and amortization expense is due to fewer fixed assets on the balance sheet during the three months ended June 30, 2021 primarily as a result of fixed asset dispositions spurned by our distribution center consolidation initiative in 2020.
Other Income (Expense), Net
Other income (expense), net decreased by approximately $0.3 million for the three months ended June 30, 2021 as compared to the same period in 2020, primarily due to a gain of approximately $0.6 million recognized in the prior year for the change in fair value of contingent consideration payable to the sellers of Conscious Wholesale.
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
The provision for and benefit from income taxes for the three and six months ended June 30, 2021 and 2020, respectively, relates to taxes in foreign jurisdictions, including Canada and the Netherlands.

During the second quarter of 2021, management performed an assessment of the realizability of our deferred tax assets based upon which management determined that it is not more likely than not that the results of operations will generate sufficient taxable income to realize portions of the net operating loss benefits. Consequently, we established a full valuation allowance against our deferred tax assets, thus reducing the carrying balance to $0. In the event that management determines that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance will be made which would reduce the provision for income taxes.

Key Metrics and Non-GAAP Financial Measures
We monitor the following key metrics to help us measure and evaluate the effectiveness of our operations, develop financial forecasts, and make strategic decisions:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Net sales	$34,715	$32,400	$68,724	$66,268
Period-over-period change	7.1%	(38.9)%	3.7%	(35.6)%
Net cash provided by (used in) operations	$99	$(1,316)	$(15,158)	$(2,413)
Adjusted net loss (1)	$(4,219)	$(5,121)	$(9,738)	$(11,519)
Adjusted EBITDA (1)	$(3,693)	$(4,277)	$(8,894)	$(10,876)

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

The reconciliation of our Net Loss to Adjusted Net Loss for each of the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net loss	$(5,840)	$(6,312)	$(13,554)	$(23,051)
EU VAT indemnification allowance adjustment [1]	$(1,071)	$—	$(1,692)	$—
System implementation and website-development expenses [3]	$723	$44	$1,024	$108
Restructuring expenses [4]	$—	$256	$247	$364
Equity-based compensation expense	$421	$891	$950	$1,161
Legal and professional fees related to M&A transactions [5]	$1,548	$—	$3,287	$903
Goodwill impairment charge [6]	$—	$—	$—	$8,996
Adjusted net loss	$(4,219)	$(5,121)	$(9,738)	$(11,519)

The reconciliation of our Net Loss to Adjusted EBITDA for each of the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net loss (income)	$(5,840)	$(6,312)	$(13,554)	$(23,051)
EU VAT indemnification allowance adjustment [1]	(1,071)	—	$(1,692)	$—
Other (expense) income, net [2]	(253)	(186)	$(577)	$(1,126)
Provision for (benefit from) income taxes	4	8	$(14)	$(73)
Interest expense	133	110	$249	$220
System implementation and website-development expenses [3]	723	44	$1,024	$108
Restructuring expenses [4]	—	256	$247	$364
Equity-based compensation expense	421	891	$950	$1,161
Depreciation and amortization	642	650	$1,186	$1,360
Legal and professional fees related to M&A transactions [5]	1,548	—	$3,287	$903
One-time early termination fee on operating lease in connection with moving to a centralized distribution center model	—	262	$—	$262
Goodwill impairment charge [6]	—	—	—	$8,996
Adjusted EBITDA	$(3,693)	$(4,277)	$(8,894)	$(10,876)

(1)Adjustment to reserve allowance for indemnification receivable from ARI's sellers primarily due to decrease of outstanding payable resulting from lower-than-expected interest and penalties.
(2)Includes rental and interest income and other miscellaneous income.
(3)Includes non-recurring expenses related to multiple software implementations, including the ERP implementation; along with non-recurring website development expenses.
(4)Severance related to European reduction in force and one-time termination fee for Visalia lease.
(5)Non-recurring M&A legal and other professional services costs relating to the KushCo merger.
(6)Impairment expense recognized on our United States reporting unit's goodwill.
Liquidity and Capital Resources
Our primary requirements for liquidity and capital are working capital, debt service related to recent acquisitions and potential future acquisitions and general corporate needs. Our primary sources of liquidity are our cash on hand and the cash flow that we generate from our operations. As of June 30, 2021, we had approximately $11.6 million of cash, of which $1.8 million was held in foreign bank accounts, and approximately $36.4 million of working capital, which is calculated as current assets minus current liabilities, as compared to approximately $30.4 million of cash, of which $2.3 million was held in foreign bank accounts, and approximately $54.2 million of working capital as of December 31, 2020. The repatriation of cash balances from our foreign subsidiaries could have adverse tax impacts or be subject to capital controls; however, these balances are generally available to fund the ordinary business operations of our foreign subsidiaries without legal or other restrictions.
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

We believe that our cash on hand combined with our ability to access the capital markets will be sufficient to fund our working capital and capital expenditure requirements, as well as our debt repayments and other liquidity requirements associated with our existing operations, for at least the next 12 months. On August 2, 2021, the Company’s registration statement on Form S-3 was declared effective by the Securities and Exchange Commission. The registration statement registers $200 million of equity securities of the Company. As described in Note 13-Subsequent Events to the accompanying consolidated financial statements, on August 2, 2021, we commenced a $50 million at-the-market equity offering program

(“ATM Program”) pursuant to which we may issue shares of our Class A common stock from time to time. To the extent that we sell shares of Class A common stock under the ATM Program, we expect to use the proceeds of such sales to fund potential business acquisitions and for general corporate and working capital purposes. Furthermore, we have approximately $11.8 million in additional availability under our registration statement on Form S-3 and will seek to raise equity capital from time to time opportunistically and as capital needs arise and market conditions permit.

In addition, as described in Note 13-Subsequent Events, on August 11, 2021, we completed a public offering of 4,200,000 shares of Class A common stock, 5,926,583 pre-funded warrants to purchase shares of Class A common stock and 6,075,950 standard warrants to purchase shares of Class A common stock for net proceeds of approximately $29.9 million.

Our opinions concerning liquidity are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity could be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors” in Item 1A of our Form 10-Q for the quarter ended March 31, 2021 and in our Annual Report on Form 10-K for the year ended December 31, 2020. Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on terms favorable to us, or at all.
Cash Flows
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q:

	Six Months Ended June 30,
(in thousands)	2021	2020
Net cash used in operating activities	$(15,158)	$(2,413)
Net cash used in investing activities	(3,590)	(3,088)
Net cash used in financing activities	(292)	(254)
Net Cash Used in Operating Activities
During the six months ended June 30, 2021, net cash used in operating activities of approximately $15.2 million consisted of (i) net loss of $13.6 million, offset by non-cash adjustments to net loss of approximately $0.6 million, including stock-based compensation expense of approximately $1.0 million, depreciation and amortization expense of approximately $0.5 million, and a reversal on the allowance of an indemnification receivable of approximately $1.7 million, and (ii) $2.2 million cash used in working capital primarily driven by decreases in accounts payable and accrued expenses of approximately $13.7 million, offset by decreases in accounts receivable, inventories, vendor deposits and other current assets of approximately $11.5 million, which included the collection of an indemnification asset of approximately $0.9 million, and the reduction of our VAT receivable balance upon the collection of a refund from the Dutch tax authorities of approximately $4.1 million.
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

Net Cash Used in Investing Activities
During the six months ended June 30, 2021, we used approximately $0.3 million of cash for the purchase of intangible assets, and $1.5 million for capital expenditures, including development costs for our new enterprise resource planning system, offset by proceeds from the sale of assets held for sale of approximately $0.7 million. Additionally, we used approximately $2.4 million of cash for the acquisition of Eyce LLC.
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
Net Cash Used in Financing Activities

During the six months ended June 30, 2021, net cash used in financing activities primarily consisted of approximately $0.2 million in payments on other long-term liabilities, notes payable and finance lease obligations, $0.2 million in distributions, offset by $0.1 million of cash proceeds from the exercise of stock options.
During the six months ended June 30, 2020, net cash used in financing activities primarily consisted of approximately $0.3 million in payments on other long-term liabilities, notes payable and finance lease obligations.
Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.
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
Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described in Item 9A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2020, which have not yet been remediated as of June 30, 2021.

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

As previously disclosed, in 2020, we began a multi-year implementation of a new enterprise resource planning (“ERP”) system, which will replace our existing core financial systems, and which we expect will be completed during 2021 or early 2022. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures, based upon which, management expects to focus its allocation of organizational resources to ensure the successful implementation of the new ERP system, including as it relates to designing and implementing effective control activities. Conversely, management expects that additional efforts related to re-designing user access roles and permissions in the existing ERP system, which is expected to be decommissioned in 2021, will be limited. Based on these considerations, and subject to management’s ongoing assessment, we do not expect that the previously reported material weaknesses related to ineffective user access controls will be considered remediated until we complete the implementation of our new ERP system. Furthermore, to remediate the previously identified material weaknesses, management will: (i) implement enhancements to company-wide risk assessment processes, (ii) enhance the Company's review and sign-off procedures for IT implementations, (iii) train responsible staff and supplement staff, (iv) supplement internal resources with third-party consultants, (v) enhance process and control documentation, and (vi) clearly identify and communicate individual employee responsibilities. We are also continuing to evaluate additional controls and procedures that may be required to remediate the previously identified material weaknesses. We cannot provide assurances that the previously reported material weaknesses will be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

As mentioned under "Material Weaknesses Remediation Plan and Status", in 2020 we began a multi-year implementation of a new ERP system, which will replace our existing core financial systems. The ERP system is designed to accurately maintain the Company’s financial records, enhance the flow of financial information, improve data management and provide timely information to our management team. During the quarter ended June 30, 2021, we substantially completed the implementation of the new ERP system for our Canadian subsidiary, which included changes to our financial close processes, procedures and internal controls over financial reporting.

Other than the implementation of the new ERP system for our Canadian subsidiary as described above, there were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As the phased implementation of the new ERP system progresses, we expect to continue to change certain processes and procedures which, in turn, are expected to result in changes to our internal control over financial reporting. As such changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see Note 7 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
Except as set forth below, there have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.
Risk Factor Related to our Business

The implementation of new our ERP system could create significant disruptions to our business.

As previously disclosed, in 2020, we began a multi-year implementation of a new enterprise resource planning (“ERP”) system, which will replace our existing core financial systems. Implementing a new ERP system is a complicated and resource-intensive project. While we anticipate substantially completing the implementation in 2021, we could face delays. Additionally, given the complexity of the ERP implementation, our new ERP system may not have complete functionality at implementation and it may not function as intended. For example, the rollout of our new ERP system in our Canadian subsidiary caused substantial disruptions for that subsidiary, including a 10-day hiatus in being able to process and ship customer orders. If the implementation of our new ERP system in the United States and Europe is delayed, or the ERP system does not work as intended, we could face substantial disruptions to our operations and our financial performance may be adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
On April 2, 2021, we issued an aggregate of 587,625 shares of Class A common stock in exchange for 1,762,875 shares of Class C common stock and 587,625 Common Units of the Operating Company pursuant to the terms of our Charter and the Operating Agreement.
On June 23, 2021, we issued an aggregate of 7,180 shares of Class A common stock in exchange for an equivalent number of shares of Class B common stock and Common Units of the Operating Company pursuant to the terms of our Charter and the Operating Agreement.
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

GREENLANE HOLDINGS, INC.

Date: August 16, 2021	By:	/s/ William Mote
Chief Financial Officer