Form 10-Q
period 2021-09-30
Greenlane Holdings, Inc.
filed 2021-11-15
CIK 1743745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of November 11, 2021, Greenlane Holdings, Inc. had 80,467,462 shares of Class A common stock outstanding and 21,800,270 shares of Class B common stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share amounts)

	September 30, 2021	December 31, 2020
ASSETS	(Unaudited)
Current assets
Cash	$13,215	$30,435
Accounts receivable, net of allowance of $982 and $1,084 at September 30, 2021 and December 31, 2020, respectively	15,213	6,330
Inventories, net	61,545	36,064
Vendor deposits	18,962	11,289
Assets held for sale	75	1,073
Other current assets (Note 8)	11,011	10,892
Total current assets	120,021	96,083

Property and equipment, net	19,627	12,201
Intangible assets, net	80,216	5,945
Goodwill	32,862	3,280
Operating lease right-of-use assets	9,668	3,104
Other assets	4,404	2,037
Total assets	$266,798	$122,650

LIABILITIES
Current liabilities
Accounts payable	$16,607	$18,405
Accrued expenses and other current liabilities (Note 8)	22,902	19,572
Customer deposits	6,517	2,729
Current portion of operating leases	2,977	966
Current portion of finance leases	180	184
Total current liabilities	49,183	41,856

Notes payable, less current portion and debt issuance costs, net	8,698	7,844
Operating leases, less current portion	7,047	2,524
Finance leases, less current portion	191	205
Other liabilities	1,487	964
Total long-term liabilities	17,423	11,537
Total liabilities	66,606	53,393

Commitments and contingencies (Note 7)

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share, 600,000 shares authorized as of September 30, 2021 and 125,000 shares authorized as of December 31, 2020; 79,807 shares issued and outstanding as of September 30, 2021; 13,322 shares issued and outstanding as of December 31, 2020	798	133
Class B common stock, $0.0001 par value per share, 30,000 shares authorized as of September 30, 2021 and 10,000 shares authorized as of December 31, 2020; 21,850 and 3,491 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	2	1
Class C common stock, $0.0001 par value per share, 0 shares authorized as of September 30, 2021 and 100,000 shares authorized as of December 31, 2021; 0 and 76,039 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	8
Additional paid-in capital	222,107	39,742
Accumulated deficit	(48,628)	(24,848)
Accumulated other comprehensive income	92	29
Total stockholders’ equity attributable to Greenlane Holdings, Inc.	174,371	15,065
Non-controlling interest	25,821	54,192
Total stockholders’ equity	200,192	69,257
Total liabilities and stockholders’ equity	$266,798	$122,650

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$41,314	$35,764	$110,038	$102,032
Cost of sales	41,192	33,297	94,832	85,419
Gross profit	122	2,467	15,206	16,613
Operating expenses:
Salaries, benefits and payroll taxes	11,192	5,010	23,158	17,745
General and administrative	15,430	10,673	30,885	25,758
Goodwill impairment charge	—	—	—	8,996
Depreciation and amortization	1,199	599	2,385	1,959
Total operating expenses	27,821	16,282	56,428	54,458
Loss from operations	(27,699)	(13,815)	(41,222)	(37,845)
Other (expense) income, net:
Interest expense	(119)	(115)	(368)	(335)
Other (expense) income, net	(894)	357	(690)	1,483
Total other (expense) income, net	(1,013)	242	(1,058)	1,148
Loss before income taxes	(28,712)	(13,573)	(42,280)	(36,697)
Provision for (benefit from) income taxes	3	220	(11)	147
Net loss	(28,715)	(13,793)	(42,269)	(36,844)
Less: Net loss attributable to non-controlling interest	(12,434)	(9,300)	(18,689)	(25,839)
Net loss attributable to Greenlane Holdings, Inc.	$(16,281)	$(4,493)	$(23,580)	$(11,005)

Net loss attributable to Class A common stock per share - basic and diluted (Note 9)	$(0.41)	$(0.35)	$(0.98)	$(0.95)
Weighted-average shares of Class A common stock outstanding - basic and diluted (Note 9)	39,735	12,798	24,061	11,559

Other comprehensive income (loss):
Foreign currency translation adjustments	(147)	285	(59)	130
Unrealized gain (loss) on derivative instrument	52	35	256	(525)
Comprehensive loss	(28,810)	(13,473)	(42,072)	(37,239)
Less: Comprehensive loss attributable to non-controlling interest	(12,479)	(9,066)	(18,556)	(26,152)
Comprehensive loss attributable to Greenlane Holdings, Inc.	$(16,331)	$(4,407)	$(23,516)	$(11,087)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2020	13,322	$133	3,491	$1	76,039	$8	$39,742	$(24,848)	$29	$54,192	$69,257
Net loss	—	—	—	—	—	—	—	(4,256)	—	(3,458)	(7,714)
Equity-based compensation	226	2	—	—	—	—	180	—	—	324	506
Other comprehensive income	—	—	—	—	—	—	—	—	18	31	49
Issuance of Class A common stock for Eyce acquisition	426	4	—	—	—	—	2,001	—	—	—	2,005
Exchanges of noncontrolling interest for Class A common stock	2,368	24	(1,043)	—	(3,975)	(1)	5,774	—	—	(5,797)	—
Cancellation of Class B common stock due to forfeitures	—	—	(5)	—	—	—	8	—	—	(8)	—
Balance, March 31, 2021	16,342	163	2,443	1	72,064	7	47,705	(29,104)	47	45,284	64,103
Net loss	—	—	—	—	—	—	—	(3,043)	—	(2,797)	(5,840)
Equity-based compensation	(26)	—	—	—	—	—	161	—	—	246	407
Exchanges of noncontrolling interest for Class A common stock	595	6	(7)	—	(1,763)	—	977	—	—	(983)	—
Exercise of Class A common stock options	32	—	—	—	—	—	112	—	—	—	112
Member distributions	—	—	—	—	—	—	—	(200)	—	—	(200)
Other comprehensive income	—	—	—	—	—	—	—	—	96	147	243
Balance, June 30, 2021	16,943	169	2,436	1	70,301	7	48,955	(32,347)	143	41,897	58,825
Net loss	—	—	—	—	—	—	—	(16,281)	—	(12,434)	(28,715)
Equity-based compensation	(10)	—	—	—	—	—	2,036	—	—	1,772	3,808
Exchanges of noncontrolling interest for Class A common stock	4,019	40	(4,020)	(1)	—	—	5,331	—	—	(5,370)	—
Exercise of Class A common stock options and warrants	5,974	60	—	—	—	—	96	—	—	—	156
Conversion of Class C common stock	—	—	23,434	2	(70,301)	(7)	5	—	—	—	—
Issuance of Class A common stock, net of costs	52,871	529	—	—	—	—	165,684	—	—	—	166,213
Other comprehensive loss	—	—	—	—	—	—	—	—	(51)	(44)	(95)
Balance, September 30, 2021	79,797	$798	21,850	$2	—	$—	$222,107	$(48,628)	$92	$25,821	$200,192

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2019	9,812	$98	5,975	$1	77,791	$8	$32,108	$(9,727)	$(72)	$91,848	$114,264
Net loss	—	—	—	—	—	—	—	(4,461)	—	(12,278)	(16,739)
Equity-based compensation	—	—	—	—	—	—	64	—	—	206	270
Other comprehensive loss	—	—	—	—	—	—	—	—	(267)	(853)	(1,120)
Issuance of Class A common stock	480	5	—	—	—	—	1,496	—	—	—	1,501
Cancellation of Class B common stock due to forfeitures	—	—	(105)	—	—	—	223	—	—	(223)	—
Joint venture consolidation	—	—	—	—	—	—	—	—	—	189	189
Balance, March 31, 2020	10,292	103	5,870	1	77,791	8	33,891	(14,188)	(339)	78,889	98,365
Net loss	—	—	—	—	—	—	—	(2,051)	—	(4,261)	(6,312)
Equity-based compensation	—	—	—	—	—	—	220	—	—	672	892
Issuance of Class A common stock for the acquisition of Conscious Wholesale	171	2	—	—	—	—	485	—	—	—	487
Cancellation of Class B common stock due to equity-based compensation award forfeitures	—	—	(6)	—	—	—	9	—	—	(9)	—
Exchange of noncontrolling interest for Class A common stock	2,140	21	(2,140)	—	—	—	3,896	—	—	(3,917)	—
Other comprehensive income	—	—	—	—	—	—	—	—	99	306	405
Balance, June 30, 2020	12,603	126	3,724	1	77,791	8	38,501	(16,239)	(240)	71,680	93,837
Net loss	—	—	—	—	—	—	—	(4,493)	—	(9,300)	(13,793)
Equity-based compensation	—	—	—	—	—	—	(298)	—	—	(682)	(980)
Issuance of Class A common stock	35	1	—	—	—	—	75	—	—	—	76
Cancellation of Class B Common Stock related to equity-based compensation award forfeitures	—	—	(133)	—	—	—	221	—	—	(221)	—
Redemption of Common Units for Class A common stock	434	4	—	—	(1,302)	—	695	—	—	(699)	—
Other comprehensive income	—	—	—	—	—	—	—	—	86	234	320
Balance, September 30, 2020	13,072	$131	3,591	$1	76,489	$8	$39,194	$(20,732)	$(154)	$61,012	$79,460
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss (including amounts attributable to non-controlling interest)	(42,269)	$(36,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,385	1,959
Equity-based compensation expense	4,762	182
Goodwill impairment charge	—	8,996
Change in fair value of contingent consideration	755	(719)
Change in provision for doubtful accounts	318	766
Gain (loss) related to indemnification asset	(1,692)	2,200
Loss on disposal of assets	206	569
Other	327	242
Changes in operating assets and liabilities, net of the effect of acquisitions:
(Increase) decrease in accounts receivable	(2,092)	886
Decrease in inventories	9,723	6,140
(Increase) decrease in vendor deposits	(661)	2,543
Decrease (increase) in other current assets	9,985	(6,217)
(Decrease) increase in accounts payable	(7,673)	6,653
(Decrease) increase in accrued expenses	(5,957)	9,558
(Decrease) in customer deposits	(145)	(670)
Net cash used in operating activities	(32,028)	(3,756)
Cash flows from investing activities:
Purchase consideration paid for acquisitions, net of cash acquired	(12,284)	(1,841)
Purchase of property and equipment, net	(2,327)	(1,438)
Proceeds from sale of assets held for sale	675	—
Purchase of intangible assets	(320)	(300)
Net cash used in investing activities	(14,256)	(3,579)
Cash flows from financing activities:
Member distributions	(200)	—
Proceeds from issuance of Class A common stock, net of costs	29,539	—
Proceeds from exercise of stock options and warrants	268	—
Repayments of notes payable	(414)	(145)
Other	(322)	(165)
Net cash provided by (used in) financing activities	28,871	(310)
Effects of exchange rate changes on cash	193	(135)
Net decrease in cash	(17,220)	(7,780)
Cash, as of beginning of the period	30,435	47,773
Cash, as of end of the period	$13,215	$39,993

Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,093	$1,193
Lease liabilities arising from obtaining finance lease assets	$119	$272
Lease liabilities arising from obtaining operating lease right-of-use assets, net of the effect of acquisitions	$—	$331
Non-cash investing and financing activities:
Non-cash purchases of property and equipment	$381	$—
Issuance of Class A common stock for acquisitions	$125,496	$1,988
Issuance of warrants and stock options for acquisition	$13,182	$—
Issuance of promissory note for acquisition	$2,503	$—
Issuance of contingent consideration for acquisition	$1,828	$—
Decrease in non-controlling interest as a result of exchanges for Class A common stock	$(12,150)	$(4,616)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BUSINESS OPERATIONS AND ORGANIZATION
Organization
Greenlane Holdings, Inc. (“Greenlane” and, collectively with the Operating Company (as defined below) and its consolidated subsidiaries, the “Company”, "we", "us", and "our") was formed as a Delaware corporation on May 2, 2018. We are a holding company that was formed for the purpose of completing an underwritten initial public offering (“IPO”) of shares of our Class A common stock , $0.01 par value per share (the “Class A common stock”), in order to carry on the business of Greenlane Holdings, LLC (the “Operating Company”). The Operating Company was organized under the laws of the state of Delaware on September 1, 2015, and is based in Boca Raton, Florida. Unless the context otherwise requires, references to the “Company” refer to us, and our consolidated subsidiaries, including the Operating Company.
We are the sole manager of the Operating Company and our principal asset is Common Units of the Operating Company (“Common Units”). As the sole manager of the Operating Company, we operate and control all of the business and affairs of the Operating Company, and we conduct our business through the Operating Company and its subsidiaries. We have a board of directors and executive officers, but no employees. All of our assets are held and all of the employees are employed by the Operating Company.
We have the sole voting interest in, and control the management of, the Operating Company, and we have the obligation to absorb losses of, and receive benefits from, the Operating Company, that could be significant. We determined that the Operating Company is a variable interest entity (“VIE”) and that we are the primary beneficiary of the Operating Company. Accordingly, pursuant to the VIE accounting model, beginning in the fiscal quarter ended June 30, 2019, we consolidated the Operating Company in our consolidated financial statements and reported a non-controlling interest related to the Common Units held by the members of the Operating Company (other than the Common Units held by us) on our consolidated financial statements.

On August 31, 2021, we completed our previously announced merger with KushCo Holdings, Inc. ("KushCo") and have included the results of operations of KushCo in our condensed consolidated statements of operations and comprehensive loss from that date forward. As such, the KushCo financial information included in our condensed consolidated financial statements for the three and nine months ended September 30, 2021 is for the period commencing on August 31, 2021 (the date of the closing of the merger) through September 30, 2021. Immediately following the merger with KushCo, stockholders that held Class A common stock prior to the completion of the merger owned 51.9% and former KushCo stockholders owned 48.1% of the equity of the combined company on a fully diluted basis. In connection with the merger with KushCo, the Greenlane Certificate of Incorporation was amended and restated (the “A&R Charter”) in order to (i) increase the number of authorized shares of Greenlane Class B common stock, $0.0001 par value per share (the “Class B Common stock”), from 10,000,000 shares to 30,000,000 shares in order to effect the conversion of each outstanding share of Class C common stock, $0.0001 par value per share (the “Class C common stock”), into one-third of one share of Class B common stock, (ii) increase the number of authorized shares of Class A common stock from 125,000,000 shares to 600,000,000 shares, and (iii) eliminate references to the Class C common stock. Pursuant to the terms of an Agreement and Plan of Merger, dated as of March 31, 2021 (the "Merger Agreement") with KushCo, immediately prior to the consummation of the business combination, holders of Class C common stock received one-third of one share of Class B common stock for each share of Class C common stock held immediately prior to the closing of the merger. For further information about the merger with KushCo, see "Note 3 - Business Acquisitions."
We merchandise premium cannabis accessories, child-resistant packaging, specialty vaporization solutions and lifestyle products in the United States, Canada and Europe, serving a diverse and expansive customer base with more than 8,000 retail locations, including licensed cannabis dispensaries, smoke shops, and specialty retailers. We distribute to multi-state operators ("MSOs"), licensed producers ("LPs"), other retailers and brands through wholesale operations under our Industrial Goods division, and to consumers through both wholesale operations as well as e-commerce activities and our retail stores under our Consumer Goods division.
Our corporate structure is commonly referred to as an “Up-C” structure. The Up-C structure allows the members of the Operating Company to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership, or “pass-through” entity. One of these benefits is that future taxable income of the Operating Company that is allocated to its members will be taxed on a flow-through basis and therefore will not be subject to corporate taxes at the Operating Company entity level. Additionally, because the members may redeem their Common Units for shares of Class A common stock on a one-for-one basis or, at our option, for cash, the Up-C structure also provides the members with potential liquidity that holders of non-publicly traded limited liability companies are not typically afforded.

In connection with our initial public offering, we entered into a Tax Receivable Agreement (the “TRA”) with the Operating Company and the Operating Company’s members and a Registration Rights (the “Registration Rights Agreement”) with the Operating Company’s members.The TRA provides for the payment by us to the Operating Company’s members of 85.0% of the amount of tax benefits, if any, that we may actually realize (or in some cases, are deemed to realize) as a result of (i) the step-up in tax basis in our share of the Operating Company's assets resulting from the redemption of Common Units under the mechanism described above and (ii) certain other tax benefits attributable to payments made under the TRA. Pursuant to the Registration Rights Agreement, we have agreed to register the resale of shares of Class A common stock that are issuable to the Operating Company’s members upon redemption or exchange of their Common Units.

The A&R Charter and the Third Amended and Restated Operating Agreement of the Operating Company (the “Operating Agreement”) require that (a) we at all times maintain a ratio of one Common Unit owned by us for each share of our Class A common stock issued by us (subject to certain exceptions), and (b) the Operating Company at all times maintains (i) a one-to-one ratio between the number of shares of our Class A common stock issued by us and the number of Common Units owned by us, and (ii) a one-to-one ratio between the number of shares of our Class B common stock owned by the non-founder members of the Operating Company and the number of Common Units owned by the non-founder members of the Operating Company.
The following table sets forth the economic and voting interests of our common stock holders as of September 30, 2021:

Class of Common Stock (ownership)	Total Shares (1)	Class A Shares (as converted) (2)	Economic Ownership in the Operating Company (3)	Voting Interest in Greenlane (4)	Economic Interest in Greenlane (5)
Class A	79,806,834	79,806,834	78.5%	78.5%	100.0%
Class B	21,850,270	21,850,270	21.5%	21.5%	—%
Total	101,657,104	101,657,104	100.0%	100.0%	100.0%

(1) Represents the total number of outstanding shares for each class of common stock as of September 30, 2021.
(2) Represents the number of shares of Class A common stock that would be outstanding assuming the exchange of all outstanding shares of Class B common stock upon redemption of all related Common Units. Shares of Class B common stock would be canceled, without consideration, on a one-to-one basis pursuant to the terms and subject to the conditions of the Operating Agreement.

(3) Represents the indirect economic interest in the Operating Company through the holders' ownership of common stock.
(4) Represents the aggregate voting interest in us through the holders' ownership of common stock. Each share of Class A common stock and Class B common stock entitles its holder to one vote per share on all matters submitted to a vote of our stockholders.
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

The condensed consolidated results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021, or any other future annual or interim period. Certain reclassifications have been made to prior year amounts or balances to conform to the presentation adopted in the current year.

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

Update on COVID-19

On March 11, 2020, the World Health Organization recognized the novel coronavirus ("COVID-19") as a global pandemic, prompting many national, regional, and local governments, including those in the markets that the Company operates in, to implement preventative or protective measures, such as travel and business restrictions, temporary store closures, and wide-sweeping quarantines and stay-at-home orders. As a result, COVID-19 significantly curtailed global economic activity, including in the industries in which we operate.

While the U.S. has recently seen a decline in new cases and states are loosening their shutdown and social distancing protocols, resulting in a wide reopening of adult recreational use and medical stores as well as other retail stores that the Company sells to, our sources of revenue continue to be affected by COVID-19, especially with the rise of new variants.

We continue to be impacted by business and supply chain disruptions resulting from the COVID-19 pandemic. In particular, the pandemic has resulted in increased air freight costs incurred by us, as well as general difficulties in securing space on incoming freight from international vendors in order to make room for essential items. We continue to experience unexpected and uncontrollable delays with our international supply shipments due to a significant increase in shipments to U.S. ports, less cargo being shipped by air, and a general shortage of containers. We, along with many other importers of goods across all industries, continue to experience severe congestion and extensive wait times for carriers at ports across the United States. While we have been working diligently with our network of freight partners and suppliers to expedite delivery dates and provide solutions to reduce further impact and delays, we are unable to determine the full impact of these delays as they are outside our control. Additionally, the Occupational Safety and Health Administration introduced a rule requiring certain employers to mandate vaccinations or conduct weekly COVID-19 test on unvaccinated employees. These requirements could result in employee attrition if employees choose not to provide proof of vaccination or submit to COVID-19 testing.

Overall, while we are continuing to navigate the financial, operational, and personnel challenges presented by the COVID-19 pandemic, the full extent of its impact on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic, the potential uncertainty related to and proliferation of new strains, and related actions taken by the U.S., international and state and local governments to prevent the spread of disease, all of which are uncertain, outside our control, and cannot be predicted at this time.

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

We recognized no goodwill impairment charges during the three and nine months ended September 30, 2021. See "Note 3—Business Acquisitions" for discussion of goodwill recognized during 2021 related to the Eyce LLC acquisition and KushCo merger. The assignment of goodwill recognized from the KushCo merger to reporting units has not yet been completed as of the date of these financial statements. We expect to make a determination relating to the application of the segment reporting disclosure requirements applicable to KushCo during the fourth quarter of 2021.

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

Our performance obligations for services are satisfied when the services are rendered within the arranged service period. Service revenue was de minimis for the three and nine months ended September 30, 2021 and 2020.

Beginning with the first quarter of 2020, we entered into a limited number of bill-and-hold arrangements. Each bill-and-hold arrangement is reviewed and revenue is recognized only when certain criteria have been met: (i) the customer has requested delayed delivery and storage of the products by us, in exchange for a storage fee, because they want to secure a supply of the products but lack storage space, (ii) the risk of ownership has passed to the customer, (iii) the products are segregated from our other inventory items held for sale, (iv) the products are ready for shipment to the customer, and (v) the products are customized and thus we do not have the ability to use the products or direct them to another customer. Revenue under bill-and-hold arrangements was $0.2 million and $0.5 million for the three and nine months ended September 30, 2021, respectively, and $0.5 million and $1.5 million for the three and nine months ended September 30, 2020, respectively. Storage fees charged to customers for bill-and-hold arrangements are recognized as invoiced. Such fees were not significant for the three and nine months ended September 30, 2021 and 2020.

For certain product offerings such as premium, patented, child-resistant packaging, closed-system vaporization solutions and custom-branded retail products, we may receive a deposit from the customer (generally 25% - 50% of the total order cost, but the amount can vary by customer contract) when an order is placed by a customer. We typically complete these orders within one to six months from the date of order, depending on the complexity of the customization and the size of the order, but the completion timeline can vary by product type and terms of sales with each customer. See “Note 8—Supplemental Financial Statement Information” for a summary of changes to our customer deposits liability balance during the nine months ended September 30, 2021.

We estimate product returns based on historical experience and record them as a refund liability that reduces the net sales for the period. We analyze actual historical returns, current economic trends and changes in order volume when evaluating the adequacy of our sales returns allowance in any reporting period. Our liability for returns, which is included within "Accrued expenses and other current liabilities" in our condensed consolidated balance sheets, was approximately $1.1 million and $0.8 million as of September 30, 2021 and December 31, 2020, respectively. The recoverable cost of merchandise estimated to be returned by customers, which is included within "Other current assets" in our condensed consolidated balance sheets, was approximately $0.2 million as of September 30, 2021 and December 31, 2020.

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

No single customer represented more than 10% of our net sales for the three and nine months ended September 30, 2021 and 2020. As of September 30, 2021, only one customer customer represented more than 10% of our accounts receivable balance, totaling 15% of the net, accounts receivable balance.
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

We performed an analysis of the VAT overpayments to the Dutch tax authorities, which we expect will be refunded to us, and VAT payable to other EU member states, including potential fines and penalties. Based on this analysis, we recorded VAT payable of approximately $3.1 million and $9.9 million within "Accrued expenses and other current liabilities" and VAT receivable of approximately $0.1 million and $4.4 million within "Other current assets" in our condensed consolidated balance sheet as of September 30, 2021 and December 31, 2020, respectively.

We established VAT receivables in jurisdictions where VAT paid exceeds VAT collected and are recoverable through the filing of refund claims. Our VAT receivable balance as of September 30, 2021 and December 31, 2020 relates to refund claims with the Dutch tax authorities. In April 2021, we received a refund from the Dutch tax authorities of approximately $4.1 million.

Pursuant to the purchase and sale agreement by which we acquired our European subsidiaries, the sellers are required to indemnify us against certain specified matters and losses, including any and all liabilities, claims, penalties and costs incurred or sustained by us in connection with non-compliance with tax laws in relation to activities of the sellers. The indemnity (or indemnification receivable) is limited to an amount equal to the purchase price under the purchase and sale agreement. As of September 30, 2021 and December 31, 2020, we recognized an indemnification asset of approximately $0.1 million and $0.9 million within "Other current assets" using the loss recovery model. We were beneficiaries of a bank guarantee in the amount of approximately $0.9 million for claims for which we are entitled to indemnification under the purchase and sale agreement, which we collected in April 2021. In April 2021, we entered into a settlement agreement with the sellers of Conscious Wholesale requiring the transfer of approximately $0.8 million in cash from the sellers' bank accounts, which we also collected in April 2021. In May 2021, we entered into another settlement with the sellers to place 650,604 shares of our Class A common stock owned by the sellers in escrow, which requires that those securities be sold as necessary to pay additional liabilities of the seller to us under the purchase and sale agreement.

During the three and nine months ended September 30, 2020, we recognized a charge of approximately $2.2 million within "general and administrative" expenses in our consolidated statements of operations and comprehensive loss, which represented the difference between the VAT payable and the VAT receivable and indemnification asset recorded as of September 30, 2020. During the three and nine months ended September 30, 2021, we recognized a gain of approximately $0 and $1.7 million within "general and administrative expenses" in our condensed consolidated statements of operations and comprehensive loss, which represented the partial reversal of the previously recognized charge, as the indemnification asset became probable of recovery based on the settlement agreements with the sellers and the related amounts collected from the sellers, and a reduction in our previously estimated VAT liability for penalties and interest based on our voluntary disclosure to, and ongoing settlement with, the relevant tax authorities in the EU member states.

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
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, as if it had originated the contracts. Prior to this ASU, an acquirer generally recognizes contract assets acquired and contract liabilities assumed that arose from contracts with customers at fair value on the acquisition date. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The ASU is to be applied prospectively to business combinations occurring on or after the effective date of the amendment (or if adopted early as of an interim period, as of the beginning of the fiscal year that includes the interim period of early application). We are still assessing this standard’s impact on our consolidated financial statements.

NOTE 3. BUSINESS ACQUISITIONS

Eyce LLC

On March 2, 2021, we acquired substantially all the assets of Eyce LLC ("Eyce"), a designer and manufacturer of silicon pipes, bubblers, rigs, and other smoking and vaporization-related accessories and merchandise. We acquired Eyce to take advantage of expected synergies, which include increased margins from the direct integration of one of our top-selling product lines into our offerings of Greenlane Brands products (as defined below) and the enlistment of key talent in Eyce's founding owners.

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

During the three and nine months ended September 30, 2021, we recognized approximately $0 and $0.3 million in Eyce acquisition-related costs, which were included within "general and administrative" expenses in our condensed consolidated statement of operations and comprehensive loss.
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
The following table summarizes the purchase price allocation and the estimated fair value of the net assets acquired at the date of acquisition as of September 30, 2021.

(in thousands)	Estimated Fair Value as of Acquisition Date (as previously reported)	Measurement Period Adjustments	Estimated Fair Value as of Acquisition Date (as adjusted)
Inventory	$92	$—	$92
Developed technology	1,738	—	1,738
Trade name	1,294	—	1,294
Customer relationships	165	—	165
Goodwill	4,840	610	5,450
Total purchase price	$8,129	$610	$8,739

Goodwill generated from the Eyce acquisition is primarily related to the value we placed on expected business synergies. The assignment of goodwill recognized from this business combination to reporting units has not yet been completed as of the date of these financial statements. We anticipate that the goodwill recognized will be deductible for income tax purposes.

Merger with KushCo Holdings, Inc.
On August 31, 2021, we completed our previously announced merger with KushCo Holdings, Inc. ("KushCo"), pursuant to the terms of an Agreement and Plan of Merger, dated as of March, 31, 2021 (the "Merger Agreement"). Greenlane’s merger with KushCo creates the leading ancillary cannabis products and services company. The combined company serves a premier group of customers, which includes many of the leading MSOs and LPs, the top smoke shops in the United States, and millions of consumers globally.

Pursuant to the Merger Agreement, Merger Sub Gotham 1, LLC, our wholly owned subsidiary (“Merger Sub 1”), merged with KushCo (the “Initial Surviving Corporation”) (“Merger 1”) and then the Initial Surviving Corporation was merged with and into Merger Sub Gotham 2, LLC, our wholly owned subsidiary (“Merger Sub 2”), with Merger Sub 2 as the surviving limited liability company and a wholly owned subsidiary of Greenlane (“Merger 2,” and together with Merger 1, the “Mergers”).

At the effective time of the Mergers, each KushCo stockholder received 0.3016 shares of Class A common stock, as determined pursuant to the exchange ratio formula set forth in the Merger Agreement (the “Exchange Ratio”) for each share of KushCo’s common stock, $0.01 par value per share (“KushCo common stock”), issued and outstanding immediately prior to the effective time of the Mergers, with cash paid for any fractional shares that a KushCo stockholder would have otherwise been entitled to receive. Immediately following the Mergers, stockholders that held Greenlane common stock prior to the completion of the Mergers owned 51.9% and former KushCo stockholders owned 48.1% of the equity of the combined company on a fully diluted basis.

Pursuant to the Merger Agreement, immediately prior to the consummation of the Mergers, holders of Class C common stock received one-third of one share of Class B common stock for each share of Class C common stock held immediately prior to the closing of the mergers, and Greenlane adopted the A&R Charter, which eliminated Class C common stock as a class of Greenlane’s capital stock.

Treatment of KushCo Equity Awards

At the effective time of the Mergers, options to purchase shares of KushCo common stock (“KushCo options”) were treated as follows:

•Each KushCo option that was outstanding immediately prior to the Merger 1 effective time, whether or not then vested or exercisable (but after taking into account any acceleration or vesting as provided under the KushCo equity plan covering such option), was converted into an option to purchase, on the same terms and conditions that applied to such KushCo option immediately prior to the Merger 1 effective time, (A) that number of shares of Class A common stock, rounded down to the nearest whole share, determined by multiplying (1) the total number of KushCo shares subject to such KushCo option immediately prior to the Merger 1 effective time by (2) the Exchange Ratio, (B) at a per-share exercise price, rounded up to the nearest whole cent, determined by dividing (1) the exercise price per share covered by such KushCo option immediately prior to the Merger 1 effective time by (2) the Exchange Ratio;

•Greenlane assumed the sponsorship of the KushCo Holdings, Inc. 2016 Stock Incentive Plan covering such KushCo options (the “KushCo Equity Plan”), and all references to KushCo therein were deemed references to Greenlane and all references to shares of KushCo common stock therein were deemed references to Class A common stock; and

•Each KushCo restricted stock unit (a “KushCo RSU”) that was then held and remained outstanding immediately prior to the Merger 1 effective time accelerated and became vested in full in accordance with the terms of the KushCo equity plan covering such KushCo RSUs and each such KushCo RSU was immediately settled and treated in the same manner as shares of KushCo common stock in the Mergers.

Effect of Merger 1 on KushCo Warrants

Additionally, each warrant to purchase one or more shares of KushCo common stock (a “KushCo Warrant”), whether exercisable or not, was converted into a warrant to purchase Class A common stock. Greenlane assumed each such KushCo Warrant in accordance with its terms (the “Assumed Warrants”). With respect to the Assumed Warrants: (i) the Assumed Warrants are exercisable solely for shares of Class A common stock; (ii) the number of shares of Class A common stock subject to such Assumed Warrants is equal to the number of shares of KushCo common stock subject to such Assumed Warrants as of immediately prior to the effective time of Merger 1 multiplied by the Exchange Ratio, rounded up to the nearest whole share; and (iii) the per share exercise price under each such Assumed Warrant was adjusted by dividing the per share exercise price under such Assumed Warrant by the Exchange Ratio and rounding up to the nearest cent.
Estimated Purchase Consideration and Preliminary Purchase Price Allocation
We accounted for the KushCo acquisition as a business combination under the acquisition method under ASC Topic 805, Business Combinations. KushCo has been consolidated in our condensed consolidated financial statements commencing on August 31, 2021, the date of acquisition.
The initial accounting for the acquisition, including the purchase price allocation, is preliminary pending completion of the fair value analyses of the replacement warrants and replaced equity compensation awards, as well as pending completion of the fair value analyses of assets acquired and liabilities assumed.
We allocated the purchase price to the net identifiable tangible and intangible assets acquired and liabilities assumed based on their preliminary estimated fair values as of the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets and liabilities was allocated to goodwill. We determined the preliminary estimated fair values after review and consideration of relevant information as of the acquisition date, including discounted cash flows, quoted market prices and estimated made by management. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are preliminary based on management's estimates and assumptions and may be subject to change as additional information is received. We expect to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
The total estimated purchase consideration for the KushCo acquisition consisted of the following:

(in thousands)	Purchase Consideration
Class A common stock (1)	$123,491
Estimated fair value of assumed warrants	8,423
Estimated fair value of replaced equity awards	4,759
Greenlane cash payments on behalf of KushCo (2)	12,183
Total purchase consideration	$148,856
(1) Based on approximately 48.8 million shares of Greenlane Class A common stock issued, multiplied by the closing price per share of Greenlane Class A common stock on Nasdaq on August 31, 2021, the acquisition date, of $2.54.
(2) Represents cash paid by Greenlane on the acquisition date to extinguish certain debt and other liabilities of KushCo, which were not legally assumed by Greenlane.
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date based on the preliminary purchase price allocation (in thousands):

(in thousands)	Estimated Fair Value as of Acquisition Date
Assets acquired
Cash	$2,302
Accounts receivable	7,110
Inventories	35,112
Vendor deposits	7,011
Other current assets	8,111
Property and equipment	6,200
Operating lease right-of-use assets	7,581
Other assets	2,896
Intangible assets - customer relationships	39,500
Intangible assets - trademarks	29,500
Intangible assets - proprietary design library	3,100
Goodwill	24,314
Total estimated assets acquired	172,737
Liabilities assumed
Accounts payable	5,876
Accrued expenses and other current liabilities	6,496
Customer deposits	3,934
Operating lease liabilities	7,575
Total estimated liabilities assumed	23,881
Total estimated purchase price and consideration transferred in the merger	$148,856
Goodwill generated from the KushCo acquisition is primarily related to the value we placed on expected business synergies. The assignment of goodwill recognized from this business combination to reporting units has also not yet been completed as of the date of these financial statements. We anticipate that the goodwill recognized will be deductible for income tax purposes.
During the three and nine months ended September 30, 2021, we recognized transaction costs of approximately $4.5 million and $7.8 million in connection with the Mergers, consisting primarily of advisory, legal, valuation and accounting fees, which were recorded in "general and administrative expenses" in the accompanying condensed consolidated statements of operations and comprehensive loss.
Supplemental Unaudited Pro Forma Financial Information
The following table presents pro forma results for the three and nine months ended September 30, 2021 and 2020 as if our acquisition of Eyce and the closing of the merger with KushCo had occurred on January 1, 2020, and Eyce and KushCo's results had been included in our consolidated results beginning on that date (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Net sales	$59,186	$61,562	$185,658	$181,203
Cost of sales	71,874	52,785	174,968	163,099
Gross profit	(12,688)	8,777	10,690	18,104
Net loss	$(60,863)	$(21,872)	$(90,833)	$(101,150)

The pro forma amounts have been calculated after applying our accounting policies to the financial statements of Eyce and KushCo and adjusting the combined results of Greenlane, Eyce and KushCo (a) to remove Eyce product sales to us and to remove the cost incurred by us related to products purchased from Eyce prior to the acquisition, and (b) to reflect the increased amortization expense that would have been charged assuming intangible assets identified in the acquisitions of Eyce and KushCo had been recorded on January 1, 2020.

The impact of the Eyce acquisition and the KushCo merger on the actual results reported by us in subsequent periods may differ significantly from that reflected in this pro forma information for a number of reasons, including but not limited to, non-achievement of the expected synergies from these combinations and changes in the regulatory environment. As a result, the pro forma information is not necessarily indicative of what our financial condition or results of operations would have been had the acquisitions been completed on the applicable date of this pro forma financial information. In addition, the pro forma financial information does not purport to project our future financial condition and results of operations.

Supplemental Information of Operating Results

"Net sales" in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 includes approximately $0.3 million to $0.5 million of net sales contributed by Eyce e-commerce and wholesale customers since the date of the acquisition. Eyce's operating activities have been integrated with an existing subsidiary of the Operating Company, and we owned Eyce inventory from purchases preceding the acquisition date. As such, the identification of post-acquisition "net loss" is impracticable for the three and nine months ended September 30, 2021.

"Net sales" and "net loss" in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 include approximately $12.6 million of net sales and approximately $6.7 million of net loss contributed by KushCo since the date of the acquisition.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The carrying amounts for certain of our financial instruments, including cash, accounts receivable, accounts payable and certain accrued expenses and other assets and liabilities, approximate fair value due to the short-term nature of these instruments.

As of September 30, 2021, we had equity securities, an interest rate swap contract and contingent consideration related to the Eyce acquisition that are required to be measured at fair value on a recurring basis.

Our equity securities consist of investments in XS Financial Inc. (10.2% ownership) and High Tide Inc. (0.1% ownership). We have determined that our ownership does not provide us with significant influence over the operations of these investments. Accordingly, we account for our investment in these entities as equity securities, and we record changes in the fair value of these investments in "other income (expense), net" in our condensed consolidated statements of operations and comprehensive loss.

Our financial instruments measured at fair value on a recurring basis were as follows at the dates indicated:

	Condensed Consolidated Balance Sheet Caption	Fair Value at September 30, 2021
(in thousands)		Level 1	Level 2	Level 3	Total
Assets:
Equity securities	Other assets	$1,268	$—	$—	$1,268
Total Assets		$1,268	$—	$—	$1,268
Liabilities:
Interest rate swap contract	Other long-term liabilities	$—	$409	$—	$409
Contingent consideration - current	Accrued expenses and other current liabilities	—	—	1,710	1,710
Contingent consideration - long-term	Other long-term liabilities	—	—	873	873
Total Liabilities		$—	$409	$2,583	$2,992

	Condensed Consolidated Balance Sheet Caption	Fair Value at December 31, 2020
(in thousands)		Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap contract	Other long-term liabilities	$—	$665	$—	$665
Total Liabilities		$—	$665	$—	$665

The estimated fair values of our financial instruments have been determined using available market information and what we believe to be appropriate valuation methodologies. There were no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy during the three and nine months ended September 30, 2021.

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

Details of the outstanding swap contract as of September 30, 2021, which is a "pay-fixed and receive-floating" contract, are as follows:

Swap Maturity	Notional Value (in thousands)	Pay-Fixed Rate	Receive-Floating Rate	Floating Rate Reset Terms
October 1, 2025	$8,050	2.07750%	One-Month LIBOR	Monthly

We performed an initial qualitative assessment of hedge effectiveness using the hypothetical derivative method in the period in which the hedging transaction was entered, as the critical terms of the hypothetical derivative and the hedging instrument were the same. Quarterly, we perform a qualitative analysis for prospective and retrospective assessments of hedge effectiveness. The unrealized loss on the derivative instrument is included within "Other comprehensive loss" in our condensed consolidated statements of operations and comprehensive loss. There was no measure of hedge ineffectiveness and no reclassifications from other comprehensive loss into interest expense for the three and nine months ended September 30, 2021 or 2020.

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

A reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2021 is as follows:

(in thousands)	Contingent Consideration
Balance at December 31, 2020	$—
Contingent consideration issued for Eyce acquisition	1,828
Loss from fair value adjustments included in results of operations	755
Balance at September 30, 2021	$2,583

Equity Securities Without a Readily Determinable Fair Value

Our investment in equity securities without readily determinable fair value consist of ownership interests in Airgraft Inc. (1.5% ownership), Sun Grown Packaging, LLC ("Sun Grown") (10.0% ownership) and Vapor Dosing Technologies, Inc. ("VIVA") (8.8% ownership). We determined that our ownership interests do not provide us with significant influence over the operations of these investments. Accordingly, we account for our investments in these entities as equity securities.

Airgraft Inc., Sun Grown, and VIVA are private entities and their equity securities do not have a readily determinable fair value. We elected to measure these security under the measurement alternative election at cost minus impairment, if any, with adjustments through earnings for observable price changes in orderly transactions for the identical or similar investment of the same issuer. We did not identify any fair value adjustments related to these equity securities during the three and nine months ended September 30, 2021 and 2020.

At September 30, 2021 and December 31, 2020, the carrying value of our investment in equity securities without a readily determinable fair value was approximately $2.5 million and $2.0 million, respectively, included within "Other assets" in our condensed consolidated balance sheets. The carrying value included a fair value adjustment of $1.5 million based on an observable price change recognized during the year ended December 31, 2019.
NOTE 5. LEASES

Greenlane as a Lessee
As of September 30, 2021, we had facilities financed under operating leases consisting of warehouses, offices, and retail stores, with lease term expirations between 2021 and 2026. Lease terms are generally three to seven years for warehouses, office space and retail store locations. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The following table provides details of our future minimum lease payments under finance and operating lease liabilities recorded in our condensed consolidated balance sheet as of September 30, 2021. The table below does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

(in thousands)	Finance Leases	Operating Leases	Total
Remainder of 2021	$64	$790	$854
2022	179	3,320	3,499
2023	114	2,805	2,919
2024	19	1,983	2,002
2025	—	1,419	1,419
Thereafter	—	299	299
Total minimum lease payments	376	10,616	10,992
Less: imputed interest	5	592	597
Present value of minimum lease payments	371	10,024	10,395
Less: current portion	180	2,977	3,157
Long-term portion	$191	$7,047	$7,238
Rent expense under operating leases was approximately $0.5 million and $1.2 million for the three and nine months ended September 30, 2021, and approximately $0.3 million and $1.2 million for the three and nine months ended September 30, 2020.
The majority of our finance lease obligations relate to leased warehouse equipment. Payments under our finance lease agreements are fixed for terms ranging from three to five years. We recorded approximately $0.4 million of finance lease assets, net within "property and equipment, net" as of September 30, 2021 and December 31, 2020, and the related liabilities within "current portion of finance leases" and "finance leases, less current portion" in our condensed consolidated balance sheets.

Greenlane as a Lessor
As of September 30, 2021, we had five operating leases for office space leased to third-party tenants in our corporate headquarters building in Boca Raton, Florida. Rental income of approximately $0.2 million and $0.5 million for three and nine months ended September 30, 2021, and $0.1 million and $0.5 million for the three and nine months ended September 30, 2020, was included within “other income, net” in our condensed consolidated statements of operations and comprehensive loss.
The following table represents the maturity analysis of undiscounted cash flows related to lease payments, which we expect to receive from our existing operating lease agreements with tenants:

(in thousands)	Rental Income
Remainder of 2021	$189
2022	220
2023	99
2024	77
2025 and thereafter	53
Total	$638
NOTE 6. LONG TERM DEBT
Our long-term debt, excluding operating and finance lease liabilities, consisted of the following amounts at the dates indicated:

(in thousands)	September 30, 2021	December 31, 2020
Real Estate Note	$8,005	$8,125
Eyce Promissory Note	2,206	—
	10,211	8,125
Less unamortized debt issuance costs	(84)	(99)
Less current portion of long-term debt	(1,429)	(182)
Notes payable, net, excluding operating leases and finance leases	$8,698	$7,844
Line of Credit
On April 5, 2019, the Operating Company, as the borrower, entered into a second amendment to the first amended and restated credit agreement, dated October 1, 2018 (the "line of credit") with Fifth Third Bank, for a $15.0 million revolving credit loan with a maturity date of August 23, 2020. In August 2020, the maturity date of the line of credit was further extended to November 30, 2020. The line of credit was not renewed on November 30, 2020. There were no borrowings outstanding on the line of credit at September 30, 2021 or December 31, 2020.
Real Estate Note
In October 2018, one of the Operating Company’s wholly-owned subsidiaries financed the purchase of a building which serves as our corporate headquarters through a real estate term note (the “Real Estate Note”) in the principal amount of $8.5 million. Principal payments plus accrued interest at a rate of LIBOR plus 2.39% are due monthly, with a final payment of all remaining outstanding principal and accrued interest due in October 2025. The Real Estate Note contains customary covenants and restrictions, including, without limitation, covenants that require us to comply with laws, restrictions on our ability to incur additional indebtedness, and various customary remedies for the lender following an event of default, including the acceleration of repayment of outstanding amounts under the Real Estate Note and execution upon the collateral securing obligations under the Real Estate Note. As of September 30, 2021, we were in compliance with the Real Estate Note covenants. Our obligations under the Real Estate Note are secured by a mortgage on the property. The Real Estate Note is subject to an interest rate swap contract, see "Note 4—Fair Value of Financial Instruments."
Eyce LLC Promissory Note
In March 2021, one of the Operating Company's wholly-owned subsidiaries financed the acquisition of Eyce through the issuance of an unsecured promissory note (the "Eyce Promissory Note") in the principal amount of $2.5 million. Principal payments plus accrued interest at a rate of 4.5% are due quarterly through April 2023.
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

Subsequent to the announcement of Greenlane’s acquisition of KushCo, three complaints were filed against Greenlane and its directors: one is captioned Richard Garreffa v. Greenlane Holdings, Inc., Aaron LoCascio, Adam Schoenfeld, Neil Closner, Richard Taney and Jeff Uttz, Case No. 1:21-cv-05512 (S.D.N.Y.), filed June 23, 2021; one is captioned Lance K. Callaghan v. Greenlane Holdings, Inc., Aaron LoCascio, Adam Schoenfeld, Neil Closner, Richard Taney and Jeff Uttz, Case No. 1:21-cv-05635 (S.D.N.Y.), filed June 29, 2021; and one is captioned Eric Sabatini v. Greenlane Holdings, Inc., Aaron LoCascio, Adam Schoenfeld, Neil Closner, Richard Taney, and Jeff Uttz, Case No. 2:21-cv-06571 (C.D. Cal.), filed August 13, 2021 (the “Actions”). The Actions name as defendants Greenlane and each of the members of the Greenlane board of directors. The Actions allege, among other things, that all defendants violated provisions of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") insofar as this registration statement on Form S-4 preliminarily filed by Greenlane on May 28, 2021 allegedly omits material information with respect to the transactions contemplated therein that purportedly renders the preliminary registration statement false and misleading. The complaints seek, among other things, injunctive relief, rescissory damages, an award of plaintiffs’ fees and expenses and a trial by jury. The two cases filed in the District Court for the Southern District of New York have been voluntarily dismissed by the plaintiffs. The Company believes the claims asserted in the remaining Action are without merit and intends to vigorously defend them.

KushCo, a predecessor-in-interest to Greenlane Holdings, LLC, and its directors were also named as defendants in two lawsuits related to KushCo’s merger with Greenlane: one is captioned Hugh Meighan v. KushCo Holdings, Inc., Nick Kovacevich, Eric Baum, Barbara Goodstein, Donald H. Hunter, Dallas Imbimbo, and Pete Kadens, Case No. 1:21-cv-04048 (E.D.N.Y.), filed on July 19, 2021 (the "Meighan Matter"), and one is captioned Cliff Hartfield v. KushCo Holdings, Inc., Nicholas Kovacevich, Eric Baum, Barbara Goodstein, Donald H. Hunter, Dallas Imbimbo, and Pete Kadens, Case No. 1:21-cv-06818 (S.D.N.Y.), filed on August 13, 2021 (together with the Meighan Matter, the “KushCo Actions”). The KushCo Actions name as defendants KushCo and each of the members of the KushCo’s board of directors. The KushCo Actions allege, among other things, that all defendants violated provisions of the Exchange Act, insofar as the definitive joint proxy statement filed by KushCo allegedly omits and/or misrepresents material information concerning (i) KushCo and Greenlane’s financial projections, (ii) the financial analyses performed by KushCo’s financial advisor, Jefferies LLC ("Jefferies"), in connection with its fairness opinion, and (iii) potential conflicts of interest involving Jefferies that purportedly render certain sections of the definitive joint proxy statement false and misleading. The complaints seek, among other things, injunctive relief, rescissory damages, an award of plaintiffs’ fees and expenses and a trial by jury. The Meighan Matter was voluntarily dismissed by the plaintiffs. The defendants believe the claims asserted in the KushCo Actions are without merit and intend to vigorously defend them.
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

NOTE 8. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Assets Held for Sale
An asset group classified as held for sale is reflected at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the assets exceeds its estimated fair value, a loss is recognized. We recorded approximately $0.1 million and $0.9 million of machinery held for sale within "Assets Held for Sale" as of September 30, 2021 and December 31, 2020, respectively. We completed the sale of approximately $0.7 million of machinery during the second quarter of 2021, and are actively seeking a buyer and expect to complete the sale of the remaining machinery held for sale by the end of 2021. We recognized approximately $0.2 million in impairment charges during the three and nine months ended September 30, 2021. We did not recognize any impairment charges during the three and nine months ended September 30, 2020.
Other Current Assets
The following table summarizes the composition of other current assets as of the dates indicated:

(in thousands)	September 30, 2021	December 31, 2020
Other current assets:
VAT refund receivable	$146	$4,391
Prepaid expenses	3,569	1,542
Indemnification receivable, net	124	921
Other	7,172	4,038
	$11,011	$10,892
Accrued Expenses and Other Current Liabilities
The following table summarizes the composition of accrued expenses and other current liabilities as of the dates indicated:

(in thousands)	September 30, 2021	December 31, 2020
Accrued expenses and other current liabilities:
VAT payable	$3,084	$9,882
Contingent consideration	1,710	—
Payroll related including bonus	5,814	2,361
Accrued professional fees	4,341	1,750
Accrued third-party logistics fees	272	1,295
Refund liability	1,100	785
Current portion of long-term debt	1,429	182
Other	5,152	3,317
	$22,902	$19,572
Customer Deposits
For certain product offerings such as premium, patented, child-resistant packaging, closed-system vaporization solutions and custom-branded retail products, we may receive a deposit from the customer (generally 25% - 50% of the total order cost, but the amount can vary by customer contract), when an order is placed by a customer. We typically complete orders related to customer deposits within one to six months from the date of order, depending on the complexity of the customization and the size of the order, but the order completion timeline can vary by product type and terms of sale with each customer. Changes in our customer deposits liability balance during the nine months ended September 30, 2021 were as follows:

(in thousands)	Customer Deposits
Balance as of December 31, 2020	$2,729
Customer deposits assumed as part of KushCo acquisition (Note 3 - Business Acquisitions)	3,934
Increases due to deposits received, net of other adjustments	9,728
Revenue recognized	(9,874)
Balance as of September 30, 2021	$6,517

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) for the periods presented were as follows:

(in thousands)	Foreign Currency Translation	Unrealized Loss on Derivative Instrument	Total
Balance at December 31, 2020	$183	$(154)	$29
Other comprehensive (loss) income	(59)	256	$197
Less: Other comprehensive loss (income) attributable to non-controlling interest	20	(154)	$(134)
Balance at September 30, 2021	$144	$(52)	$92

(in thousands)	Foreign Currency Translation	Unrealized Loss on Derivative Instrument	Total
Balance at December 31, 2019	$(22)	$(50)	$(72)
Other comprehensive income (loss)	130	(525)	(395)
Less: Other comprehensive (income) loss attributable to non-controlling interest	(87)	400	313
Balance at September 30, 2020	$21	$(175)	$(154)

Supplier Concentration
Our four largest vendors accounted for an aggregate of approximately 29.2% and 22.8% of our total net sales and 53.2% and 84.0% of our total purchases for the three and nine months ended September 30, 2021, respectively, and an aggregate of approximately 38.4% and 22.1% of our total net sales and 27.9% and 43.1% of our total purchases for the three and nine months ended September 30, 2020, respectively. We expect to maintain our existing relationships with these vendors.
Related Party Transactions
The Company sold certain products and supplies to a related party during the three months ended September 30, 2021. Sales to related parties during the three and nine months ended September 30, 2021 totaled $0.1 million. Sales to related parties during the three and nine months ended September 30, 2020 were $0. Total accounts receivable due from related parties were $0.4 million and $0 as of September 30, 2021 and December 30, 2020, respectively.
NOTE 9. STOCKHOLDERS’ EQUITY
Class A Common Stock Repurchase Program
In November 2019, our Board of Directors approved a stock repurchase program authorizing up to $5.0 million in repurchases of our outstanding shares of Class A common stock. Under the program, we may repurchase shares in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. We may periodically repurchase shares in open market transactions, directly or indirectly, in block purchases and in privately negotiated transactions or otherwise. The timing, pricing, and amount of any repurchases under the share repurchase program will be determined by management at its discretion based on a variety of factors, including, but not limited to, trading volume and market price of our Class A common stock, corporate considerations, our working capital and investment requirements, general market and economic conditions, and legal requirements. The share repurchase program does not obligate us to repurchase any common stock and may be modified, discontinued, or suspended at any time. Shares of Class A common stock repurchased under the program are subsequently retired. There were no share repurchases under the program during the three and nine months ended September 30, 2021 or 2020.
Non-Controlling Interest
As discussed in “Note 1—Business Operations and Organization,” we consolidate the financial results of the Operating Company in our condensed consolidated financial statements and report a non-controlling interest related to the Common Units held by non-controlling interest holders. As of September 30, 2021, we owned 78.5% of the economic interests in the Operating Company, with the remaining 21.5% of the economic interests owned by non-controlling interest holders. The non-controlling interest in the accompanying consolidated statements of operations and comprehensive loss represents the portion of the net loss attributable to the economic interest in the Operating Company held by the non-controlling holders of Common Units calculated based on the weighted average non-controlling interests’ ownership during the periods presented.
At-the-Market Equity Offering
In August 2021, we established an "at-the-market" equity offering program (the "ATM Program") that provides for the sale of shares of our Class A common stock having an aggregate offering price of up to $50 million, from time to time, through Cowen and Company, LLC, as the sales agent. Net proceeds from sales of our shares of Class A common stock under the ATM Program are expected to be used for working capital and general corporate purposes.
Sales of our Class A common stock under the ATM Program may be made by means of transactions that are deemed to be an "at the market offering" as defined in Rule 415(a)(4) under the Securities Act, including sales made directly on the Nasdaq Global Market or sales made to or through a market maker or through an electronic communications network. We are under no obligation to offer and sell shares of our Class A common stock under the ATM Program. Since the launch of the ATM program and through September 30, 2021, we sold 54,278 shares of our Class A common stock under the ATM Program, which generated gross proceeds of approximately $0.2 million.
Common Stock and Warrant Offering

On August 9, 2021, we entered into securities purchase agreements with certain accredited investors, pursuant to which we agreed to issue and sell an aggregate of 4,200,000 shares of our Class A common stock, pre-funded warrants to purchase up to 5,926,583 shares of our Class A common stock (the “Pre-Funded Warrants”) and warrants to purchase up to 6,075,950 shares of our Class A common stock (the “Standard Warrants” and, together with the Pre-Funded Warrants, the “Warrants”), in a registered direct offering (the “Offering”). The shares of Class A common stock and Warrants were sold in Units (the “Units”), with each unit consisting of one share of Class A common stock or a Pre-Funded Warrant and a Standard Warrant to purchase 0.6 of a share of our Class A common stock. The Units were offered pursuant to our existing shelf registration statement on Form S-3. Subject to certain ownership limitations, the Standard Warrants were immediately exercisable at an exercise price equal to $3.55 per share of Class A common stock. The Standard Warrants are exercisable for five years from the date of issuance. Each Pre-Funded Warrant was exercisable for one Share of Class A common stock at an exercise price of $0.01. The Offering generated gross proceeds of approximately $31.9 million and net proceeds to the Company of approximately $29.9 million.

All Pre-Funded Warrants were exercised prior to September 30, 2021, based upon which we issued an additional 5,926,583 shares of our Class A common stock, for net proceeds of approximately $0.1 million.
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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A common stock is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(28,715)	$(13,793)	$(42,269)	$(36,844)
Less: Net loss attributable to non-controlling interests	(12,434)	(9,300)	(18,689)	(25,839)
Net loss attributable to Class A common stockholders	$(16,281)	$(4,493)	$(23,580)	$(11,005)
Denominator:
Weighted average shares of Class A common stock outstanding	39,735	12,798	24,061	11,559
Net loss per share of Class A common stock - basic and diluted	$(0.41)	$(0.35)	$(0.98)	$(0.95)
For the three and nine months ended September 30, 2021 and 2020, respectively, shares of Class B common stock, shares of Class C common stock and stock options and warrants to purchase Class A common stock were excluded from the weighted-average in the computation of diluted net loss per share of Class A common stock because the effect would have been anti-dilutive.
Shares of our Class B common stock and Class C common stock do not share in our earnings or losses and are therefore not participating securities. As such, separate calculations of basic and diluted net loss per share for each of our Class B common stock and Class C common stock under the two-class method have not been presented.
Class C Common Stock Conversion

Pursuant to the Merger Agreement, immediately prior to the consummation of the Mergers, holders of Class C common stock, $0.0001 par value per share, received one-third of one share of Class B common stock, for each share of Class C common stock held, and Greenlane adopted the A&R Charter which eliminated Class C common stock as a class of Greenlane’s capital stock. See "Note 3 - Business Acquisitions" for additional details regarding our acquisition of KushCo, which was completed on August 31, 2021.
NOTE 10. COMPENSATION PLANS
Amended and Restated 2019 Equity Incentive Plan
In April 2019, we adopted the 2019 Equity Incentive Plan (the “2019 Plan”). We previously registered 5,000,000 shares of Class A common stock that are or may become issuable under the 2019 Plan as stock options and other equity-based awards to employees, directors and executive officers. In August 2021, we adopted, and our shareholder approved the Amended and Restated 2019 Equity Incentive Plan (the "Amended 2019 Plan"), which amends and restates the 2019 Plan in its entirety. The

Amended 2019 Plan, among other things, increases the number of shares of Class A common stock available for issuance under the 2019 Plan by 2,860,367.
The Amended 2019 Plan provides eligible participants with compensation opportunities in the form of cash and equity incentive awards. The 2019 Plan is designed to enhance our ability to attract, retain and motivate our employees, directors, and executive officers, and incentivizes them to increase our long-term growth and equity value in alignment with the interests of our stockholders.
On August 31, 2021, we completed our previously announced merger with KushCo Holdings, Inc. ("KushCo"), pursuant to the terms of an Agreement and Plan of Merger, dated as of March, 31, 2021 (the "Merger Agreement"). See "Note 3 - Business Acquisitions" for additional details.

At the effective time of the Mergers, options to purchase shares of Class A common stock (the “Greenlane options”) and shares of Greenlane restricted stock were treated as follows:

•Each unvested Greenlane option, other than Greenlane options held by non-employee directors of Greenlane, accelerated and became vested in full;
•Each Greenlane option held by non-employee directors of Greenlane, whether vested or unvested, remained outstanding (and unvested, as applicable) in accordance with the terms of Greenlane’s equity plan covering each such option;
•Each unvested share of Greenlane restricted stock and each unvested common unit of the Operating Company, other than Greenlane restricted stock or Greenlane restricted common units held by non-employee directors of Greenlane, accelerated and became vested in full in accordance with the terms of Greenlane’s equity plan covering each such award; and
•Each unvested share of Greenlane restricted stock or Greenlane restricted common units of Greenlane held by non-employee directors of Greenlane, whether vested or unvested, remained outstanding (and unvested, as applicable) in accordance with the terms of Greenlane’s equity plan covering each such award.
The Greenlane equity awards vesting acceleration was accounted for as a modification under ASC Topic 718, Compensation - Stock Compensation.

KushCo Equity Plan

As described in "Note 3 - Business Acquisitions," in connection with the Mergers, we assumed the sponsorship of the KushCo Equity Plan. We do not intend to make future grants under the KushCo Equity Plan.
Equity-Based Compensation Expense
Equity-based compensation expense is included within "salaries, benefits and payroll taxes" in our condensed consolidated statement of operations and comprehensive loss. We recognized equity-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Stock options - Class A common stock	$2,672	$456	$3,267	$1,198
Restricted shares - Class A common stock	752	—	996	—
Restricted stock units (RSUs) - Class A common stock	11	17	50	18
Common units of the Operating Company	376	(1,453)	449	(1,034)
Total equity-based compensation expense	$3,811	$(980)	$4,762	$182
Total remaining unrecognized compensation expense as of September 30, 2021 was as follows:

	Remaining Unrecognized Compensation Expense September 30, 2021	Weighted Average Period over which Remaining Unrecognized Compensation Expense is Expected to be Recognized
	(in thousands)	(in years)
Stock options - Class A common stock	$2,448	0.7
Restricted shares - Class A common stock	23	0.5
Restricted stock units (RSUs) - Class A common stock	39	2.7
Common units of the Operating Company	—	0
Total remaining unrecognized compensation expense	$2,510

NOTE 11. INCOME TAXES
As a result of the IPO we own a portion of the Common Units of the Operating Company, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, the Operating Company is generally not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by the Operating Company is passed through to and included in the taxable income or loss of its members, including Greenlane, on a pro-rata basis, in accordance with the terms of the Operating Agreement. The Operating Company is also subject to taxes in foreign jurisdictions. We are a corporation subject to U.S. federal income taxes, in additional to state and local income taxes, based on our share of the Operating Company’s pass-through taxable income.
As of September 30, 2021 and December 31, 2020, management performed an assessment of the realizability of our deferred tax assets based upon which management determined that it is not more likely than not that the results of operations will generate sufficient taxable income to realize portions of the net operating loss benefits. Consequently, we established a full valuation allowance against our deferred tax assets, and reflected a carrying balance of $0 as of September 30, 2021 and December 31, 2020, respectively. In the event that management determines that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance will be made, which would reduce the provision for income taxes. The provision for and benefit from income taxes for the three and nine months ended September 30, 2021 and 2020, respectively, relates to taxes in foreign jurisdictions, including Canada and the Netherlands.

For the three and nine months ended September 30, 2021, the effective tax rate differed from the U.S. federal statutory tax rate of 21% primarily due to the Operating Company’s pass-through structure for U.S. income tax purposes, the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and the valuation allowance against the deferred tax asset.
For the three and nine months ended September 30, 2021, we did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties.
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

As noted above, we evaluated the realizability of the deferred tax assets resulting from the IPO and established a full valuation allowance against those benefits. As a result, we determined that the amount or timing of payments to noncontrolling interest holders under the TRA are no longer probable or reasonably estimable. Based on this assessment, our TRA liability was $0 as of September 30, 2021 and December 31, 2020.

If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, we will record a liability related to the TRA, which would be recognized as expense within our condensed consolidated statements of operations and comprehensive (loss) income.
During the three and nine months ended September 30, 2021 and 2020, we did not make any payments, inclusive of interest, to members of the Operating Company pursuant to the TRA.
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
On August 31, 2021, we completed our acquisition of KushCo, see "Note 3 - Business Acquisitions" for additional details. The assignment of goodwill recognized from this business combination to reporting units has not yet been completed as of the date of these financial statements. We expect to make a determination relating to the application of the segment reporting disclosure requirements applicable to KushCo during the fourth quarter of 2021.
The reportable segments identified are our business activities for which discrete financial information is available and for which operating results are regularly reviewed by our CODMs. As of September 30, 2021, we have three reportable segments: (1) United States, (2) Canada and (3) Europe. The United States operating segment is comprised of our United States operations, the Canadian operating segment is comprised of our Canadian operations, and the European operating segment is comprised of our European operations, currently based in the Netherlands. Corporate and other activities which are not allocated to our reportable segments consist primarily of equity-based compensation expenses and other corporate overhead items. We sell similar products and services in each of our segments.
The table below provides information on revenues from external customers, intersegment revenues, and income (loss) before income taxes for our reportable segments for the three and nine months ended September 30, 2021 and 2020. We eliminate intersegment revenues in consolidation.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Revenue from external customers:
United States	$37,501	$28,984	$96,862	$82,482
Canada	982	4,447	4,955	12,362
Europe	2,831	2,333	8,221	7,188
Corporate and other	—	—	—	—
	$41,314	$35,764	$110,038	$102,032
Intercompany revenues:
United States	$4,092	$3,865	$10,129	$9,273
Canada	—	17	16	55
Europe	608	561	2,058	1,653
Corporate and other	—	—	—	—
	$4,700	$4,443	$12,204	$10,981
Income (loss) before income taxes:
United States	$(18,969)	$(10,757)	$(25,378)	$(27,353)
Canada	(94)	321	(730)	626
Europe	(2,186)	(3,187)	(2,679)	(4,320)
Corporate and other	(7,464)	50	(13,494)	(5,650)
	$(28,712)	$(13,573)	$(42,280)	$(36,697)
NOTE 13. SUBSEQUENT EVENTS
On October 13, 2021, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) to acquire the Organicix, LLC (d/b/a DaVinci and hereinafter referred to as “DaVinci”) brand and substantially all of the assets of DaVinci. Pursuant to the Purchase Agreement, the total consideration for the acquisition will be up to $20.0 million, comprised of both cash and the issuance of shares of our Class A common stock to DaVinci and certain of its affiliates. As partial consideration for the acquisition, we will issue a number of shares of our Class A common stock to DaVinci and certain of its affiliates equal to the quotient obtained by dividing (i) $5,250,000 by (ii) the 10-day volume-weighted average price per share of our Class A common stock on the Nasdaq Global Market (the “Nasdaq”) as measured on the date immediately prior to the closing of the transaction and rounded up to the next whole share. In addition, we may be required to issue a number of shares of our Class A common stock equal to the quotient obtained by dividing (i) $3,000,000 by (ii) the 10-day volume-weighted average price per share of our Class A common stock on the Nasdaq measured as of December 31, 2021 and rounded up to the next whole share upon DaVinci’s attainment of certain financial benchmarks. In addition, we may be required to issue a number of shares of our Class A common stock equal to the quotient obtained by dividing (i) $250,000 by (ii) the 10-day volume-weighted average price per share of our Class A common stock on the Nasdaq measured as of the close of business the day immediately prior to the date that a public announcement is made regarding each qualifying new product launch by DaVinci in the 24 month period following the closing of the transaction (subject to extension under certain circumstances) and rounded up to the next whole share, subject to a $1,750,000 cap. The closing of the acquisition is expected to occur in the fourth quarter of 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of Greenlane Holdings, Inc. and its consolidated subsidiaries (“Greenlane” and, collectively with the Operating Company and its consolidated subsidiaries, the “Company”, "we", "us" and "our") for the quarterly period ended September 30, 2021 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and related notes of Greenlane Holdings, Inc. for the year ended December 31, 2020, which are included in our Annual Report on Form 10-K.
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
Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Factors that might cause such a difference include those discussed in our filings with the SEC, under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020 and included under Item 1A "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 and in this Quarterly Report on Form 10-Q.
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
Except as required under the federal securities laws and rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented herein. These statements should be considered only after carefully reading the risk factors and the other information in our Annual Report on Form 10-K for the year ended December 31, 2020, the risk factors in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 and this entire Quarterly Report on Form 10-Q.

Overview

Founded in 2005, Greenlane is the premier global platform for the development and distribution of premium cannabis accessories, child-resistant packaging, vape solutions, and lifestyle products. In August 2021, we completed our transformational merger with KushCo, creating the leading ancillary cannabis company and house of brands. The combined company serves a diverse and expansive customer base with more than 8,000 retail locations, which includes many of the leading multi-state-operators and licensed producers, the top smoke shops in the United States, and millions of consumers globally. In addition to enhancing our financial size and scale, along with creating an optimized platform with significant potential revenue and cost saving synergies, the merger strengthened our best-in-class proprietary owned brands and exclusive third-party brand offerings.

We have been developing a world-class portfolio of our own proprietary brands (the "Greenlane Brands") that we believe will, over time, deliver higher margins and create long-term value for our customers and shareholders. Our Greenlane Brands are comprised of child-resistant packaging innovator Pollen Gear; VIBES rolling papers; the Marley Natural accessory line; the K.Haring Glass Collection accessory line; Aerospaced & Groove grinders; Cookies lifestyle line; and Higher Standards, which is both an upscale product line and an innovative retail experience with flagship stores at New York City’s famed Chelsea Market and the iconic Malibu Village in California. During 2021, we have taken significant strides to grow our brand portfolio including with the March acquisition of substantially all of the assets of Eyce LLC and more recently, in October, the execution of a definitive agreement to acquire substantially all of the assets of DaVinci LLC. Furthermore, as a pioneer in the ancillary cannabis space, Greenlane is the partner of choice for many of the industry's leading MSOs, LPs, and brands, including PAX Labs, Grenco Science, Storz & Bickel, Firefly, DaVinci, Santa Cruz Shredder, Cookies, and CCELL.

We also own and operate several industry-leading e-commerce platforms, including Vapor.com, Higherstandards.com, Aerospaced.com, Harringglass.com, Eycemolds.com, Canada.Vapor.com, Vaposhop.com, and recently-acquired Puffitup.com. These e-commerce platforms offer convenient, flexible shopping solutions directly to consumers.

We merchandise vaporizers, packaging, and other products in the United States, Canada and Europe and we distribute to retailers through wholesale operations and to consumers through e-commerce activities and our retail stores. We operate distribution centers in the United States, Canada, and Europe. With the completion of the distribution center consolidation and the merger with KushCo, we have established a lean and scalable distribution network that leverages a mix of leased warehoused spaces in California and Massachusetts along with third-party logistics ("3PL") locations in our US, Canadian, and European reporting segments.
We have three distinct operating segments, including our United States, Canadian, and European operations. Under those segments, we market and sell our products in the business to business (“B2B”), business to consumer (“B2C”) and supply and packaging (“S&P”) areas of the marketplace. We have a diverse base of customers, and our top ten customers accounted for only 22.9% and 11.8% of our net sales for the three and nine months ended September 30, 2021, with no single customer accounting for more than 6.1% and 2.3% of our net sales for the three and nine months ended September 30, 2021. Our sales teams regularly interact with customers to service their frequent restocking needs. We believe our high-touch customer service model strengthens relationships, builds loyalty and drives repeat business.

Summary of Results – Comparison of Three and Nine Months Ended September 30, 2021 and September 30, 2020

For the three months ended September 30, 2021, our B2B and S&P revenues represented approximately 40.2% and 40.2% of net sales, respectively, as compared to 63.3% and 11.8% of net sales, respectively, during the same period in 2020. The decrease in B2B and increase in S&P sales as a percentage of total revenue was driven by an increase of $13.0 million in S&P sales as a result of the KushCo merger. B2C and Channel and Drop-Ship revenues represented 9.8% and 9.9% of net sales, respectively in the third quarter of 2021 compared to 11.9% and 13.1% during the same period in 2020. These decreases were also driven by the increase in overall sales due to the KushCo merger.

For the three and nine months ended September 30, 2021, our net sales increased by $5.6 million and $8.0 million compared to the three and nine months ended September 30, 2020 due to the $13.0 million revenue increase from KushCo's September sales. Similar to previous quarters during 2021, nicotine revenue continues to be minimal representing 0.3% of total revenue for the three months ended September 30, 2021.

For the three months ended September 30, 2021, Greenlane Brands sales totaled $8.4 million, representing a $1.7 million, or 25.7%, increase as compared to the three months ended September 30, 2020. For the nine months ended September 30, 2021, net Greenlane Brands sales grew $6.5 million, or 33.4%, to $25.9 million compared to $19.4 million in the nine months ended September 30, 2020. As a percentage of total sales, Greenlane Brands sales increased from 18.7% of total revenue for Q3 2020, to 20.4% of total revenue for Q3 2021. The growth in VIBES was the largest driver of this increase with a record three and nine months revenues. Total VIBES revenue was $3.2 million and $8.9 million for the three and nine months ended September 30, 2021 and compared to $1.3 million and $3.8 million for the same periods in 2020, representing increases of $1.9 million, or 144.3%, and $5.1 million, or 134.8%, respectively. As we look ahead to the key drivers of growth in our business, we will continue to focus on the higher-margin parts of the business that will better position us for the long-term, through continued investment in growing our Greenlane Brands.

With respect to our purchasing activities, we have experienced supply chain issues for both Greenlane Brands and other top selling brands due to record shipment backlogs that impacted various southern California ports over the course of the year. We are continuing to monitor our supply-chain activities and are making adjustments to our purchasing to meet any anticipated changes in demand and product availability.
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

We believe the continuing trend of states’ legalization of medicinal and adult-use cannabis is likely to contribute to an increase in the demand for many of our products. In the 2020 election, voters approved ballot initiatives legalizing adult-use cannabis in New Jersey, Arizona, Montana and South Dakota. More recently, voters also approved initiatives legalizing medical marijuana in Mississippi and South Dakota. Additionally, New York, New Mexico, Virginia, and Connecticut have also passed laws permitting adult-use cannabis. Although we expect additional states to follow suit, we can provide no assurances that additional states will legalize cannabis or that legal challenges will not impede legalization in jurisdictions where ballot initiatives or legislation have already passed.

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

Prevent All Cigarette Trafficking (PACT Act) Amendment

As part of the “Consolidated Appropriations Act, 2021,” Congress amended the Prevent All Cigarette Trafficking Act (“PACT Act") to apply to electronic nicotine delivery systems ("ENDS"), as that term is defined by the PACT Act. The PACT Act, among other things, prohibits the use of the U.S. Postal Service (“USPS”) to deliver ENDS. The PACT Act also requires that sellers of ENDS implement certain age verification measures for direct-to-consumer sales, register with the Bureau of Alcohol, Tobacco, Firearms and Explosives ("ATF") and the tobacco tax administrators of the states into which shipments are made, and file monthly reports demonstrating payment of applicable taxes. Additionally, possibly as a result of the PACT Act amendments, FedEx and UPS adopted policies banning the shipment of vaping products starting on March 1st, 2021 and April 5th, 2021, respectively. Substantial uncertainty exists regarding which products may not be shipped pursuant to the PACT Act and the policies of FedEx and UPS.On October 20, 2021, USPS released its final rules (the "Final Rule") addressing the definition of ENDS under the PACT Act, among other topics. The Final Rule makes clear that products which are incapable of use with a liquid solution are not considered ENDS and, therefore, are not subject to the PACT Act's mailing ban. The vast majority of our parcel shipments have not historically contained products defined as ENDS under the PACT Act and we have access to alternative carriers to continue shipping ENDS, albeit at a higher cost. There is minimal impact to our Industrial Goods division, which distributes products defined as ENDS under the PACT Act via freight. Notwithstanding the foregoing, if FedEx and UPS continue to maintain restrictive shipping policies, our shipping costs will be adversely impacted.

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

Results of Operations
The following table presents our operating results (unaudited):

	Three Months Ended September 30,					Nine Months Ended September 30,
				% of net sales					% of net sales
($ in thousands)	2021	2020	% Change	2021	2020	2021	2020	% Change	2021	2020
Net sales:
United States	$37,501	$28,984	29.4%	90.8%	81.0%	$96,862	$82,482	17.4%	88.0%	80.8%
Canada	982	4,447	(77.9)%	2.4%	12.4%	4,955	12,362	(59.9)%	4.5%	12.1%
Europe	2,831	2,333	21.3%	6.9%	6.5%	8,221	7,188	14.4%	7.5%	7.0%
Total net sales	41,314	35,764	15.5%	100.0%	100.0%	110,038	102,032	7.8%	100.0%	100.0%
Cost of sales	41,192	33,297	23.7%	99.7%	93.1%	94,832	85,419	11.0%	86.2%	83.7%
Gross profit	122	2,467	(95.1)%	0.3%	6.9%	15,206	16,613	(8.5)%	13.8%	16.3%

Operating expenses:
Salaries, benefits and payroll taxes	11,192	5,010	123.4%	27.1%	14.0%	23,158	17,745	30.5%	21.0%	17.4%
General and administrative	15,430	10,673	44.6%	37.3%	29.8%	30,885	25,758	19.9%	28.1%	25.2%
Goodwill impairment charge	—	—	*	—%	—%	—	8,996	*	—%	8.8%
Depreciation and amortization	1,199	599	100.2%	2.9%	1.7%	2,385	1,959	21.7%	2.2%	1.9%
Total operating expenses	27,821	16,282	(70.9)%	67.3%	45.5%	56,428	54,458	(3.6)%	51.3%	53.5%
Loss from operations	(27,699)	(13,815)	(100.5)%	(67.0)%	(38.6)%	(41,222)	(37,845)	(8.9)%	(37.5)%	(37.2)%

Other income (expense), net:
Interest expense	(119)	(115)	3.5%	(0.3)%	(0.3)%	(368)	(335)	9.9%	(0.3)%	(0.3)%
Other income (expense), net	(894)	357	(350.4)%	(2.2)%	1.0%	(690)	1,483	(146.5)%	(0.6)%	1.5%
Total other income (expense), net	(1,013)	242	(518.6)%	(2.5)%	0.8%	(1,058)	1,148	(192.2)%	(0.9)%	1.1%
Loss before income taxes	(28,712)	(13,573)	(111.5)%	(69.5)%	(38.0)%	(42,280)	(36,697)	(15.2)%	(38.4)%	(36.1)%
Provision for (benefit from) income taxes	3	220	98.6%	—%	0.6%	(11)	147	107.5%	—%	0.1%
Net loss	(28,715)	(13,793)	(108.2)%	(69.5)%	(38.5)%	(42,269)	(36,844)	(14.7)%	(38.4)%	(36.2)%
Net loss attributable to non-controlling interest	(12,434)	(9,300)	(33.7)%	(30.1)%	(26.0)%	(18,689)	(25,839)	27.7%	(17.0)%	(25.3)%
Net loss attributable to Greenlane Holdings, Inc.	$(16,281)	$(4,493)	(262.4)%	(39.4)%	(12.5)%	$(23,580)	$(11,005)	(114.3)%	(21.4)%	(10.8)%
*Not meaningful
Net Sales
United States

Net sales in the United States for the three months ended September 30, 2021 were approximately $37.5 million, as compared to approximately $29.0 million in the same period in 2020. The year-over-year increase of $8.5 million, or 29.4% was due to a $12.3 million, or 304.9%, increase in S&P sales driven by KushCo's September sales, which mitigated a decline in E-Commerce, Channel & Dropship and B2B sales of $0.3 million, or 10.0%, $0.6 million, or 14.7%, and $2.9 million or 16.5%, respectively. For the nine months ended September 30, 2021, revenues in the United States increased by $14.4 million, or 17.4% to $96.9 million, compared to $82.5 million for the nine months ended September 30, 2020.

Core revenue for the United States for the three and nine months ended September 30, 2021 grew to $37.4 million and $102.4 million, from $28.0 million and $80.3 million for the same periods in 2020, representing increases of $9.4 million, or 33.6%, and $22.1 million or 27.5%. The increase in core revenue was driven by our strategic shift away from low margin nicotine sales and increased emphasis on high margin product sales including Greenlane Brands.

In our United States segment, Greenlane Brands continue to perform well, with VIBES setting a quarterly sales revenue record for the 4th consecutive quarter, totaling $3.2 million and representing a $1.9 million or 158.2%, increase for Q3 2021 as compared to the same period in 2020. Total Greenlane Brand revenue in the United States for the three and nine months ended September 30, 2021 was $8.2 million and $25.0 million as compared to $6.2 million and $18.2 million for the three and nine months ended September 30, 2020, representing increases of $1.9 million, or 31.1%, and $6.8 million, or 37.6%, respectively.

Canada

Net sales in Canada for the three and nine months ended September 30, 2021 were approximately $1.0 million and $5.0 million, as compared to approximately $4.4 million and $12.4 million in the same periods in 2020, representing decreases of $3.5 million, or 77.9% and $7.4 million, or 59.9%. The decrease in sales was driven by decreases in nicotine sales of $2.3 million, or 98.2%, and $5.1 million, or 86.1%, in the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. This decrease in nicotine sales is part of our strategic shift away from low margin sales. In the third quarter of 2021, we also incurred inventory shortages and a decrease in sales from the May ERP implementation which caused business disruptions throughout the quarter, including a shut-down in operations over a 10-day period in May. As Canadian operations have since stabilized from the ERP implementation operational disruption, we expect a recovery in sales during Q4 2021.
Europe

Net sales in Europe for the three and nine months ended September 30, 2021 were approximately $2.8 million and $8.2 million, as compared to approximately $2.3 million and $7.2 million, respectively, over the same periods of 2020, representing increases of $0.5 million, or 21.3%, and $1.0 million, or 14.4%. The third quarter increase was primarily due to the increase of third-party marketplace website sales of $0.3 million, or 388.8%, and a $0.2 million, or 21.5%, growth in our B2B sales. For the third quarter of 2021, the growth in third-party marketplace website sales and B2B mitigated the $— million, or 4.3%, decrease in E-Commerce sales arising from web development issues, third-party marketplace sales cannibalization and increased market competition. We continue to see growth in our Greenlane Brands overseas with European Greenlane Brand revenue for the three and nine months ended September 30, 2021 at $0.1 million and $0.3 million, compared to $0.1 million and $0.1 million, respectively, for the three and nine months ended September 30, 2020.

Cost of Sales and Gross Margin

Gross margin for the three months ended September 30, 2021 decreased by 6.6% as compared to the same period in 2020, totaling 0.3%, while merchandise margins remained relatively flat increasing by 0.4% to 29.6% due to the impact of the KushCo September revenue merchandise margins of 20.8%. Excluding the impact of the KushCo September revenue, merchandise margins totaled 33.5%, representing a 4.3% increase driven by the aforementioned increase in Greenlane Brand sales. On a year-to-date perspective, overall margin decreased by 2.5% , from 16.3% to 13.8% due to an increase in inventory adjustments driven by management's post-merger strategic product rationalization of $8.7 million. Excluding said inventory rationalization adjustments, adjusted margin totaled 21.3%. On a merchandise perspective, for the nine months ended September 30, 2021 margin totaled 31.5%, representing a 2.5% increase over the the nine months ended September 30, 2020.

Gross margin, or gross profit as a percentage of net sales, has been and will continue to be affected by a variety of factors, including the average mark-up over the cost of our products; the mix of products sold; purchasing efficiencies; the level of sales for certain third-party brands, which carry contractual profit sharing obligations; and the potential impact on freight costs arising from passing of the PACT Act amendment noted under Regulatory Developments. Our products are sourced from suppliers who may use their own third-party manufacturers, and our product costs and gross margins may be impacted by the product mix we sell in any given period. Furthermore, legacy Greenlane and legacy KushCo margins are significantly different, due to their respective customer bases, product mix and types of transactions. Legacy KushCo revenue is comprised of a stable customer base of wholesale and business to business customers, resulting in a lower-volume of transactions with a higher average transaction price and lower margin sales. Conversely, legacy Greenlane sales are comprised of business to business, retail and e-commerce sales that consist of a higher volume of transactions with lower average prices and higher margins.
Salaries, Benefits and Payroll Taxes
For the three and nine months ended September 30, 2021, salaries, benefits and payroll taxes increased by approximately $6.2 or 123% and $5.4 million or 30.5% , as compared to the same period in 2020 primarily due to an increase in wages expense is largely driven by a post-merger stock compensation expense of $3.8 million due to the acceleration of vesting periods.

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

General and Administrative Expenses

For the three and nine months ended September 30, 2021, general and administrative expenses increased approximately $4.8 million, or 44.6%, and $5.1 million, or 19.9%, as compared to the same period in 2020. The increases were primarily driven by (i) a $1.6 million increase in M&A legal and professional services related expenses and $2.9 million in directors and officers insurance expenses incurred with respect to the completed KushCo merger, (ii) a $0.5 million increase in IT subcontracted services associated with various system implementations.
Other Income (Expense), Net
Other income (expense), net decreased by approximately $1.3 million for the three months ended September 30, 2021 as compared to the same period in 2020, primarily due to a revaluation of the Eyce contingent consideration of $0.6 million and a $0.3 million loss from the change in fair value of equity investments.
Liquidity and Capital Resources
Our primary requirements for liquidity and capital are working capital, debt service related to recent acquisitions and potential future acquisitions and general corporate needs. Our primary sources of liquidity are our cash on hand and the cash flow that we generate from our operations. As of September 30, 2021, we had approximately $13.2 million of cash, of which $2.2 million was held in foreign bank accounts, and approximately $70.8 million of working capital, which is calculated as total current assets minus total current liabilities, as compared to approximately $30.4 million of cash, of which $2.3 million was held in foreign bank accounts, and approximately $54.2 million of working capital as of December 31, 2020. The repatriation of cash balances from our foreign subsidiaries could have adverse tax impacts or be subject to capital controls; however, these balances are generally available to fund the ordinary business operations of our foreign subsidiaries without legal or other restrictions.
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

We believe that our cash on hand, combined with our ability to access the capital markets, will be sufficient to fund our working capital and capital expenditure requirements, as well as our debt repayments and other liquidity requirements associated with our existing operations, for at least the next 12 months. We have an effective shelf registration statement on Form S-3 and may opportunistically conduct securities offerings from time to time in order to meet our liquidity needs.

In August 2021, we established an "at-the-market" equity offering program (the "ATM Program") that provides for the sale of shares of our Class A common stock having an aggregate offering price of up to $50 million, from time to time. Net proceeds from sales of our shares of Class A common stock under the ATM Program are expected to be used to fund potential business acquisitions and for working capital and general corporate purposes. Since the launch of the ATM program and through September 30, 2021, we sold 54,278 shares of our Class A common stock under the ATM Program, which generated gross proceeds of approximately $0.2 million.

In addition, on August 11, 2021, we completed a public offering of 4,200,000 shares of Class A common stock, 5,926,583 pre-funded warrants to purchase shares of Class A common stock and 6,075,950 standard warrants to purchase shares of Class A common stock (the “Common Stock and Warrant Offering”) for net proceeds of approximately $29.9 million.

Our opinions concerning liquidity are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity could be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors” in Item 1A of our Form 10-Q for the quarter ended June 30, 2021 and in our Annual Report on Form 10-K for the year ended December 31, 2020. Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on terms favorable to us, or at all.

Cash Flows
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash used in operating activities	$(32,028)	$(3,756)
Net cash used in investing activities	(14,256)	(3,579)
Net cash provided by (used in) financing activities	28,871	(310)
Net Cash Used in Operating Activities
During the nine months ended September 30, 2021, net cash used in operating activities of approximately $32.0 million consisted of (i) net loss of $42.3 million, offset by non-cash adjustments to net loss of approximately $7.1 million, including stock-based compensation expense of approximately $4.8 million, depreciation and amortization expense of approximately $2.4 million, and a reversal on the allowance of an indemnification receivable of approximately $1.7 million, and (ii) $3.2 million cash used in working capital primarily driven by decreases in accounts payable, accrued expenses and customer deposits of approximately $13.8 million, offset by decreases in accounts receivable, inventories, vendor deposits and other current assets of approximately $17.0 million, which included the collection of an indemnification asset of approximately $0.9 million, and the reduction of our VAT receivable balance upon the collection of a refund from the Dutch tax authorities of approximately $4.1 million.
During the nine months ended September 30, 2020, net cash used in operating activities of approximately $3.8 million was a result of a net loss of $36.8 million offset by non-cash adjustments to net loss of approximately $14.2 million, including stock-based compensation expense of approximately $0.2 million, a loss related to an indemnification asset which was not probably of recovery of approximately $2.2 million, a goodwill impairment charge of $9.0 million, and a $18.9 million increase in cash generated by working capital primarily driven by increases in accounts payable, inventories, accrued expenses and decreases in other current assets and deferred offering costs.

Net Cash Used in Investing Activities
During the nine months ended September 30, 2021, net cash used in investing activities of approximately $14.3 million consisted of (i) approximately $12.3 million of cash used for the acquisition of Eyce and KushCo, net of cash acquired, (ii) $2.3 million for capital expenditures, including development costs for our new enterprise resource planning system, and (iii) $0.3 million of cash for the purchase of intangible assets, offset by proceeds from the sale of assets held for sale of approximately $0.7 million.
During the nine months ended September 30, 2020, we used approximately $1.4 million of cash for capital expenditures, including computer hardware and software to support our growth and development and machinery to support the operations of our supply and packaging revenue stream. Additionally, we used approximately $1.8 million for the acquisition of Conscious Wholesale, and $0.3 million of cash for the acquisition of intangible assets.
Net Cash Provided by (Used in) Financing Activities
During the nine months ended September 30, 2021, net cash used in financing activities primarily consisted of cash proceeds of approximately $29.5 million from the issuance of Class A common stock in conjunction with our ATM Program and the Common Stock and Warrant Offering in August 2021 and cash proceeds of approximately $0.3 million from the exercise of stock options and warrants, offset by approximately $0.7 million in payments on other long-term liabilities, notes payable and finance lease obligations and $0.2 million in distributions.
During the nine months ended September 30, 2020, net cash used in financing activities primarily consisted of approximately $0.3 million in payments on other long-term liabilities, notes payable and finance lease obligations.
Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.
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
Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described in Item 9A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2020, which have not yet been remediated as of September 30, 2021.

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

As previously disclosed, in 2020, we began a multi-year implementation of a new enterprise resource planning (“ERP”) system, which will replace our existing core financial systems, and which we expect will be completed in early 2022. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures, based upon which, management expects to focus its allocation of organizational resources to ensure the successful implementation of the new ERP system, including as it relates to designing and implementing effective control activities. Conversely, management expects that additional efforts related to re-designing user access roles and permissions in the existing ERP system, which is expected to be decommissioned in early 2022, will be limited. Based on these considerations, and subject to management’s ongoing assessment, we do not expect that the previously reported material weaknesses related to ineffective user access controls will be considered remediated until we complete the implementation of our new ERP system. Furthermore, to remediate the previously identified material weaknesses, management will: (i) implement enhancements to company-wide risk assessment processes, (ii) enhance the Company's review and sign-off procedures for IT implementations, (iii) train responsible staff and supplement staff, (iv) supplement internal resources with third-party consultants, (v) enhance process and control documentation, and (vi) clearly identify and communicate individual employee responsibilities. We are also continuing to evaluate additional controls and procedures that may be required to remediate the previously identified material weaknesses. We cannot provide assurances that the previously reported material weaknesses will be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

On August 31, 2021, we completed our merger with KushCo. See "Note 3 - Business Acquisitions" to the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q. We are in process of integrating KushCo into our system of internal control over financial reporting. As a result of these integration activities, certain processes, controls and procedures will be evaluated and may be revised. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we excluded KushCo from our evaluation for the quarterly period ended September 30, 2021.
Also, as mentioned under "Material Weaknesses Remediation Plan and Status", in 2020 we began a multi-year implementation of a new ERP system, which will replace our existing core financial systems. The ERP system is designed to accurately maintain the Company’s financial records, enhance the flow of financial information, improve data management and provide timely information to our management team. As the phased implementation of the new ERP system progresses, we expect to continue to change certain processes and procedures which, in turn, are expected to result in changes to our internal control over financial reporting. As such changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.

There were no other changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see Note 7 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
On July 6, 2021, we issued an aggregate of 31,768 shares of Class A common stock in exchange for an equivalent number of shares of Class B common stock and Common Units of the Operating Company pursuant to the terms of our Charter and the Operating Agreement.
These shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation of Greenlane Holdings, Inc.
3.2	Second Amended and Restated By-Laws of Greenlane Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to Greenlane’s Current Report on Form 8-K, filed April 25, 2019).
4.1	Form of Standard Warrant (Incorporated by reference to Exhibit 4.1 to Greenlane's Current Report on Form 8-K, filed August 10, 2021).
4.2	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.2 to Greenlane's Current Report on Form 8-K, filed August 10, 2021).
4.3	Form of Stock Option Assumption Notice - KushCo Options (Incorporated by reference to Exhibit 99.2 to Greenlane's Registration Statement on Form S-8, filed August 31, 2021).
4.4*	Form of Assumed June 12, 2018 KushCo Warrant, dated as of August 31, 2021.
4.5*	Form of Assumed January 18, 2019 KushCo Warrant. dated as of August 31, 2021.
4.6*	Form of Assumed August 21, 2019 KushCo Warrant, dated as of August 31, 2021.
4.7*	Form of Assumed September 30, 2019 KushCo Warrant, dated as of August 31, 2021.
4.8*	Form of Assumed February 10, 2020 KushCo Warrant, dated as of August 31, 2021.
4.9*	Form of Assumed February 24, 2021 KushCo Warrant, dated as of August 31, 2021.
10.1	Form of Securities Purchase Agreement, dated August 9, 2021 (Incorporated by reference to Exhibit 10.1 to Greenlane's Current Report on Form 8-K, filed August 10, 2021).
10.2	Placement Agency Agreement, dated August 9, 2021 (Incorporated by reference to Exhibit 10.2 to Greenlane's Current Report on Form 8-K, filed August 10, 2021).
10.3	Amended and Restated Greenlane Holdings, Inc. 2019 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Greenlane's Current Report on Form 8-K, filed August 26, 2021).
10.4	KushCo Holdings, Inc. 2016 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.7 to KushCo's Quarterly Report on Form 10-Q (File No. 000-55418), filed April 15, 2019).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders’ Equity, and (iv) Condensed Consolidated Statements of Cash Flows. The instance document does not appear in the Interactive Data File because its XBRL tags are imbedded within the Inline XBRL document.

104*	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL.
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

GREENLANE HOLDINGS, INC.

Date: November 15, 2021	By:	/s/ William Mote
Chief Financial Officer