Form 10-K
period 2021-12-31
Greenlane Holdings, Inc.
filed 2022-03-31
CIK 1743745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $74.5 million based upon the closing price reported for such date on the Nasdaq Global Select Market.
As of March 28, 2022, Greenlane Holdings, Inc. had 100,479,548 shares of Class A common stock outstanding and 21,184,919 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2021.

Greenlane Holdings, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2021

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
•statements regarding laws, regulations, and policies relevant to our business;
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
•any unfavorable scientific studies on the long-term health risks of vaporizers, electronic cigarettes, or cannabis or hemp-derived products, including cannabidiol (“CBD”);

•failure of our information technology systems to support our current and growing business;
•our ability to prevent and recover from Internet security breaches;
•our ability to generate adequate cash from our existing business to support our growth;
•our ability to raise capital on favorable terms, or at all, to support the continued growth of the business;
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

Summary Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may materially and adversely affect our business, financial condition, results of operations, cash flows and prospects. These risks are discussed more fully in Item 1A. Risk Factors herein. These risks include, but are not limited to, the following:

• If we fail to manage our business and growth effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately. Furthermore, our corporate culture has contributed to our success, and if we cannot maintain this culture, we could lose the innovation, creativity, and teamwork fostered by our culture, and our business may be harmed.
•We will likely be required to seek additional financing sources, which may not be available to us on attractive terms if at all and could restrict our ability to engage in important business activities.

•Substantial sales and issuances of our Class A common stock have and may continue to occur, or may be anticipated, which have caused and could continue to cause our stock price to decline.

•The market for vaporizer products and related items is a niche market, subject to a great deal of uncertainty and is still evolving.
•We depend on third-party suppliers for our products and may experience supply shortages.
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
•Demand for the products we distribute could decrease if the suppliers of these products were to substantially the amount of goods sold directly to consumers in the sectors we serve, including direct to consumer sales conducted online.
•We may not be able to maintain existing supplier relationships or favorable terms with our suppliers, which may affect our ability to offer a broad selection of products at competitive prices and negatively impact our results of operations.

•We do not have long-term contracts with most of our customers. The agreements that we do have typically do not commit our customers to any minimum purchase volume. The loss of a significant customer may have a material adverse effect on us.
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
•Officials of the U.S. Customs and Border Protection agency (“CBP”) have broad discretion regarding products imported into the United States, and the CBP has on occasion seized imported products on the basis that such products violate the Federal Paraphernalia Law. While we believe the products that we import do not violate such law, seizures of the products we sell could have a material adverse effect on our business operations or our results of operations.
•Our business depends partly on continued purchases by businesses and individuals selling or using cannabis pursuant to state laws in the United States or national and provincial laws in Canada. Because our business is dependent, in part, upon continued market acceptance of cannabis by consumers, any negative trends could materially and adversely affect our business, financial conditions or results of operations. Additionally, we are subject to legislative uncertainty that could slow or halt the legalization and use of cannabis, which could negatively affect our business.
•Recently adopted laws prohibit the mailing of certain vaporizer products through the United States Postal Service (“USPS”) and place certain regulatory requirements on shipment of those products through other carriers. Additionally, carriers including UPS and FedEx have imposed policies restricting the shipment of vaporizers. If a significant volume of the products we carry cannot be shipped by the USPS or private carriers, or we must comply with burdensome policies and regulations, our shipping costs could increase materially and we could lose our ability to deliver products to customers in a timely and economical matter.
•The FDA has expressed growing concern about the popularity among youth of certain vaporization products, including electronic nicotine delivery systems ("ENDS") and has imposed significant regulation on ENDS products. Additional regulatory actions may further impact our ability to sell these products, as well as other vaporization products, in the United States or online.
•We and our customers may have difficulty accessing the service of banks, which may make it difficult for us and for them to sell our products.
•The scientific community has not yet extensively studied the long-term health effects of the use of vaporizers, electronic cigarettes or e-liquids products.
•Our failure to meet the continued listing requirements of Nasdaq could result in a de-listing of our common stock.

•The market price of our Class A common stock has been volatile and has declined significantly since our initial public offering and may face more volatility and price declines in the future. As a result, you may not be able to resell your shares at or above the price at which you have acquired or will acquire shares of our Class A common stock.
PART I
ITEM 1. BUSINESS
General
Founded in 2005, Greenlane is the premier global platform for the development and distribution of premium cannabis accessories, child-resistant packaging, vape solutions, and lifestyle products. In August 2021, we completed our transformational merger with KushCo Holdings, Inc. ("KushCo"), creating the leading ancillary cannabis company and house of brands. The combined company serves a diverse and expansive customer base with more than 8,500 retail locations, which includes many of the leading multi-state-operators ("MSOs") and licensed producers ("LPs"), the top smoke shops in the United States, and millions of consumers globally. In addition to enhancing our financial size and scale, along with creating an optimized platform with significant potential revenue and cost saving synergies, the merger strengthened our best-in-class proprietary owned brands and exclusive third-party brand offerings.

We have been developing a world-class portfolio of our own proprietary brands (the "Greenlane Brands") that we believe will, over time, deliver higher margins and create long-term value for our customers and shareholders. Our Greenlane Brands are comprised of child-resistant packaging innovator Pollen Gear; EYCE silicone pipes; DaVinci vaporizers; VIBES rolling papers; the Marley Natural accessory line; the K.Haring Glass Collection accessory line; Aerospaced & Groove grinders; and Higher Standards, which is both an upscale product line and an innovative retail experience with flagship stores at New York City’s famed Chelsea Market and the iconic Malibu Village in California. We also own and operate several industry-leading e-commerce platforms, including Vapor.com, Higherstandards.com, Aerospaced.com, DaVincivaporizer.com, Harringglass.com, Eycemolds.com, Canada.Vapor.com, Vaposhop.com, and recently-acquired Puffitup.com. These e-commerce platforms offer convenient, flexible shopping solutions directly to consumers.
During 2021, we took significant strides to grow our Greenlane Brands portfolio including with the March acquisition of substantially all of the assets of Eyce LLC ("Eyce") and more recently, in November 2021, the acquisition of substantially all of the assets of Organicix, LLC (d/b/a and hereinafter referred to as "DaVinci"). Furthermore, as a pioneer in the ancillary cannabis space, Greenlane is the partner of choice for many of the industry's leading MSOs, LPs, and brands, including PAX Labs, Grenco Science, Storz & Bickel, Firefly, Santa Cruz Shredder, Cookies, and CCELL.
We merchandise vaporizers, packaging, and other products in the United States, Canada and Europe and we distribute to retailers through wholesale operations and to consumers through e-commerce activities and our retail stores. We operate distribution centers in the United States, Canada, and Europe. With the completion of the distribution center consolidation and the merger with KushCo, we have established a lean and scalable distribution network that leverages a mix of leased warehoused spaces in California and Massachusetts along with third-party logistics ("3PL") locations in the United States, Canada, and Europe.
Following the successful completion of the KushCo merger, we have been reorganizing our business into two different, but complementary, business segments. The first is the Consumer Goods segment, which focuses on serving consumers across wholesale, retail and e-commerce operations—through both our proprietary brands, including Eyce, DaVinci, VIBES, Marley Natural, Keith Haring, and Higher Standards, as well as lifestyle products and accessories from leading brands, like PAX, Storz and Bickel, Grenco Science, and many more. The Consumer Goods segment forms a central part of our growth strategy, especially as it relates to scaling our own portfolio of higher-margin proprietary owned brands. In addition to our Consumer Goods segment, we have our Industrial Goods segment, which focuses on serving the premier brands, operators, and retailers through our wholesale operations by providing ancillary products essential to their growth, such as customizable packaging and vaporization solutions, including our Greenlane Brand Pollen Gear. Refer to "Note 11— Segment Reporting" within Item 8 to this Annual Report on Form 10-K for additional information on our reportable segments.
Organization
Greenlane Holdings, Inc. (“Greenlane” and, collectively with the Operating Company (as defined below) and its consolidated subsidiaries, the “Company”, "we", "us" and "our") was formed as a Delaware corporation on May 2, 2018. We are a holding company that was formed for the purpose of completing an underwritten initial public offering (“IPO”) of shares of our Class A common stock on April 23, 2019 and other related transactions in order to carry on the business of Greenlane Holdings, LLC (the “Operating Company”). The Operating Company was organized under the laws of the state of Delaware on September 1, 2015, and is based in Boca Raton, Florida. Refer to "Note 1—Business Operations and Organization" within Item 8 for further information on the Company's organization and the IPO and related transactions. We are the sole manager of the Operating Company and, as of December 31, 2021, owned a 79.7% interest in the Operating Company.
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

We believe the global cannabis industry is experiencing a transformation from a state of prohibition toward a state of legalization. We expect the number of states, countries and other jurisdictions legalizing cannabis for medical and adult use will continue to increase, which will create numerous and sizable opportunities for market participants, including us.

U.S. Cannabis Landscape

A January 2022 report of Cowen and Company, one of the leading investment banks and equity research firms serving the cannabis industry, estimated that spending in the U.S. legal cannabis market was approximately $18.9 billion in 2020 and reached approximately $25.3 billion in 2021, representing growth of approximately 33.9%. The report projects that by 2030, spending in the U.S. legal cannabis market will reach $64.9 billion, representing a compounded annual growth rate of approximately 11% over the nine-year period from 2021. Our experience and awareness of the markets in which we operate lead us to believe that demand for the types of products we distribute will grow in tandem with the industry.

The North American Cannabis Landscape

United States and Territories. Eighteen states, and the District of Columbia, have legalized cannabis for non-medical adult use with additional states, such as Oklahoma and Pennsylvania, actively considering the legalization of cannabis for non-medical adult use. An additional twenty-six states have legalized medical cannabis in some form, with certain of those states permitting only low tetrahydrocannabinol ("THC") oils for a limited class of patients. Only six states continue to prohibit cannabis entirely. Notwithstanding the continued trend toward further state legalization, cannabis continues to be categorized as a Schedule I controlled substance under the Federal Controlled Substances Act (the “CSA”) and, accordingly, the cultivation, processing, distribution, sale and possession of cannabis violate federal law in the United States as discussed further in Item 1A under the heading "Risk Factors." Our business depends partly on continued purchases by businesses and individuals selling or using cannabis pursuant to state laws in the United States or Canadian and provincial laws.

We believe support for cannabis legalization in the United States is gaining momentum. According to a November 2021 poll by Gallup, public support for the legalization of cannabis in the United States has increased from approximately 12% in 1969 to approximately 68% in 2021. In 2020, five states passed ballot initiatives legalizing either adult use or medical cannabis. In 2021, Connecticut, New Mexico and Virginia legalized adult use cannabis, in addition to several more states legalizing medical cannabis, further evidencing the continued momentum of state legalization initiatives, as well as the public's support for cannabis legalization.

The following map from the National Cannabis Industry Association illustrates the states that have fully legalized adult-use cannabis (for medical and recreational purposes), states that have partially legalized cannabis (for medical purposes only), and states that have legalized cannabis use in a limited capacity (as of February 17, 2022).

Canada.

Legal access to dried cannabis for medical purposes was first allowed in Canada in 1999. The Cannabis Act (the “Cannabis Act”) currently governs the production, sale and distribution of medical cannabis and related oil extracts in Canada.

On April 13, 2017, the Government of Canada introduced Bill C-45, which proposed the enactment of the Cannabis Act to legalize and regulate access to cannabis. The Cannabis Act proposed a strict legal framework for controlling the production, distribution, sale and possession of medical and recreational adult-use cannabis in Canada. On June 21, 2018, the Government of Canada announced that Bill C-45 received Royal Assent. On July 11, 2018, the Government of Canada published the Cannabis Regulations under the Cannabis Act. The Cannabis Regulations provide more detail on the medical and recreational regulatory regimes for cannabis, including regarding licensing, security clearances and physical security requirements, product practices, outdoor growing, packaging and labelling, cannabis-containing drugs, document retention requirements, reporting and disclosure requirements, the new access to cannabis for medical purposes regime and industrial hemp. The majority of the Cannabis Act and the Cannabis Regulations came into force on October 17, 2018, with additional Cannabis regulations coming into effect on October 17, 2019.

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

Currently, Germany, Italy, Austria, Czech Republic, Finland, Portugal, Spain, the Netherlands, Denmark, Greece, Croatia, North Macedonia, Poland, Turkey, Malta, Romania, Belgium, Estonia, Lithuania, Moldova, Norway, San Marino, Sweden, Switzerland, Luxembourg, Cyprus, France, the U.K and Ireland allow limited cannabis use for medicinal purposes, with some of those countries operating pilot programs. It has been widely reported that other countries are considering following suit. Additionally, certain countries in Europe, including Germany, are considering the adoption of laws that would legalize cannabis for adult use.

Product Information

Consumers of cannabis, herbs, flavored compounds, aromatherapy oils and nicotine require the types of products we distribute, including vaporizers, pipes, rolling papers and packaging. Producers of cannabis products are able to source compliant packaging, vape hardware and other products needed in the manufacturing and distribution stages of the supply chain. We believe we distribute the “picks & shovels” for these rapidly-growing industries and producers. As the world of cannabis and its respective aesthetic continues to expand, we strive to keep our product mix relevant, popular, and innovative; offering an array of products from vaporizers, grinders, to rolling papers and apparel lines. As our product offerings continue to develop and expand, we expect our revenue by categories to increase accordingly.

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

Vaporization Technology. Consumers have a wide array of vaporization devices at their disposal, which can be broadly categorized into two primary categories: desktop and portable vaporizers. Our vaporizer offering spans over 230 distinct products across 30 brands.

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

Our Competitive Strengths

We attribute our success to the following competitive strengths:

A Clear Market Leader in an Attractive Industry.

We are a leading global platform for the development and distribution of premium cannabis accessories, packaging, vape solutions, and lifestyle products, reaching over 8,500 retail locations, including, licensed cannabis dispensaries, smoke shops, and specialty retailers. We also own and operate one of the industry’s most visited North American direct-to-consumer e-commerce websites, Vapor.com, as well as several industry-leading e-commerce platforms, including Higherstandards.com, Aerospaced.com, DaVincivaporizer.com, Vaposhop.com, and Eycemolds.com.

Market Knowledge and Understanding.

Because of our experience and our extensive, long-term industry relationships, we believe we have a deep understanding of customer needs and desires in our Industrial Goods and Consumer Goods business segments. This allows us to influence customer demand and the pipeline between product manufacturers, suppliers, advertisers and the marketplace.

Comprehensive and Best-in-Class Product Offering.

We offer a curated portfolio of products and accessories across all major categories with diverse, best-in-class offerings that cater to our customers' needs. This comprehensive and best-in-class product offering creates a “one-stop shop" for many of our customers and positively distinguishes us from our competitors. In addition, we have carefully cultivated a portfolio of well-known brands and premium products and have helped many of the brands we distribute to become established names in the industry.

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

Experienced and Proven Management Team Driving Organic and Acquisition Growth.

We believe our management team is among the most experienced in the industry. Our senior management team brings experience in cannabis, accounting, mergers and acquisitions, financial services, consumer-packaged goods, retail operations, third-party logistics, information technology, product development and specialty retail, and an understanding of the cultural nuances of the industry that we serve.

Our Operating Strategies

We intend to leverage our competitive strengths to increase shareholder value through the following core strategies:

2022 Plan to Accelerate Path to Profitability and Capitalize the Business

In March 2022, we implemented a new strategic plan (the "2022 Plan") to accelerate our path to profitability and capitalize the business in a non-dilutive manner by reducing our headcount and facility footprint, selling the Company's headquarters, disposing non-core assets, discontinuing and selling lower-margin third-party brands, and securing an asset based loan to support the Company's long-term working capital needs.

Management believes that the 2022 Plan will significantly reduce costs, help accelerate the Company's path to profitability, support the growth of the business in a non-dilutive manner, and allow the Company to reinvest capital into its highest margin and highest growth potential product lines, such as its Greenlane Brands.

Developing A World-Class Portfolio of Proprietary Brands.

We intend to continue to develop a portfolio of our own proprietary brands, which over time has helped to improve our blended margins and create long-term value. Our brand development is based upon our proprietary industry intelligence that allows us to identify market opportunities for new brands and products. We leverage our distribution infrastructure and customer relationships to penetrate the market quickly with our proprietary brands and to gain placement in thousands of stores. Currently, we sell such products directly to consumers through our brand websites and our e-commerce properties. Our existing proprietary Greenlane Bands include VIBES Rolling Papers, Eyce silicone pipes, DaVinci vaporizers, Pollen Gear, the Marley Natural accessory line, Aerospaced & Groove grinders, Marley Natural, K. Haring Glass Collections, and Higher Standards.

In creating, acquiring, and expanding our proprietary brands, we intend to stay mindful of our key supplier relationships and to identify opportunities within our product portfolio and in the market where we can introduce or acquire compelling products that do not directly compete with the products of our core suppliers.

Enhance Our Operating Margins.

We expect to enhance our operating margins as our business expands through a combination of additional product purchasing discounts, reduced inbound and outbound shipping and handling rates, reduced transaction processing fees, increased operating efficiencies and realization of benefits through leveraging our existing assets and distribution facilities. Additionally, we expect that our operating margins will increase as our product mix continues to evolve to include a greater portion of our proprietary branded products. We are committed to supporting our proprietary brands, such as DaVinci, Eyce, Higher Standards, VIBES and Pollen Gear, which offer significantly higher gross margins than supplier-branded products.

Build Upon Strong Customer and Supplier Relationships to Expand Organically.

Our North American footprint and broad supplier relationships, combined with our regular interaction with our large and diverse customer base, provides us key insights and positions us to be a critical link in the supply chain for premium vaporization products and consumption accessories. Our suppliers benefit from access to more than 8,500 brick and mortar retail locations as we are a single point of contact for improved production, planning and efficiency. Our customers, in turn, benefit from our market leadership, talented sales associates, broad product offerings, high inventory availability, timely delivery and exceptional customer services. We believe our strong customer and supplier relationships will enable us to expand and broaden our market share in the premium vaporization products and consumption accessories marketplace and expand into new categories.

Execute on Identified Operational Initiatives.

We continue to evaluate operational initiatives to improve our profitability, enhance our supply chain efficiency, strengthen our pricing and category management capabilities, streamline and refine our marketing process and invest in more sophisticated information technology systems and data analytics. In addition, we continue to further automate our distribution facilities and improve our logistical capabilities. We are also taking steps to transition to a more centralized model with fewer, larger, highly automated facilities. Prior to our merger with KushCo, KushCo made significant progress in 2021 towards this goal through closing two 3PL facilities and five self- managed warehouses (Washington, Michigan, and California), as well as consolidating into our new Moreno Valley, single-site California warehouse, which will streamline processes and further reduce operational costs going forward. We believe we will continue to benefit from these and other operational improvements.

Pursue Value-Enhancing Strategic Acquisitions.

Through our acquisitions of VaporNation (Better Life Holdings, LLC), Pollen Gear LLC, and Conscious Wholesale, we have added new markets within the United States and Europe, new product lines, talented employees and operational best practices. On March 2, 2021, we acquired substantially all the assets of Eyce, which further diversified our Greenlane Brand offerings through the integration of Eyce premium silicon smoking products and accessories. Effective November 30, 2021, we acquired DaVinci, which expanded our Greenlane Brands portfolio and intellectual property pipeline through the integration of DaVinci premium portable vaporizers. Given our current stock price level, we have decided to temporarily pause our acquisition activity. Once our stock price increases to a level that we believe is sufficient for accretive acquisitions, we intend to resume these strategic acquisitions to grow our market share and enhance leadership positions by taking advantage of our scale, operational experience and acquisition know-how to pursue and integrate attractive targets. We believe we have significant opportunities to add product categories through our knowledge of our industry and possible acquisition targets.

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
Business Seasonality
We have historically experienced only moderate seasonality in our Consumer Goods business, particularly during the fourth quarter, which coincides with Cyber Monday (the first Monday after Thanksgiving, when online retailers typically offer holiday discounts), and as our customers build up their inventories in anticipation of the holiday season and for which we have related promotional marketing campaigns. Our Industrial Goods business is generally not affected by seasonality.
Human Capital Resources

As of March 15, 2022, we had 256 full-time employees. Approximately 200 were employed in the U.S., 2 were employed in Canada, and 54 were employed in Europe. None of our employees are represented by a labor union. We have never experienced a labor-related work stoppage.

As part of our 2022 Plan, we completed a reduction in force in March 2022, which we expect to result in approximately $8.0 million in annualized cash compensation cost savings. We believe our current headcount and resources are sufficient to execute our plan of achieving profitability in the near-term, while remaining flexible to scale our hiring as industry demand and our sales grow.

As we mention in our core operating strategies, we aim to be the employer of choice, as our employees are the key drivers of our success. We aim to recruit, train, promote and retain the most talented and success-driven personnel in the industry. Our industry knowledge and scale provide opportunities for our employees to obtain structured training and career path opportunities across all departments and positions. We are a company that operates with three core values: never settle, never follow, and never disrespect.

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

Our Human Resources and Safety teams are continuing to communicate to our employees as more information is available and continues to evaluate our operations considering federal, state, and local guidance.

Culture and Engagement

Everything we do is powered by our vision and core values and our culture reflects that. As a result, we enjoy a highly motivated and skilled work force committed to our company. We send out regular employee engagement surveys, and in consultation with our employees we have addressed several opportunities to further improve our culture. By being open, honest, and transparent, our employees feel more actively engaged in our success.

Total Rewards and Pay Equity

We strive to attract and retain diverse, high caliber employees who raise the talent bar by offering competitive compensation and benefit packages, regardless of their gender, race, or other personal characteristics. We regularly review and survey our compensation and benefit programs against the market to ensure we remain competitive in our hiring practices. We provide employee salaries that are competitive and consider factors such as an employee’s role and experience, the location of their job and their performance. In addition to our competitive salaries, to enhance our employees’ sense of participation in the company and to further align their interests with those of our stockholders, we offer equity packages to all employees.

Development and Retention

We strive to hire, develop, and retain talent that continuously raises the performance bar. We encourage, support, and compensate our employees based on our philosophy of recognizing and rewarding exceptional performance. We believe that performance and development is an ongoing process in which all employees should be active participants. Individual and company key performance goals are linked to employee compensation, and we have begun work on a Greenlane Learning and Development curriculum that will include a blended approach to both in person and virtual learning.

Competition

Business-to-Business. We operate in an evolving industry in which the market and its participants remain highly fragmented. Although it is difficult to find reliable independent research, we believe there is a vast number of potential B2B customers in North America comprised of licensed cannabis dispensaries, smoke shops, and specialty retailers. We currently serve over 8,500 of these retail locations. Our B2B customers compete primarily on the basis of the breadth, style, quality, pricing and availability of merchandise, the level of customer service, brand recognition and loyalty. We successfully reach our B2B customers through our direct sales force and other marketing initiatives, and provide them with our strategically-curated mix of brands and products, merchandise planning strategies and exceptional customer service. Among vaporizer product distributors, we compete against both suppliers and other distributors. A number of suppliers choose to distribute directly in some sales channels and may also operate their own e-commerce platforms. We face competition from many small privately-owned regional distributors that carry a narrow range of products. We believe there are only a select few wholesale distributors carrying a complete line of premium vaporization products and consumption accessories.

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

Trademarks

We own a number of registered trademarks and service marks, including without limitation, trademarks in the relevant classes of goods for Greenlane, Higher Standards, VIBES, Aerospaced, Groove, Pollen GearTM, Eyce, and most recently DaVinci. We also license certain trademarks and other intellectual property, most notably those associated with our Marley Natural and K. Haring Glass Collection brands. Solely for convenience, trademarks and trade names referred to in this Form 10-K may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. In addition, this Form 10-K contains trade names, trademarks and service marks of other companies that we do not own. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies. We believe our largest trademarks are widely recognized throughout the world and have considerable value. The duration of trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

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

We believe the continuing trend of states’ legalization of medicinal and adult-use cannabis is likely to contribute to an increase in the demand for many of our products. In the 2020 election, voters approved ballot initiatives legalizing adult-use cannabis in New Jersey, Arizona, Montana and South Dakota. Voters also approved initiatives legalizing medical marijuana in Mississippi and South Dakota. In 2021, Connecticut and Virginia passed measures legalizing adult-use cannabis. Other states appear likely to legalize either medical or adult-use cannabis in 2022 and beyond. However, we can provide no assurances that additional states will legalize cannabis.

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

In response to health concerns and concerns about people under the age of eighteen using vaping products, several localities, states, and the federal government have enacted measures restricting the sale of certain types of vaping products. For example, on December 20, 2019, legislation was signed into law that raised the federal minimum age of sale for tobacco products from 18 to 21. Additionally, the federal government, as well as some state, provincial, and local governments have enacted or plan to enact laws and regulations that restrict the sale of certain types of vaping products. For example, several states and localities have implemented bans on certain flavored vaping products in an effort to reduce the appeal of such products to minors and some localities have banned the sale of nicotine vaping products entirely. Other states, including Arkansas, Maine, Utah, and Vermont have banned the sale of vaporizers direct to consumers through mail. Other laws banning certain vaping products or restricting the manner in which they may be sold have been adopted in Arkansas, Massachusetts, New York, New Jersey, Maryland, Rhode Island, Vermont, Utah and Maine among other jurisdictions. Taken together, these federal, state, and provincial restrictions on vaping products materially and adversely affect our revenues. The ultimate impact of these policy developments will depend upon, among other things, the types and quantities of products we sell that are encompassed by each ban, the success of legal challenges to the bans, our suppliers' actions to adapt to actual and potential regulatory changes, and our ability to provide alternative products.

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

The Consolidated Appropriations Act, 2021, which was signed into law on December 27, 2020, contains provisions that prohibit the mailing of electronic nicotine delivery systems ("ENDS") through the United States Postal Service (“USPS”) and place certain regulatory requirements on shipment of ENDS through other carriers. Certain private carriers, including UPS and FedEx, also have policies restricting or prohibiting the shipment of many vaporization products we sell. On December 30, 2021, the USPS granted us an exception that permits Greenlane to continue shipping ENDS business to business via the USPS. This exception, combined with our use of alternative carriers, permits us to continue shipping almost all of our products to the vast majority of our customers, provided that we continue to meet all regulatory requirements. While we currently retain our ability to ship products to customers, additional legal or policy changes concerning the shipment of vaporizers could increase our costs materially and deprive us of our ability to timely deliver certain products to certain types of customers.

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

Risks Related to Our Business and Industry

Due to our low cash balance and negative cash flow, unless we raise additional capital we may have to further reduce our costs by curtailing future operations to continue as a business, and substantial doubt may be raised about our ability to continue as a going concern.

Our ability to fund our capital requirements out of our available cash and cash generated from our operations in the future will depend on many factors, but largely on our ability to (i) increase sales of our products, (ii) raise capital on favorable terms, and (iii) generate positive cash flow and/or profits from our operations. It is possible that we may not be able to find financing in the capital markets or from lenders on acceptable terms or at all in the future. If we are not successful in generating needed funds from operations or in equity or debt capital raising transactions, we may need to further reduce our costs, which measures could include selling or consolidating certain operations or assets, and delaying, canceling or scaling back product development and marketing programs. In March 2022, we announced a reduction in headcount and our intent to pursue certain other cost saving initiatives, conducting a sale leaseback of our headquarters, discontinuing lower-margin sales, raising prices and securing an asset backed loan. We can provide no assurances that we will be successful in executing such cost saving measures or that such cost-saving measures will be sufficient even if successfully effected. These measures could materially and adversely affect our ability to operate profitably. In addition, our low cash balance and negative cash flow may cause an inability to pay our vendors on time, purchase all the inventory we need, and meet various other obligations going forward. Also, if we are not successful in generating funds from operations or from capital raising transactions, substantial doubt may be raised about our status as a going concern.

We will likely be required to seek additional financing sources, which may not be available to us on attractive terms if at all and could restrict our ability to engage in certain business activities.

Because we have not had access to the debt markets on attractive terms, we have been required to issue equity under our at-the-market offering program (“ATM Program”) at prices that are dilutive to stockholders. We may be forced to continue to seek equity capital at dilutive prices through our ATM Program or otherwise if other financing is not available to us to fund our working capital needs. In the past, because of the nature of our industry, we have had difficulties establishing relationships with certain financial institutions and may continue to face such difficulties. As a result, indebtedness or other forms of financing may not be available to us on attractive terms or at all. For example and as described in greater detail below, in December 2021 following negotiation with traditional financial institutions, we elected to enter into a Secured Promissory Note with Aaron LoCascio, our co-founder, former Chief Executive Officer and President, and a current director of the Company, in which Mr. LoCascio agreed to provide us with an $8.0 million bridge loan at a simple interest rate of 15.0% (the “Bridge Loan”). Furthermore, we may have to seek financing from non-traditional sources such as private equity and hedge funds, which may require us to give up significant governance or other rights or agree to economic and other terms that are not favorable.

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
•restrict our ability to make distributions to stockholders; and
•require us to satisfy minimum financial coverage ratios, minimum net worth requirements, maximum leverage ratios, or other financial covenants.

Our narrow margins may magnify the impact of variations in operating costs and of adverse or unforeseen events on operating results.

We are subject to intense price competition. As a result of this and other factors, our gross and operating margins have historically been narrow, and we expect them to continue to be narrow. Narrow margins magnify the impact of variations in operating costs and of gross margin and of unforeseen adverse events on operating results. Continued increases in costs, such as the cost of merchandise, wage levels, shipping rates, import duties and fuel costs, may negatively impact our margins and profitability. We are not always able to raise the sales price to offset cost increases or to effect increased operating efficiencies in response to increasing costs. If we are unable to maintain our margins in the future, it could have a material adverse effect on our business, results of operations and financial condition. If we become subject to increased price competition in the future, we cannot assure you that we will not lose market share, that we will not be forced to reduce our prices and further reduce our margins, or that we will be able to compete effectively.

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

If we fail to retain key personnel and hire, train and retain qualified employees, we may not be able to compete effectively, which could result in reduced revenue or increased costs.

Our success is highly dependent on the continued services of key management and technical personnel. Our management and other employees may voluntarily terminate their employment at any time upon short notice. The loss of the services of any member of the senior management team, including our Chief Executive Officer, Nicholas Kovacevich; our Chief Financial Officer, William Mote; our Chief Operating Officer, Rodrigo de Oliveira; our General Counsel, Douglas Fischer; or any of the managerial or technical staff may significantly delay or prevent the achievement of product development, our growth strategies and other business objectives. Additionally, the recently announced departure of Adam Schoenfeld, our Chief Marketing Officer (effective March 31, 2022), may impede the achievement of our objectives. Our future success will also depend on our ability to identify, recruit and retain additional qualified technical and managerial personnel. We operate in several geographic locations where labor markets are particularly competitive, where demand for personnel with these skills is extremely high and is likely to remain high. As a result, competition for qualified personnel is intense, particularly in the areas of general management, finance, engineering and science, and the process of hiring suitably qualified personnel is often lengthy and expensive and may become more expensive in the future. If we are unable to hire and retain a sufficient number of qualified employees, our ability to conduct and expand our business could be seriously reduced.

Our failure to meet the continued listing requirements of Nasdaq could result in a de-listing of our common stock.

If we fail to continue to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq will take steps to de-list our Class A common stock. As a result of several factors, including but not limited to our financial performance, market sentiment about the cannabis industry, the ongoing outbreak of COVID-19, recent volatility in the financial markets generally due to the expectation of a tightening in monetary policy by the U.S. Federal Reserve and other geopolitical events, the per share price of our Class A common stock has declined below the minimum bid price threshold required for continued listing. Such a de-listing would likely have a negative effect on the price of our Class A common stock and would impair your ability to sell or purchase our Class A common stock when you wish to do so, as well as adversely affect our ability to issue additional securities and obtain additional financing in the future.

On February 25, 2022, we received a deficiency notice from Nasdaq (the “Deficiency Notice”) informing us that our Class A common stock had failed to comply with the $1.00 minimum bid price required for continued listing under Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”) based upon the closing bid price of our Class A common stock for the 30 consecutive business days prior to the date of the Deficiency Notice. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been given 180 calendar days from February 25, 2022, or until August 24, 2022, to regain compliance with Rule 5550(a)(2). If at any time before August 24, 2022, the bid price of our Class A common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Nasdaq will provide written confirmation that we have regained compliance.

If we do not regain compliance with Rule 5550(a)(2) by August 24, 2022, we may be afforded a second 180 calendar day period to regain compliance. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the minimum bid price requirement. In addition, we would be required to notify Nasdaq of our intent to cure the deficiency during the second compliance period.

In the event of a de-listing, we would take actions to restore our compliance with Nasdaq Marketplace Rules, but we can provide no assurances that the listing of our Class A common stock would be restored, that our Class A common stock will remain above the Nasdaq minimum bid price requirement or that we otherwise will remain in compliance with the Nasdaq Marketplace Rules.

We have at times experienced rapid growth, both domestically and internationally, and expect continued future growth, including growth from additional acquisitions. If we fail to manage our business and growth effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately. Furthermore, our corporate culture has contributed to our success, and if we cannot maintain this culture, we could lose the innovation, creativity, and teamwork fostered by our culture, and our business may be materially and adversely affected.

Our success will depend, in part, on our ability to manage our business and its growth, both domestically and internationally, including the integration of KushCo following the merger. Any growth in, expansion of, or shift in the focus of our business is likely to continue to place a strain on our management and administrative resources, infrastructure and systems. As with other businesses, we expect that we will need to further refine and expand our business development capabilities, our systems and processes and our access to financing sources. We will also need to hire, train, supervise, and manage new employees. These processes are time consuming and expensive and will increase management responsibilities and divert management attention. We cannot assure that we will be able to:

•optimize our product offerings effectively or efficiently or in a timely manner, if at all;
•achieve expected synergies or other anticipated benefits;
•allocate our human resources optimally;
•meet our capital needs;
•identify and hire qualified employees or retain valued employees;
•effectively incorporate the components of any business or product line that we may acquire in our effort to achieve growth; or
•continue to grow our business.

Our inability or failure to manage our business and its growth effectively could harm our business and materially adversely affect our operating results and financial condition. In addition, we believe that an important contributor to our success has been and will continue to be our corporate culture, which we believe fosters innovation, teamwork and a passion for our products and customers. As a result of our rapid growth, we may find it difficult to build and maintain our strong corporate culture, which could limit our ability to innovate and operate effectively. Any failure to preserve our culture could also negatively affect our ability to retain current and recruit new personnel, continue to perform at current levels or execute on our business strategy.

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

We depend on third-party suppliers for our products and may experience supply shortages which could have a material adverse effect on our business.

We depend on third-party suppliers for our vaporization products and consumption accessories product offerings. Our customers associate certain characteristics of our products, including the weight, feel, draw, flavor, packaging and other unique attributes, to the brands we market, distribute and sell. In the future, we may have difficulty obtaining the products we need from our suppliers as a result of unexpected demand or production difficulties that might extended lead times, as well as due to constraints relating to our low cash position. Also, products may not be available to us in quantities sufficient to meet our customer demand. Any interruption in supply and/or consistency of these products may adversely impact our ability to deliver products to our customers, may harm our relationships and reputation with our customers, and may have a material adverse effect on our business, results of operations and financial condition. Interruptions in supply or consistency of products could arise for a number of reasons, including but not limited to economic and civil unrest, epidemics/pandemics, such as the coronavirus (COVID-19), embargoes, and sanctions.

We may enter into new markets or lines of business that offer new products and services, or may expand existing lines of business, which may subject us to additional risks.

From time to time, we may enter into new markets or lines of business that entail offering new products and services, or may expand existing lines of business. For example, our merger with KushCo significantly expanded our exposure to the leading MSOs and LPs, as well as a presence on the West Coast. In November 2021 we completed the acquisition of DaVinci, which further supplemented our existing vaporization product offerings. Our historical experience in these markets does not ensure that we will be able to successfully operate expended lines of business or will be successful in launching new products or entering new markets. In addition, external factors, such as competitive alternatives, potential conflicts of interest, either real or perceived, and shifting market preferences, in addition to our lack of experience with or knowledge of new lines of business or markets may impact our implementation, expansion and operation of new and existing lines of business. Other related risks include:

•the potential diversion of management’s attention, available cash, and other resources from our existing businesses;
•unanticipated liabilities or contingencies;
•compliance with additional regulatory burdens;
•potential damage to existing customer relationships, lack of customer acceptance or an inability to attract new customers; and
•the inability to compete effectively in the new line or expanded line of business or in a new market.

Failure to successfully manage these risks in the implementation, expansion or operation of new and existing lines of business and markets or the offering of new products or services could have a material adverse effect on our reputation, business, results of operations and financial condition.

A significant percentage of our revenue is dependent on sales of products from a relatively small number of key suppliers, and a decline in sales of products from these suppliers could materially harm our business.

A significant percentage of our revenue is dependent on sales of products, primarily vaporizers and related components, that we purchase from a small number of key suppliers, including CCELL, PAX Labs, Grenco Science, and Storz & Bickel. For example, products manufactured by CCELL represented approximately 15.2% and —% of our net sales in the years ended December 31, 2021 and 2020, respectively, and products manufactured by PAX Labs represented approximately 10.7% and 14.5% of our net sales in the years ended December 31, 2021 and 2020, respectively. Products manufactured by Grenco Science represented approximately 9.0% and 13.5% of our net sales in the years ended December 31, 2021 and 2020, respectively, and products manufactured by Storz & Bickel represented approximately 9.6% and 12.7% of our net sales in the years ended December 31, 2021 and 2020, respectively. A decline in sales of any of our key suppliers’ products, whether due to decreases in supply of, or demand for, their products, termination of our agreements with them, regulatory actions or otherwise, could have a material adverse impact on our sales and earnings and adversely affect our business.

There is uncertainty related to the regulation of vaporization products and certain other consumption accessories. Increased regulatory compliance burdens, no matter how they arise, could have a material adverse impact on our business development efforts and our operations.

United States

There is uncertainty regarding whether, in what circumstances, how and when the FDA will seek to enforce the tobacco-related provisions of the Federal Food, Drug, and Cosmetic Act ("FFDCA") relative to vaporizer hardware and accessories that can be used to vaporize cannabis and other material, including electronic cigarettes, rolling papers and glassware, in light of the potential for dual use with tobacco.

Through amendments to the FFDCA, the Tobacco Control Act established, by statute, that the FDA has oversight over specific types of tobacco products (cigarettes, cigarette tobacco, roll-your-own (“RYO”) tobacco, and smokeless tobacco) and granted the FDA the authority to “deem” other types of tobacco products as subject to the statutory requirements. In addition to establishing authority, defining key terminology, and setting adulteration and misbranding standards, the Tobacco Control Act established FDA’s authority over tobacco products in a number of areas such as: submission of health information to the FDA; registration with the FDA; premarket authorization requirements; good manufacturing practice requirements; tobacco product standards; notification, recall, corrections, and removals; records and reports; marketing considerations and restrictions; post-market surveillance and studies; labeling and warnings; and recordkeeping and tracking. Although the vast majority of our vaporizer products are not subject to these regulations because they are not intended for use with tobacco or nicotine, changes in law, regulation, or policy that subject a greater portion of our products to these regulations could occur.

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

Deemed new tobacco products include, among other things: products such as electronic cigarettes, electronic cigars, electronic hookahs, vape pens, certain vaporizers and e-liquids and their components or parts (such as tanks, coils and batteries) (“ENDS”). The FDA’s interpretation of components and parts of a tobacco product includes any assembly of materials intended or reasonably expected to be used with or for the human consumption of a tobacco product. In a 2017 decision of the D.C. Circuit court, the court upheld the FDA’s authority to regulate ENDS even though they do not actually contain tobacco, and even if the products could be used with nicotine-free e-liquids.

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

The FDA has announced its intention to take enforcement measures related to ENDS products offered for sale after September 9, 2020 for which the manufacturers had not submitted a PMTA. Following that date, the FDA did in fact take actions against certain manufacturers of ENDS products for which a PMTA had not been submitted. Accordingly, and in light of the laws noted above, premarket authorizations will be necessary for us to continue our distribution of any vaporizer hardware and accessories that meet the FDA's definition of ENDS. While we do not believe vaporizers intended for use with non-tobacco substances meet the FDA's definition of ENDS, it is possible that the FDA could require premarket authorization for such products.

Our suppliers who make vaporizers that are currently, or in the future become, subject to FDA regulation must timely file applications for the appropriate authorizations so that we may continue selling their products in the United States. We have no control over the content of those applications, and we have no assurances that the outcome of the FDA’s review will result in authorization of the marketing of these products. If the FDA establishes or applies review standards or processes that our suppliers are unable or unwilling to comply with, our business, results of operations, financial condition and prospects would be adversely affected.

The anticipated costs to our suppliers of complying with future FDA regulations will be dependent on the rules issued by the FDA, the timing and clarity of any new rules or guidance documents accompanying these rules, the reliability and simplicity (or complexity) of the electronic systems utilized by the FDA for information and reports to be submitted, and the details required by the FDA for such information and reports with respect to each regulated product. Any failure to comply with existing or new FDA regulatory requirements could result in significant financial penalties to us or our suppliers, which could ultimately have a material adverse effect on our business, results of operations, financial condition and ability to market and sell our products. Compliance and related costs could be substantial and could significantly increase the costs of operating in the vaporization products and certain other consumption accessories markets.

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

Additionally, as discussed elsewhere in these Risk Factors and under the heading Regulatory Developments, the Consolidated Appropriations Act, 2021 expanded the range of products encompassed by the Prevent All Cigarette Trafficking Act (the "PACT Act") to include ENDS. This development could severely restrict our ability to ship many of the products we sell, as well as place costly regulatory burdens on such shipments.

At the state level, over 25 states have implemented statewide regulations that prohibit vaping in public places. As discussed elsewhere in these Risk Factors and under the heading Regulatory Developments, a number of states and cities have also implemented bans or restrictions on the sale of vaporizers and accessories, as well as flavored tobacco products, including vaping liquids and menthol cigarettes. There may, in the future, also be increased regulation of additives in smokeless products and internet sales of vaporization products and certain other consumption accessories. The application of either or both of current federal, state, and local, laws, and of any new laws or regulations which may be adopted in the future at the federal, state, or local level, to vaporization products, consumption accessories or such additives could result in additional expenses and require us to change our advertising and labeling, and methods of marketing and distribution of our products, any of which could have a material adverse effect on our business, results of operations and financial condition.

Canada

On May 23, 2018, the Tobacco and Vaping Products Act (“TVPA”) became effective, and now governs the manufacture, sale, labeling and promotion of vaping products sold in Canada. The TVPA replaced the former Tobacco Act (Canada) and established a legislative framework that applies to vaping products, whether or not they contain nicotine. The TVPA prescribes high-level requirements in relation to vaping products, with regulations governing specific topics such as nicotine concentration and the promotion of vaping products. Other regulations remain forthcoming and there remains a high degree of uncertainty with respect to the compliance landscape for vaping products. As such, there can be no assurance that we will initially be in total compliance, remain competitive, or financially able to meet future requirements administered pursuant to the TVPA.

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

Europe

Throughout Europe, several countries’ laws implementing the European Union Tobacco Products Directive (“TPD”) impose strict regulations on the approval, sale, and advertising of e-cigarettes. While we do not sell or market any material amount of products that we believe fall within the definition of e-cigarettes in Europe, if vaporization products we sell are found to fall within the scope of laws implementing the TPD, we would be unable to continue selling those products in certain countries, which may have a material adverse effect on our business, results of operations, and financial condition.

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

Demand for the products we distribute could decrease if the trend of our suppliers selling products directly to consumers or retailers continues or accelerates.

Retailers and consumers of vaporization products and consumption accessories have historically purchased certain amounts of these products directly from suppliers. Recently, direct to consumer sales of vaporization products and consumption accessories have accelerated, consistent with broader sales trends. If our customers were to increase their purchases of products directly from suppliers, or if suppliers further increase their efforts to sell such products directly to consumers or retailers, we could experience a significant decrease in our business, results of operations and financial condition. These, or other developments that remove us from, or limit our role in, the distribution chain, may harm our competitive position in the marketplace and reduce our sales and earnings and adversely affect our business.

We are vulnerable to third-party transportation risks, including governmental laws and common carriers' policies that prevent the shipment of the types of products we sell.

We depend on fast and efficient shipping services to distribute our products. Any prolonged disruption of these services may have a material adverse effect on our business, financial condition and results of operations. Rising costs associated with transportation services used by us to receive or deliver our products, including tariffs, as well as delays as a results of factors outside of our control, including the COVID-19 pandemic, have had and may continue to have a material adverse effect on our business, financial condition and results of operations.

The Consolidated Appropriations Act, 2021, which was signed into law on December 27, 2020, contains provisions that prohibit the mailing of ENDS through the United States Postal Service (“USPS”) and place certain regulatory requirements on shipment of ENDS through other carriers. Certain private carriers, including UPS and FedEx, also have policies restricting or prohibiting the shipment of certain vaporization products we sell, requiring us to occasionally rely upon smaller carriers that are more expensive and serve fewer geographic areas. Although we received USPS approval in December 2021 for a business and regulatory exception to the PACT Act (the “PACT Act Exception”) permitting us to ship ENDS to other PACT Act compliant businesses, there can be no assurances that we will be able to maintain the PACT Act Exception or that the USPS will not elect to rescind the PACT Act Exception. Additional legal or policy changes concerning the shipment of vaporizers could increase our costs materially and deprive us of our ability to timely deliver certain products to certain types of customers . Additionally, rising costs associated with transportation services used by us to receive or deliver our products (including tariffs) and prohibitions on the use of certain shipping services for specified products, may have a material adverse effect on our business, financial condition and results of operations.

We do not have long-term agreements or guaranteed price or delivery arrangements with most of our suppliers. The loss of a significant supplier would require us to rely more heavily on our other existing suppliers or to develop relationships with new suppliers. Such a loss may have an adverse effect on our product offerings and our business.

While we have long-term distribution agreements with certain of our suppliers, consistent with industry practice, we do not have guaranteed price or delivery arrangements with most of our suppliers. We generally make our purchases through purchase orders. As a result, we have experienced and may in the future experience inventory shortages or price increases on certain products. Furthermore, our industry occasionally experiences significant product supply shortages, and we sometimes experience customer order backlogs due to the inability of certain suppliers to make available to us certain products as needed. We cannot provide assurances that suppliers will maintain an adequate inventory of products to fulfill our orders on a timely basis, or at all, or that we will be able to obtain particular products on favorable terms, or at all. Additionally, we cannot provide assurances that product lines currently offered by suppliers will continue to be available to us. A decline in the supply or continued availability of the products of our suppliers, or a significant increase in the price of those products, could reduce our sales and negatively affect our operating results.

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

We often purchase key products from suppliers prior to the time we receive purchase orders from customers. We do this to minimize purchasing costs, the time necessary to fill customer orders, and the risk of non-delivery. However, we may be unable to sell the products we have purchased in advance. Inventory levels in excess of customer demand have previously and may in the future, result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image and have a material adverse effect on our business, results of operations and financial condition. Conversely, if we underestimate demand for our products or if we fail to acquire the products that we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers, reduce revenue, negatively impact customer relationships and diminish brand loyalty, which in turn could have a material adverse effect on our business, results of operations and financial condition.

Certain of our suppliers provide us with incentives and other assistance that reduce our operating costs, and any decline in these incentives and other assistance could materially harm our operating results.

Certain of our suppliers, including CCELL, PAX Labs and Storz & Bickel, provide us with trade credit or substantial incentives in the form of discounts, credits and cooperative advertising, among other benefits. We have agreements with some of our suppliers under which they provide us, or they have otherwise consistently provided us, with market price discounts to subsidize portions of our advertising, marketing and distribution costs based upon the amount of coverage we give to their respective products in our catalogs or other advertising and marketing mediums. Any termination or interruption of our relationships with one or more of these suppliers, or modification of the terms or discontinuance of our agreements or arrangements with these suppliers, could adversely affect our operating income and cash flow. For example, the incentives we receive from a particular supplier may be impacted by a number of events outside of our control, including acquisitions, divestitures, management changes or economic pressures affecting such supplier, any of which could materially affect or eliminate the incentives we receive from such supplier.

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

We may not be able to maintain existing supplier relationships or continue receiving favorable terms from our suppliers, which may affect our ability to offer a broad selection of products at competitive prices and negatively impact our results of operations.

We purchase products for resale both directly from manufacturers and, on occasion, from other sources, all of whom we consider our suppliers. We also maintain certain exclusive or preferred relationships with several of our suppliers, which provide us with various benefits such as exclusive rights to distribute their products in certain geographic areas or sales channels, preferred pricing, training, support, preferred access and/or other significant benefits. In some cases, suppliers require us to meet certain minimum standards in order to retain these benefits, and in some instances, we have failed to achieve those minimum standards. If we do not maintain our existing relationships or terms, or if we fail to build new relationships with suppliers on acceptable terms, including our exclusive distribution rights, favorable pricing, manufacturer incentives or reseller qualifications, we may not be able to offer a broad selection of products or continue to offer products from these suppliers at competitive prices, or at all. From time to time, suppliers may be acquired by other companies, terminate our right to sell some or all of their products, modify or terminate our exclusive distributor or preferred distributor status, change the applicable terms and conditions of sale or reduce or discontinue the incentives or supplier consideration that they offer us. Any termination or reduction of of such terms by our major suppliers, or our failure to build new supplier relationships, could have a negative impact on our operating results. Further, some products may be subject to allocation by the supplier, which could limit the number of units of those products that are available to us and may adversely affect our operating results.

We do not have long-term contracts with many of our customers. The agreements that we do have generally do not commit our customers to any minimum purchase volume. The loss of a significant customer may have a material adverse effect on us.

Our customers generally place orders on an as-needed basis. Consistent with industry practice, we do not have long-term contracts with most of our customers, other than certain retail chains in Canada and certain state-licensed cannabis businesses in the United States. In addition, our agreements generally do not commit our customers to any minimum purchase volume. Accordingly, we are exposed to risks from potential adverse financial conditions in the vaporization products and consumption accessories industry, a potentially shifting legal landscape, the general economy, a competitive landscape, a changing technological landscape or changing customer needs or any other change that may affect the demand for our products. We cannot assure you that our customers will continue to place orders with us in similar volumes, on the same terms, or at all. Our customers may terminate their relationships with us or reduce their purchasing volume at any time. Our ten largest customers, in the aggregate, represented approximately 21.8% and 9.8% of our net sales for the years ended December 31, 2021 and 2020, respectively. The loss of a significant number of customers, or a substantial decrease in a significant customer’s orders, may have an adverse effect on our revenue.

Changes in our customer, product or competition mix could cause our product margin and results of operations to fluctuate.

From time to time, we may experience changes in our customer mix, our product mix or our competition mix. Changes in our customer mix may result from geographic expansion or contractions, mergers and acquisitions among our customer base, legislative, regulatory or enforcement priority changes affecting the products we distribute, selling activities within current geographic markets and targeted selling activities to new customer sectors. For example, our recent merger has shifted our customer mix to include a greater concentration of customers who engage in the cultivation, processing, and/or sale of cannabis. Changes in our product mix may result from marketing activities to existing customers, the needs of existing and prospective customers and from regulatory and legislative changes. Changes in our competition mix may result from well-financed competitors entering into our business segment or existing competitors growing their operations. If customer demand for lower-margin products increases and demand for higher-margin products decreases, our business, results of operations and financial condition may suffer.

Because a material portion of our revenues are derived from sales to consumers indirectly through third-party retailers who operate traditional brick-and-mortar locations, the shift of sales to more online retail business could harm our market share and our revenues in certain sectors.

Our current model for consumer goods includes selling our products through third-party retailers. These third-party retailers operate physical brick-and-mortar locations to sell our product to consumers. The current shift in purchasing demographics due to many factors, including the COVID-19 pandemic and the changing preferences of consumers who are moving from in-store purchases to online purchases creates the additional risks of our current revenue streams being impacted negatively and an overall decrease of market share.

We have occasionally experienced and may continue to experience difficulty collecting receivables.

If our customers begin or continue to experience financial challenges, they may not have sufficient funds to pay all amounts owed to us. Additionally, laws in some jurisdictions in which we operate make collection of receivables difficult, time consuming or expensive. We generally do not require collateral in support of our trade receivables. While we maintain reserves for expected credit losses, we cannot assure these reserves will be sufficient to meet write-offs of uncollectible receivables or that our losses from such receivables will be consistent with our historical performance. Significant write-offs may affect our business, results of operations and financial condition. As we begin selling our products indirectly through large retailers, customer credit risks will expand.

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

We compete in a market that relies on innovation and the ability to react to evolving consumer preferences. The vaporization products and consumption accessories industry is subject to changing consumer trends, demands and preferences.

Therefore, products once favored may, over time, become disfavored by consumers or no longer perceived as the best option. Consumers in the vaporizer market have demonstrated a degree of brand loyalty, but suppliers must continue to adapt their products in order to maintain their status among customers as the market evolves. Our continued success depends in part on our ability and our supplier’s ability to continue to differentiate the brand names we represent, own or license and maintain similarly high levels of recognition with target consumers. Trends within the vaporization products and consumption accessories industry change often and our failure to anticipate, identify or react to changes in these trends could, among other things, lead to reduced demand for our products. Factors that have previously and may continue to affect consumer perception of our products include health trends and attention to health concerns associated with tobacco, nicotine, herbs, oils, cannabis or other materials used with vaporizers, price-sensitivity in the presence of competitors’ products or substitute products and trends in favor of new vaporization products or technology consumption accessories products that are currently being researched and produced by participants in our industry. For example, in recent years, we have witnessed a shift in consumer purchases from vaporizers designed for dry herbs to those designed for liquids or wax type concentrates. A failure to react to similar trends in the future could enable our competitors to grow or establish their brands’ market share in these categories before we have a chance to respond.

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

The success of our business depends in part upon the positive image that consumers have of the third-party brands we distribute. Incidents, publicity or events arising accidentally or through deliberate third-party action that harm the integrity or consumer support of the products we sell could affect the demand for those products. Unfavorable media, whether accurate or not, related to our industry, to us, to our customers, or to the products we sell could negatively affect our corporate reputation, stock price, ability to attract high-quality talent, or the performance of our business. For example, JUUL Labs has been the subject of significant negative publicity. Additional negative publicity or commentary on social media outlets also could cause consumers to react rapidly by avoiding our products and brands or by choosing brands offered by our competitors, which could have a material adverse effect on our business, results of operations and financial condition.

We are subject to substantial and increasing regulation regarding the tobacco and vaporization industries.

In addition to the FDA regulations concerning tobacco and vaporizer products discussed elsewhere in this Annual Report on Form 10-K, we are subject to regulation by numerous other federal agencies, including the Federal Trade Commission, the Alcohol and Tobacco Tax and Trade Bureau, the Federal Communications Commission, the U.S. Environmental Protection Agency, the U.S. Department of Agriculture, U.S. Customs and Border Protection and the U.S. Center for Disease Control and Prevention’s Office on Smoking and Health. There have also been adverse legislative and political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, which have received widespread public attention. There can be no assurance as to the ultimate content, timing or effect of any regulation of tobacco or nicotine products by governmental bodies, nor can there be any assurance that potential corresponding declines in demand resulting from negative media attention would not have a material adverse effect on our business, results of operations and financial condition.

Some of the products we sell contain nicotine, which is considered to be a highly-addictive substance, or other chemicals that some jurisdictions have determined to cause cancer and birth defects or other reproductive harm.

Some of our products, like the JUUL nicotine vaporizers, contain nicotine, a chemical that is considered to be highly addictive. The Tobacco Control Act empowers the FDA to regulate the amount of nicotine found in tobacco products (including vaporizers), but not to require the reduction of nicotine yields of a tobacco product to zero; similar legislation in Canada empowers the Canadian government and provincial governments to limit the amount of nicotine in tobacco and vaporizer products. In addition, the State of California has determined that some chemicals found in certain vaporizers, as well as materials frequently consumed by using vaporizers (such as cannabis), cause cancer and birth defects or other reproductive harm. New federal, state or provincial regulations, whether of nicotine levels or other product attributes, may require us to recall and/or discontinue certain of the products we sell, which may have a material adverse effect on our ability to market our products and have a material adverse effect on our business, results of operations and financial condition.

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

The Canadian federal government, as well as certain provincial governments have passed or propose to pass legislation which will restrict the extent to which e-cigarettes, e-liquid and other vaping products may be displayed or sold. Additionally,

Canadian laws require health warnings to be placed on certain vaporizer products, which could reduce the appeal of these products. These regulations and future regulations could have a material adverse effect on our business, results of operations and financial condition.

Based on regulations surrounding health-related concerns related to the use of some of our vaporizer products, possible new or increased taxes by government entities intended to reduce use of our products or to raise revenue, additional governmental regulations concerning the marketing, labeling, packaging or sale of some of our products, negative publicity resulting from actual or threatened legal actions against us or other companies in our industry, all may reduce demand for, or increase the cost of, certain of our products, which could adversely affect our profitability and ultimate success.

Public health epidemics, pandemics or outbreaks, including the ongoing COVID-19 pandemic, the recent spread of the Delta variant and Omicron variants and measures intended to prevent their spread, could materially and adversely affect our business.

Public health epidemics, pandemics or outbreaks, and the resulting business or economic disruptions resulting therefrom, could adversely impact our business as well as our ability to raise capital. In December 2019, COVID-19 was identified in Wuhan, China. The virus has been declared a pandemic by the World Health Organization. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. The extent to which COVID-19, the recent spread of the Delta and Omicron variants, impacts our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, spread and intensity of the pandemic, the timing and effectiveness of vaccines and other treatments, possible resurgences in COVID-19 cases, and the duration of government measures to mitigate the pandemic, all of which are uncertain and difficult to predict. COVID-19 has and will likely continue to result in social, economic and labor instability in the countries in which we or the third parties with whom we engage operate. While we cannot presently predict the scope and severity of any potential business shutdowns or disruptions, if we or any of the third parties with whom we engage, including the suppliers, manufacturers and other third parties in our global supply chain, were to experience shutdowns or other significant business disruptions, our ability to conduct our business in the manner presently planned could be materially and negatively impacted. For example, our Higher Standards stores in California and New York were closed for several months in 2020 as a result of COVID-19.

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

Our business and operations are sensitive to global economic conditions. These conditions include interest rates, energy costs, inflation, international trade relationships, recession, fluctuations in debt and equity capital markets and the general condition of the U.S., Canadian and global economies. A material decline in the economic conditions affecting consumers, such as the initial downturn in the global economy due to COVID-19 and uneven economic recovery since, which cause a reduction in disposable income for the average consumer, may change consumption patterns, and may result in a reduction in spending on vaporization products and consumption accessories or a switch to cheaper products or products obtained through illicit channels. Many of our products are relatively new to the market and may be regarded by consumers as a novelty item and expendable. As such, demand for our vaporizer products may be particularly sensitive to economic conditions such as inflation, recession, high energy costs, unemployment, changes in interest rates and money supply, changes in the political environment and other factors beyond our control, any combination of which could result in a material adverse effect on our business, results of operations and financial condition.

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

United States

Currently, in the United States, 44 states and the District of Columbia permit some form of cannabis cultivation, sales, and use for certain medical purposes (“medical states”). Eighteen of those states and the District of Columbia have also legalized cannabis for adults for non-medical purposes (sometime referred to as recreational use). Several medical states may extend legalization to adult use.

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

Since the Cole Memorandum was rescinded, however, U.S. Attorneys have generally refrained from prosecuting state law compliant marijuana businesses. Current Attorney General Merrick Garland during his confirmation hearings expressed that "It does not seem to me useful the use of limited resources that we have to be pursuing prosecutions in states that have legalized and are regulating the use of marijuana, either medically or otherwise."

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

Although several cannabis law reform bills are pending in the U.S. Congress, passage of any of them and ultimately the Biden Administration's support and approval remain uncertain. Unless and until the U.S. Government changes the law with respect to cannabis, and particularly if Congress does not extend the protection of state medical cannabis programs, there is a risk that federal authorities could enforce current federal cannabis law. An increase in federal enforcement against companies licensed under state cannabis laws would negatively impact the state cannabis industries and, in turn, our revenues, profits, financial condition, and business model.

Canada

On April 13, 2017, the Government of Canada introduced Bill C-45, which proposed the enactment of the Cannabis Act to legalize and regulate access to cannabis. The Cannabis Act proposed a strict legal framework for controlling the production, distribution, sale and possession of medical and recreational adult-use cannabis in Canada. On June 21, 2018, the Government of Canada announced that Bill C-45, received Royal Assent. On July 11, 2018, the Government of Canada published the Cannabis Regulations under the Cannabis Act. The Cannabis Regulations provide more detail on the medical and recreational regulatory regimes for cannabis, including regarding licensing, physical security requirements, product practices, outdoor growing, security, packaging and labelling (including for cannabis accessories), cannabis-containing drugs, document retention requirements, reporting and disclosure requirements, the new access to cannabis for medical purposes regime and industrial hemp. The majority of the Cannabis Act and the Cannabis Regulations came into force on October 17, 2018; additional Cannabis Regulations took effect on October 17, 2017.

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

In December 2018, the U.S. government changed the legal status of hemp and its derivatives, including hemp-derived CBD and other cannabinoids. The 2018 Farm Bill, which was signed into law by former President Trump on December 20, 2018 (Pub.L. 115-334), established a new framework for the regulation of hemp production (defined in the Farm Bill as Cannabis sativa L. with a THC concentration of not more than 0.3 percent on a dry weight basis) and extracts of hemp, including CBD. The law also removed hemp and extracts of hemp from the federal controlled substances schedules. The section of the Farm Bill establishing a framework for hemp production, however, makes clear explicitly that it does not affect or modify the United States Federal Food, Drug, and Cosmetic Act (the “FDCA”), section 351 of the Public Health Service Act (addressing the regulation of biological products), the authority of the Commissioner of the FDA under those laws, or the Commissioner’s authority to regulate hemp production and sale under those laws.

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

We are subject to legislative uncertainty that could slow or halt the legalization and use of cannabis, which could materially and adversely affect our business.

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

We believe our sales do not violate the Federal Paraphernalia Law in any material respect. First, we understand that a substantial majority of the products we offer and sell were and are not primarily intended or designed for any purpose not permitted by the Federal Paraphernalia Law. Indeed, many of the manufacturers whose products we sell disclaim that the products are for use with cannabis. Second, we restrict the sale of certain products — those that may have been primarily intended or designed for use with cannabis — to comply with the Federal Paraphernalia Law’s exemption for sales authorized by state law. In particular, we (a) do not sell those products at all into the six states that have maintained complete or near complete cannabis prohibition and (b) limit the sale of those products to licensed cannabis businesses, such as dispensaries, cultivators, and manufacturers, in the nine states that authorize sales of cannabis paraphernalia only through state-licensed cannabis businesses. Third, we have been in business for many years without facing even threatened legal action under the Federal Paraphernalia Law.

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

Officials of the CBP have broad discretion regarding products imported into the United States. Individual shipments of imported products we distribute, as well as similar products, have been detained or seized by the CBP for a variety of reasons, including because the CBP officials inspecting the goods believed such goods were marketed as drug paraphernalia and therefore violated the Federal Paraphernalia Law. Although we and other suppliers or distributors of such products have at times successfully contested such actions of the CBP, such challenges are costly and time consuming. While we would disagree with any conclusion of the CBP that our product sales violate the Federal Paraphernalia Law, we cannot give any assurance that the CBP will not make additional seizures of our imports, or that if the CBP seizes any of our goods that the CBP would not seek to impose penalties related to such imports. Should we elect to contest any such seizure, the costs of doing so could be substantial and there are no assurances we would prevail in a contested proceeding. Additionally, the cost and/or results of any such contest could adversely impact our business, financial condition or results of operations. Additionally, if the CBP fails to release seized products, we may no longer be able to ensure a sellable supply of some of our products, which could have a material adverse impact on our business, financial condition and results of operations.

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

Financial transactions involving proceeds generated by cannabis-related activities can form the basis for prosecution under the U.S. federal money laundering statutes, unlicensed money transmitter statutes and the U.S. Bank Secrecy Act. Guidance issued by the Financial Crimes Enforcement Network (“FinCEN”) clarifies how financial institutions can provide services to cannabis-related businesses consistent with their obligations under the Bank Secrecy Act. Furthermore, since the rescission by former U.S. Attorney General Jeff Sessions on January 4, 2018 of the Cole Memorandum, U.S. federal prosecutors have had greater discretion when determining whether to charge institutions or individuals with any of the financial crimes described above based upon cannabis-related activity. As a result, given these risks and their own related disclosure requirements, many banks remain hesitant to offer banking services to cannabis-related businesses. Consequently, those businesses involved in the cannabis industry continue to encounter difficulty establishing banking relationships. Indeed, we have been asked to close bank accounts due to our activity in the cannabis industry. We may become unable maintain stable banking relationships, which would create significant challenges in operating our business, increase our operating costs, pose additional operational, logistical and security challenges, and result in our inability to implement our business plan. Additionally, if our more significant customers to are unable maintain their current banking relationships, we might not be able to continue transacting with such customers.

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

The U.S. Bank Secrecy Act, enforced by FinCEN, a division of the U.S. Department of the Treasury, requires a party in trade or business to file with the U.S. Internal Revenue Service (the “IRS”) a Form 8300 report within 15 days of receiving a cash payment of over $10,000. While we receive very few cash payments for the products we sell, if we fail to comply with these laws and regulations, the imposition of a substantial penalty could have a material adverse effect on our business, results of operations and financial condition.

Increases in tobacco-related taxes, which at times apply to vaporizers not used with tobacco or nicotine, have been proposed or enacted and are likely to continue to be proposed or enacted in numerous jurisdictions.

Tobacco products, premium cigarette papers and tubes have long been subject to substantial federal, state, provincial and local excise taxes. Such taxes have frequently been increased or proposed to be increased, in some cases significantly, to fund various legislative initiatives or further disincentivize smoking.

In addition to federal excise taxes, every state and certain city and county governments have imposed substantial excise taxes on sales of tobacco and vaporization products, and many have raised or proposed to raise excise taxes in recent years. Tax increases, depending on their parameters, may result in consumers switching between vaporizer products or depress overall vaproizer sales, which is likely to result in declines in overall sales volumes in certain of our products.

Any future enactment of increases in federal, provincial or state excise taxes on tobacco or vaporizer products or rulings that certain of our products should be categorized differently for excise tax purposes could adversely affect demand for our products and may have a material adverse effect on our business, results of operations and financial condition.

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

Our business, and the businesses of the suppliers from which we acquire products we sell, requires compliance with many laws and regulations in many jurisdictions globally across multiple product categories and regulatory regimes. Failure to comply with these laws and regulations could subject us or such suppliers to regulatory or agency proceedings, investigations, or prosecutions, and could also lead to damage awards, fines and penalties. We or such suppliers may become involved in a number of government proceedings, investigations and audits. The outcome of any government proceedings, investigations, prosecutions, audits, and other contingencies could harm our reputation or the reputations of the brands that we sell, require us to take, or refrain from taking, actions that could harm our operations or require us to pay substantial amounts of money, harming our financial condition. There can be no assurance that any pending or future regulatory or agency proceedings, investigations and audits will not result in substantial costs or a diversion of management’s attention and resources or have a material adverse impact on our business, financial condition and results of operations.

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

We currently distribute products across Canada and Europe, in addition to distributing certain products in select international markets. As part of our strategy, we anticipate further international expansions. Future expansions may subject us to additional or increasing international regulation, either by that country’s legal requirements or through international regulatory regimes, such as the FCTC, to which those countries may be signatories.

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

Competition in the vaporization products and consumption accessories industry is particularly intense, and the market is highly fragmented. In addition, some competitors still have the ability to access sales channels through the mail or major parcel carriers, which is no longer available to us and may place us at a competitive disadvantage.

“Big tobacco” and other well-resourced competitors are continuing to establish its presence in the vaporization products and consumption accessories market. There can be no assurance that our products will be able to compete successfully against these companies or any of our other competitors, some of which have far greater resources, capital, experience, market penetration, sales and distribution channels than us. In addition, if large online retailers such as Amazon establish their presence in the vaporization products and consumption accessories market, our sales through both our direct to consumer e-commerce channel and our business-to-business wholesale channel may be harmed. Competitors, including “big tobacco” and large online retailers, may also have more resources than us for advertising, which could have a material adverse effect on our ability to build and maintain market share, and thus have a material adverse effect on our business, results of operations and financial condition.

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
•changes to our strategy;
•trade show attendance;
•promotions;
•the loss or consolidation of significant suppliers or customers;
•our ability to control costs;
•the timing of our capital expenditures;
•the condition of our industry in general and our customers specifically;
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

Our market position may be affected through the contamination of our products, as well as the material used during the manufacturing processes of the products we sell, or at different points in the entire supply chain. For example, we have previously detected low levels of contaminants in certain extraction gasses sold by us. We keep significant amounts of inventory of our products in warehouses and it is possible that this inventory could become contaminated prior to arrival at our premises or during the storage period. If contamination of our inventory or packaged products occurs, whether as a result of a failure in quality control by us or by one of our suppliers, we may incur significant costs in replacing the inventory and recalling products. We may be unable to meet customer demand and may lose customers who purchase alternative brands or products. In addition, consumers may lose confidence in the affected product.

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

In the ordinary course of business, we have and in the future may become the subject of various claims, lawsuits and governmental proceedings seeking damages or other remedies concerning our commercial operations, the products we distribute, our employees and other matters, including potential claims by individuals alleging injury or other harm caused by the products we distribute. Some of these claims may relate to the activities of businesses that we have acquired, even though these activities may have occurred prior to our acquisition of the businesses. The products we distribute may contain lithium ion or similar type batteries that can explode or release hazardous substances. In addition, defects in the products we distribute could result in death, personal injury, property damage, pollution, release of hazardous substances or damage to equipment and facilities. Actual or claimed defects in the products we distribute may give rise to claims against us for losses and expose us to claims for damages.

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

Our customers use certain products we distribute in potentially hazardous applications that can result in personal injury, product liability and environmental claims. A catastrophic occurrence at a location at which consumers use the products we distribute may result in our company being named as a defendant in lawsuits asserting potentially large claims, even though we did not manufacture such products or even if such products were not used in the manner recommended by the manufacturer. Applicable law may render us liable for damages without regard to negligence or fault. Certain of these risks are reduced by the fact that we are, in many instances, a distributor of products that third-party manufacturers produce, and, thus, in certain circumstances, we may have third-party warranty or other claims against the manufacturer of products alleged to have been defective. However, there is no assurance that these claims could fully protect us or that the manufacturer would be financially able to provide protection. There is no assurance that our insurance coverage will be adequate to cover the underlying claims. Our insurance does not provide coverage for all liabilities (including liability for certain events involving pollution or other environmental claims).

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

We increasingly rely on information technology systems for our internal communications, controls, reporting and relations with customers, vendors and suppliers, and information technology is becoming a significantly important tool for our sales staff. Our marketing and distribution strategy is dependent upon our ability to closely monitor consumer and market trends on a highly specified level, for which we are reliant on our sophisticated data tracking systems, which are susceptible to disruption or failure. For example, we experienced interruptions in our ability to accept and fulfill customer orders during the implementation of our new enterprise resource planning ("ERP") system. In addition, our reliance on information technology exposes us to cyber-security risks, which could have a material adverse effect on our ability to compete. Security and privacy breaches may expose us to liability and cause us to lose customers, or may disrupt our relationships and ongoing transactions with other entities with whom we contract throughout our supply chain. The failure of our information systems to function as intended, or the penetration by outside parties intent on disrupting business processes, could result in significant costs, loss of revenue, assets or personal or other sensitive data and reputational harm.

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

Our intellectual property may be infringed and we may be unable to secure or maintain all the intellectual property required to sell all of our offerings.

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

There are conflicts of interest among our officers, directors and stockholders.

Certain of our executive officers and directors and their affiliates are engaged in other activities and have interests in other entities on their own behalf or on behalf of other persons. Neither we, nor our stockholders will have any rights in these ventures or their income or profits. Specifically, we sold $0.1 million and $0 in products and supplies to Unrivaled Brands Inc. ("Unrivaled") in the years ended December 31, 2021 and 2020, respectively. Nicholas Kovacevich, our Chief Executive Officer, and Dallas Imbimbo, who serves on our Board, are investors in Unrivaled and members of its board of directors.
Adam Schoenfeld, our Chief Marketing Officer and Board Director, has a significant ownership interest in one of our customers, Universal Growing. Net sales to Universal Growing for the years ended December 31, 2021 and 2020 totaled $0.2 million and $0.1 million, respectively.
Additionally, as described above, in December 2021 we entered into the Bridge Loan with Aaron LoCascio, our co-founder, former Chief Executive Officer and President, and a current director of the Company. The Bridge Loan is secured by a continuing security interest in all of our assets and properties whether then or thereafter existing or required, including our inventory and receivables (as defined under the Universal Commercial Code) and includes negative covenants restricting our ability to incur further indebtedness and engage in certain asset dispositions until the earlier of June 30, 2022 or the Bridge Loan has been fully repaid. While we are not aware of any conflict that has arisen or any transaction that has not been conducted on an arm’s length basis to date and the Bridge Loan was approved by the Audit Committee of the Board, Messrs. Kovacevich, Imbimbo and LoCascio may have conflicting fiduciary duties between us, Unrivaled and their own personal financial interests, for which they must recuse themselves from certain of our decision-making processes.

We do not allow a conflicted shareholder, director or executive officer to vote on matters wherein a conflict may be perceived. The conflicted person or entity is not allowed to nominate an alternate person to vote for them either. Other than this safeguard, we do not current have any policy in place, should such a conflict arise.

In particular:

•our executive officers or directors or their affiliates may have an economic interest in, or other business relationship with, entities that compete in the same businesses as us; and
•our executive officers or directors or their affiliates have interests in entities that we sell products or services to.

In any of these cases:

•our executive officers or directors may have a conflict between our current interests and their personal financial and other interests in another business venture;
•our executive officers or directors may have conflicting fiduciary duties to us and the other entity; and
•the terms of transactions with the other entity may not be subject to arm’s length negotiations and therefore may be on terms less favorable to us than those that could be procured through arm’s length negotiations.

If we were to default on the Bridge Loan, Aaron LoCascio, our former Chief Executive Officer and President and a current director, could foreclose on our assets.

As described above, the Bridge Loan is secured by a continuing security interest in all of our assets and properties, including our inventory and receivables, and restricts our ability to incur further indebtedness and engage in certain asset dispositions until the Bridge Loan has been fully repaid. In the event that we were to default on this debt and Aaron LoCascio foreclosed on our assets, we would be unable to continue our operations as they are presently conducted, if at all. Our aggregate total debt to Mr. LoCascio under the Bridge Loan at December 31, 2021 was $8.0 million. See "Note 6—Debt" of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further discussion of the Bridge Loan.

We are required to comply with laws and regulations in other countries and are exposed to business risks associated with our international operations.

For the years ended December 31, 2021 and 2020, we derived 12.3% and 20.8%, respectively, of our net sales from outside the United States, primarily in Canada and certain European countries. As a result, we are subject to numerous evolving and complex laws and regulations which apply, among other things, to financial reporting standards, corporate governance, data privacy, tax, trade regulations, export controls, competitive practices, labor, health and safety laws, laws regarding controlled substances, laws regarding drug paraphernalia, and regulations in each jurisdiction in which we operate. We are also required to obtain permits and other authorizations or licenses from governmental authorities for certain of our operations and we or our suppliers’ must protect our intellectual property worldwide. In the jurisdictions in which we operate, we need to comply with various standards and practices of different regulatory, tax, judicial and administrative bodies.

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

We intend to continue to pursue selective acquisitions to complement our organic growth, which may not be successful and may divert financial and management resources.

We intend to continue to identify appropriate opportunities to acquire or invest in technologies, businesses or assets that are strategically important to our business or form alliances with key participants in the vaporization products, packaging, and consumption accessories industry to further expand our business. However, we may not be successful in identifying suitable acquisition opportunities or completing such transactions. Our competitors may be more effective in executing and closing acquisitions in competitive auctions than us. Furthermore, we have historically used common stock as partial consideration in certain acquisitions such as our acquisitions of Eyce and DaVinci, and our ability to complete acquisitions using common stock going forward may not be attractive if our common stock continues to trade a depressed levels. Our ability to enter into and complete acquisitions may be restricted by, or subject to, various approvals under U.S., Canadian or other applicable law or may not otherwise be possible, may result in a possible dilutive issuance of our securities, or may require us to seek additional financing. We also may experience difficulties integrating acquired operations, technology, and personnel into our existing business and operations. Completed acquisitions may also expose us to potential risks, including risks associated with unforeseen or hidden liabilities, impact to our corporate culture, the diversion of resources from our existing business, and the potential loss of, or harm to, relationships with our suppliers, business relationships or employees as a result of our integration of new businesses. In addition, following completion of an acquisition, our management and resources may be diverted from their core business activities due to the integration process, which diversion may harm the effective management of our business. Furthermore, it may not be possible to achieve the expected synergies or the actual cost of delivering such benefits may exceed the anticipated cost. Any of these factors may have an adverse effect on our business, results of operations and financial condition.

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

Complications and disruptions associated with the design and implementation of our new ERP system have occurred and could adversely impact our business and operations in the future.

We rely extensively on information systems and technology to manage our business and summarize operating results. We are in the process of a multi-year implementation of a new ERP system and expect to fully transition to the new ERP during 2022. This ERP system will replace our existing operating and financial systems. The ERP system is designed to accurately maintain the Company’s financial records, enhance operational functionality and provide timely information to the Company’s management team related to the operation of the business. The ERP system implementation process has required, and will continue to require, the investment of significant personnel and financial resources. Although we expect the ERP implementation to increase efficiencies by leveraging a common, cloud-based system throughout all divisions and standardizing processes and reporting, we have experienced complications and disruptions to our business and operations during the transition from our legacy systems. For example, we have seen our order processing become significantly impacted by this transition.

We may not be able to successfully implement the ERP system without experiencing further delays, increased costs and other difficulties. If we are unable to successfully design and implement the new ERP system as planned, our financial position, results of operations and cash flows could be negatively impacted. Additionally, if we do not effectively implement the ERP system as planned or the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess those controls adequately could be further delayed.

Changes to the base rate on our floating rate indebtedness could increase our borrowing costs.

As of December 31, 2021, approximately $8.0 million of our outstanding indebtedness bears interest at floating rates based on the London interbank offered rate (“LIBOR”) and has maturity dates beyond December 31, 2021. The use of LIBOR was phased out at the end of 2021, although the phase out of U.S. dollar LIBOR has been delayed until mid-2023. Currently, no official replacement rate has been identified. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates. The nature of any replacement rate and the impact of the transition from LIBOR on us and the financial markets generally are unknown and could result in interest rate increases on our debt, which could adversely affect our cash flow and operating results.

Risks Related to the Integration of KushCo

The combined company incurred and may continue to incur significant transaction and merger-related costs in connection with the merger.

We incurred and may continue to incur costs associated with combining our operations with those of KushCo. We formulated and are executing on detailed integration plans to deliver planned synergies. Additional unanticipated costs may be incurred in the integration of our business with that of KushCo. We may continue to incur substantial expenses in pursuit of completing our plans. Although we expect the that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and merger-related costs over time, the net benefit may not be achieved in the near term, or at all.

Post-merger integration of the two companies may distract the Company’s management team from its other responsibilities.

Post-merger integration of the two companies could cause our management to focus their time and energies on matters related to integration that otherwise would be directed to our business and operations. Any such distraction on the part of our management, if significant, could affect our management’s ability to service existing business and develop new business and adversely affect the combined company’s business and earnings.

Post-merger integration and operations may fail to achieve expected results.

The success of the merger with KushCo depends heavily on a smooth post-merger integration and operations of the combined company. Benefits of the transaction to shareholders may not be realized if the post-merger integration and operations are not well executed or well received by each company’s historical customers.

We may fail to realize the cost savings and synergies we expect to achieve from the merger.

The success of the merger depends, in part, on our ability to realize the estimated cost savings from combining our business with KushCo’s. While we believe that the cost savings and synergies are achievable, it is possible that the potential cost savings could be more difficult to achieve than we anticipate. Our cost savings estimates also depend on our ability to combine our business with that of KushCo in a manner that permits those cost savings and synergies to be realized. If our estimates are incorrect or we are unable to integrate KushCo successfully, the anticipated cost savings and synergies may not be realized fully, or at all, or may take longer to realize than expected.

Combining our business with KushCo’s may be more difficult, costly, or time-consuming than expected.

We and KushCo operated, until the completion of the merger, independently. Since the completion of the merger, the combination process could result in the loss of key employees, the disruption of our ongoing business, and inconsistencies in standards, controls, procedures and policies that adversely affect the Company’s ability to maintain relationship with customers and employees or achieve the anticipated benefits of the merger. As with any merger, there may also be disruptions that cause the combined company to lose customers or other unintended consequences that could have a material adverse effect on our results of operations or financial condition.

Risks Related to Our Organizational Structure

Our principal asset is our interest in the Operating Company, and, accordingly, we depend on distributions from The Operating Company to pay our taxes and expenses, including payments under the Tax Receivable Agreement (the “TRA”). The Operating Company’s ability to make such distributions may be subject to various limitations and restrictions.

We are a holding company and have no material assets other than our ownership of Common Units of the Operating Company. As such, we will have no independent means of generating revenue or cash flow. Our ability to pay our operating expenses, including taxes and payments under the TRA, or declare and pay dividends in the future, if any, will be dependent upon the financial results and cash flows of the Operating Company and its subsidiaries and distributions we receive from the Operating Company. There can be no assurance that the Operating Company and its subsidiaries will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants, in any future debt instruments, will permit such distributions. In addition, because we are a holding company, our stockholders’ claims as a stockholder will be structurally subordinated to all existing and future liabilities and obligations of the Operating Company. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of the Operating Company and its subsidiaries will be available to satisfy the claims of our stockholders only after all of our and Greenlane Holdings, LLC’s and its subsidiaries’ liabilities and obligations have been paid in full.

The Operating Company is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to any entity-level U.S. federal income tax. Instead, taxable income is allocated to holders of Common Units, including us. Accordingly, we will incur income taxes on our allocable share of any net taxable income of the Operating Company. Under the terms of the Fourth Amended and Restated Agreement of the Operating Company (the “Operating Agreement”), the Operating Company will be obligated to make tax distributions to holders of Common Units, including us. In addition to tax expenses, we will also incur expenses related to our operations, including payments under the TRA, which we expect could be significant. We intend, as its manager, to cause the Operating Company to make cash distributions to the owners of Common Units in an amount sufficient to (i) fund their tax obligations in respect of taxable income allocated to them and (ii) cover our operating expenses, including payments under the TRA. However, the Operating Company’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which the Operating Company is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering the Operating Company insolvent. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations, we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the TRA and therefore accelerate payments due under the TRA.

The TRA requires us to make cash payments to them in respect of certain tax benefits to which we may become entitled, and we expect that the payments we will be required to make will be substantial.

Under the TRA we entered into with the Operating Company and the members, including our co-founders and current directors, Mr. LoCascio and Mr. Schoenfeld, we are required to make cash payments to the members of the Operating Partnership equal to 85% of the tax benefits, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (i) the increases in the tax basis of assets of the Operating Company resulting from any redemptions or exchanges of Common Units from the members and (ii) certain other tax benefits related to our making payments under the TRA. Although the actual timing and amount of any payments that we make to the members under the TRA will vary, we expect those payments will be significant. Any payments made by us to the members under the TRA may generally reduce the amount of overall cash flow that might have otherwise been available to us. Furthermore, our future obligation to make payments under the TRA could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the TRA. Payments under the TRA are not conditioned on any member’s continued ownership of Common Units or our Class A common stock.

The actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the timing of redemptions or exchanges by the holders of Common Units, the amount of gain recognized by such holders of Common Units, the amount and timing of the taxable income we generate in the future, and the federal tax rates then applicable.

Our co-founders, Aaron LoCascio and Adam Schoenfeld, have substantial influence over all stockholder decisions because collectively they hold a substantial percentage of the voting power of our Class A common stock and Class B common stock. This will limit your ability to influence corporate matters, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

Aaron LoCascio and Adam Schoenfeld each serve as members of our Board, and they and their affiliates beneficially owned approximately 17% of our Class A common stock and Class B common stock, and thereby collectively controlled approximately 17% of the voting power of our common stock as of December 31, 2021.

As a result, Messrs. Schoenfeld and LoCascio will have the ability to substantially influence us, including the ability to substantially influence any action requiring the approval of our stockholders, including, but not limited to, the election of directors, the adoption of amendments to our amended and restated certificate of incorporation and bylaws and the approval of any merger or sale of substantially all of our assets. This concentration of ownership and voting power may also delay, defer or even prevent an acquisition by a third party or other change of control of us and may make some transactions more difficult without their support, even if such events are in the best interests of other stockholders. This concentration of voting power with Messrs. Schoenfeld and LoCascio may have a negative impact on the market price of our Class A common stock.

As members of our Board, Messrs. LoCascio and Schoenfeld owe fiduciary duties to our company, including those of care and loyalty, and must act in good faith and with a view to the interests of the corporation. However, Delaware law provides that a director or officer shall not be personally liable to a corporation for a breach of fiduciary duty except for an act or omission constituting a breach and which involves intentional misconduct, fraud or a knowing violation of law. As a stockholder, each of Messrs. LoCascio and Schoenfeld is entitled to vote his shares, and shares over which he has voting control, in his own interests, which may not always be in the interests of our stockholders generally. Because Messrs. LoCascio and Schoenfeld hold their economic interest in our business through the Operating Company, rather than through the public company, they may have conflicting interests with holders of shares of our Class A common stock. For example, Messrs. LoCascio and Schoenfeld may have different tax positions from us, which could influence their decisions regarding whether and when we should dispose of assets or incur new or refinance existing indebtedness, especially in light of the existence of the TRA, and whether and when we should undergo certain changes of control within the meaning of the TRA or terminate the TRA. In addition, the significant ownership of Messrs. LoCascio and Schoenfeld in us and their resulting ability to influence us may discourage someone from making a significant equity investment in us, or could discourage transactions in which you as a holder of shares of our Class A common stock might otherwise receive a premium for your shares over the then-current market price.

Under certain circumstances, redemptions of Common Units by members will result in dilution to the holders of our Class A common stock.

Redemptions of Common Units by members in accordance with the terms of the Greenlane Operating Agreement will result in a corresponding increase in our membership interest in the Operating Company, an increase in the number of shares of Class A common stock outstanding and a decrease in the number of shares of Class B common stock outstanding.

As of December 31, 2021, the Operating Company members own 21,744,500 shares of Class B common stock, which are exchangeable for an equal amount of shares of Class A common stock in connection with a redemption of the corresponding Common Units, which would represent approximately 20.3% of our total outstanding Class A common stock if all members exchanged their Common Units for Class A common stock, and the members' corresponding Class B common stock were canceled. We are party to a registration rights agreement between us and the members, which will require us to effect the registration of their shares in certain circumstances.

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

The market price of our Class A common stock has been volatile and has declined significantly since our initial public offering and could face more volatility and price declines in the future as a result of a number of factors, many of which are beyond our control. Furthermore, volatility in our stock price may occur regardless of our operating performance. As a result, you may not be able to sell your shares at or above the price you paid and you could lose a substantial part or all of your investment in our Class A common stock. The following factors could affect our stock price:

•general market conditions, including conditions that are outside of our control, such as actions or proposed actions of the current U.S. Presidential administration, international trade disputes and broader supply chain delays, such as those currently impacting global distribution that disrupt our supply chain and the impact of health and safety concerns, such as the current COVID-19 outbreak the recent spread of the Delta and emergence of the Omicron variants and the potential spread of other future variants and measures intended to prevent their spread; novel and unforeseen market volatility and trading strategies, such as the massive short squeeze rally caused by retail investors on retail trading platforms;
•our financing activities, including the issuance of additional securities;
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
•the de-listing of our Class A common stock from the Nasdaq Global Market;
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

Your percentage ownership will be diluted in the future.

Your percentage ownership will be diluted in the future as a result of equity awards that we expect will be granted to our directors, officers and employees, as well as any shares of our Class A common stock, or securities convertible into shares of our Class A common stock, we issue in connection with future capital raising, strategic transactions or pursuant to our use of the ATM Program at prices that are dilutive to shareholders. Our Amended and Restated 2019 Equity Incentive Plan provides for the grant of equity-based awards to our directors, officers and employees. The issuance of any shares of Class A common stock will dilute the proportionate ownership and voting power of existing security holders.

Substantial sales and issuances of our Class A common stock have and may continue to occur, or may be anticipated, which have and could continue to cause our stock price to decline.

The market price of shares of our Class A common stock could decline further as a result of substantial sales of our Class A common stock, particularly sales by our directors, executive officers, and significant shareholders pursuant to plans of disposition adopted in accordance with Rule 10b5-1 of the Exchange Act, issuances of Class A common stock under the ATM Program at prices that are dilutive to stockholders, a large number of shares of our Class A common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. For instance, subject to certain limitations and exceptions, the members of the Operating Company may redeem their Common Units for shares of Class A common stock (in which case, their shares of Class B common stock will be cancelled on a one-to-one basis upon any such issuance), and then sell those shares of Class A common stock. Additionally, we expect that we will seek to raise additional capital from time to time in the future, which may involve the issuance of additional shares of our Class A common stock, or securities convertible into shares of our Class A common stock in subsequent public or private offerings, or we may be forced to continue to seek equity capital at dilutive prices through our ATM Program or otherwise if debt is not available to us to fund our working capital needs.

We cannot predict the effect, if any, that these sales, or anticipation of such sales, will have on the market price of our common stock or the timing of any redemption of Common Units. Sales or issuances of substantial amounts of our Class A common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market price of our Class A common stock.

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

In connection with becoming a public company, we obtained Side A directors’ and officers’ insurance coverage, which increased our annual insurance costs. In the future, it may be more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members to our Board in the future, particularly to serve on our audit committee, and qualified executive officers.

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

As a public reporting company, we are subject to rules and regulations established from time to time by the SEC regarding our internal control over financial reporting. In connection with our assessment of the effectiveness of our disclosure controls and procedures, we identified certain material weaknesses in our internal control over financial reporting, which caused our Chief Executive Officer and Chief Financial Officer to determine that our internal control over financial reporting, as well as our disclosure controls and procedures, were not effective as of December 31, 2020 and these material weaknesses have not yet been fully remediated as of December 31, 2021.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2020, the Company had not maintained effective internal control over financial reporting as a result of the existence of material weaknesses. Consequently, management, with the participation of our Chief Executive Officer and Chief Financial Officer, also concluded that our disclosure controls and procedures were not effective as of December 31, 2020 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company’s management, including, our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described in Item 9A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2020, which have not yet been fully remediated as of December 31, 2021.

As described in Item 9A of Part II of this Annual Report on Form 10-K, we are continuing to implement our remediation plan to address the identified material weaknesses, and our management continues to be actively engaged in the remediation efforts. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

As previously disclosed, in 2020, we began a multi-year implementation of a new ERP system, which will replace our existing core financial systems, and which we expect will be completed in 2022. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures, based upon which, management expects to focus its allocation of organizational resources to ensure the successful implementation of the new ERP system, including as it relates to designing and implementing effective control activities. Conversely, management expects that additional efforts related to re-designing user access roles and permissions in the existing ERP system, which is expected to be decommissioned in 2022, will be limited. Based on these considerations, and subject to management’s ongoing assessment, we do not expect that the previously reported material weaknesses related to ineffective user access controls will be considered remediated until we complete the implementation of our new ERP system.

Additionally, we are in process of integrating KushCo into our system of internal control over financial reporting following the closing of the merger on August 31, 2021. As a result of these integration activities, certain processes, controls and procedures will be evaluated and may be revised. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we excluded KushCo from our evaluation as of December 31, 2021.

Because we are an "emerging growth company" under the JOBS Act, our independent registered public accounting firm is not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company. Our independent registered public accounting firm will be engaged to provide an attestation report on the effectiveness of our internal control over financial reporting at such time as we cease to be an ‘‘emerging growth company,’’ as defined in the JOBS Act.

We have not paid dividends in the past and have no current plans to pay dividends in the future, and any return on investment may be limited to the value of our common stock.

We do not anticipate paying cash dividends in the foreseeable future. The payment of dividends will depend on our earnings, capital requirements, financial condition, prospects and other factors our Board may deem relevant. If we do not pay dividends, our stock may be less valuable because a return on your investment will only occur if you sell our Class A common stock after our stock price appreciates above the price at which you acquired such shares.

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

Our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that might enable our management to resist a takeover. These provisions include:

•authorizing the issuance of “blank check” preferred stock that could be issued by our Board to increase the number of outstanding shares and thwart a takeover attempt;
•advance notice requirements applicable to stockholders for matters to be brought before a meeting of stockholders and requirements as to the form and content of a stockholder’s notice;
•restrictions on the transfer of our outstanding shares of Class B common stock;
•a supermajority stockholder vote requirement for amending certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws;
•the inability of our stockholders to act by written consent;
•a requirement that the authorized number of directors may be changed only by resolution of the Board;
•allowing all vacancies, including newly created directorships, to be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum, except as otherwise required by law;
•limiting the forum for certain litigation against us to Delaware; and
•limiting the persons that can call special meetings of our stockholders to our Board or the chairperson of our Board.

These provisions might discourage, delay or prevent a change in control of our company or a change in our Board. The existence of these provisions could adversely affect the voting power of holders of Class A common stock and limit the price that investors might be willing to pay in the future for shares of our Class A common stock. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our Class A common stock, which could depress the market price of our Class A common stock.

Our amended and restated certificate of incorporation authorizes us to issue one or more series of preferred stock. Our Board has the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock can be issued with voting, liquidation, dividend and other rights superior to the rights of our Class A common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for our Class A common stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our Class A common stock.

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
ITEM 3. LEGAL PROCEEDINGS

For information regarding legal proceedings as of December 31, 2021, see "Note 7—Commitments and Contingencies" of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock has been listed on the Nasdaq Global Select Market under the symbol "GNLN" since April 18, 2019. Prior to that time, there was no public market for our stock.

Our Class B common stock is neither listed nor traded on any stock exchange.

Holders

As of December 31, 2021, there were approximately 98 stockholders of record of our Class A common stock. Since certain of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of December 31, 2021, there were approximately 14 stockholders of record of our Class B common stock.

Dividends

We have never declared or paid any cash dividends on our Class A common stock. Holders of our Class B common stock are not entitled to receive dividends. We intend to retain any future earnings and do not expect to pay cash dividends in the foreseeable future.

Unregistered Sales of Equity Securities
On October 21, 2021, we issued an aggregate of 50,000 shares of Class A common stock in exchange for an equivalent number of shares of Class B common stock and Common Units of the Operating Company pursuant to the terms of our Amended and Restated Certificate of Incorporation and the Operating Company's Third Amended and Restated Operating Agreement. These shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

ITEM 6. [Reserved]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
Founded in 2005, Greenlane is the premier global platform for the development and distribution of premium cannabis accessories, child-resistant packaging, vape solutions, and lifestyle products. In August 2021, we completed our transformational merger with KushCo, creating the leading ancillary cannabis company and house of brands. The combined company serves a diverse and expansive customer base with more than 8,500 retail locations, which includes many of the leading multi-state-operators and licensed producers, the top smoke shops in the United States, and millions of consumers globally. In addition to enhancing our financial size and scale, along with creating an optimized platform with significant potential revenue and cost saving synergies, the merger strengthened our best-in-class proprietary owned brands and exclusive third-party brand offerings.

We have been developing a world-class portfolio of our own proprietary brands (the "Greenlane Brands") that we believe will, over time, deliver higher margins and create long-term value for our customers and shareholders. Our Greenlane Brands are comprised of child-resistant packaging innovator Pollen Gear; VIBES rolling papers; the Marley Natural accessory line; the K. Haring Glass Collection accessory line; Aerospaced & Groove grinders; Cookies lifestyle line; and Higher Standards, which is both an upscale product line and an innovative retail experience with flagship stores at New York City’s famed Chelsea Market and the iconic Malibu Village in California. During 2021, we have taken significant strides to grow our brand portfolio including with the March acquisition of substantially all of the assets of Eyce LLC and more recently, the November acquisition of substantially all of the assets of Organicix LLC dba DaVinci Tech. Furthermore, as a pioneer in the ancillary cannabis space, Greenlane is the partner of choice for many of the industry's leading MSOs, LPs, and brands, including PAX Labs, Grenco Science, Storz & Bickel, Firefly, Santa Cruz Shredder, Cookies, and CCELL.

We also own and operate several industry-leading e-commerce platforms, including Vapor.com, Higherstandards.com, Harringglass.com, Eycemolds.com, Vapor.ca, Vaposhop.com, and recently-acquired websites Puffitup.com and Davincivaporizer.com. These e-commerce platforms offer convenient, flexible shopping solutions directly to consumers.

We merchandise vaporizers, packaging, and other products in the United States, Canada, and Europe and we distribute to retailers through wholesale operations and to consumers through e-commerce activities and our retail stores. We operate distribution centers in the United States, Canada, and Europe. With the completion of the distribution center consolidation and the merger with KushCo, we have established a lean and scalable distribution network that leverages a mix of leased warehoused spaces in California and Massachusetts along with third-party logistics ("3PL") locations in the U.S., Canada, and Europe.

2022 Plan

On March 10, 2022, the Company announced via press release its 2022 Plan to reduced its cost structure, increase liquidity, and accelerate its path to profitability. The 2022 Plan includes a recently completed reduction in force, reduction of facility footprints worldwide, a sale leaseback of the Company's headquarter building, disposition of non-core assets, discontinuation of lower-margin third-party brands, increase of prices on select products, and the securing of an asset based loan that will support working capital needs.

Management believes that the 2022 Plan will significantly reduce costs, help accelerate the Company's path to profitability, support the growth of the business in a non-dilutive manner, and allow the Company to reinvest capital into its highest margin and highest growth potential product lines, such as its Greenlane Brands.

COVID-19
In December 2019, a novel strain of coronavirus known as COVID-19 was reported in Wuhan, China. In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. Since the outbreak of COVID-19, we have closely monitored developments and operated with the health and safety of our employees as the Company's top priority.

Although the impact of the COVID-19 pandemic has not had a significant adverse impact on our operations, we cannot reasonably estimate the length or severity of this pandemic on the macroeconomic environment which we operate in. Accordingly, the extent to which the COVID-19 pandemic will impact our financial condition or results of operations will depend on future developments, such as the duration and intensity of the pandemic, the effectiveness of COVID-19 vaccines and and booster shots, and the overall impact on our customers, employees, vendors, and operations.

Discontinuation of Nicotine Sales

Over the course of 2021, we reduced our reliance on lower-margin third-party nicotine brands and increased our focus on our Greenlane Brands, as part of our strategy to scale our portfolio of proprietary brands to build the leading house of brands in the ancillary cannabis industry. As evidence of this, sales from nicotine products decreased to $2.1 million, or 1.3% of total net sales, from $13.0 million, or 9.4% of total net sales. Meanwhile, Greenlane Brand sales increased 52.3% to $34.8 million for the year ended December 31, 2021, driven by strong growth in sales from Eyce and VIBES products. We intend to eliminate lower-margin third-party nicotine brands entirely over the course of 2022.
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

Valuation of Goodwill and Indefinite-Lived Intangible Assets

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill to reporting units based on the expected benefit from the business combination. Such valuations require management to make significant estimates and assumptions. During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

We evaluate goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter of each year and at interim dates if indicators of impairment exist. Goodwill is assessed for impairment at the reporting unit level.

We are required to apply judgment when determining whether or not indications of impairment exist. The determination of the occurrence of a triggering event is based on various considerations, including on our knowledge of the industry, historical experience, market conditions, and specific information available at the time of the assessment. The results of our analysis could vary from period to period depending on how our judgment is applied and the facts and circumstances available at the time of the analysis. Judgment is also required in determining the assumptions and estimates used when calculating the fair value of the reporting unit or the indefinite-lived intangible asset.
For additional information about goodwill and intangible assets, see "Note 3—Business Acquisitions" and "Note 8—Supplemental Financial Statement Information" of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.
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
During the years ended December 31, 2021 and December 31, 2020, management performed an assessment of the realizability of our deferred tax assets based upon which management determined that it is not more likely than not that the results of operations will generate sufficient taxable income to realize portions of the net operating loss benefits. Consequently, we established a full valuation allowance against our deferred tax assets, and reflected a carrying balance of $0 as of December 31, 2021 and 2020, respectively. In the event that management determines that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance will be made, which would reduce the provision for income taxes.
We do not record U.S. income taxes on the undistributed earnings of our foreign subsidiaries, except for the Canadian subsidiary, based upon our intention to permanently reinvest undistributed earnings to ensure sufficient working capital and further expansion of existing operations outside the United States. In the event we are required to repatriate funds from outside of the United States, such repatriation would be subject to local laws, customs, and tax consequences.
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

The outcome of these matters is inherently uncertain. Therefore, if one or more legal proceedings were resolved against us for amounts in excess of management's expectations, our results of operations and financial condition, including in a particular reporting period in which any such outcome becomes probable and estimable, could be materially adversely affected. See "Note 7—Commitments and Contingencies" of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional information regarding these contingencies.

Recent Accounting Pronouncements

See "Note 2—Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Results of Operations
The following table presents operating results for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
			% of Net sales		Change
	2021	2020	2021	2020	$	%

Net sales	$166,060	$138,304	100.0%	100.0%	$27,756	20.1%
Cost of sales	138,381	115,539	83.3%	83.5%	22,842	19.8%
Gross profit	27,679	22,765	16.7%	16.5%	4,914	21.6%

Operating expenses:
Salaries, benefits and payroll taxes	34,012	24,909	20.5%	18.0%	9,103	36.5%
General and administrative	41,700	35,315	25.1%	25.5%	6,385	18.1%
Goodwill impairment charge	—	8,996	—%	6.5%	(8,996)	(100.0)%
Depreciation and amortization	4,689	2,520	2.8%	1.8%	2,169	86.1%
Total operating expenses	80,401	71,740	48.4%	51.8%	8,661	12.1%
Loss from operations	(52,722)	(48,975)	(31.7)%	(35.4)%	(3,747)	7.7%

Other income (expense), net:
Interest expense	(574)	(437)	(0.3)%	(0.3)%	(137)	31.4%
Other income (expense), net	(117)	1,902	(0.1)%	1.4%	(2,019)	(106.2)%
Total other expense, net	(691)	1,465	(0.4)%	1.1%	(2,156)	*
Loss before income taxes	(53,413)	(47,510)	(32.1)%	(34.5)%	(5,903)	12.4%
Provision for income taxes	10	194	—%	0.1%	(184)	(94.8)%
Net loss	(53,423)	(47,704)	(32.1)%	(34.6)%	(5,719)	12.0%
Net loss attributable to non-controlling interest	(22,840)	(33,187)	(13.8)%	(24.0)%	10,347	(31.2)%
Net loss attributable to Greenlane Holdings, Inc.	$(30,583)	$(14,517)	(18.3)%	(10.5)%	$(16,066)	110.7%
*Not meaningful

Consolidated Results of Operations
Net Sales
For the year ended December 31, 2021, total net sales were approximately $166.1 million, compared to approximately $138.3 million for the year ended December 31, 2020, representing an increase of $27.8 million, or 20.1%. The year-over-year increase was primarily due to the merger with KushCo, which was completed on August 31, 2021, and which contributed $43.5 million in total net sales. The increase was partially offset by a $10.9 million decrease in sales of lower-margin third-party nicotine brands and a $7.2 million decrease in sales of other lower-margin third-party brands.
Cost of Sales and Gross Margin

For the year ended December 31, 2021, cost of sales increased by $22.8 million, or 19.8%, as compared to the year ended December 31, 2020. The increase in cost of sales was primarily due to the impact of the KushCo merger of $36.7 million, offset by a decrease in revenue of 11.4% excluding the impact of the KushCo merger.

Gross margin remained relatively flat at 16.7% for the year ended December 31, 2021, compared to gross margin of 16.5% for the same period in 2020. Excluding inventory write-offs of damaged and obsolete inventory in 2021 and 2020 of $10.5 million and $6.7 million, respectively, associated with post-merger and ongoing product rationalization initiatives, gross margins increased 1.7% to 23.0% in 2021, compared to 21.3% for the same period in 2020. The increase in margin is related to an increase in Greenlane Brands sales of 52.3% with a higher margin profile than 3rd-party brand sales with a lower margin profile for the comparable period.

Gross margin, or gross profit as a percentage of net sales, has been and will continue to be affected by a variety of factors, including the average mark-up over the cost of our products; the mix of products sold; purchasing efficiencies; the level of sales for certain third-party brands, which carry contractual profit sharing obligations; and the potential impact on freight costs arising from passing of the PACT Act amendment noted under Regulatory Developments. Many of our products are sourced from suppliers who may use their own third-party manufacturers, and our product costs and gross margins may be impacted by the product mix we sell in any given period. Furthermore, legacy Greenlane and legacy KushCo margins are significantly different, due to their respective customer bases, product mix and types of transactions. Legacy KushCo revenue is comprised of a stable customer base of wholesale and business to business customers, resulting in a lower-volume of transactions with a higher average transaction price and lower margin sales. Conversely, legacy Greenlane sales are comprised of business to business, retail and e-commerce sales that consist of a higher volume of transactions with lower average prices and higher margins.
Salaries, Benefits and Payroll Taxes
Salaries, benefits and payroll taxes expenses increased by approximately $9.1 million, or 36.5%, to $34.0 million for the year ended December 31, 2021, compared to $24.9 million for the same period in 2020, primarily due to an increase related to the KushCo merger of $5.9 million and $5.7 million in stock compensation expense, the majority of which is related to post-merger acceleration of vesting periods triggered by the KushCo merger, offset by a salaries and payroll taxes decrease of $1.7 million related to a transformation initiative to reduce salary operating expense.
As we continue to closely monitor the evolving business landscape, including the impacts of COVID-19 on our customers, vendors, and overall business performance, we remain focused on identifying cost-saving opportunities while delivering on our strategy to recruit, train, promote and retain the most talented and success-driven personnel in the industry. In light of the merger, management is continuing to explore opportunities in 2022 to further reduce salary expenses and other operating expenses.
As part of our aforementioned 2022 Plan to reduce our cost structure, increase liquidity and accelerate our path to profitability, we completed a reduction in force in March 2022, which we expect to result in approximately $8.0 million in annualized cash compensation cost savings.
General and Administrative Expenses
General and administrative expenses increased by approximately $6.4 million, or 18.1%, for the year ended December 31, 2021, compared to the same period in 2020. This increase was primarily due to an increase of approximately $3.8 million in professional fees related to our ERP system implementation and M&A; an increase of $3.3 million in insurance expense primarily driven by directors and officers insurance premiums incurred with respect to the completed KushCo merger, an increase of $2.4 million in legal fees driven by M&A activity, an increase of $1.2 million third party logistics full year costs versus partial year cost related to 3PL facilities in Kentucky and Canada first implemented in 2020 and the addition of KushCo 3PL Canada facility; an increase in write-offs of $1.1 million principally related to vendor inventory deposits identified during a post-merger inventory rationalization initiative; offset by a decrease of $6.6 million bad debt expense with the majority of the decrease related to gain of 1.7 million due indemnification asset recovery related to VAT liability versus a loss of approximately $4.5 million related to the same indemnification asset which was not probable of recovery for the same comparable period.
Impairment Charge
Due to market conditions and estimated adverse impacts from the COVID-19 pandemic, management concluded that a triggering event occurred in the first quarter of 2020, requiring a quantitative impairment test of our goodwill for our United States and Europe reporting units. Based on this assessment, we concluded that the fair value of our Europe reporting unit exceeded its carrying value and no impairment charge was required. However, the estimated fair value of the United States reporting unit was determined to be below its carrying value, which resulted in a $9.0 million goodwill impairment charge, recorded in the first quarter of 2020. We did not recognize incremental impairment charges to goodwill as a result of our annual impairment assessment as of December 31, 2021 and 2020, respectively.
Depreciation and Amortization Expenses
Depreciation and amortization expense increased $2.2 million, or 86.1%, for the year ended December 31, 2021, compared to the same period in 2020. The increase of $2.2 million is primarily related to the additional depreciation and amortization expense related to the KushCo merger.
Other Income (Expense), Net
Interest expense.
Interest expense consists of interest incurred on our Real Estate Note, promissory notes related to the Eyce and DaVinci acquisitions and Bridge loan. We also experienced an increase of interest expense of approximately $0.1 million during the year ended December 31, 2021, due to the addition of promissory notes related to the Eyce and DaVinci acquisitions and the Secured Promissory Note (the "Bridge Loan") with Aaron LoCascio during 2021.
Other expense, net.
Other income (expense), net, decreased by approximately $2.0 million for the year ended December 31, 2021, compared to the same period in 2020. The change is primarily due a loss related to the revaluation of contingent consideration of $0.2 million in 2021, which was offset by a gain from the fair value adjustment of contingent consideration of approximately $0.7 million in 2020, which was largely attributed to changes in forecasted revenues and gross profits in our European operations over the remainder of 2021, driven primarily by the impacts of the COVID-19 pandemic, and a decrease in interest income in 2021 of $0.2 million, as well as general other expenses incurred in 2021.
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
Segment Operating Performance
Following the completion of the KushCo merger in late August 2021, we reassessed our operating segments based on our new organizational structure. Based on this assessment, we determined we had two operating segments as of December 31, 2021, which are the same as our reportable segments: (1) Consumer Goods, which largely comprises Greenlane's legacy operations across the United States, Canada, and Europe, and (2) Industrial Goods, which largely comprises KushCo's legacy operations. These changes in operating segments align with how we manage our business as of the fourth quarter of 2021.
The Consumer Goods segment focuses on serving consumers across wholesale, retail and e-commerce operations—through both our proprietary brands, including Eyce, DaVinci, VIBES, Marley Natural, Keith Haring, and Higher Standards, as well as lifestyle products and accessories from leading brands, like PAX, Storz and Bickel, Grenco Science, and many more. The Consumer Goods segment forms a central part of our growth strategy, especially as it relates to scaling our own portfolio of higher-margin proprietary owned brands.
The Industrial Goods segment focuses on serving the premier cannabis brands, operators, and retailers through our wholesale operations by providing ancillary products essential to their growth, such as customizable packaging and supply products, which includes our Greenlane Brand Pollen Gear and vaporization solutions offering which includes CCELL branded products.
Our CODM allocates resources to and assesses the performance of our two operating segments based on the operating segments' net sales and gross profit. The following table sets forth information by reportable segment for the years ended December 31, 2021 and 2020:

			% of Total Net sales		Change
	2021	2020	2021	2020	$	%
Net sales:
Consumer Goods	$110,105	$122,186	66.3%	88.3%	$(12,081)	(9.9)%
Industrial Goods	55,955	16,118	33.7%	11.7%	39,837	247.2%
Total net sales	$166,060	$138,304

			% of Segment Net sales		Change
Cost of sales:	2021	2020	2021	2020	$	%
Consumer Goods	$92,804	$101,981	84.3%	83.5%	$(9,177)	(9.0)%
Industrial Goods	45,577	13,558	81.5%	84.1%	32,019	236.2%
Total cost of sales	$138,381	$115,539

Gross profit:
Consumer Goods	$17,301	$20,205	15.7%	16.5%	$(2,904)	(14.4)%
Industrial Goods	10,378	2,560	18.5%	15.9%	7,818	305.4%
Total gross profit	$27,679	$22,765
Consumer Goods
For the year ended December 31, 2021, our Consumer Goods operating segment reported net sales of approximately $110.1 million compared to approximately $122.2 million for the same period in 2020, representing a decrease of $12.1 million or 9.9%. The year-over-year decrease was primarily due to a $10.9 million decrease in sales of lower-margin third-party nicotine brands. The decrease was also due, to a lesser extent, to a $7.2 million decrease in sales of other lower-margin third-party brands. The decrease was offset by a $11.9 million increase in the sales of Greenlane Brands, which increased 52.3% to $34.8 million.
For the year ended December 31, 2021, cost of sales decreased by $9.2 million, or 9.0%, as compared to the same period in 2020. The decrease in cost of sales was primarily due to the 9.9% decrease in Consumer Goods net sales.

Gross margin remained relatively flat at approximately 15.7% for the year ended December 31, 2021, compared to gross margin of approximately 16.5% for the same period in 2020. Excluding post-merger strategic product rationalization initiative charges of $5.1 million, gross margin was approximately 20.6% for year ended December 31, 2021, compared to gross margin of approximately 22.0%, excluding damaged and obsolete charges of $6.7 million, for the same period in 2020.
Industrial Goods
For the year ended December 31, 2021, our Industrial Goods operating segment reported net sales of approximately $56.0 million compared to approximately $16.1 million for the same period in 2020, representing an increase of $39.8 million or 247.2%. The increase is directly related to net sales of approximately $43.5 million contributed by our merger with KushCo, which have been included in our results of operations beginning with August 31, 2021, which is the merger completion date.
For the year ended December 31, 2021, cost of sales increased by $32.0 million, or 236.2%, as compared to the same period in 2020. The increase is directly related to cost of sales of approximately $36.7 million contributed by our merger with KushCo, which have been included in our results of operations beginning with August 31, 2021, which is the merger completion date.

Gross margin was approximately 18.5% for the year ended December 31, 2021, compared to gross margin of approximately 15.9% for the same period in 2020, representing 2.6% year over year increase. Excluding post-merger strategic product rationalization initiative charges of $5.0 million, gross margin was approximately 25.8% for year ended December 31, 2021, compared to gross margin of approximately 15.9% for the same period in 2020. The year over year increase in gross margin of approximately 9.9% is related to improved supply and packaging margins and a freight recovery surcharge introduced in the fourth quarter of 2021 to offset increased freight-in costs.
Net Sales by Geographic Regions

	Year Ended December 31,
			% of Net sales		Change
	2021	2020	2021	2020	$	%
Net sales:
United States	$146,006	$112,543	87.9%	81.4%	$33,463	29.7%
Canada	9,717	15,457	5.9%	11.2%	(5,740)	(37.1)%
Europe	10,337	10,304	6.2%	7.4%	33	0.3%
Total net sales	$166,060	$138,304	100.0%	100.0%	$27,756	20.1%
United States

For the year ended December 31, 2021, our United States net sales were approximately $146.0 million, compared to approximately $112.5 million for the same period in 2020, representing an increase of $33.5 million, or 29.7%. The year-over-year increase was primarily due to the merger with KushCo, which contributed $40.0 million in total net sales. Excluding net sales contributed by KushCo, total net sales decreased by approximately $6.5 million, or 5.8%, to approximately $106.0 million for the year ended December 31, 2021, compared to the same period in 2020. The year-over-year decrease was primarily due to a decrease in wholesale revenue of $3.0 million, and a decrease in consumer retail revenue of $1.6 million.
Canada
For the year ended December 31, 2021, our Canadian net sales were approximately $9.7 million, compared to approximately $15.5 million for the same period in 2020, representing a decrease of $5.7 million, or 37.1%. The year-over-year decrease was primarily due to a $7.0 million decrease in sales related to our shift away from lower-margin third-party nicotine brands, and was partially offset by $3.5 million in net sales contributed by KushCo.
Europe

For the year ended December 31, 2021, our European net sales were approximately $10.3 million, which were roughly flat on a year-over-year basis. Our European operations continued to endure challenges over the course of the year, including significant COVID-19 restrictions that adversely impacted retail and supply chain operations.
Liquidity and Capital Resources
Our primary requirements for liquidity and capital are working capital, debt service related to recent acquisitions and potential future acquisitions and general corporate needs. Our primary sources of liquidity are our cash on hand and the cash flow that we generate from our operations. As of December 31, 2021, we had approximately $12.9 million of cash, of which $0.7 million was held in foreign bank accounts, and approximately $53.8 million of working capital, which is calculated as total current assets minus total current liabilities, as compared to approximately $30.4 million of cash, of which $2.3 million was held in foreign bank accounts, and approximately $54.2 million of working capital as of December 31, 2020. The repatriation of cash balances from our foreign subsidiaries could have adverse tax impacts or be subject to capital controls; however, these balances are generally available to fund the ordinary business operations of our foreign subsidiaries without legal or other restrictions.

On October 1, 2018, one of the Operating Company’s wholly-owned subsidiaries closed on the purchase of a building for $10.0 million, which serves as our corporate headquarters. The purchase was financed through a real estate term note (the “Real Estate Note”) in the principal amount of $8.5 million, with one of the Operating Company’s wholly-owned subsidiaries as the borrower and Fifth Third Bank as the lender. Principal amounts plus any accrued interest at a rate of LIBOR plus 2.39% are due monthly. Our obligations under the Real Estate Note are secured by a mortgage on the property. We are seeking to enter into a sale lease-back transaction with respect to our corporate headquarters, at which point we would repay the Real Estate Note, and use the net proceeds from the sale for working capital purposes.

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

We believe that our cash on hand, combined with our ability to access the capital markets, will be sufficient to fund our working capital and capital expenditure requirements, as well as our debt repayments and other liquidity requirements associated with our existing operations, for at least the next 12 months. We have an effective shelf registration statement on Form S-3 (the "2021 Shelf Registration Statement") and may opportunistically conduct securities offerings from time to time in order to meet our liquidity needs. However, we may be unable to access the capital markets because of current market volatility and the performance of our stock price.

The 2021 Shelf Registration Statement registers shares of our Class A common stock, preferred stock, $0.0001 par value per share (the "preferred stock"), depository shares representing our preferred stock, warrants to purchase shares of our Class A common stock, preferred stock or depository shares, and rights to purchase shares of our Class A common stock or preferred stock that may be issued by us in a maximum aggregate amount of up to $200,000,000. As described below, on August 2, 2021 we filed a prospectus supplement (the "2021 ATM Program Prospectus Supplement") for the sale of up to $50,000,000 of shares of our Class A common stock pursuant to the ATM Program (as defined below). On March 31, 2022, the date on which this Annual Report on Form 10-K for the fiscal year ended December 31, 2021 is filed with the SEC, the 2021 Shelf Registration Statement became subject to the offering limits set forth in General Instruction I.B.6 of Form S-3 ("Instruction I.B.6") because our public float is less than $75 million. For so long as our public float is less than $75 million, the aggregate market value of securities sold by us under the 2021 Shelf Registration Statement pursuant to Instruction I.B.6 during any twelve consecutive months may not exceed one-third of our public float. We have not offered any securities pursuant to Instruction I.B.6 in the twelve calendar months preceding the date of filing of this Annual Report on Form 10-K.

In August 2021, we established an "at-the-market" equity offering program (the "ATM Program") that provides for the sale of shares of our Class A common stock having an aggregate offering price of up to $50 million, from time to time. Net proceeds from sales of our shares of Class A common stock under the ATM Program are expected to be used to fund potential business acquisitions and for working capital and general corporate purposes. Since the launch of the ATM program and through March 28, 2022, we sold 11,685,970 shares of our Class A common stock under the ATM Program, which generated gross proceeds of approximately $9.4 million. In light of our low cash position, we have been forced to sell stock under our ATM program at prices that may not otherwise be attractive and are dilutive.

In addition, on August 11, 2021, we completed a public offering of 4,200,000 shares of Class A common stock, 5,926,583 pre-funded warrants to purchase shares of Class A common stock and 6,075,950 standard warrants to purchase shares of Class A common stock (the “Common Stock and Warrant Offering”) for net proceeds of approximately $29.9 million.

In December 2021, we entered into the Bridge Loan with Aaron LoCascio, our co-founder, former Chief Executive Officer and President, and a current director of the Company, in which Mr. LoCascio provided us with a loan in the principal amount of $8.0 million. Accrued interest at a rate of 15.0% is due monthly, and principal amount is due in full in June 2022. The Bridge Loan is secured by a continuing security interest in all of our assets and properties whether then or thereafter existing or required, including our inventory and receivables (as defined under the Universal Commercial Code) and includes negative covenants restricting our ability to incur further indebtedness and engage in certain asset dispositions until the earlier of June 30, 2022 or the Bridge Loan has been fully repaid.

We are in the process of securing an asset backed loan to assist us with working capital needs. We can provide no assurances as to the timing of our entry into this loan or that we will enter into it at all.

Our opinions concerning liquidity are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity could be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on terms favorable to us, or at all.
Cash Flows
The following summary of cash flows for the periods indicated has been derived from our consolidated financial statements included in Part II, Item 8 of this Form 10-K:

	Year Ended December 31,
(in thousands)	2021	2020
Net cash used in operating activities	$(37,330)	$(12,302)
Net cash used in investing activities	(19,691)	(4,144)
Net cash provided by (used in) financing activities	38,963	(1,063)
Net Cash Used in Operating Activities
During 2021, net cash used in operating activities of approximately $37.3 million consisted of (i) net loss of $53.4 million, offset by non-cash adjustments to net loss of approximately $9.6 million, including stock-based compensation expense of approximately $5.7 million, depreciation and amortization expense of approximately $4.7 million, and an offsetting reversal on the allowance of an indemnification receivable of approximately $1.7 million, and (ii) $6.5 million cash used in working capital primarily driven by decreases in accounts payable, accrued expenses and customer deposits of approximately $6.9 million, offset by decreases in accounts receivable, inventories, vendor deposits and other current assets of approximately $13.4 million, which included the collection of an indemnification asset of approximately $0.9 million, and the reduction of our VAT receivable balance upon the collection of a refund from the Dutch tax authorities of approximately $4.1 million.
During 2020, net cash used in operating activities of approximately $12.3 million was a result of a net loss of $47.7 million offset by non-cash adjustments to net loss of $17.7 million, and a $17.7 million increase in cash provided by working capital primarily driven by increases in our accrued expenses and accounts payable, and decreases in inventories offset by higher other current assets.
Net Cash Used in Investing Activities
During 2021, net cash used in investing activities of approximately $19.7 million consisted of (i) approximately $15.6 million of cash used for the acquisition of Eyce, KushCo, and DaVinci, net of cash acquired, (ii) $4.4 million for capital expenditures, including development costs for our new enterprise resource planning system, and (iii) $0.3 million of cash for the purchase of intangible assets, offset by proceeds from the sale of assets held for sale of approximately $0.7 million.
During 2020, we used approximately $4.1 million of cash for capital expenditures, including computer hardware and software to support our growth and development, and warehouse supplies and equipment, including the build-out of our two retail locations, and the purchase of a domain name and VIBES trademarks in Europe.
Net Cash Provided by (Used in) Financing Activities
During 2021, net cash provided by financing activities of approximately $39.0 million primarily consisted of cash proceeds of approximately $32.6 million from the issuance of Class A common stock in conjunction with our Common Stock and Warrant Offering in August 2021 and ATM Program, net proceeds from the issuance of the Bridge Loan of approximately $7.9 million, and cash proceeds of approximately $0.3 million from the exercise of stock options and warrants, offset primarily by approximately $1.1 million in payments on other long-term liabilities, notes payable and finance lease obligations and $0.2 million in distributions.
During 2020, net cash used in financing activities primarily consisted of approximately $1.1 million in payments on other long-term liabilities, notes payable and finance lease obligations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Greenlane Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Greenlane Holdings, Inc. (the “Company”) as of December 31, 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the adjustments to the 2020 financial statements to retrospectively apply the change in segment reporting, as described in Note 12 of the financial statements. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2020 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2020 financial statements taken as a whole.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Costa Mesa, CA
March 31, 2022

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Greenlane Holdings, Inc.

Opinion on the Financial Statements

We have audited, before the effects of the retrospective adjustments to the disclosures for a change in the composition of reportable segments discussed in Note 12 to the consolidated financial statements, the consolidated balance sheet of Greenlane Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the "financial statements") (the 2020 consolidated financial statements before the effects of the adjustments discussed in Note 12 to the financial statements are not presented herein). In our opinion, the 2020 financial statements, before the effects of the retrospective adjustments to the disclosures for a change in the composition of reportable segments discussed in Note 12 to the financial statements, present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustments to the disclosures for a change in the composition of reportable segments discussed in Note 12 to the consolidated financial statements, and accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

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

/s/ Deloitte & Touche LLP

Boca Raton, Florida
March 31, 2021

We began serving as the Company’s auditor in 2019. In 2021, we became the predecessor auditor.

GREENLANE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share amounts)

	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash	$12,857	$30,435
Accounts receivable, net of allowance of $1,285 and $1,084 at December 31, 2021 and 2020, respectively	14,690	6,330
Inventories, net	66,982	36,064
Vendor deposits	18,475	11,289
Assets held for sale	75	1,073
Other current assets (Note 8)	11,658	10,892
Total current assets	124,737	96,083

Property and equipment, net	20,851	12,201
Intangible assets, net	84,710	5,945
Goodwill	41,860	3,280
Operating lease right-of-use assets	9,128	3,104
Other assets	4,541	2,037
Total assets	$285,827	$122,650

LIABILITIES
Current liabilities
Accounts payable	$23,041	$18,405
Accrued expenses and other current liabilities (Note 8)	25,128	19,390
Customer deposits	7,924	2,729
Current portion of notes payable, including $8,000 owed to related party	11,615	182
Current portion of operating leases	3,091	966
Current portion of finance leases	169	184
Total current liabilities	70,968	41,856

Notes payable, less current portion and debt issuance costs, net	10,607	7,844
Operating leases, less current portion	6,142	2,524
Finance leases, less current portion	72	205
Other liabilities	1,674	964
Total long-term liabilities	18,495	11,537
Total liabilities	89,463	53,393

Commitments and contingencies (Note 7)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share, 600,000 shares authorized, and 85,210 shares issued and outstanding as of December 31, 2021; 125,000 shares authorized, 13,322 shares issued and outstanding as of December 31, 2020	852	133
Class B common stock, $0.0001 par value per share, 30,000 shares authorized, and 21,745 shares issued and outstanding as of December 31, 2021; 10,000 shares authorized, and 3,491 shares issued and outstanding as of December 31, 2020	2	1
Class C Common stock, $0.0001 par value per share, no shares authorized as of December 31, 2021; 100,000 shares authorized, and 76,039 shares issued and outstanding as of December 31, 2020	—	8
Additional paid-in capital	228,894	39,742
Accumulated deficit	(55,544)	(24,848)
Accumulated other comprehensive income (loss)	324	29
Total stockholders’ equity attributable to Greenlane Holdings, Inc.	174,528	15,065
Non-controlling interest	21,836	54,192
Total stockholders’ equity	196,364	69,257
Total liabilities and stockholders’ equity	$285,827	$122,650

The accompanying notes are an integral part of these consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)

	For the year ended December 31,
	2021	2020
Net sales	$166,060	$138,304
Cost of sales	138,381	115,539
Gross profit	27,679	22,765

Operating expenses:
Salaries, benefits and payroll taxes	34,012	24,909
General and administrative	41,700	35,315
Goodwill impairment charge	—	8,996
Depreciation and amortization	4,689	2,520
Total operating expenses	80,401	71,740
Loss from operations	(52,722)	(48,975)

Other income (expense), net:
Interest expense	(574)	(437)
Other income (expense), net	(117)	1,902
Total other income (expense), net	(691)	1,465
Loss before income taxes	(53,413)	(47,510)
Provision for income taxes	10	194
Net loss	(53,423)	(47,704)
Less: Net loss attributable to non-controlling interest	(22,840)	(33,187)
Net loss attributable to Greenlane Holdings, Inc.	$(30,583)	$(14,517)

Net loss attributable to Class A common stock per share - basic and diluted (Note 9)	$(0.79)	$(1.22)
Weighted-average shares of Class A common stock outstanding - basic and diluted (Note 9)	38,595	11,947

Other comprehensive income (loss):
Foreign currency translation adjustments	115	654
Unrealized gain (loss) on derivative instrument	376	(459)
Comprehensive loss	(52,932)	(47,509)
Less: Comprehensive loss attributable to non-controlling interest	(22,644)	(33,092)
Comprehensive loss attributable to Greenlane Holdings, Inc.	$(30,288)	$(14,417)

The accompanying notes are an integral part of these consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2019	9,812	$98	5,975	$1	77,791	$8	$32,108	$(9,727)	$(72)	$91,848	$114,264
Net loss	—	—	—	—	—	—	—	(14,517)	—	(33,187)	(47,704)
Equity-based compensation	—	—	—	—	—	—	192	—	—	661	853
Other comprehensive income	—	—	—	—	—	—	—	—	101	95	196
Member distribution	—	—	—	—	—	—	—	(604)	—	—	(604)
Joint venture consolidation	—	—	—	—	—	—	—	—	—	189	189
Issuance of Class A common stock	686	7	—	—	—	—	2,056	—	—	—	2,063
Exchanges of noncontrolling interest for Class A common stock	2,824	28	(2,240)	—	(1,752)	—	4,934	—	—	(4,962)	—
Cancellation of Class B common stock due to forfeitures	—	—	(244)	—	—	—	452	—	—	(452)	—
Balance December 31, 2020	13,322	133	3,491	1	76,039	8	39,742	(24,848)	29	54,192	69,257
Net loss	—	—	—	—	—	—	—	(30,583)	—	(22,840)	(53,423)
Equity-based compensation	187	2	—	—	—	—	3,129	—	—	2,543	5,674
Exchanges of noncontrolling interest for Class A common stock	7,088	71	(5,175)	(1)	(5,738)	(1)	12,178	—	—	(12,247)	—
Exercise of Class A common stock options and warrants	6,028	60	—	—	—	—	247	—	—	—	307
Conversion of Class C common stock	—	—	23,434	2	(70,301)	(7)	5	—	—	—	—
Issuance of Class A common stock and pre-funded warrants, net of costs	58,789	588	—	—	—	—	174,015	—	—	—	174,603
Member distribution	—	—	—	—	—	—	—	(200)	—	—	(200)
Cancellation of Class B common stock due to forfeitures	—	—	(5)	—	—	—	8	—	—	(8)	—
Other comprehensive income	—	—	—	—	—	—	—	—	295	196	491
Other	(204)	(2)	—	—	—	—	(430)	87	—	—	(345)
Balance December 31, 2021	85,210	$852	21,745	$2	—	$—	$228,894	$(55,544)	$324	$21,836	$196,364

The accompanying notes are an integral part of these consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended December 31
	2021	2020
Cash flows from operating activities:
Net loss (including amounts attributable to non-controlling interest)	$(53,423)	$(47,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,689	2,520
Equity-based compensation expense	5,715	853
Goodwill impairment charge	—	8,996
Change in fair value of contingent consideration	189	(719)
Change in provision for doubtful accounts	236	576
(Gain) loss related to indemnification asset	(1,692)	4,464
Loss on disposal of assets	109	579
Impairment of held-for-sale assets	97	376
Unrealized loss on equity investments	171	—
Other	86	75
Changes in operating assets and liabilities, net of the effects of acquisitions:
Decrease (increase) in accounts receivable	(1,393)	1,186
Decrease in inventories	5,730	6,996
Decrease (increase) in vendor deposits	(43)	29
Decrease (increase) in other current assets	9,087	(10,194)
(Decrease) increase in accounts payable	(1,301)	7,095
(Decrease) Increase in accrued expenses and other liabilities	(6,808)	13,104
(Decrease) increase in customer deposits	1,221	(534)
Net cash used in operating activities	(37,330)	(12,302)
Cash flows from investing activities:
Purchase consideration paid for acquisitions, net of cash acquired	(15,646)	(1,841)
Purchases of property and equipment, net	(4,400)	(1,788)
Proceeds from sale of assets held for sale	675	—
Purchase of intangible assets, net	(320)	(515)
Net cash used in investing activities	(19,691)	(4,144)
Cash flows from financing activities:
Member distributions	(200)	(604)
Proceeds from issuance of Class A common stock and pre-funded warrants, net of costs	32,643	—
Proceeds from exercise of stock options and warrants	307	—
Proceeds from issuance of note payable to related party, net of costs	7,868	—
Repayments of notes payable	(1,075)	(190)
Debt issuance costs	(220)	—
Other	(360)	(269)
Net cash provided by (used in) financing activities	38,963	(1,063)
Effects of exchange rate changes on cash	480	171
Net (decrease) in cash	(17,578)	(17,338)
Cash, as of beginning of the period	30,435	47,773
Cash, as of end of the period	$12,857	$30,435

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$574	$437
Cash paid during the period for income taxes	$39	$192
Cash paid for amounts included in the measurement of lease liabilities	$1,978	$1,252
Lease liabilities arising from obtaining finance lease assets	$119	$272
Lease liabilities arising from obtaining operating lease right-of-use assets, net of the effect of acquisitions	$—	$793

Non-cash investing and financing activities:
Issuance of Class A common stock for business acquisitions	$141,960	$1,988
Non-cash purchases of property and equipment	$1,659	$98
Issuance of promissory notes for Eyce and DaVinci business acquisitions	$7,500	$—
Decrease in non-controlling interest as a result of exchanges for Class A common stock	$(12,247)	$(4,962)
Unpaid contingent purchase consideration	$6,857	$—

The accompanying notes are an integral part of these consolidated financial statements.

GREENLANE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS OPERATIONS AND ORGANIZATION
Organization
Greenlane Holdings, Inc. (“Greenlane” and, collectively with the Operating Company (as defined below) and its consolidated subsidiaries, the “Company”, "we", "us", and "our") was formed as a Delaware corporation on May 2, 2018. We are a holding company that was formed for the purpose of completing an underwritten initial public offering (“IPO”) of shares of our Class A common stock, $0.01 par value per share (the “Class A common stock”), in order to carry on the business of Greenlane Holdings, LLC (the “Operating Company”). The Operating Company was organized under the laws of the state of Delaware on September 1, 2015, and is based in Boca Raton, Florida. Unless the context otherwise requires, references to the “Company” refer to us, and our consolidated subsidiaries, including the Operating Company.
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
On August 31, 2021, we completed our previously announced merger with KushCo Holdings, Inc. ("KushCo") and have included the results of operations of KushCo in our consolidated statements of operations and comprehensive loss from that date forward. As such, the KushCo financial information included in our consolidated financial statements for year ended December 31, 2021 is for the period commencing on August 31, 2021 (the date of the closing of the merger) through December 31, 2021. Immediately following the merger with KushCo, stockholders that held Class A common stock prior to the completion of the merger owned 51.9% and former KushCo stockholders owned 48.1% of the equity of the combined company on a fully diluted basis. In connection with the merger with KushCo, the Greenlane Certificate of Incorporation was amended and restated (the “A&R Charter”) in order to (i) increase the number of authorized shares of Greenlane Class B common stock, $0.0001 par value per share (the “Class B Common stock”), from 10 million shares to 30 million shares in order to effect the conversion of each outstanding share of Class C common stock, $0.0001 par value per share (the “Class C common stock”), into one-third of one share of Class B common stock, (ii) increase the number of authorized shares of Class A common stock from 125 million shares to 600 million shares, and (iii) eliminate references to the Class C common stock. Pursuant to the terms of an Agreement and Plan of Merger, dated as of March 31, 2021 (the "Merger Agreement") with KushCo, immediately prior to the consummation of the business combination, holders of Class C common stock received one-third of one share of Class B common stock for each share of Class C common stock held immediately prior to the closing of the merger. For further information about the merger with KushCo, see "Note 3 - Business Acquisitions."
We merchandise premium cannabis accessories, child-resistant packaging, specialty vaporization solutions and lifestyle products in the United States, Canada and Europe, serving a diverse and expansive customer base with more than 8,500 retail locations, including licensed cannabis dispensaries, smoke shops, and specialty retailers. We distribute to multi-state operators ("MSOs"), licensed producers ("LPs"), other retailers and brands through wholesale operations under our Industrial Goods business segment, and to consumers through both wholesale operations as well as e-commerce activities and our retail stores under our Consumer Goods business segment.
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

The A&R Charter and the Fourth Amended and Restated Operating Agreement of the Operating Company (the “Operating Agreement”) require that (a) we at all times maintain a ratio of one Common Unit owned by us for each share of our Class A common stock issued by us (subject to certain exceptions), and (b) the Operating Company at all times maintains (i) a one-to-one ratio between the number of shares of our Class A common stock issued by us and the number of Common Units owned by us, and (ii) a one-to-one ratio between the number of shares of our Class B common stock owned by the non-founder members of the Operating Company and the number of Common Units owned by the non-founder members of the Operating Company.
The following table sets forth the economic and voting interests of our common stock holders as of December 31, 2021:

Class of Common Stock (ownership)	Total Shares (1)	Class A Shares (as converted) (2)	Economic Ownership in the Operating Company (3)	Voting Interest in Greenlane (4)	Economic Interest in Greenlane (5)
Class A	85,209,651	85,209,651	79.7%	79.7%	100.0%
Class B	21,744,500	21,744,500	20.3%	20.3%	—%
Total	106,954,151	106,954,151	100.0%	100.0%	100.0%

(1) Represents the total number of outstanding shares for each class of common stock as of December 31, 2021.
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
Liquidity
Our principal sources of liquidity at December, 31 2021 consisted of cash on hand, future cash anticipated to be generated from operations, and our ATM Program described below.
In August 2021, we established an "at-the-market" equity offering program (the "ATM Program") that provides for the sale of shares of our Class A common stock having an aggregate offering price of up to $50 million, from time to time. Net proceeds from sales of our shares of Class A common stock under the ATM Program are expected to be used to fund potential business acquisitions and for working capital and general corporate purposes. Since the launch of the ATM program and through March 28, 2022, we sold 11,685,970 shares of our Class A common stock under the ATM Program, which generated gross proceeds of approximately $9.4 million.

In December 2021, we entered into the Bridge Loan with Aaron LoCascio, our co-founder, former Chief Executive Officer and President, and a current director of the Company, in which Mr. LoCascio provided us with a loan in the principal amount of $8.0 million. Accrued interest at a rate of 15.0% is due monthly, and principal amount is due in full in June 2022. The Bridge Loan is secured by a continuing security interest in all of our assets and properties whether then or thereafter existing or required, including our inventory and receivables (as defined under the Universal Commercial Code) and includes negative covenants restricting our ability to incur further indebtedness and engage in certain asset dispositions until the earlier of June 30, 2022 or the Bridge Loan has been fully repaid.

We also have an effective shelf registration statement on Form S-3 and may opportunistically conduct securities offerings from time to time in order to meet our liquidity needs. However, we may be unable to access the capital markets because of current market volatility and the performance of our stock price

We are in the process of securing an asset backed loan to assist us with working capital needs. However, we can provide no assurances as to the timing of our entry into this loan or that we will enter into it at all. We believe that our cash on hand, combined with our ability to access the capital markets, will be sufficient to fund our working capital and capital expenditure requirements, as well as our debt repayments and other liquidity requirements associated with our existing operations, for at least the next 12 months.
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
In March 2020, the World Health Organization declared the novel coronavirus ("COVID-19") a global pandemic. We expect uncertainties around our key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic, including the possible resurgence of new strains. Our estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in our consolidated financial statements.
Segment Reporting
We manage our global business operations through our operating and reportable business segments. Due to our recent merger with KushCo, we reassessed and updated our operating segments. Therefore, as of December 31, 2021, we had two reportable operating business segments: Industrial Goods, which largely comprises KushCo's legacy operations, and Consumer Goods, which largely comprises Greenlane's legacy operations across the United States, Canada, and Europe. Our reportable segments have been identified based on how our chief operating decision maker ("CODM"), which is a committee comprised of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), manage our business, make resource allocation and operating decisions, and evaluate operating performance. These changes in operating segments align with how we manage our business as of the fourth quarter of 2021. Segment disclosures within this Form 10-K have been retrospectively restated to reflect the change in segments. See “Note 12—Segment Reporting.”
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
Loss Contingencies
Certain conditions may exist which may result in a loss to us, but which will only be resolved when one or more future events occur or fail to occur. Management assesses such contingent liabilities and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against us, or unasserted claims that may result in such proceedings, we evaluate the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability is estimable, the liability would be accrued in our consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed. Unasserted claims that are not considered probable of being asserted and those for which an unfavorable outcome is not reasonably possible have not been disclosed.
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
The carrying amounts of our financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and short-term debt, are carried at historical cost basis, which approximates their fair values because of their short-term nature. The fair value of our long-term debt is the estimated amount we would have to pay to repurchase the debt, inclusive of any premium or discount attributable to the difference between the stated interest rate and market rate of interest at each balance sheet date. As of December 31, 2021 and 2020, the carrying amount of our long-term debt approximated its fair value. On a recurring basis, we measure and record contingent consideration and our interest-rate swap arrangement using fair value measurements in the accompanying consolidated financial statements. See “Note 4—Fair Value of Financial Instruments.”
We also own equity securities of private entities, which do not have readily determinable fair values. We elected to measure these equity securities at cost minus impairment, if any. At each reporting period, we make a qualitative assessment considering impairment indicators to evaluate whether our investment is impaired. The equity securities are adjusted to fair value when an observable price change can be identified. See “Note 4—Fair Value of Financial Instruments.”
Cash
For purposes of reporting cash flows, we consider cash on hand, checking accounts, and savings accounts to be cash. We also consider all highly-liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. We place our cash with high credit quality financial institutions, which provide insurance through the Federal Deposit Insurance Company. At times, the balance in our accounts may exceed federal insured limits. We perform periodic evaluations of the relative credit standing of these institutions and do not expect any losses related to such concentrations. As of December 31, 2021, and 2020, approximately $0.7 million and $2.3 million, respectively, of our cash balances were in foreign bank accounts and uninsured. As of December 31, 2021 and 2020, we had no cash equivalents.
Accounts Receivable, net
Accounts receivable represent amounts due from customers for merchandise sales and are recorded when revenue is earned and are carried at the original invoiced amount less an allowance for any potentially uncollectible amounts. An account is considered past due when payment has not been rendered by its due date based upon the terms of the sale. Generally, accounts receivable are due 30 days after the billing date. We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivable amounts. In evaluating our ability to collect outstanding receivable balances, we consider various factors including the age of the balance, the creditworthiness of the customer, the customer's current financial condition, current economic conditions, and other factors that may affect our ability to collect from customers. We write off accounts as uncollectible on a case-by-case basis. We pledge accounts receivable as collateral for our Bridge Loan, see “Note 6—Debt.”
Inventories, net
Inventories consist of finished goods that we value at the lower of cost or net realizable value on a weighted average cost basis for the majority of the inventory. We established an allowance for slow-moving or obsolete inventory based upon assumptions about future demands and market conditions. At December 31, 2021 and 2020, the reserve for obsolescence was approximately $21.3 million and $1.6 million, respectively. We pledge inventory as collateral for our Bridge Loan, see “Note 6— Debt.”
Vendor Deposits
Vendor deposits represent prepayments we make to vendors for inventory purchases. A significant number of vendors require us to prepay for inventory purchases.
Customs Bonds
The Company is required to obtain customs bonds to import goods into the United States to provide security for payment of duties, taxes and other fees incurred as a result of importing goods. Customs bonds are included in "Other current assets" in our consolidated balance sheets, see "Note 8 - Supplemental Financial Statement Information."
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

We completed the sale of approximately $0.7 million of machinery included in "Assets held for sale" during the second quarter of 2021, and we completed the sale of the remaining balance as of December 31, 2021 of $0.1 million in "Assets held for sale" during the first quarter of 2022. We recognized approximately $0.1 million and $0.4 million in impairment charges during the years ended December 31, 2021 and 2020, respectively.
Property and Equipment, net
We state property and equipment at cost or, if acquired through a business combination, fair value at the date of acquisition. We calculate depreciation and amortization using the straight-line method over the estimated useful lives of the assets, except for our leasehold improvements, which are depreciated over the shorter of their estimated useful lives or their related lease term. Upon the sale or retirement of assets, the cost and related accumulated depreciation are removed from our accounts and the resulting gain or loss is credited or charged to income. We expense costs for repairs and maintenance when incurred. Property and equipment includes assets recorded under finance leases, see “Note 5—Leases.” We pledge property and equipment as collateral for our Bridge Loan, see “Note 6—Long Term Debt.”
Impairment of Long-Lived Assets
We assess the recoverability of the carrying amount of our long lived-assets, including property and equipment and finite-lived intangibles, whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. An impairment loss would be assessed when estimated undiscounted future cash flows from the operation and disposition of the asset group are less than the carrying amount of the asset group. Asset groups have identifiable cash flows and are largely independent of other asset groups. Measurement of an impairment loss is based on the excess of the carrying amount of the asset group over its fair value. Other than the impairment charge recognized on our assets held for sale as noted above, we did not recognize any other impairment charges for long-lived assets during the years ended December 31, 2021 and 2020.
Intangible Assets, net
Our intangible assets consist of domain names, intellectual property, distribution agreements, proprietary technology, trademarks and tradenames, customer relationships, and other rights. We amortize intangible assets with finite lives over their estimated useful lives on a straight-line basis. The straight-line method of amortization represents our best estimate of the distribution of the economic value of the identifiable intangible assets. We carry intangible assets with finite lives at cost less accumulated amortization. We assess the recoverability of finite-lived intangible assets in the same manner we do for property and equipment, as described above.
For our intangible assets not subject to amortization, we perform an annual impairment assessment during the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine whether it is more likely than not that the carrying value of the asset may not be recoverable. If necessary, a quantitative impairment test is performed to compare the fair value of the indefinite-lived intangible asset with its carrying value. Impairments, if any, are based on the excess of the carrying amount over the fair value of the asset.
We recognized no impairment charges for intangible assets during the years ended December 31, 2021 and 2020. For additional information about intangible assets, see "Note 3—Business Acquisitions" and "Note 8—Supplemental Financial Statement Information."
Investments in Equity Securities

Our investments in equity securities measured at fair value on a recurring basis consist of investments in XS Financial Inc. and High Tide Inc. We have determined that our ownership does not provide us with significant influence over the operations of these entities. Accordingly, we account for our investment in these entities as equity securities, and we record changes in the fair value of these investments in "other income (expense), net" in our consolidated statements of operations and comprehensive loss.

Our investments in equity securities without readily determinable fair value consist of ownership interests in Airgraft Inc., Sun Grown Packaging, LLC ("Sun Grown") and Vapor Dosing Technologies, Inc. ("VIVA"). We determined that our ownership interests do not provide us with significant influence over the operations of these investments. Accordingly, we account for our investments in these entities as equity securities. Airgraft Inc., Sun Grown, and VIVA are private entities and their equity securities do not have a readily determinable fair value. We elected to measure these securities under the measurement alternative election at cost minus impairment, if any, with adjustments through earnings for observable price changes in orderly transactions for the identical or similar investment of the same issuer. We acquired our investments in Sun Grown and VIVA as part of our merger with KushCo, which we completed in August 2021. We did not identify any fair value adjustments related to these equity securities during the years ended December 31, 2021 and 2020.

Investments in equity securities are included within "Other assets" in our consolidated balance sheets. See “Note 4—Fair Value of Financial Instruments.”
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
For additional information about goodwill, see "Note 3—Business Acquisitions" and "Note 8—Supplemental Financial Statement Information."
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
Advertising
We expense advertising costs as incurred and include them in general and administrative expenses in our consolidated statements of operations and comprehensive loss. Advertising costs were approximately $4.2 million and $3.6 million for the years ended December 31, 2021 and 2020, respectively.
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
Our performance obligations for services are satisfied when the services are rendered within the arranged service period. Total service revenue is not material and accounted for less than 0.1% of revenues for the years ended December 31, 2021 and 2020.
Beginning with the first quarter of 2020, we entered into a limited number of bill-and-hold arrangements. Each bill-and-hold arrangement is reviewed and revenue is recognized only when certain criteria have been met: (i) the customer has requested delayed delivery and storage of the products by us, in exchange for a storage fee, because they want to secure a supply of the products but lack storage space, (ii) the risk of ownership has passed to the customer, (iii) the products are segregated from our other inventory items held for sale, (iv) the products are ready for shipment to the customer, and (v) the products are customized and thus we do not have the ability to use the products or direct them to another customer. Revenue under bill-and-hold arrangements was $0.5 million and $1.7 million for the years ended December 2021 and 2020, respectively. Storage fees charged to customers for bill-and-hold arrangements are recognized as invoiced. Such fees were not significant for the years ended December 31, 2021 and 2020.
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
For certain product offerings such as child-resistant packaging, closed-system vaporization solutions and custom-branded retail products, we may receive a deposit from the customer (generally 25% - 50% of the total order cost, but the amount can vary by customer contract) when an order is placed by a customer. We typically complete these orders within one to six months from the date of order, depending on the complexity of the customization and the size of the order, but the completion timeline can vary by product type and terms of sales with each customer. See “Note 8—Supplemental Financial Statement Information” for a summary of changes to our customer deposits liability balance during the years ended December 31, 2021 and 2020.
We estimate product returns based on historical experience and record them as a refund liability that reduces the net sales for the period. We analyze actual historical returns, current economic trends and changes in order volume when evaluating the adequacy of our sales returns allowance in any reporting period. Our liability for returns, which is included within "Accrued expenses and other current liabilities" in our consolidated balance sheets, was approximately $1.0 million and $0.8 million as of December 31, 2021 and 2020, respectively. The recoverable cost of merchandise estimated to be returned by customers, which is included within "Other current assets" in our consolidated balance sheets, was approximately $0.2 million as of December 31, 2021 and 2020.
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
No single customer represented more than 10% of our net sales for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company has a concentration of credit risk with its accounts receivable balance as two customers represented approximately 13% and 11% of accounts receivable, respectively. As of December 31, 2020, no single customer represented more than 10% of our accounts receivable balance.
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

We performed an analysis of the VAT overpayments to the Dutch tax authorities, which we expected to be refunded to us, and VAT payable to other EU member states, including potential fines and penalties. Based on this analysis, we recorded VAT payable of approximately $2.5 million and $9.9 million within "Accrued expenses and other current liabilities" and VAT receivable of approximately $0.1 million and $4.4 million within "Other current assets" in our consolidated balance sheet as of December 31, 2021 and 2020, respectively.

We established VAT receivables in jurisdictions where VAT paid exceeds VAT collected and are recoverable through the filing of refund claims. Our VAT receivable balance as of December 31, 2021 and 2020 relates to refund claims with the Dutch tax authorities. In April 2021, we received a refund from the Dutch tax authorities of approximately $4.1 million.

Pursuant to the purchase and sale agreement by which we acquired our European subsidiaries, the sellers are required to indemnify us against certain specified matters and losses, including any and all liabilities, claims, penalties and costs incurred or sustained by us in connection with non-compliance with tax laws in relation to activities of the sellers. The indemnity (or indemnification receivable) is limited to an amount equal to the purchase price under the purchase and sale agreement. As of December 31, 2021 and 2020, we recognized an indemnification asset of approximately $0.1 million and $0.9 million within "Other current assets" using the loss recovery model. We were beneficiaries of a bank guarantee in the amount of approximately $0.9 million for claims for which we are entitled to indemnification under the purchase and sale agreement, which we collected in April 2021. In April 2021, we entered into a settlement agreement with the sellers of Conscious Wholesale requiring the transfer of approximately $0.8 million in cash from the sellers' bank accounts, which we also collected in April 2021. In May 2021, we entered into another settlement with the sellers to place 650,604 shares of our Class A common stock owned by the sellers in escrow, which requires that those securities be sold as necessary to pay additional liabilities of the seller to us under the purchase and sale agreement.

During the year ended December 31, 2020, we recognized a charge of approximately $4.5 million within "general and administrative" expenses in our consolidated statements of operations and comprehensive loss, which represented the difference between the VAT payable and the VAT receivable and indemnification asset recorded as of December 31, 2020.

During the year ended December 31, 2021, we recognized a gain of approximately $1.7 million within "general and administrative expenses" in our consolidated statements of operations and comprehensive loss, which represented the partial reversal of the previously recognized charge, as the indemnification asset became probable of recovery based on the settlement agreements with the sellers and the related amounts collected from the sellers, and a reduction in our previously estimated VAT liability for penalties and interest based on our voluntary disclosure to, and ongoing settlement with, the relevant tax authorities in the EU member states.

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
In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which addresses the measurement and disclosure requirements for convertible instruments and contracts in an entity's own equity. The new standard simplifies and adds disclosure requirements for the accounting and measurement of convertible instruments and the settlement assessment for contracts in an entity's own equity. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021. We elected to early adopt the new standard beginning January 1, 2021, on a modified retrospective basis. Adoption of this standard did not impact our consolidated financial statements, as we did not hold any instruments to which this standard was applicable during the current reporting period nor in earlier reporting periods.

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

NOTE 3. BUSINESS ACQUISITIONS
Eyce

On March 2, 2021, we acquired substantially all the assets of Eyce LLC ("Eyce"), a designer and manufacturer of silicon pipes, bubblers, rigs, and other smoking and vaporization-related accessories and merchandise. We acquired Eyce to take advantage of expected synergies, which include increased margins from the direct integration of one of our top-selling product lines into our offerings of Greenlane Brand products (as defined below) and the enlistment of key talent in Eyce's founding owners.

We accounted for the Eyce acquisition as a business combination under the acquisition method under ASC Topic 805, Business Combinations. Eyce has been consolidated in our consolidated financial statements commencing on March 2, 2021, the date of acquisition. The purchase price for the Eyce acquisition was allocated based on estimates of the fair value of net assets acquired at the acquisition date, with the excess allocated to goodwill. The total purchase consideration for the Eyce acquisition consisted of the following:

(in thousands)	Purchase Consideration
Cash	$2,403
Class A common stock	2,005
Promissory note	2,503
Contingent consideration - payable in cash	914
Contingent consideration - payable in Class A common stock	914
Total purchase consideration	$8,739
During the year ended December 31, 2021, we recognized approximately $0.3 million in Eyce acquisition-related costs, which were included within "general and administrative" expenses in our consolidated statement of operations and comprehensive loss.

The Eyce contingent consideration arrangement requires us to make contingent payments based on the achievement of certain revenue and EBITDA performance targets for the year ended December 31, 2021 (the "2021 Contingent Payment"), as well as the year ending December 31, 2022 (the "2022 Contingent Payment"), as set forth in the acquisition agreement.
We estimated the fair value of the contingent consideration by using a Monte Carlo simulation that includes significant unobservable inputs such as the risk-free rate, risk-adjusted discount rate, the volatility of the underlying financial metrics and projected financial forecast of the acquired business over the earn-out period.
The 2021 Contingent Payment was earned as of December 31, 2021, and the related liability of $1.8 million was included within "Accrued expenses and other current liabilities" on our consolidated balance sheet. As partial consideration for Eyce’s attainment of the financial benchmarks related to the 2021 Contingent Payment, we issued 795,523 shares of our Class A common stock on January 14, 2022 to Eyce and certain of its affiliates. See “Note 4—Fair Value of Financial Instruments” for additional details related to the Eyce contingent consideration arrangement.
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

(in thousands)	Estimated Fair Value as of Acquisition Date (as previously reported)	Measurement Period Adjustments	Estimated Fair Value as of Acquisition Date (as adjusted)
Inventory	$92	$—	$92
Developed technology	1,738	—	1,738
Trade name	1,294	—	1,294
Customer relationships	165	—	165
Goodwill	4,840	610	5,450
Total purchase consideration	$8,129	$610	$8,739

Goodwill generated from the Eyce acquisition is primarily related to the value we placed on expected business synergies. We anticipate that the goodwill recognized will be deductible for income tax purposes.
Merger with KushCo
On August 31, 2021, we completed our previously announced merger with KushCo pursuant to the terms of the Merger Agreement dated as of March, 31, 2021. Greenlane’s merger with KushCo created a leading ancillary cannabis products and services company. The combined company serves a broad range of customers, which includes many of the leading MSOs and LPs, the top smoke shops in the United States, and millions of consumers globally.

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

At the effective time of the Mergers, each KushCo stockholder received 0.3016 shares of Class A common stock, as determined pursuant to the exchange ratio formula set forth in the Merger Agreement (the “Exchange Ratio”), for each share of KushCo’s common stock, $0.001 par value per share (“KushCo common stock”), issued and outstanding immediately prior to the effective time of the Mergers, with cash paid for any fractional shares that a KushCo stockholder would have otherwise been entitled to receive. Immediately following the Mergers, stockholders that held Greenlane common stock prior to the completion of the Mergers owned 51.9% and former KushCo stockholders owned 48.1% of the equity of the combined company on a fully diluted basis.

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
Estimated Purchase Consideration and Preliminary Purchase Price Allocation
We accounted for the KushCo acquisition as a business combination under the acquisition method under ASC Topic 805, Business Combinations. KushCo has been consolidated in our consolidated financial statements commencing on August 31, 2021, the date of acquisition.
The initial accounting for the acquisition, including the purchase price allocation, is preliminary pending completion of the fair value analyses of the replacement warrants and replaced equity compensation awards, as well as pending completion of the fair value analyses of assets acquired and liabilities assumed.
We allocated the purchase price to the net identifiable tangible and intangible assets acquired and liabilities assumed based on their preliminary estimated fair values as of the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets and liabilities was allocated to goodwill. We determined the preliminary estimated fair values after review and consideration of relevant information as of the acquisition date, including discounted cash flows, quoted market prices and estimates made by management. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are preliminary based on management's estimates and assumptions and may be subject to change as additional information is received. We expect to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
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

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date based on the preliminary purchase price allocation (in thousands):

(in thousands)	Estimated Fair Value as of Acquisition Date (as previously reported)	Measurement Period Adjustments	Estimated Fair Value as of Acquisition Date (as adjusted)
Assets acquired
Cash	$2,302	$—	$2,302
Accounts receivable	7,110	—	7,110
Inventories	35,112	—	35,112
Vendor deposits	7,011	—	7,011
Other current assets	8,111	—	8,111
Property and equipment	6,200	—	6,200
Operating lease right-of-use assets	7,581	—	7,581
Other assets	2,896	—	2,896
Intangible assets - customer relationships	39,500	—	39,500
Intangible assets - trademarks	29,500	—	29,500
Intangible assets - proprietary design library	3,100	—	3,100
Goodwill	24,314	19	24,333
Total estimated assets acquired	172,737	19	172,756
Liabilities assumed
Accounts payable	5,876		5,876
Accrued expenses and other current liabilities	6,496	19	6,515
Customer deposits	3,934		3,934
Operating lease liabilities	7,575		7,575
Total estimated liabilities assumed	23,881	19	23,900
Total estimated purchase price and consideration transferred in the merger	$148,856	$—	$148,856
Goodwill generated from the KushCo acquisition is primarily related to the value we placed on expected business synergies. We anticipate that the goodwill recognized will not be deductible for income tax purposes.
During the year ended December 31, 2021, we recognized transaction costs of approximately $7.8 million in connection with the Mergers, consisting primarily of advisory, legal, valuation and accounting fees, which were recorded in "general and administrative expenses" in the accompanying consolidated statement of operations and comprehensive loss.
DaVinci

On November 29, 2021, we acquired substantially all the assets of Organicix, LLC (d/b/a and hereinafter referred to as “DaVinci”), a leading developer and manufacturer of premium portable vaporizers. We acquired DaVinci to take advantage of expected synergies, which include increased margins and significant enhancement of our offerings of Greenlane Brands products (as defined below) the enlistment of key talent in DaVinci's founders.

We accounted for the DaVinci acquisition as a business combination under the acquisition method under ASC Topic 805, Business Combinations. DaVinci has been consolidated in our consolidated financial statements commencing on November 29, 2021, the date of acquisition.

The initial accounting for the acquisition, including the purchase price allocation, is preliminary pending completion of the fair value analyses of contingent consideration, as well as pending completion of the fair value analyses of assets acquired and liabilities assumed.
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

The total purchase consideration for the DaVinci acquisition consisted of the following:

(in thousands)	Purchase Consideration
Cash	$3,362
Class A common stock	3,282
Promissory note	5,000
2021 DaVinci Contingent Payment - payable in Class A common stock	2,610
Product Launch Contingent Payment - payable in cash	1,169
Product Launch Contingent Payment - payable in Class A common stock	1,062
Total purchase consideration	$16,485
During the year ended December 31, 2021, we recognized approximately $0.3 million in DaVinci acquisition-related costs, which were included within "general and administrative" expenses in our consolidated statement of operations and comprehensive loss.
The DaVinci contingent consideration arrangement requires us to make contingent payments, including: (1) the 2021 Contingent Payment, which is based on the achievement of certain financial benchmarks measured during the period January 1, 2021 and December 31, 2021, and is payable in shares of our Class A common stock, and (2) Product Launch Contingent Payments, which are payable in cash and shares of our Class A common stock. The 2021 DaVinci Contingent Payment was earned as of December 31, 2021, based upon which the we issued 3,030,304 shares of Class A Common Stock on February 25, 2022 to DaVinci and certain of its affiliates.
The estimated fair value of the 2021 DaVinci Contingent Payment as of the acquisition date reflects a discount for lack of marketability, as the Class A common stock issued to the sellers has a restriction period. We estimated the fair value of the Product Launch Contingent Payments using a form of the scenario-based method, which includes significant unobservable inputs such management's identification of probability-weighted outcomes and a risk-adjusted discount rate over the earn-out period.
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date based on the preliminary purchase price allocation (in thousands):

(in thousands)	Estimated Fair Value as of Acquisition Date
Assets acquired
Accounts receivable	$94
Inventories	1,444
Vendor deposits	132
Property and equipment	112
Intangible assets - customer relationships	1,362
Intangible assets - tradenames	2,316
Intangible assets - developed technology	2,195
Goodwill	9,052
Total estimated assets acquired	16,707
Liabilities assumed
Accounts payable	59
Accrued expenses and other current liabilities	123
Customer deposits	40
Total estimated liabilities assumed	222
Total estimated purchase price and consideration transferred	$16,485

Goodwill generated from the DaVinci acquisition is primarily related to the value we placed on expected business synergies. We anticipate that the goodwill recognized will be deductible for income tax purposes.

Supplemental Unaudited Pro Forma Financial Information
The following table presents pro forma results for the year ended December 31, 2021 as if our acquisition of Eyce and DaVinci, along with the closing of the merger with KushCo, had occurred on January 1, 2020, and Eyce, DaVinci, and KushCo's results had been included in our consolidated results beginning on that date (in thousands):

	For the year ended December 31,
	2021	2020
	(unaudited)
Net sales	$248,691	$258,891
Cost of sales	221,710	223,582
Gross profit	26,981	35,309
Net loss	$(102,685)	$(116,444)

The pro forma amounts have been calculated after applying our accounting policies to the financial statements of Eyce and KushCo and adjusting the combined results of Greenlane, Eyce, DaVinci and KushCo (a) to remove Eyce and DaVinci product sales to us and to remove the cost incurred by us related to products purchased from Eyce and DaVinci prior to the acquisition, and (b) to reflect the increased amortization expense that would have been charged assuming intangible assets identified in the acquisitions of Eyce, DaVinci, and KushCo had been recorded on January 1, 2020.

The impact of the Eyce and DaVinci acquisition and the KushCo merger on the actual results reported by us in subsequent periods may differ significantly from that reflected in this pro forma information for a number of reasons, including but not limited to, non-achievement of the expected synergies from these combinations and changes in the regulatory environment. As a result, the pro forma information is not necessarily indicative of what our financial condition or results of operations would have been had the acquisitions been completed on the applicable date of this pro forma financial information. In addition, the pro forma financial information does not purport to project our future financial condition and results of operations.
Supplemental Information of Operating Results

"Net sales" in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2021 includes approximately $5.2 million, $0.7 million, and $43.5 million of net sales contributed by Eyce, DaVinci and KushCo, respectively, since the date of the acquisition.

Eyce, DaVinci, and KushCo's operating activities have been integrated with other existing subsidiaries of the Operating Company, and as such, the identification of post-acquisition "net loss" is impracticable for the year ended December 31, 2021.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The carrying amounts for certain of our financial instruments, including cash, accounts receivable, accounts payable and certain accrued expenses and other assets and liabilities, approximate fair value due to the short-term nature of these instruments.

As of December 31, 2021, we had equity securities, an interest rate swap contract and contingent consideration that are required to be measured at fair value on a recurring basis.

Our equity securities consist of investments in XS Financial Inc. and High Tide Inc. We have determined that our ownership does not provide us with significant influence over the operations of these entities. Accordingly, we account for our investment in these entities as equity securities, and we record changes in the fair value of these investments in "other income (expense), net" in our consolidated statements of operations and comprehensive loss.

Our financial instruments measured at fair value on a recurring basis were as follows at the dates indicated:

	Consolidated Balance Sheet Caption	Fair Value at December 31, 2021
(in thousands)		Level 1	Level 2	Level 3	Total
Assets:
Equity securities	Other assets	$1,919	$—	$—	$1,919
Total Assets		$1,919	$—	$—	$1,919
Liabilities:
Interest rate swap contract	Other liabilities	$—	$288	$—	$288
Contingent consideration - current	Accrued expenses and other current liabilities	—	—	5,641	5,641
Contingent consideration - long-term	Other long-term liabilities	—	—	1,216	1,216
Total Liabilities		$—	$288	$6,857	$7,145

	Consolidated Balance Sheet Caption	Fair Value at December 31, 2020
(in thousands)		Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap contract	Other long-term liabilities	$—	$665	$—	$665
Total Liabilities		$—	$665	$—	$665

The estimated fair values of our financial instruments have been determined using available market information and what we believe to be appropriate valuation methodologies. There were no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy during the years ended December 31, 2021 and 2020.

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
Details of the outstanding swap contract as of December 31, 2021, which is a pay fixed and receive floating contract, is as follows:

Swap Maturity	Notional Value (in thousands)	Pay Fixed Rate	Receive Floating Rate	Floating Rate Reset Terms
October 1, 2025	$7,958	2.0775%	One-Month LIBOR	Monthly

We performed an initial qualitative assessment of hedge effectiveness using the hypothetical derivative method in the period in which the hedging transaction was entered, as the critical terms of the hypothetical derivative and the hedging instrument were the same. On a quarterly basis, we perform a qualitative analysis for quarterly prospective and retrospective assessments of hedge effectiveness. The unrealized loss on the derivative instrument is included within "Other comprehensive income (loss)" in our consolidated statement of operations and comprehensive loss. There was no measure of hedge ineffectiveness and no reclassifications from other comprehensive loss into interest expense for the years ended December 31, 2021 and 2020.

Contingent Consideration

Each period we revalue our contingent consideration obligations associated with business acquisitions to their fair value. The estimate of the fair value of contingent consideration is determined by applying a risk-neutral framework using a Monte Carlo Simulation, which includes inputs not observable in the market, such as the risk-free rate, risk-adjusted discount rate, the volatility of the underlying financial metrics and projected financial forecast of the acquired business over the earn-out period, and therefore represents a Level 3 measurement. Significant increases or decreases in these inputs could result in a significantly lower or higher fair value measurement of the contingent consideration liability. Changes in the fair value of contingent consideration are included within "Other income (expense), net" in our consolidated statements of operations and comprehensive loss.

A reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2021 and 2020 is as follows:

(in thousands)	Contingent Consideration
Balance at December 31, 2019	$1,568
Foreign currency translation adjustments	(14)
Payment of contingent consideration	(835)
Gain from fair value adjustments included in results of operations	(719)
Balance at December 31, 2020	—
Contingent consideration issued for Eyce acquisition	1,828
Contingent consideration issued for DaVinci acquisition	4,840
Loss from fair value adjustments included in results of operations	189
Balance at December 31, 2021	$6,857

Equity Securities Without a Readily Determinable Fair Value

Our investment in equity securities without readily determinable fair value consist of ownership interests in Airgraft Inc., Sun Grown Packaging, LLC ("Sun Grown") and Vapor Dosing Technologies, Inc. ("VIVA"). We determined that our ownership interests do not provide us with significant influence over the operations of these investments. Accordingly, we account for our investments in these entities as equity securities.

Airgraft Inc., Sun Grown, and VIVA are private entities and their equity securities do not have a readily determinable fair value. We elected to measure these security under the measurement alternative election at cost minus impairment, if any, with adjustments through earnings for observable price changes in orderly transactions for the identical or similar investment of the same issuer. We acquired our investments in Sun Grown and VIVA as part of our merger with KushCo, which we completed in August 2021. We did not identify any fair value adjustments related to these equity securities during the years ended December 31, 2021 and 2020.

As of December 31, 2021 and 2020, the carrying value of our investment in equity securities without a readily determinable fair value was approximately $2.5 million and $2.0 million, respectively, included within "Other assets" in our consolidated balance sheets. The carrying value included a fair value adjustment of $1.5 million based on an observable price change recognized during the year ended December 31, 2019.

NOTE 5. LEASES
Greenlane as a Lessee
As of December 31, 2021, we had facilities financed under operating leases consisting of warehouses, offices, and retail stores, with lease term expirations between 2022 and 2027. Lease terms are generally three to seven years for warehouses, office space and retail store locations. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
The following table provides details of our future minimum lease payments under finance and operating lease liabilities recorded in our consolidated balance sheet as of December 31, 2021. The table below does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

(in thousands)	Finance Leases	Operating Leases	Total
2022	$127	$3,330	$3,457
2023	107	2,816	2,923
2024	19	1,994	2,013
2025	—	1,382	1,382
2026	—	155	155
Thereafter	—	4	4
Total minimum lease payments	253	9,681	9,934
Less: imputed interest	12	448	460
Present value of minimum lease payments	241	9,233	9,474
Less: current portion	169	3,091	3,260
Long-term portion	$72	$6,142	$6,214
Rent expense under operating leases was approximately $2.0 million and $1.6 million for the years ended December 31, 2021 and 2020, respectively.
The majority of our finance lease obligations relate to leased warehouse equipment. Payments under our finance lease agreements are fixed for terms ranging from three to five years. We recorded approximately $0.4 million of finance lease assets, net within "property and equipment, net" as of December 31, 2021 and 2020, respectively, and the related liabilities within "current portion of finance leases" and "finance leases, less current portion" in our consolidated balance sheets.
The following expenses related to our finance and operating leases were included in "general and administrative expenses" within our consolidated statements of operations and comprehensive loss for the years ended December 31, 2021 and 2020:

(in thousands)	December 31, 2021	December 31, 2020
Finance lease cost
Amortization of leased assets	$74	$142
Interest of lease liabilities	12	18
Operating lease costs
Operating lease cost	1,593	1,383
Variable lease cost	385	255
Total lease cost	$2,064	$1,798

The table below presents lease-related terms and discount rates as of December 31, 2021:

December 31, 2021
Weighted average remaining lease terms
Operating leases	3.3 years
Finance leases	1.9 years
Weighted average discount rate
Operating leases	2.6%
Finance leases	3.9%
Greenlane as a Lessor
We have five operating leases for office space leased to third-party tenants in our corporate headquarters building in Boca Raton, Florida and one sublease in California. For the years ended December 31, 2021 and 2020, respectively, we recorded approximately $0.8 million and $0.6 million in rental income related to these operating leases, which we included within “Other income, net” in our consolidated statements of operations and comprehensive loss.
The following table represents the maturity analysis of undiscounted cash flows related to lease payments, which we expect to receive from our existing operating lease agreements with tenants:

Rental Income	(in thousands)
2022	$728
2023	461
2024	77
2025	53
Thereafter	—
Total	$1,319

NOTE 6. DEBT
Our debt balance, excluding operating lease liabilities and finance lease liabilities, consisted of the following amounts at the dates indicated:

(in thousands)	December 31, 2021	December 31, 2020
Real Estate Note	$7,958	$8,125
Bridge Loan	8,000	—
DaVinci Promissory Note	5,000	—
Eyce Promissory Note	1,592	—
	22,550	8,125
Less unamortized debt issuance costs	(328)	(99)
Less current portion of debt	(11,615)	(182)
Debt, net, excluding operating leases and finance leases	$10,607	$7,844
Real Estate Note
On October 1, 2018, one of the Operating Company’s wholly-owned subsidiaries financed the purchase of a building which serves as our corporate headquarters through a real estate term note (the “Real Estate Note”) in the principal amount of $8.5 million. Principal payments plus accrued interest at a rate of one-month LIBOR plus 2.39% are due monthly, with a final payment of all remaining outstanding principal and accrued interest due in October 2025. Our obligations under the Real Estate Note are secured by a mortgage on the property. The Real Estate Note contains customary covenants and restrictions, including, without limitation, covenants that require us to comply with laws, restrictions on our ability to incur additional indebtedness, and various customary remedies for the lender following an event of default, including the acceleration of repayment of outstanding amounts under the Real Estate Note and execution upon the collateral securing obligations under the Real Estate Note. As of December 31, 2021, we were in compliance with the Real Estate Note covenants. Our Real Estate Note is subject to an interest rate swap contract, see “Note 4—Fair Value of Financial Instruments.”
One-month LIBOR is expected to be discontinued and replaced after June 2023 and the credit facility has a maturity date beyond that time. There can be no assurances as to what the alternative base rate will be once one-month LIBOR is discontinued, and we can provide no assurances whether that base rate will be more or less favorable than LIBOR. We intend to monitor the developments with respect to the phasing out of one-month LIBOR and work with our lenders to ensure that any transition away from one-month LIBOR will have minimal impact on our financial condition but can provide no assurances regarding the impact of LIBOR discontinuation.
Eyce Promissory Note
In March 2021, one of the Operating Company's wholly-owned subsidiaries financed the acquisition of Eyce through the issuance of an unsecured promissory note (the "Eyce Promissory Note") in the principal amount of $2.5 million. Principal payments plus accrued interest at a rate of 4.5% are due quarterly through April 2023.
DaVinci Promissory Note
In November 2021, one of the Operating Company's wholly-owned subsidiaries financed the acquisition of DaVinci through the issuance of an unsecured promissory note (the "DaVinci Promissory Note") in the principal amount of $5.0 million. Principal payments plus accrued interest at a rate of 4.0% are due quarterly through October 2023.
Bridge Loan
In December 2021, we entered into a Secured Promissory Note with Aaron LoCascio, our co-founder, former Chief Executive Officer and President, and a current director of the Company, in which Mr. LoCascio provided us with a bridge loan in the principal amount of $8.0 million (the “Bridge Loan”). Accrued interest at a rate of 15.0% is due monthly, and principal amount is due in full in June 2022. We incurred $0.3 million of debt issuance costs related to the Bridge Loan, which are recorded as a direct deduction from the carrying amount of the Bridge Loan, and which will continue to be amortized over the term of the Bridge Loan through interest expense.
The Bridge Loan is secured by a continuing security interest in all of our assets and properties whether then or thereafter existing or required, including our inventory and receivables (as defined under the Universal Commercial Code) and includes negative covenants restricting our ability to incur further indebtedness and engage in certain asset dispositions until the earlier of June 30, 2022 or the Bridge Loan has been fully repaid.
Future Minimum Principal Payments
The following table summarizes future scheduled minimum principal payments of debt at December 2021. Future debt principal payments are presented based upon the stated maturity dates in the respective debt agreement.

	Year Ending December 31,
(in thousands)	2022	2023	2024	2025	2026	Total
Real Estate Note	$208	$203	$215	$7,332	$—	$7,958
Bridge Loan	8,000	—	—	—	—	8,000
DaVinci Promissory Note	2,462	2,538	—	—	—	5,000
Eyce Promissory Note	945	647	—	—	—	1,592
Total	$11,615	$3,388	$215	$7,332	$—	$22,550

NOTE 7. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
In the ordinary course of business, we are involved in various legal proceedings involving a variety of matters. We do not believe there are any pending legal proceedings that will have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. We have not taken any reserves for litigation for the year ended December 31, 2021.
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
NOTE 8. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Other Current Assets
The following table summarizes the composition of other current assets as of the dates indicated:

(in thousands)	December 31, 2021	December 31, 2020
Other current assets:
VAT refund receivable	$143	$4,391
Prepaid expenses	2,726	1,542
Indemnification receivable, net	122	921
Customs bonds	4,550	300
Other	4,118	3,738
	$11,658	$10,892
Property and Equipment, Net
The following is a summary of our property and equipment, at costs less accumulated depreciation and amortization:

	As of December 31,		Estimated useful life
(in thousands)	2021	2020
Furniture, equipment and software (includes $0.4 million and $0.6 million under finance leases as of December 31, 2021 and 2020, respectively)	$8,478	$2,978	3 - 7 years
Personal property	1,130	1,130	5 years
Leasehold improvements	1,562	844	Lesser of lease term or 5 years
Building	8,128	8,088	39 years
Land	691	691
Land improvements	601	601	15 years
Work in process	4,871	633
	25,461	14,965
Less: accumulated depreciation (includes $0.1 million under finance leases as of December 31, 2021 and 2020)	4,610	2,764
Property and equipment, net	$20,851	$12,201
Depreciation expense for property and equipment (excluding assets recorded under finance leases) for the years ended December 31, 2021 and 2020 was approximately $2.1 million and $1.1 million, respectively.
Intangible Assets, Net
Identified intangible assets consisted of the following at the dates indicated below:

	December 31, 2021
(in thousands)	Gross carrying amount	Accumulated amortization	Carrying value	Estimated useful life
Design libraries	$8,710	$(573)	$8,137	15 years
Trademarks and tradenames	7,055	(2,144)	4,911	5-15 years
Customer relationships	43,628	(2,359)	41,269	5-15 years
Other intangibles	1,086	(193)	893	5-15 years
Total finite-lived intangibles	60,479	(5,269)	55,210
Trademarks	29,500	—	29,500	Indefinite
Total indefinite-lived intangibles	29,500	—	29,500
Total intangible assets, net	$89,979	$(5,269)	$84,710

	December 31, 2020
(in thousands)	Gross carrying amount	Accumulated amortization	Carrying value	Estimated useful life
Design libraries	$1,677	$(214)	$1,463	15 years
Trademarks and tradenames	3,617	(1,572)	2,045	1-15 years
Customer relationships	2,565	(796)	1,769	5-15 years
Other intangibles	2,045	(1,377)	668	2-15 years
Total intangible assets, net	$9,904	$(3,959)	$5,945
The change in the gross carrying amounts of our trademarks and tradenames, customer relationships, and other intangibles is primarily driven by our business acquisitions during the year ended December 31, 2021. The weighted-average amortization period for intangible assets we acquired during the year ended December 31, 2021 was approximately 11.6 years. The weighted-average amortization period for intangible assets we acquired during the year ended December 31, 2020 was approximately 12.3 years.
Amortization expense for intangible assets was approximately $2.6 million and $1.3 million for the years ended December 31, 2021 and 2020, respectively. Total estimated amortization expense for our intangible assets for the years 2021 through 2026 is as follows:

Amortization Expense	(in thousands)
2022	$5,831
2023	5,337
2024	5,179
2025	5,156
2026	4,883

Goodwill
Following the completion of the KushCo merger in late August 2021, we reassessed our operating segments based on our new organizational structure. Based on this assessment, we determined we had two operating segments as of December 31, 2021, which are the same as our reportable segments and reporting units: (1) Consumer Goods, which largely comprises Greenlane's legacy operations across the United States, Canada, and Europe, and (2) Industrial Goods, which largely comprises KushCo's legacy operations. These changes in operating segments align with how we manage our business as of the fourth quarter of 2021.
Goodwill allocated to our Industrial Goods reporting unit is comprised of goodwill generated from our merger with KushCo, which was completed on August 31, 2021. Goodwill allocated to our Consumer Goods reporting unit is comprised of goodwill generated from (1) our Eyce business acquisition, which was completed in March 2021, (2) our DaVinci business acquisition, which was completed in November 2021, and (3) our acquisition of Conscious Wholesale, our wholly owned subsidiary based in the Netherlands, in September 2019, which was previously included in our former European reporting unit, prior to our change in reporting units during the fourth quarter of 2021.
As a result of the change in reporting units, we performed a quantitative assessment of potential goodwill impairment for the former European reporting unit immediately prior to the change, and determined that goodwill was not impaired. We also performed a separate qualitative assessment of potential goodwill impairment for our Consumer Goods and Industrial Goods reporting units, we determined that goodwill was not impaired as of December 31, 2021.
During the first quarter of 2020, due to market conditions and the adverse impacts from the COVID-19 pandemic, management had concluded that a triggering event had occurred, requiring a quantitative impairment test of our goodwill for our former United States and Europe reporting units. Based on this assessment, the estimated fair value of the United States reporting unit was determined to be below its carrying value, which resulted in a $9.0 million goodwill impairment charge. The impairment charge resulted from the impacts of COVID-19 on our current and forecasted wholesale revenues and the restrictions on certain products we sell imposed by the Federal Drug Administration's Enforcement Priorities for Electronic Nicotine Delivery Systems and Other Deemed products on the Market Without Premarket Authorization, which resulted in changes to our estimates and assumptions of the expected future cash flows of the United States reporting unit.
During the fourth quarter of 2020, we performed a quantitative assessment for our former European reporting unit. Based on this assessment, we concluded that the fair value of our Europe reporting unit exceeded its carrying value and no impairment charge was required. The estimated fair value of our reporting units is highly sensitive to changes in the underlying projections and assumptions; therefore, in some instances, changes in these assumptions could potentially lead to impairment. Specifically, conditions brought on by the COVID-19 pandemic may have material impacts on the assumptions used in determining the fair value of our reporting unit. Should the business environment worsen from impacts of the COVID-19 pandemic, the fair value of our reporting unit may decrease below its carrying value and result in an impairment charge to goodwill in future periods.
Changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2021 were as follows:

(in thousands)	Industrial Goods	Consumer Goods	Total
Balance at December 31, 2020	$—	$3,280	$3,280
Eyce acquisition (Note 3)		5,450	5,450
KushCo merger (Note 3)	24,332	—	24,332
DaVinci acquisition (Note 3)		9,052	9,052
Foreign currency translation adjustment	—	(254)	(254)
Balance at December 31, 2021	$24,332	$17,528	$41,860

Accrued Expenses and Other Current Liabilities

The following table summarizes the composition of accrued expenses and other current liabilities as of the dates indicated:

(in thousands)	December 31, 2021	December 31, 2020
Accrued expenses and other current liabilities:
VAT payable	$4,393	$10,800
Contingent consideration	5,641	—
Accrued employee compensation	6,055	2,361
Accrued professional fees	1,700	1,750
Refund liability	1,481	785
Accrued construction in progress (ERP)	1,061	—
Sales tax payable	1,034	284
Accrued third-party logistics fees	421	1,295
Other	3,342	2,115
	$25,128	$19,390
Customer Deposits
For certain product offerings such as child-resistant packaging, closed-system vaporization solutions and custom-branded retail products, we may receive a deposit from the customer (generally 25% - 50% of the total order cost, but the amount can vary by customer contract), when an order is placed by a customer. We typically complete orders related to customer deposits within one to six months from the date of order, depending on the complexity of the customization and the size of the order, but the order completion timeline can vary by product type and terms of sale with each customer. Changes in our customer deposits liability balance during the year ended December 31, 2021 were as follows:

(in thousands)	Customer Deposits
Balance as of December 31, 2020	$2,729
Customer deposits assumed as part of the KushCo and DaVinci acquisitions (Note 3 - Business Acquisitions)	3,974
Increases due to deposits received, net of other adjustments	20,066
Revenue recognized	(18,845)
Balance as of December 31, 2021	$7,924

We typically complete orders related to customer deposits within six weeks to three months from the date of order, depending on the complexity of the customization and the size of the order.

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive income (loss) for the periods presented were as follows:

(in thousands)	Foreign Currency Translation	Unrealized Gain or (Loss) on Derivative Instrument	Total
Balance at December 31, 2019	$(22)	$(50)	$(72)
Other comprehensive income (loss)	654	(459)	195
Less: Other comprehensive (income) loss attributable to non-controlling interest	(449)	355	(94)
Balance at December 31, 2020	183	(154)	29
Other comprehensive income (loss)	115	376	491
Less: Other comprehensive (income) loss attributable to non-controlling interest	(16)	(180)	(196)
Balance at December 31, 2021	$282	$42	$324
Supplier Concentration
Our four largest vendors accounted for an aggregate of approximately 32.5% and 49.5% of our total net sales and 51.8% and 41.6% of our total purchases for the years ended December 31, 2021 and 2020, respectively. We expect to maintain our relationships with these vendors.
Related Party Transactions

Nicholas Kovacevich, our Chief Executive Officer and Dallas Imbimbo, who serves on our Board, own capital stock of Unrivaled Brands Inc. (“Unrivaled”) and serve on the Unrivaled board of directors. Net sales to Unrivaled for the years ended December 31, 2021 and 2020 totaled $0.1 million and $0, respectively. Total accounts receivable due from Unrivaled were $0.4 million and $0 as of December 31, 2021 and 2020, respectively.
Adam Schoenfeld, our Chief Marketing Officer and Board Director, has a significant ownership interest in one of our customers, Universal Growing. Net sales to Universal Growing for the years ended December 31, 2021 and 2020 totaled $0.2 million and $0.1 million, respectively. Total accounts receivable due from Universal Growing as of December 31, 2021 and 2020 were de minimis.
In December 2021, we entered into a Secured Promissory Note with Aaron LoCascio, our co-founder, former Chief Executive Officer and President, and a current director of the Company, in which Mr. LoCascio provided us with a bridge loan in the principal amount of $8.0 million (the “Bridge Loan”). Accrued interest at a rate of 15.0% is due monthly, and principal amount is due in full in June 2022. The Bridge Loan is secured by a continuing security interest in all of our assets and properties whether then or thereafter existing or required, including our inventory and receivables (as defined under the Universal Commercial Code) and includes negative covenants restricting our ability to incur further indebtedness and engage in certain asset dispositions until the earlier of June 30, 2022 or the Bridge Loan has been fully repaid.
NOTE 9. STOCKHOLDERS’ EQUITY
Shares of our Class A common stock have both voting interests and economic interests (i.e., the right to receive distributions or dividends, whether cash or stock, and proceeds upon dissolution, winding up or liquidation), while shares of our Class B common stock have voting interests but no economic interests. Each share of our Class A common stock and Class B common stock entitles the record holder thereof to one vote on all matters on which stockholders generally are entitled to vote, and except as otherwise required in the A&R Charter, the holders of Common Stock will vote together as a single class on all matters (or, if any holders of our preferred stock are entitled to vote together with the holders of Common Stock, as a single class with such holders of preferred stock).
Class A Common Stock Repurchase Program
In November 2019, our Board of Directors approved a stock repurchase program authorizing up to $5.0 million in repurchases of our outstanding shares of Class A common stock. Under the program, we may repurchase shares in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. We may periodically repurchase shares in open market transactions, directly or indirectly, in block purchases and in privately negotiated transactions or otherwise. The timing, pricing, and amount of any repurchases under the share repurchase program will be determined by management at its discretion based on a variety of factors, including, but not limited to, trading volume and market price of our Class A common stock, corporate considerations, our working capital and investment requirements, general market and economic conditions, and legal requirements. The share repurchase program does not obligate us to repurchase any common stock and may be modified, discontinued, or suspended at any time. Shares of Class A common stock repurchased under the program are subsequently retired. There were no share repurchases under the program during the years ended December 31, 2021 or 2020.
Non-Controlling Interest
As discussed in “Note 1—Business Operations and Organization,” we consolidate the financial results of the Operating Company in our consolidated financial statements and report a non-controlling interest related to the Common Units held by non-controlling interest holders. As of December 31, 2021, we owned 79.7% of the economic interests in the Operating Company, with the remaining 20.3% of the economic interests owned by non-controlling interest holders. The non-controlling interest in the accompanying consolidated statements of operations and comprehensive loss represents the portion of the net loss attributable to the economic interest in the Operating Company held by the non-controlling holders of Common Units calculated based on the weighted average non-controlling interests’ ownership during the periods presented.
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
Sales of our Class A common stock under the ATM Program may be made by means of transactions that are deemed to be an "at the market offering" as defined in Rule 415(a)(4) under the Securities Act, including sales made directly on the Nasdaq Global Market or sales made to or through a market maker or through an electronic communications network. We are under no obligation to offer and sell shares of our Class A common stock under the ATM Program. Since the launch of the ATM program in August 2021 and through December 31, 2021, we sold 2,401,255 shares of our Class A common stock under the

ATM Program, which generated gross proceeds of approximately $3.4 million and paid fees to the sales agent of approximately $0.1 million.
Common Stock and Warrant Offering

On August 9, 2021, we entered into securities purchase agreements with certain accredited investors, pursuant to which we agreed to issue and sell an aggregate of 4,200,000 shares of our Class A common stock, pre-funded warrants to purchase up to 5,926,583 shares of our Class A common stock (the “Pre-Funded Warrants”) and warrants to purchase up to 6,075,950 shares of our Class A common stock (the “Standard Warrants” and, together with the Pre-Funded Warrants, the “Warrants”), in a registered direct offering (the “Offering”). The shares of Class A common stock and Warrants were sold in Units (the “Units”), with each unit consisting of one share of Class A common stock or a Pre-Funded Warrant and a Standard Warrant to purchase 0.6 of a share of our Class A common stock. The Units were offered pursuant to our existing shelf registration statement on Form S-3. Subject to certain ownership limitations, the Standard Warrants were immediately exercisable at an exercise price equal to $3.55 per share of Class A common stock. The Standard Warrants are exercisable for five years from the date of issuance. Each Pre-Funded Warrant was exercisable with no expiration date for one Share of Class A common stock at an exercise price of $0.01. The Offering generated gross proceeds of approximately $31.9 million and net proceeds to the Company of approximately $29.9 million.

All Pre-Funded Warrants were exercised prior to December 31, 2021, based upon which we issued an additional 5,926,583 shares of our Class A common stock, for net proceeds of approximately $0.1 million.
Class C Common Stock Conversion

Pursuant to the Merger Agreement, immediately prior to the consummation of the Mergers, holders of Class C common stock, $0.0001 par value per share, received one-third of one share of Class B common stock, for each share of Class C common stock held, and Greenlane adopted the A&R Charter which eliminated Class C common stock as a class of Greenlane’s capital stock. See "Note 3—Business Acquisitions" for additional details regarding our acquisition of KushCo, which was completed on August 31, 2021.
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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of our Class A common stock is as follows (in thousands, except per share amounts):

	For the year ended December 31,
(in thousands, except per share data)	2021	2020
Numerator:
Net loss	$(53,423)	$(47,704)
Less: Net loss attributable to non-controlling interests	(22,840)	(33,187)
Net loss attributable to Class A common stockholders	$(30,583)	$(14,517)
Denominator:
Weighted average shares of Class A common stock outstanding	38,595	11,947
Net loss per share of Class A common stock - basic and diluted	$(0.79)	$(1.22)
As noted above, all Pre-Funded Warrants were exercised prior to December 31, 2021. The Pre-Funded Warrants were included in the weighted-average in the computation of basic net loss per share of Class A common stock for the year ended December 31, 2021 beginning with their issuance date, as their stated exercise price of $0.01 was non-substantive and their exercise was virtually assured.
For the years ended December 31, 2021 and 2020, shares of Class B common stock, shares of Class C common stock and stock options and warrants to purchase Class A common stock were excluded from the weighted-average in the computation of diluted net loss per share of Class A common stock because the effect would have been anti-dilutive.
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

NOTE 10. COMPENSATION PLANS
Amended and Restated 2019 Equity Incentive Plan
In April 2019, we adopted the 2019 Equity Incentive Plan (the “2019 Plan”). We previously registered 5,000,000 shares of Class A common stock that are or may become issuable under the 2019 Plan as stock options and other equity-based awards to employees, directors and executive officers. In August 2021, we adopted, and our shareholders approved, the Amended and Restated 2019 Equity Incentive Plan (the "Amended 2019 Plan"), which amends and restates the 2019 Plan in its entirety. The Amended 2019 Plan, among other things, increases the number of shares of Class A common stock available for issuance under the 2019 Plan by 2,860,367.
The Amended 2019 Plan provides eligible participants with compensation opportunities in the form of cash and equity incentive awards. The 2019 Plan is designed to enhance our ability to attract, retain and motivate our employees, directors, and executive officers, and incentivizes them to increase our long-term growth and equity value in alignment with the interests of our stockholders.
On August 31, 2021, we completed our previously announced merger with KushCo pursuant to the Merger Agreement dated as of March, 31, 2021. See "Note 3 - Business Acquisitions" for additional details.

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
KushCo Equity Plan

As described in "Note 3 - Business Acquisitions," in connection with the completion of our merger with KushCo, we assumed the sponsorship of the KushCo Equity Plan. We do not intend to make future grants under the KushCo Equity Plan.
Rule 10b5-1 Trading Plans

During the year ended December 31, 2021, Section 16 officers Aaron LoCascio and Adam Schoenfeld had equity trading plans in place in accordance with Rule 10b5-1(c)(1) under the Exchange Act. An equity trading plan is a written document that preestablishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of our Class A common stock, including shares acquired under our equity plans.
Equity-Based Compensation Expense
Equity-based compensation expense is included within "salaries, benefits and payroll taxes" in our consolidated statement of operations and comprehensive loss. We recognized equity-based compensation expense as follows:

	For the year ended December 31,
(in thousands)	2021	2020
Stock options - Class A common stock	$4,204	$1,592
Restricted shares - Class A common stock	1,009	43
Restricted stock units (RSUs) - Class A common stock	53	40
Common units of the Operating Company	449	(822)
Total equity-based compensation expense	$5,715	$853

During the year ended December 31, 2021, we granted an aggregate of 1,676,355 options to our directors and certain employees. The stock options were granted with exercise prices ranging from $1.00 per share to $6.20 per share, and vesting periods ranging from six months to four years.
During the year ended December 31, 2020, we granted an aggregate of 949,126 options to our directors and certain employees. The stock options were granted with exercise prices ranging from $2.00 per share to $6.14 per share, and vesting periods ranging from six months to four years.
Total remaining unrecognized compensation expense as of December 31, 2021 was as follows:

	Remaining Unrecognized Compensation Expense December 31, 2021	Weighted Average Period over which Remaining Unrecognized Compensation Expense is Expected to be Recognized
	(in thousands)	(in years)
Stock options - Class A common stock	$1,291	0.5
Restricted shares - Class A common stock	10	0.2
Restricted stock units (RSUs) - Class A common stock	28	3.1
Common units of the Operating Company	—	0
Total remaining unrecognized compensation expense	$1,329
The fair value of the stock option awards granted during the years ended December 31, 2021 and 2020 was determined on the grant date using the Black-Scholes valuation model based on the following ranges of weighted-average assumptions:

	December 31, 2021	December 31, 2020
Expected volatility (1)	100% - 107%	96% - 103%
Expected dividend yield (2)	—	—
Expected term (3)	5.25 - 6.25 years	5.15 - 6.25 years
Risk-free interest rate (4)	0.78% - 1.37%	0.23% - 1.72%
(1)Expected volatility is based on the historical volatility of a selected peer group over a period equivalent to the expected term.
(2)We assumed a dividend yield of zero as management has no plans to declare dividends in the foreseeable future.
(3)Expected term represents the estimated period of time until an award is exercised and was determined using the simplified method.
(4)The risk-free rate is an interpolation of yields on U.S. Treasury securities with maturities equivalent to the expected term.
A summary of stock option activity for the years ended December 31, 2021 and 2020 is as follows:

	Stock Options
	Number of Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2019	629,773	$8.98
Granted	949,126	3.72
Exercised	—	—
Forfeited	(204,927)	6.94
Outstanding as of December 31, 2020	1,373,972	5.47
Granted	4,789,317	3.14
Exercised	(101,066)	2.40
Forfeited	(743,305)	4.30
Outstanding as of December 31, 2021	5,318,918	$3.59
The weighted-average grant date fair value of options granted for the years ended December 31, 2021 and 2020 was $3.14 and $2.95, respectively. The total fair value of stock options vested during the years ended December 31, 2021 and 2020 was approximately $1.5 million and $1.4 million, respectively.
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

The following table provides a summary of the unvested Common Units outstanding and related transactions:

Common Units Subject to Vesting
Unvested Common Units as of December 31, 2019	816,659
Granted	—
Vested	(368,489)
Forfeited	(244,266)
Unvested Common Units as of December 31, 2020	203,904
Granted	—
Vested	(198,758)
Forfeited	(5,146)
Unvested Common Units as of December 31, 2021	—
401(k) Plan

Our 401(k) Plan is a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating U.S. employees may defer a portion of their pre-tax earnings, up to the U.S. Internal Revenue Service annual contribution limit ($19,500 for calendar year 2021). Participants are eligible to receive a matching contribution from us of 100% of the first 3% and 50% of the next 2% of contributions. Matching contributions, other than safe-harbor contributions, vest 33% per year and are 100% vested after three years of service. Safe-harbor matching contributions are 100% vested as of the date of the contribution.
NOTE 11. INCOME TAXES
As a result of the IPO and the related transactions completed in April 2019, we own a portion of the Common Units of the Operating Company, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, the Operating Company is generally not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by the Operating Company is passed through to and included in the taxable income or loss of its members, including Greenlane, on a pro-rata basis, in accordance with the terms of the Operating Agreement. The Operating Company is also subject to taxes in foreign jurisdictions. We are a corporation subject to U.S. federal income taxes, in additional to state and local income taxes, based on our share of the Operating Company’s pass-through taxable income.
The Company's United States and foreign operations components of income (loss) before continuing operations before income taxes are as follows:

	For the year ended December 31,
(in thousands)	2021	2020
United States	$(51,109)	$(40,668)
Foreign	(2,304)	(6,842)
Total	$(53,413)	$(47,510)
Income Tax Expense
The income tax expense for the years ended December 31, 2021 and 2020 consisted of the following:

	For the year ended December 31, 2021				For the year ended December 31, 2020
(in thousands)	Federal	Foreign	State	Total	Federal	Foreign	State	Total
Current tax expense
Current year	$—	$(10)	$20	$10	$6	$188	$—	$194
Total current year	—	(10)	20	10	6	188	—	194
Deferred tax expense
Current year	(6,624)	(636)	(2,211)	(9,471)	(2,278)	(1,898)	(657)	(4,833)
Change in valuation allowance	30,255	636	12,095	42,986	2,397	1,898	776	5,071
Change in tax rate	101	—	(479)	(378)	28	—	(132)	(104)
KushCo merger	(23,732)	—	(9,405)	(33,137)	(147)	—	13	(134)
Total deferred	—	—	—	—	—	—	—	—
Income tax expense	$—	$(10)	$20	$10	$6	$188	$—	$194
A reconciliation of the income tax expense computed at the U.S. federal statutory income tax rate to the income tax expense recognized is as follows:

	For the year ended December 31,
(in thousands)	2021	2020
Expected federal income tax (benefit) expense at statutory rate	$(11,216)	$(9,977)
State tax expense, net of federal benefit	(2,125)	(652)
Loss attributable to non-controlling interests	3,475	5,628
Valuation allowance	10,293	5,290
Other, net	(417)	(95)
Income tax expense	$10	$194
Deferred Tax Assets and Liabilities
The components of deferred tax assets and liabilities were as follows:

	As of December 31,
(in thousands)	2021	2020
Deferred tax assets:
Intangible assets	$16,285	$9,197
Basis difference in investment in the Operating Company	—	742
Net operating loss carryforwards	44,424	5,129
Other	4,351	43
Total deferred tax assets	65,060	15,111
Valuation allowance	(58,098)	(15,111)
Net deferred tax assets	6,962	—
Deferred tax liability:
Basis difference in investment in the Operating Company	(6,962)	—
Net deferred tax assets and liabilities	$—	$—

We had approximately $155.8 million of Federal net operating loss carryforwards, of which approximately $9.8 million expire in 2038, and the remainder are not subject to expiration. Their utilization is limited to 80% of our future taxable income. We also had approximately $149.9 million of State net operating loss carryforwards that begin expiring in 2038 and $10.1 million of Dutch net operating loss carryforwards that begin expiring in 2026. Their utilization is limited to our future taxable income. We have not completed our evaluation of NOL utilization limitations under Internal Revenue Code, as amended (the “Code”) Section 382, change in ownership rules, but intend to complete this evaluation prior to the filing of our tax returns. Due to the fact that there is a full valuation allowance and losses being generated in the current year, any limitation based on the code would not have a material impact on the net deferred tax asset balance.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was enacted on March 27, 2020, made tax law changes to provide financial relief to companies as a result of the business impacts of COVID-19. Key income tax provisions of the CARES Act include changes in net operating loss carryback and carryforward rules, acceleration of alternative minimum tax credit recovery, increase in the net interest expense deduction limit and charitable contribution limit, and immediate write-off of qualified improvement property. The changes are not expected to have a significant impact on us. The Consolidation Appropriations Act of 2021, enacted on December 27, 2020, extended and enhanced COVID relief provisions of the CARES Act. The Company has evaluated the impact of the Consolidated Appropriation Act and determined that its impact is not material to the Company’s financial statements.
During the years ended December 31, 2021 and December 31, 2020, management performed an assessment of the realizability of our deferred tax assets based upon which management determined that it is not more likely than not that the results of operations will generate sufficient taxable income to realize portions of the net operating loss benefits. Consequently, we established a full valuation allowance against our deferred tax assets, and reflected a carrying balance of $0 as of December 31, 2021 and 2020, respectively. In the event that management determines that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance will be made, which would reduce the provision for income taxes.
We do not record U.S. income taxes on the undistributed earnings of our foreign subsidiaries, except for the Canadian subsidiary, based upon our intention to permanently reinvest undistributed earnings to ensure sufficient working capital and further expansion of existing operations outside the United States. In the event we are required to repatriate funds from outside of the United States, such repatriation would be subject to local laws, customs, and tax consequences.

Uncertain Tax Positions

For the year ended December 31, 2021, we did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties. The Company is subject to audit examination for federal and state purposes for the years 2018 – 2020.

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

As noted above, we evaluated the realizability of the deferred tax assets resulting from the IPO and the related transactions completed in April 2019 and established a full valuation allowance against those benefits. As a result, we determined that the amount or timing of payments to noncontrolling interest holders under the TRA are no longer probable or reasonably estimable. Based on this assessment, our TRA liability was $0 as of December 31, 2021 and 2020.

If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, we will record a liability related to the TRA, which would be recognized as expense within our consolidated statements of operations and comprehensive (loss) income.
During the years ended December 31, 2021 and 2020, we did not make any payments, inclusive of interest, to members of the Operating Company pursuant to the TRA.
NOTE 12. SEGMENT REPORTING
We define our segments as those operations whose results are regularly reviewed by our CODM to analyze performance and allocate resources. Therefore, segment information is prepared on the same basis that management reviews financial information for operational decision-making purposes. Our CODM is a committee comprised of our CEO and our CFO.
Following the completion of the KushCo merger in late August 2021, we reassessed our operating segments based on our new organizational structure. Based on this assessment, we determined we had two operating segments as of December 31, 2021, which are the same as our reportable segments: (1) Consumer Goods, which largely comprises Greenlane's legacy operations across the United States, Canada, and Europe, and (2) Industrial Goods, which largely comprises KushCo's legacy operations. These changes in operating segments align with how we manage our business as of the fourth quarter of 2021. The accounting policies of the reportable segments are the same as those described in "Note 2 - Summary of Significant Accounting Policies." The segment disclosures below have been retrospectively restated to reflect the change in segments.
The Consumer Goods segment focuses on serving consumers across wholesale, retail and e-commerce operations—through both our proprietary Greenlane Brands, including Eyce, DaVinci, VIBES, Marley Natural, Keith Haring, and Higher Standards, as well as lifestyle products and accessories from leading brands, like PAX, Storz and Bickel, Grenco Science, and many more. The Consumer Goods segment forms a central part of our growth strategy, especially as it relates to scaling our own portfolio of higher-margin Greenlane Brands.
The Industrial Goods segment focuses on serving the premier brands, operators, and retailers through our wholesale operations by providing ancillary products essential to their growth, such as customizable packaging and supply products, which includes our Greenlane Brand Pollen Gear and vaporization solutions offering which includes CCELL branded products.
Our CODM allocates resources to and assesses the performance of our two operating segments based on the operating segments' net sales and gross profit. The following table sets forth information by reportable segment for the years ended December 31, 2021 and 2020. There were no material intersegment sales during the years ended December 31, 2021 and 2020.

	For the year ended December 31, 2021			For the year ended December 31, 2020
(in thousands)	Consumer Goods	Industrial Goods	Total	Consumer Goods	Industrial Goods	Total
Net sales	$110,105	$55,955	$166,060	$122,186	$16,118	$138,304
Cost of sales	92,804	45,577	138,381	101,981	13,558	115,539
Gross profit	$17,301	$10,378	$27,679	$20,205	$2,560	$22,765
The following table sets forth specific asset categories which are reviewed by our CODM in the evaluation of operating segments:

	As of December 31, 2021			As of December 31, 2020
(in thousands)	Consumer Goods	Industrial Goods	Total	Consumer Goods	Industrial Goods	Total
Accounts receivable, net	$3,746	$10,944	$14,690	$5,951	$379	$6,330
Inventories, net	$32,142	$34,840	$66,982	$29,624	$6,440	$36,064
Vendor deposits	$9,675	$8,800	$18,475	$11,271	$18	$11,289
The following table sets forth our net sales by major product category:

	For the year ended December 31,
(in thousands)	2021	2020
Industrial Vape Products	$27,845	$—
Packaging, Paper & Supplies	25,897	16,118
Other Industrial Products	2,213	—
Consumer Products - Greenlane Brands	34,966	29,939
Consumer Products - 3rd Party Brands	75,139	92,247
Total net sales	$166,060	$138,304
The following table sets forth net sales disaggregated by geography:

	For the year ended December 31,
(in thousands)	2021	2020
United States	$140,559	$109,660
Canada	12,516	15,094
Europe	11,133	10,833
Other	1,852	2,717
Total net sales	$166,060	$138,304
The following table sets forth our long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets:

	As of December 31,
(in thousands)	2021	2020
United States	$29,186	$14,308
Canada	122	248
Europe	671	750
Total long-lived assets	$29,979	$15,306
See "Note 8—Supplemental Financial Statement Information" for goodwill by reportable segment.

NOTE 13. SUBSEQUENT EVENTS
On March 10, 2022, we announced certain corporate plans to reduce our cost structure and increase liquidity. We completed a reduction in force, which we expect will result in approximately $8.0 million in annualized cash compensation cost savings. The reduction in force encompassed a broad spectrum of divisions both domestically and abroad. Additional strategic measures that we announced we are pursuing or intend to pursue in order to capitalize the business in a non-dilutive manner, include:

•Conducting a sale leaseback of our headquarter building;
•Disposing of non-core assets;
•Discontinuing sales of lower-margin 3rd-party brands and selling existing inventory;
•Raising prices on select products; and,
•Securing an asset based loan that will support working capital needs.
Subsequent to December 31, 2021 and through March 28, 2022, we issued approximately 15,269,897 additional shares of Class A common stock, including 9,284,715 shares of Class A common stock sold under our ATM program, 1,599,774 shares of Class A common stock related to restricted stock awards, 559,581 shares of Class A common stock related to redemptions of Common Units of the Operating Company, and 3,825,827 shares of Class A common stock related to our contingent consideration arrangements for the Eyce and DaVinci business acquisitions (see Note 3 - Business Acquisitions for additional details).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act) of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2021.

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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2021 due to the material weaknesses identified and described below.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2021, the Company has not maintained effective internal control over financial reporting due to the material weaknesses identified and described below.

In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of KushCo. We completed our merger with KushCo on August 31, 2021, as discussed in "Note 3 - Business Acquisitions”, of the Notes to the Consolidated Financial Statements. We have included the financial results of KushCo in our consolidated financial statements from the date of acquisition. Total net sales subject to KushCo’s internal control over financial reporting represented approximately 26% of our consolidated total net sales for the year ended December 31, 2021. Total assets subject to KushCo’s internal control over financial reporting represent approximately 70% of our consolidated total assets as of December 31, 2021.

Because we are an "emerging growth company" under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Material Weaknesses

As previously described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2020, we began implementing a remediation plan to address the material weaknesses identified in the prior year, and our management continues to be actively engaged in the remediation efforts.

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

Risk Assessment

As part of our remediation efforts related to the material weaknesses identified in the prior year, we continued our efforts during 2021 to design an effective risk assessment, which was not completed or fully implemented in order to identify and mitigate key business and financial reporting risks to the organization. Control deficiencies were identified which constitute material weaknesses relating to: (i) identifying, assessing, and communicating appropriate objectives, (ii) identifying and analyzing risks to achieve these objectives, (iii) considering the potential for fraud in assessing risks to the achievement of objectives, and (iv) identifying and assessing changes that could significantly impact the system of internal controls.

Control Activities

As part of our remediation efforts related to the material weaknesses identified in the prior year, we continued our efforts during 2021 to design and implement control activities, however, design efforts relating to control activities were not fully implemented. Control deficiencies were identified associated with control activities. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) selecting and developing control activities that contribute to the mitigation of risks and support achievement of objectives, (ii) selecting and developing general control activities over technology to support the achievement of objectives, and (iii) deploying control activities through policies that establish what is expected and procedures that put policies into action.

The following design and operating deficiencies, individually and in the aggregate, contributed to material weaknesses in our control activities, including:

•Lack of direct and precise journal entry review and account reconciliation controls over certain account balances
•Ineffective user access controls over certain IT systems to appropriately segregate duties and adequately restrict user access to financial applications and data to the appropriate personnel, including systems and data used in financial close and reporting

Information and Communication

We did not implement effective information and communication control activities. A control deficiency was identified which constitutes a material weakness relating to information technology controls, which includes information security, systems change management and computer operations for systems and applications that are critical to processing financial transactions and capturing and reporting information in the financial reporting process. These ineffective information technology controls contributed to ineffective data validation of spreadsheets and system-generated reports utilized in the preparation of the financial statements and disclosures.

Monitoring

We did not implement effective monitoring activities. Control deficiencies were identified which constitute material weaknesses, individually and in the aggregate, relating to: (i) selecting, developing, and performing ongoing evaluation to ascertain whether the components of internal controls are present and functioning, and (ii) evaluating and communicating internal control deficiencies in a timely manner to those parties responsible for taking corrective action.

Remediation Plan and Status

As previously disclosed, in 2020, we began a multi-year implementation of a new ERP system, which will replace our existing core financial systems, and which we expect will be completed in 2022. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures, based upon which, management expects to focus its allocation of organizational resources to ensure the successful implementation of the new ERP system, including as it relates to designing and implementing effective control activities. Conversely, management expects that additional efforts related to re-designing user access roles and permissions in the existing ERP system, which is expected to be decommissioned in 2022, will be limited. Based on these considerations, and subject to management’s ongoing assessment, we do not expect that the previously reported material weaknesses related to ineffective user access controls will be considered remediated until we complete the implementation of our new ERP system. Additionally, to remediate the identified material weaknesses, we are continuing to take the following remediation actions:

•implement enhancements to company-wide risk assessment processes and to process and control documentation;
•enhance the Company's review and sign-off procedures for IT implementations;
•implement additional review procedures designed to enhance the control owner’s execution of control activities, including entity level controls, through the implementation of improved documentation standards evidencing execution of these controls, oversight, and training;
•improve control activities and procedures associated with certain accounting areas, including proper segregation of duties and assigning personnel with the appropriate experience as preparers and reviewers over analyses relating to such accounting areas;
•educate and train control owners regarding internal control processes to mitigate identified risks and maintain adequate documentation to evidence the effective design and operation of such processes; and
•implement enhanced controls to monitor the effectiveness of the underlying business process controls that are dependent on the data and financial reports generated from the relevant information systems.

We are also continuing to evaluate additional controls and procedures that may be required to remediate the identified material weaknesses. We cannot provide assurances that the previously reported material weaknesses will be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

On August 31, 2021, we completed our merger with KushCo. See "Note 3 - Business Acquisitions" to the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K. We are in process of integrating KushCo into our system of internal control over financial reporting. As a result of these integration activities, certain processes, controls and procedures will be evaluated and may be revised. As discussed above, under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we excluded KushCo from our evaluation as of December 31, 2021.

Also as discussed above, in 2020 we began a multi-year implementation of a new ERP system, which will replace our existing core financial systems. The ERP system is designed to accurately maintain the Company’s financial records, enhance the flow of financial information, improve data management and provide timely information to our management team. We completed the implementation for certain subsidiaries during the fourth quarter of 2021, which included changes to our processes, procedures and internal controls over financial reporting during the fourth quarter of 2021. As the phased implementation of the new ERP system progresses for our other subsidiaries, we expect to continue to change certain processes and procedures which, in turn, are expected to result in changes to our internal control over financial reporting. As such changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.

There were no other changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

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

(3) Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Greenlane Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to Greenlane’s Quarterly Report on Form 10-Q, filed November 15, 2021).
3.2	Second Amended and Restated By-Laws of Greenlane Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to Greenlane’s Current Report on Form 8-K, filed April 25, 2019).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to Greenlane’s Registration Statement on Form S-1/A, filed on April 8, 2019).
4.2	Form of Convertible Promissory Note (Incorporated by reference to Exhibit 4.2 to Greenlane Holdings, Inc.’s Registration Statement on Form S-1, filed on March 20, 2019).
4.3
Description of Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.3 to Greenlane Holdings, Inc.’s Annual Report on Form 10-K, filed on April 24, 2020).

4.4	Form of Standard Warrant (Incorporated by reference to Exhibit 4.1 to Greenlane's Current Report on Form 8-K, filed August 10, 2021).
4.5	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.2 to Greenlane's Current Report on Form 8-K, filed August 10, 2021).
4.6	Form of Stock Option Assumption Notice – KushCo Options (Incorporated by reference to Exhibit 99.2 to Greenlane’s Registration Statement on Form S-8, filed August 31, 2021).
4.7	Form of Assumed June 12, 2018 KushCo Warrant, dated as of August 31, 2021 (Incorporated by reference to Exhibit 4.4 to Greenlane’s Quarterly Report on Form 10-Q, filed November 15, 2021).
4.8	Form of Assumed January 18, 2019 KushCo Warrant, dated as of August 31, 2021 (Incorporated by reference to Exhibit 4.5 to Greenlane’s Quarterly Report on Form 10-Q, filed November 15, 2021).
4.9	Form of Assumed August 21, 2019 KushCo Warrant, dated as of August 31, 2021 (Incorporated by reference to Exhibit 4.6 to Greenlane’s Quarterly Report on Form 10-Q, filed November 15, 2021).
4.10	Form of Assumed September 30, 2019 KushCo Warrant, dated as of August 31, 2021 (Incorporated by reference to Exhibit 4.7 to Greenlane’s Quarterly Report on Form 10-Q, filed November 15, 2021).
4.11	Form of Assumed February 10, 2020 KushCo Warrant, dated as of August 31, 2021 (Incorporated by reference to Exhibit 4.8 to Greenlane’s Quarterly Report on Form 10-Q, filed November 15, 2021).
4.12	Form of Assumed February 24, 2021 KushCo Warrant, dated as of August 31, 2021 (Incorporated by reference to Exhibit 4.9 to Greenlane’s Quarterly Report on Form 10-Q, filed November 15, 2021).
10.1	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.19 to Greenlane Holdings, Inc.’s Registration Statement on Form S-1, filed on March 20, 2019).
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

10.4*	Fourth Amended and Restated Operating Agreement of Greenlane Holdings, LLC.
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

10.10†	Amended and Restated Greenlane Holdings, Inc. 2019 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to Greenlane Holdings, Inc.’s Current Report on Form 8-K, filed August 10, 2021).
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

10.13	Form of Securities Purchase Agreement, dated August 9, 2021 (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed August 10, 2021).
10.14†
Separation and General Release Agreement by and between Warehouse Goods LLC and Adam Schoenfeld, dated as of March 9, 2022 (Incorporated by reference to Exhibit 10.1 to Greenlane's Current Report on Form 8-K, filed on March 10, 2022).

10.15	Placement Agency Agreement, dated August 9, 2021 (Incorporated by reference to Exhibit 10.2 to Greenlane’s Current Report on Form 8-K, filed August 10, 2021).
10.16
Assignment and Assumption Agreement, dated as of November 5, 2018, by and between Jacoby & Co. Inc. and Warehouse Goods LLC, relating to Employment Agreement with Adam Schoenfeld (Incorporated by reference to Exhibit 10.17 to Greenlane Holdings, Inc.’s Registration Statement on Form S-1, filed on March 20, 2019).

10.17†
Amended and Restated Employment Agreement by and between Warehouse Goods LLC and William Mote, dated as of March 10, 2022 (Incorporated by reference to Exhibit 10.3 to Greenlane ’s Current Report on Form 8-K, filed March 10, 2022).

10.18†
Separation and General Release Agreement by and between Warehouse Goods LLC and Aaron LoCascio, dated as of December 30, 2021 (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed January 4, 2022).

10.19†
Employment Agreement by and between Warehouse Goods LLC and Nicholas Kovacevich, dated as of March 10, 2022 (Incorporated by reference to Exhibit 10.3 to Greenlane’s Current Report on Form 8-K, filed March 10, 2022).

21.1*	List of subsidiaries of Greenlane Holdings, Inc.
23.1*	Consent of Marcum LLP
23.2*	Consent of Deloitte & Touche LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders’ Equity, and (iv) Condensed Consolidated Statements of Cash Flows. The instance document does not appear in the Interactive Data File because its XBRL tags are imbedded within the Inline XBRL document.

104*	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL
______________________________________________
*    Filed herewith.
†    Indicates a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLANE HOLDINGS, INC.

Date: March 31, 2022	By:	/s/ Nicholas Kovacevich
Nicholas Kovacevich Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2022	By:	/s/ William Mote
William Mote Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Nicholas Kovacevich	Director and Chief Executive Officer (Principal Executive Officer)	March 31, 2022
Nicholas Kovacevich

/s/ William Mote	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2022
William Mote

/s/ Adam Schoenfeld	Chief Marketing Officer and Director	March 31, 2022
Adam Schoenfeld

/s/ Donald Hunter	Director	March 31, 2022
Donald Hunter

/s/ Dallas Imbimbo	Director	March 31, 2022
Dallas Imbimbo

/s/ Aaron LoCascio	Director	March 31, 2022
Aaron LoCascio

/s/ Richard Taney	Director	March 31, 2022
Richard Taney

/s/ Jeff Uttz	Director	March 31, 2022
Jeff Uttz