Form 10-K/A
Greenlane Holdings, Inc.
filed 2022-04-29
CIK 1743745

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

Securities registered pursuant to Section 12 (g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act. Yes No ☒
Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No ☒
The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $74.5 million based upon the closing price reported for such date on the Nasdaq Global Market.
As of April 26, 2022, Greenlane Holdings, Inc. had 106,270,592 shares of Class A common stock outstanding and 21,184,919 shares of Class B common stock outstanding.

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form 10-K of Greenlane Holdings, Inc. (“Greenlane,” “the Company,” “we,” “us,” and “our”) for the year ended December 31, 2021 (as originally filed with the Securities and Exchange Commission on March 31, 2022, the “Original Form 10-K”) is being filed solely to include the information required by Items 10 through 14 of Part III of Form 10-K and to amend Item 15 of Part IV and the Index of Exhibits of Form 10-K. This information from Part III of Form 10-K was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year-end. We are including this Part III information in this Amendment No. 1 to our Form 10-K because we currently expect that our definitive proxy statement for the 2022 annual meeting of stockholders containing such information will not be filed by the 120th day after the end of the fiscal year covered by the Original Form 10-K.
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

i

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Our directors are elected to serve until the next annual meeting of stockholders and until his or her successor shall have been duly elected and qualified. The following table sets forth the name and age of each director, indicating all positions and offices with us currently held by the director.

Name	Age(1)	Title	Director Since
Nicholas Kovacevich	36	Chief Executive Officer and Director	2021
Donald Hunter	65	Chairman of the Board of Directors	2021
Renah Persofsky	63	Independent Director	2022
Aaron LoCascio	36	Director	2018
Adam Schoenfeld	37	Director	2018
Richard Taney	66	Independent Director	2019
Jeff Uttz	53	Independent Director	2019

(1) Age as of April 29, 2022.
Set forth below are descriptions of the backgrounds and principal occupations of each of our directors, and the period during which he or she has served as a director.
Nicholas Kovacevich: Mr. Kovacevich has served as a director and as our Chief Executive Officer since the merger with KushCo Holdings, Inc. (“KushCo”) in August 2021 and previously served as a director from its inception in December 2010 until the closing of the merger. Mr. Kovacevich served as the Chief Operating Officer of KushCo from December 2010 until August 2014, at which time he was appointed Chief Executive Officer of KushCo. Mr. Kovacevich was appointed Chairman of the board of directors of KushCo in November 2017. Mr. Kovacevich graduated Summa Cum Laude from Southwest Baptist University with a Bachelor of Science in Sports Management. After college, Mr. Kovacevich began his entrepreneurial career by building and selling Pack My Dorm. He continued on to found several other successful businesses including BigRentz, Inc., a leading online equipment rental company, and Alpha West Holdings, a diversified holding company whose portfolio businesses’ generate in excess of $100 million in annual sales. Recently, Mr. Kovacevich was appointed to California’s 32nd DAA Orange County Fair Board by California Governor Gavin Newsom. Mr. Kovacevich’s extensive entrepreneurial experience, as well as his experience serving as the Chief Executive Officer of multiple companies in the legal cannabis industry, qualifies him to serve on our board of directors (the “Board”).
Donald Hunter: Mr. Hunter has served as a director since the merger with KushCo in August 2021 and previously served as a director of KushCo from February 2018 until the closing of the merger. Since 2007, Mr. Hunter has served as principal at Donald Hunter, LLC, a consulting practice that assists private equity firms and entrepreneurs to enhance the value of their technology companies. He previously served as Chief Operating Officer and Chief Financial Officer of Harbor Global Company Limited, a publicly traded investment management, natural resources, and real-estate company from 2000 through 2006, and as a senior executive at The Pioneer Group, Inc. from 1988 through 2000, with responsibility for international start-up companies. Mr. Hunter began his career at the General Electric Company, where he was a member of the corporate audit staff and a graduate of its Financial Management Training Program. Since 2013, Mr. Hunter has served as a member of the board of directors of The LGL Group, Inc. (“LGL”), an NYSE-listed frequency and spectrum control engineering and manufacturing company, and also serves as the Chairman of the LGL Audit Committee and a member of its Nominating Committee, and formerly served on its Compensation Committee. Previously, Mr. Hunter served as a member of the board of directors, Chairman of the Audit Committee and member of the Nominating Committee of Juniper Pharmaceuticals, a Nasdaq -listed specialty pharmaceuticals company, from March 2014 through March 2016, and a member of the board of directors of LICT Corporation, a holding company with subsidiaries in telecommunications and multimedia, from June 2014 through June 2015. Mr. Hunter qualifies as a financial expert under the applicable rules of the Securities and Exchange Commission (the “SEC”) and is an active member of the National Association of Corporate Directors. He holds a Bachelor of Science, magna cum laude, and an MBA with high honors from Boston University. Mr. Hunter’s more than 25 years of public company experience and knowledge of corporate governance, SEC reporting, internal controls, international operations and mergers and acquisitions matters led to his appointment as director.
Renah Persofsky: Ms. Persofsky has served as a director since April 2022. Ms. Persofsky has served as the Chief Executive Officer of Strajectory Corp. since 2010 and was an Executive Consultant of Canadian Imperial Bank of Commerce from 2011 to 2021. Since October 2017 Ms. Persofsky has served as the Vice Chairwoman and Lead Director of Tilray Inc. (Nasdaq: TLRY) (previously Aphria Inc.), and has served as the Executive Chairwoman of Green Gruff Inc. since July 2019. Ms Persofsky is also currently a Board Member of K.B. Recycling Ltd., (Alkemy) and Hydrofarm Holdings Group (Nasdaq: HYFM). Ms. Persofsky has also previously served as an Executive Consultant to many iconic brands including Tim Hortons, Canadian Tire, Canada Post and Interac, and was an Executive Officer of the Bank of Montreal. She previously co-chaired the Canadian Minister’s Advisory Committee on Electronic Commerce, as well as served as a Special Advisor to the Minister of Foreign Affairs and Trade. Ms. Persofsky’s extensive public company board experience and governance and management experience led to her appointment to the Board.

Aaron LoCascio: Mr. LoCascio, our co-founder, has served as a director since May 2018, served as our Chief Executive Officer from Greenlane's inception in 2007 until August 2021, and served as our President from August 2021 until December 2021. He received his Associate’s degree in Accounting from Valencia Community College. Mr. LoCascio brings to the board extensive executive leadership experience, industry relationships and knowledge, and, through his position as our co-founder and as our former Chief Executive Officer and President, he will use his full range of skills and perspective to further our success.
Adam Schoenfeld: Mr. Schoenfeld, our co-founder, has served as a director since May 2018. Mr. Schoenfeld most recently served as our Chief Marketing Officer where he played an integral role in conceptualizing and building Greenlane’s portfolio of innovative brands. Mr. Schoenfeld received his Bachelor’s degree with an emphasis on International Business from The Evergreen State College. Mr. Schoenfeld brings to the board valuable operational and strategic leadership expertise, extensive industry relationships and deep experience in brand ideation, product development, import and export logistics and go-to-market strategy.
Richard Taney: Mr. Taney was elected to our Board in April 2019 in connection with our initial public offering. Mr. Taney is also Chairman and director of Tuatara Capital Acquisition Corp. (Nasdaq: TCAC-U), a special purpose acquisition company focused on the cannabis industry. He is also President of T2 Capital, Inc., an investment and advisory company focused on the cannabis and psychedelic industries. From June 2017 until May of 2019, Mr. Taney served as a Managing Director of Tuatara Capital, LP (“Tuatara”), a cannabis industry focused private equity fund and the sponsor of Tuatara Capital Acquisition Corp. Mr. Taney continues to serve as an advisor to Tuatara. From April 2016 to July 2017, Mr. Taney served as the founding member of T2 Capital Management, LLC an investment and advisory company focused on the cannabis industry. From October 2010 to April 2016, Mr. Taney served as President, Chief Executive Officer and director of Curaleaf, Inc. (formerly PalliaTech, Inc.), a cannabis cultivation and distribution company. Prior to co-founding Curaleaf, Inc., Mr. Taney was President and Chief Executive Officer of Delcath Systems, Inc. (Nasdaq: DCTH), a medical technology company. Mr. Taney also served as Chairman of the Board of Directors of MGT Capital Investments, Inc., another medical technology company. From 1999 to 2002 he was the managing partner of T2 Capital Management, LLC, a money management firm. Prior to establishing his money management firm and assuming his public company management positions, Mr. Taney spent 20 years advising institutional and high net worth clients at Salomon Brothers, Goldman Sachs, Merrill Lynch and Banc of America Securities. Mr. Taney received his Bachelor of Arts degree from Tufts University and a Juris Doctor degree from Temple University School of Law. He brings to the board broad management and finance experience as well as extensive experience in the cannabis industry.
Jeff Uttz: Mr. Uttz was elected to our Board in April 2019 in connection with our initial public offering. From September 2013 to March 2017, Mr. Uttz served as the Chief Financial Officer of Shake Shack Inc. (NYSE: SHAK), an international burger restaurant chain. From September 2001 to June 2013, Mr. Uttz served as the Chief Financial Officer of Yard House USA, Inc., a full-service restaurant chain. Prior to that, Mr. Uttz held a number of positions at CKE Restaurants, Inc., working his way up from Manager of Corporate Banking to Vice President of Finance. Mr. Uttz is a Certified Public Accountant (inactive) and began his career at KPMG. From July 2017 to July 2018, he also served as a non-executive director of Pret a Manger, an international sandwich shop chain. Mr. Uttz received his Bachelor of Arts degree in Business Administration from California State University, Fullerton. He brings to the board extensive financial expertise and significant experience in public company financial leadership.
Executive Officers

The following table sets forth information concerning our executive officers. Executive officers are elected annually by the Board and serve at the Board’s discretion.

Name	Age(1)	Title
Nicholas Kovacevich	36	Chief Executive Officer
William Mote	52	Chief Financial Officer
Rodrigo de Oliveira	40	Chief Operating Officer
Craig Snyder	58	Chief Commercial Officer
Darshan Dahya	39	Chief Accounting Officer
Douglas Fischer	39	General Counsel

(1) Age as of April 29, 2022
Set forth below is a description of the background of our executive officers other than Mr. Kovacevich, whose background is described under “Directors.”

William Mote has served as our Chief Financial Officer since August 2020. Prior to joining the Company, from 2019 until July 2020, Mr. Mote served as Chief Financial Officer of Basic Fun, Inc., a children’s toy developer. From 2014 to 2018, Mr. Mote served as the Chief Financial Officer of Summer Infant, Inc. (Nasdaq: SUMR), a global leader in infant and juvenile products. Prior to his work at Summer Infant, Inc., Mr. Mote served as the Chief Financial Officer of the Poarch Creek Indians, a sovereign nation, as Executive Vice President of Finance for Jakks Pacific, Inc. (Nasdaq: JAAK), as Director of Finance for Hewlett-Packard, and as a Vice President of BRG Sports, Inc. Mr. Mote is a Certified Public Accountant (inactive). Mr. Mote received his Bachelor of Science and Master of Business Administration from Louisiana State University.
Rodrigo de Oliveira is the Chief Operating Officer of Greenlane and was previously the Chief Operating Officer at KushCo prior to the merger in August 2021. As Chief Operating Officer, Rodrigo is responsible for Greenlane’s global operations, overseeing the company’s supply chain, logistics, technology, facilities, and human resources department. He has over 20 years of experience in global supply chain and operations, with expertise in steering businesses to increase quality, efficiency, and profitability.  Prior to joining Greenlane, Rodrigo was Senior Director of Supply Chain Processes and Custom Development for Nike Accessories from August 2017 to April 2018, and was responsible for leading efforts to deliver transformational change across the supply chain. Previous to his work at Nike Accessories, from September 2013 to July 2017, Rodrigo was the Global Supply Chain Business Lead at Brightstar, a subsidiary of SoftBank Group Corp., where he was responsible for aligning corporate policies with supply chain best practices and driving IT initiatives that altogether would enhance productivity and deliver cost reductions across the organization. Prior to Brightstar, Rodrigo also served as Director of Supply Chain at General Electric, where he led the entire supply chain of the business unit from December 2009 to September 2013. Mr. Oliveira also spent over seven years with Oakley and EssilorLuxottica as Global Reverse Logistics leader, managing the company’s global reverse logistics and repackaging departments. He earned his Bachelor’s degree in Business Administration at Universidade Mackenzie in Brazil.
Craig Snyder has served as our Chief Commercial Officer since March 2022. Mr. Snyder is an experienced leader with over 20 years of success in driving growth and development of high tech and emerging technology organizations. He has significant experience leading disruptive strategies in new markets and building corporate reputation on a national scale. Mr. Snyder has held senior leadership positions at two Fortune 100 companies (PepsiCo, Inc. & Citigroup Inc.) with executive leadership experience in two successful startup to Nasdaq initial public offering success stories (Go2Net, Inc. & Marchex, Inc.), as well as significant experience with large scale mergers and acquisitions integration and restructuring. He is a graduate of the United States Naval Academy and a former Naval Officer.
Darshan Dahya has served as our Chief Accounting Officer since April 2022. Prior to joining the Company, Mr. Dahya served as the Senior Vice President of Accounting of MedMen Enterprises Inc, (“Medmen”) (CSE: MMEN) (OTCMKTS: MMNFF) from August 2018 through April 2022. Prior to joining MedMen, from January 2007 through May 2017, Mr. Dahya held a variety of managerial roles with BDO USA, LLP, BDO Canada and BDO Wellington working in the Los Angeles office in the United States, the Toronto office in Canada and in Wellington, New Zealand. Mr. Dahya is a Chartered Accountant with a Bachelors of Commerce and Administration (B.C.A.) in Accounting and Commercial Law and a Graduate Diploma in Professional Accounting, from Victoria University of Wellington.

Douglas Fischer has served as the General Counsel of Greenlane Holdings since October 2018. From 2017 until shortly before becoming our General Counsel, Mr. Fischer served as the Chief Legal Officer of the National Association of Cannabis Businesses where he worked with leading cannabis businesses to establish national compliance standards. Prior to his work at the National Association of Cannabis Businesses, Mr. Fischer practiced law at Cadwalader, Wickersham & Taft, where he represented corporations and individuals in an array of settings spanning white collar criminal, regulatory, and complex commercial matters. Mr. Fischer has deep experience with anti-money laundering laws, the Controlled Substances Act, cannabis regulation, securities laws, and corporate compliance programs. He has written and spoken extensively concerning cannabis regulation, including appearing in the Wall Street Journal, Forbes, Cheddar, and The Daily Beast. Mr. Fischer received a Bachelor of Arts degree in Political Science from The George Washington University and a Juris Doctor degree from American University Washington College of Law.
Board Committees

Our Board has established three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The principal functions of each committee are described below. We comply with the Nasdaq Marketplace Rules and the other rules and regulations of the Nasdaq Global Market, as amended or modified from time to time, and each of these committees is comprised exclusively of independent directors. Additionally, our Board may from time to time establish certain other committees to facilitate the management of our company.
The table below provides membership information for each of the Board committees as of the date of this report:

Member	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Donald Hunter*	X	X
Renah Persofsky			X (chair)
Richard Taney	X	X (chair)	X
Jeff Uttz*	X (chair)	X	X

* Audit committee financial expert.
Audit Committee
The Audit Committee is comprised of Messrs. Hunter, Taney and Uttz. Mr. Uttz, the chair of the Audit Committee, and Mr. Hunter each qualify as an “audit committee financial expert” as that term is defined by the applicable regulations of the SEC. The Board has determined that each of the directors serving on our Audit Committee is “independent” within the meaning of the applicable rules of the SEC and the Nasdaq listing standards. We have adopted an Audit Committee charter, which details the principal functions of the Audit Committee, including oversight related to:
•appointing, retaining and evaluating our independent registered public accounting firm and approving all audit and non-audit services to be performed by them;
•overseeing our independent registered public accounting firm’s qualifications, independence and performance;
•overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC;
•reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements;
•establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters; and
•reviewing and approving related person transactions.
Compensation Committee

The Compensation Committee is comprised of Messrs. Hunter, Taney and Uttz, with Mr. Taney serving as chair. The Board has determined that each of the directors serving on our Compensation Committee is “independent” within the meaning of the applicable rules of the SEC and the Nasdaq listing standards. We have adopted a Compensation Committee charter, which details the principal authority and functions of the Compensation Committee, including:
•reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration of our chief executive officer based on such evaluation;
•reviewing and approving the compensation of all of our other officers;
•reviewing our executive compensation policies and plans;
•implementing and administering our incentive compensation equity-based remuneration plans;
•assisting management in complying with our proxy statement and annual report disclosure requirements;
•to the extent required by applicable SEC rules, producing a report on executive compensation to be included in our annual Proxy Statement; and
•reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.
The Compensation Committee may form and delegate its authority to subcommittees when appropriate.
Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is comprised of Ms. Persofsky and Messrs. Taney and Uttz, with Ms. Persofsky serving as chair. The Board has determined that each of the directors serving on our Nominating and Corporate Governance Committee is “independent” within the meaning of the applicable rules of the SEC and the Nasdaq listing standards. We have adopted a Nominating and Corporate Governance Committee charter, which details the principal functions of the Nominating and Corporate Governance Committee, including:
•identifying and recommending to the full Board qualified candidates for election as directors and recommending nominees for election as directors at the Annual Meeting of stockholders;
•developing and recommending to the Board corporate governance guidelines and implementing and monitoring such guidelines;
•reviewing and making recommendations on matters involving the general operation of the Board, including board size and composition, and committee composition and structure;
•reviewing and reassessing the adequacy of the Company’s charter and bylaws and recommending any revisions to the Board;
•recommending to the Board nominees for each committee of the Board;
•annually facilitating the assessment of the Board’s performance as a whole and of the individual directors, as required by applicable law, regulations and the Nasdaq listing standards; and
•overseeing the Board’s evaluation of management.
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
Code of Conduct and Ethics
Our Board has established a code of conduct and ethics that applies to our officers, directors and employees. Among other matters, our code of business conduct and ethics is designed to deter wrongdoing and to promote:

•honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications;
•compliance with applicable laws, rules and regulations;
•prompt internal reporting of violations of the code to appropriate persons identified in the code; and
•accountability for adherence to the code of business conduct and ethics.
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
Based on our review of the copies of such forms, and/or on written representations from the reporting persons that they were not required to file a Form 5 for the fiscal year, we believe that these filing requirements were satisfied by the reporting persons during the fiscal year ended December 31, 2021, except for two Form 4s which reported a total of three transactions. Richard Taney was inadvertently late in filing a Form 4, reporting two transactions, related to an award of restricted shares of Class A common stock and options to purchase shares of Class A common stock on March 17, 2021. William Mote was inadvertently late in filing a Form 4, reporting one transaction, related to an award of options to purchase shares of Class A common stock on August 19, 2020.

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation
For the fiscal year ended December 31, 2021, each of our independent directors received a base annual fee of $60,000, which amount was prorated for Messrs Hunter and Imbimbo, who joined the Board in August 2021 following the merger with KushCo. Messrs. Hunter, Taney and Uttz were also entitled to additional cash payments in connection with special meetings of independent committees of the Board related to the merger with KushCo and related matters. As compensation for serving on our Board, each independent director then serving also received an award of 8,757 restricted shares of Class A common stock and 11,482 options to buy shares of Class A common stock on March 17, 2021. In addition, we reimburse our directors for their reasonable out-of-pocket expenses incurred in attending Board and committee meetings. Mr. Kovacevich and Messrs. LoCascio and Schoenfeld, prior to stepping down from their positions as President and Chief Marketing Officer of the Company, respectively, did not receive any additional compensation for their service on the Board.
The following provides compensation information pursuant to the scaled disclosure rules applicable to emerging growth companies under SEC rules and the Jumpstart Our Business Startups Act of 2012.
Director Compensation Table

The following table provides information on the compensation of our directors for the fiscal year ended December 31, 2021, other than Messrs. Kovacevich, LoCascio and Schoenfeld, who received no separate compensation for their service as directors. For information related to the compensation of Messrs. Kovacevich, LoCascio and Schoenfeld, please refer to “Executive Officer Compensation—Summary Compensation Table.”

Name	Fees Earned or Paid in Cash	Awards(1)	Total
Donald Hunter	$33,333	—(2)	$33,333
Dallas Imbimbo(3)	$25,333	—(2)	$25,333
Renah Persofsky(4)	—	—	—
Richard Taney	$152,000	$100,000	$252,000
Jeff Uttz	$157,000	$100,000	$257,000

(1)    Represents the aggregate grant date fair value of restricted shares of Class A common stock and options to buy shares of Class A common stock granted on March 17, 2021 computed in accordance with FASB ASC Topic 718.
(2)     Messrs. Hunter and Imbimbo did not join the Board until August 2021 following the merger with KushCo and therefore did not receive any awards of restricted shares of Class A common stock or stock options during 2021.
(3)    Mr. Imbimbo resigned from the Board effective April 11, 2022.
(4)    Ms. Persofsky did not join the Board until April 2022 and therefore did not receive any compensation in 2021.
Executive Officer Compensation

The following provides compensation information pursuant to the scaled disclosure rules applicable to emerging growth companies and smaller reporting companies under SEC rules. Our named executive officers (“NEOs”) for the year ended December 31, 2021 were Nicholas Kovacevich, our Chief Executive Officer, Aaron LoCascio, our former President, Adam Schoenfeld, our former Chief Marketing Officer, and William Mote, our Chief Financial Officer.
The compensation of our NEOs generally consists of a combination of base salary, bonuses and equity-based compensation. Bonus awards for 2021 and 2020 were determined at the sole discretion of the Compensation Committee based on an assessment of the performance of the NEOs.
The following tables contain certain compensation information for our NEOs in the fiscal years ended December 31, 2021 and 2020.
Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option Awards(1)	Stock Awards(1)	All Other Compensation	Total
Nicholas Kovacevich (2)	2021	$103,846	$257,914	$105,456	—	$2,669	$469,885
	2020	—	—	—	—	—	—
Chief Executive Officer
Aaron	2021	$394,616	—	$204,437	$172,800	$14,774	$786,627
LoCascio(3)	2020	380,000	—	342,000	—	13,969	735,969
President
Adam	2021	$380,000	$73,000	$263,073	$172,800	$14,704	$903,577
Schoenfeld(4)	2020	380,000	73,000	342,000	—	13,969	808,969
Chief Marketing Officer
William Mote	2021	$327,834	$40,800	$180,075	$116,802	—	$665,511
Chief Financial Officer	2020	119,704	40,800	224,000	24,863	—	409,367

(1)    Represents the grant date fair value determined in accordance with FASB ASC Topic 718.
(2)    Mr. Kovacevich was appointed as our Chief Executive Officer, effective August 31, 2021, in connection with the closing of the merger with KushCo and therefore did not receive any compensation in 2020.
(3)    Mr. LoCascio served as our Chief Executive Officer until the closing of the merger with KushCo, subsequent to which he was appointed President of the Company, and stepped down from his position as President of the Company effective December 31, 2021.
(4)    Mr. Schoenfeld stepped down from his position as Chief Marketing Officer of the Company effective March 31, 2022.
Outstanding Equity Awards at Fiscal Year-End December 31, 2021
The following table presents information about our NEO’s outstanding equity awards as of December 31, 2021.

Name	Number of Securities Underlying Unexercised Options Excercisable	Number of Securities Underlying Unexercised Options Unexercisable(1)	Option Exercise Price	Option Expiration Date	Number of Shares That Have Not Vested(1)	Market Value of Shares That Have Not Vested(1)
Nicholas Kovacevich(2) Chief Executive Officer	25,133(3)	—	$4.41	March 20, 2031	—(4)	—
	150,800(3)	—	2.09	April 22, 2030
	9,048(3)	—	2.09	April 22, 2030
	22,620(3)	—	2.09	April 22, 2030
	79,924(3)	—	2.09	April 22, 2030
	30,160(3)	—	1.93	October 31, 2028
	29,484(3)	—	2.62	August 29, 2031
	—	50,000	2.78	September 7, 2031

Aaron LoCascio(5) President	107,420	—	$3.95	June 4, 2030	—	—
	37,559	—	5.71	March 17, 2031
	—	15,000	2.78	September 7, 2031
Adam Schoenfeld(6) Chief Marketing Officer	107,420	—	$3.95	June 4, 2030	—	—
	37,559	—	5.71	March 17, 2031
	—	30,000	2.78	September 7, 2031
William Mote Chief Financial Officer	64,879	—	$3.32	August 10, 2030	—	—
	25,387	—	5.71	March 17, 2031
	—	30,000	2.78	September 7, 2031

(1)    Prior to the closing of the transactions contemplated by the Agreement and Plan of Merger, dated as of March 31, 2021, by and among Greenlane, Merger Sub Gotham 1, LLC, Merger Sub Gotham 2, LLC and KushCo (the "Merger Agreement"), all then-outstanding and unvested restricted shares of Class A common stock and options to purchase shares of Class A common stock became fully vested.
(2)    Mr. Kovacevich was appointed as our Chief Executive Officer, effective August 31, 2021, in connection with the closing of the merger with KushCo.
(3)    Received in exchange for options to purchase shares of KushCo common stock pursuant to the Merger Agreement. These options had fully vested prior to the closing of the transactions contemplated by the Merger Agreement.
(4)    Mr. Kovacevich joined the Company in August 2021. He did not receive or have any unvested restricted shares of Class A common stock during 2021.
(5)    Mr. LoCascio served as our Chief Executive Officer until the closing of the merger with KushCo, subsequent to which he was appointed President of the Company, and stepped down from his position as President of the Company effective December 31, 2021.
(6)    Mr. Schoenfeld stepped down from his position as Chief Marketing Officer of the Company effective March 31, 2022.
Employment Agreements
On October 28, 2015, each of Aaron LoCascio, our former President, and Adam Schoenfeld, our former Chief Marketing Officer, entered into employment agreements with Jacoby & Co. Inc. In November 2018, these employment agreements were assigned to our wholly-owned subsidiary, Warehouse Goods LLC (“Warehouse Goods”). Warehouse Goods entered into an employment agreement with William Mote, our Chief Financial Officer, on August 19, 2020 (the “August 2020 Employment Agreement”). Subsequently, on March 9, 2022, we amended and restated our employment agreement with Mr. Mote, as described in further detail below, and the August 2020 Employment Agreement was terminated. On March 9, 2022, Warehouse Goods also entered into an employment agreement with Nicholas Kovacevich, our Chief Executive Officer. Pursuant to these employment agreements, Messrs. Kovacevich and Mote currently are, and Messrs. LoCascio and Schoenfeld were, entitled to following compensation:

Name and Principal Position	Annual Base	Annual Bonus
Nicholas Kovacevich Chief Executive Officer(1)	$400,000	Up to 90% of base salary based upon the attainment of one or more performance goals
Aaron LoCascio President(2)	$380,000	No less than 30% of base salary unless otherwise mutually agreed
Adam Schoenfeld Chief Marketing Officer(3)	$380,000	No less than 30% of base salary unless otherwise mutually agreed
William Mote Chief Financial Officer	$340,000	Up to 60% of base salary based upon the attainment of one or more performance goals

(1) Mr. Kovacevich was appointed as our Chief Executive Officer, effective August 31, 2021, in connection with the closing of the merger with KushCo.

(2) Mr. LoCascio served as our Chief Executive Officer until the closing of the merger with KushCo, subsequent to which he was appointed President of the Company, and stepped down from his position as President of the Company effective December 31, 2021.
(3) Mr. Schoenfeld stepped down from his position as Chief Marketing Officer of the Company effective March 31, 2022.
Messrs. LoCascio’s and Schoenfeld’s employment agreements provided for an original term of up to three years, and Mr. Kovacevich’s employment agreement and Mr. Mote’s amended and restated employment agreement provide for an original term of up to two years. Each of Messrs. LoCascio’s and Schoenfeld’s employment agreements provided for automatic one-year extensions unless either party gave written notice of termination not less than 60 days prior to the termination of the then-current term. Mr. Kovacevich’s employment agreement and Mr. Mote’s amended and restated employment agreement also provide for automatic one-year extensions unless either party gives written notice of termination not less than 60 days prior to the termination of the then-current term. Messrs. Kovacevich and Mote are, and Messrs. LoCascio and Schoenfeld were, entitled to the annual compensation described above, and Messrs. Kovacevich and Mote are, and Messrs. LoCascio and Schoenfeld were, eligible to receive an annual incentive bonus (calculated as a percentage of base salary as described above). Each of Messrs. Kovacevich’s and Mote’s performance against this bonus are, and Messrs. LoCascio’s and Schoenfeld’s performance against this bonus were, determined by company performance and individual performance. For Messrs. Kovacevich and Mote, the weighting is, and for Messrs. LoCascio and Schoenfeld, the weighting was, 70% company and 30% individual. During the term of employment, Messrs. Kovacevich and Mote are, and Messrs. LoCascio and Schoenfeld were, entitled to participate in all employee benefit plans and programs made available to our employees generally, subject to the eligibility and participation restrictions of each such plan or program. Messrs. Kovacevich and LoCascio are, and Messrs. LoCascio and Schoenfeld were, entitled to reimbursement for all reasonable business expenses incurred in connection with carrying out their respective duties.
Pursuant to their employment agreements, Messrs. Kovacevich and Mote may terminate their employment at any time without cause. Messrs. Kovacevich and Mote are terminable by us at any time (i) without cause; (ii) for cause (as defined in Mr. Kovacevich’s employment agreement and Mr. Mote’s amended and restated employment agreement), (iii) in the event of their death, or (iv) in the event of his disability that cannot be accommodated under the requirements of law. Upon termination of their employment agreement, neither party shall have any further obligation except for obligations accruing prior to the date of termination. If terminated without cause, Messrs. Kovacevich and Mote are entitled to receive their base salary to the date of termination, any bonus that has accrued but is unpaid as of the date of termination and any reimbursable expenses not yet reimbursed as of such date, in addition to the receipt of outplacement services at the Company’s expense, provided that the cost of such services shall not exceed $20,000 or continue for longer than three months. If terminated without cause, Mr. Kovacevich is also entitled to severance equal to twelve months of his base salary in effect on the date of termination and Mr. Mote is also entitled to severance equal to six months of his base salary in effect on the date of termination. In addition, if terminated without cause, Messrs. Kovacevich and Mote are entitled to a cash payment equal to the applicable COBRA premium payments that would be payable by Messrs. Kovacevich or Mote to continue his Company-provided healthcare services for himself and any dependents (the “Company Healthcare Plan”) covered at the time of termination (collectively, the “COBRA Payment”). If terminated without cause, Mr. Kovacevich is entitled a COBRA Payment equal to twelve months of coverage under the Company Healthcare Plan and Mr. Mote is entitled to a COBRA Payment equal to six months of coverage under the Company Healthcare Plan. In addition to the benefits described above, in the case of his termination without cause, Mr. Kovacevich is also entitled to certain additional severance benefits provided for in the Kim International Corporation Executive Severance Plan, dated January 15, 2021.
Pursuant to their employment agreements, Messrs. LoCascio and Schoenfeld were each terminable by us at any time (i) for cause (as defined in their respective employment agreements), (ii) in the event of their death, or (iii) in the event of their disability. If Messrs. LoCascio or Schoenfeld were terminated for cause, they were entitled to receive their base salaries to the date of termination, any bonus that had accrued but was unpaid as of the date of termination and any reimbursable expenses not yet reimbursed as of such date. If Messrs. LoCascio or Schoenfeld were terminated due to death or disability, they (or their estates) were entitled to receive their base salaries for six months after the date of termination, any bonus that had accrued but was unpaid as of the date of termination, payment for any accrued but unused vacation days and any reimbursable expenses not yet reimbursed as of such date.
Pursuant to their employment agreements, Messrs. Kovacevich and Mote are, and Messrs. LoCascio and Schoenfeld were, subject to customary confidentiality restrictions and work-product provisions, and Messrs. Kovacevich and Mote are, and Messrs. LoCascio and Schoenfeld were, subject to customary non-competition covenants and non-solicitation covenants with respect to our employees, consultants and customers. In connection with their respective separations from the Company, Messrs. LoCascio and Schoenfeld each entered into separation and general release agreements which subject them to certain continuing obligations and restrictions, including with respect to confidentiality and non-disparagement.
We do not currently maintain any retirement plans, other than matching 401(k) plans, for our executives or other employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders
The following table sets forth certain information as of April 29, 2022, regarding the beneficial ownership of shares of our common stock by (a) each of our directors, (b) each of our executive officers, (c) all of our directors and executive officers as a group, and (d) each person known to us to be the beneficial owner of more than five percent of our common stock. Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and dispositive power with respect to such shares. The SEC has defined “beneficial ownership” of a security to mean the possession, directly or indirectly, of voting power and/or dispositive power with respect to such security. A stockholder is also deemed to be, as of any date, the beneficial owner of all securities that such stockholder has the right to acquire within 60 days after that date through (a) the exercise of any option, warrant or right, (b) the conversion of a security, (c) the power to revoke a trust, discretionary account or similar arrangement, or (d) the automatic termination of a trust, discretionary account or similar arrangement.
Unless otherwise indicated, the address of each person listed below is c/o Greenlane Holdings, Inc. 1095 Broken Sound Parkway, Suite 300, Boca Raton, Florida 33487.

Name	Number of Shares of Class A Common Stock Beneficially Owned	% of All Class A Common Stock Shares(1)	Number of Shares of Class B Common Stock Beneficially Owned(2)	% of All Class B Common Stock Shares(3)	Combined Voting Power(4)
Nicholas Kovacevich	2,169,900(5)	2.0%	—	—	1.7%
William Mote	447,947(6)	*	—	—	*
Rodrigo de Oliveira	761,102(7)	*	—	—	*
Craig Snyder	260,870(8)	*	—	—	*
Darshan Dahya	347,219(9)	*	—	—	*
Douglas Fischer	302,458(10)	*	31,768(11)	*	*
Donald Hunter	221,936(12)	*	—	—	*
Renah Persofsky	186,176(13)	*	—	—	*
Aaron LoCascio	296,596(14)	*	15,998,046 (15)	75.5%	12.8%
Adam Schoenfeld	362581(16)	*	17,520,781(17)	82.7%	14.0%

Richard Taney	192,995(18)	*	—	—	*
Jeff Uttz	193,995(19)	*	—	—	*
All executive officers, directors and director nominees as a group (12 people)	5,743,775	5.4%	17,552,549	82.9%	18.3%
More than 5% Beneficial Owners
Jacoby & Co. LLC(20)	—	—	15,998,046	75.5%	12.6%

* Less than 1.0%
(1)    Based on an aggregate of 106,270,592 shares of our Class A common stock outstanding as of April 26, 2022.

(2)    The Company’s Amended and Restated Certificate of Incorporation (the “Charter”) filed with the Delaware Secretary of State on August 31, 2021 eliminated Class C common stock, $0.0001 par value per share (“Class C Common Stock”), as a class of the Company’s capital stock, and upon the closing of the transactions contemplated by the Merger Agreement, all holders of Class C Common Stock received one-third of a share of Class B Common Stock for each share of Class C Common Stock held.
(3)    Based on an aggregate of 21,184,919 shares of our Class B common stock outstanding as of April 26, 2022.
(4)    Based on an aggregate of 127,455,511 shares of our common stock outstanding as of April 26, 2022.
(5)    Includes (i) 397,169 shares of Class A common stock issuable upon exercise of stock options within 60 days after April 29, 2022; (ii) 479,520 restricted shares of Class A common stock that vest 33% annually, starting on March 10, 2022, such that on March 10, 2025, the restricted shares of Class A common stock will be 100% vested. As of April 29, 2022, none of Mr. Kovacevich’s restricted shares of Class A common stock have vested; and (iii) 699,712 shares held by a trust, of which Mr. Kovacevich and his spouse are beneficiaries.
(6)    Includes (i) 148,263 shares of Class A common stock issuable upon exercise of stock options within 60 days after April 29, 2022; and (ii) 271,728 restricted shares of Class A common stock that vest 33% annually, starting on March 10, 2022, such that on March 10, 2025, the restricted shares of Class A common stock will be 100% vested. As of April 29, 2022, none of Mr. Mote’s restricted shares of Class A common stock have vested.
(7)     Includes (i) 377,448 shares of Class A common stock issuable upon exercise of stock options within 60 days after April 29, 2022; and (ii) 291,708 restricted shares of Class A common stock that vest 33% annually, starting on March 10, 2022, such that on March 10, 2025, the restricted shares of Class A common stock will be 100% vested. As of April 29, 2022, none of Mr. de Oliveira’s restricted shares of Class A common stock have vested.
(8)    Includes 173,913 restricted shares of Class A common stock that vest 33% annually, starting on March 28, 2022, such that on March 28, 2025, the restricted shares of Class A common stock will be 100% vested, and 86,957 restricted shares of Class A common stock that vest 25% quarterly, starting on March 28, 2022, such that on March 28, 2023, the restricted shares of Class A common stock will be 100% vested. As of April 29, 2022, none of Mr. Snyder’s restricted shares of Class A common stock have vested.
(9)    Includes 287,219 restricted shares of Class A common stock that vest 33% annually, starting on April 18, 2022, such that on April 18, 2025, the restricted shares of Class A common stock will be 100% vested, and 59,837 restricted shares of Class A common stock that vest 25% quarterly, starting on April 18, 2022, such that on April 18, 2023, the restricted shares of Class A common stock will be 100% vested. As of April 29, 2022, none of Mr. Dahya’s restricted shares of Class A common stock have vested.
(10)    Includes (i) 53,475 shares of Class A common stock issuable upon exercise of stock options within 60 days after April 29, 2022; and (ii) 239,760 restricted shares of Class A common stock that vest 33% annually, starting on March 10, 2022, such that on March 10, 2025, the restricted shares of Class A common stock will be 100% vested. As of April 29, 2022, none of Mr. Fischer’s restricted shares of Class A common stock have vested.
(11)    Mr. Fischer’s shares of Class B common stock fully vested prior to the closing of the transactions contemplated by the Merger Agreement.
(12)    Includes (i) 145,742 shares of Class A common stock issuable upon exercise of stock options within 60 days after April 29, 2022; and (ii) 53,996 restricted shares of Class A common stock that vested 50% on January 5, 2022 and will vest 50% on January 5, 2023, such that on January 5, 2023, the restricted shares of Class A common stock will be 100% vested. As of April 29, 2022, 26,998 of Mr. Hunter’s restricted shares of Class A common stock have vested.
(13)    Includes (i) 72,540 shares of Class A common stock issuable upon exercise of stock options within 60 days after April 29, 2022; and (ii) 113,636 restricted shares of Class A common stock that vested 50% on April 11, 2022 and will vest 50% on January 5, 2023, such that on January 5, 2023, the restricted shares of Class A common stock will be 100% vested. As of April 29, 2022, 56,818 of Ms. Persofsky’s restricted shares of Class A common stock have vested.

(14)    Includes (i) 212,337 shares of Class A common stock issuable upon exercise of stock options within 60 days after April 29, 2022; and (ii) 53,996 restricted shares of Class A common stock that vested 50% on January 5,

2022 and will vest 50% on January 5, 2023, such that on January 5, 2023, the restricted shares of Class A common stock will be 100% vested. As of April 29, 2022, none of Mr. LoCascio’s restricted shares of Class A common stock have vested.
(15)    Represents 15,998,046 shares of Class B common stock held by Jacoby & Co. Inc., as to which Mr. LoCascio shares voting and dispositive power with Mr. Schoenfeld.
(16)    Includes (i) 227,337 shares of Class A common stock issuable upon exercise of stock options within 60 days after April 29, 2022.
(17)    Includes 15,998,046 shares of Class B common stock held by Jacoby & Co. Inc., as to which Mr. Schoenfeld shares voting and dispositive power with Mr. LoCascio.
(18)    Includes (i) 95,242 shares of Class A common stock issuable upon exercise of stock options within 60 days after April 29, 2022; and (ii) 53,996 restricted shares of Class A common stock that vested 50% on January 5, 2022 and will vest 50% on January 5, 2023, such that on January 5, 2023, the restricted shares of Class A common stock will be 100% vested. As of April 29, 2022, 26,998 of Mr. Taney’s restricted shares of Class A common stock have vested.
(19)    Includes (i) 95,242 shares of Class A common stock issuable upon exercise of stock options within 60 days after April 29, 2022; and (ii) 53,996 restricted shares of Class A common stock that vested 50% on January 5, 2022 and will vest 50% on January 5, 2023, such that on January 5, 2023, the restricted shares of Class A common stock will be be 100% vested. As of April 29, 2022, 26,998 of Mr. Uttz’s restricted shares of Class A common stock have vested.
(20)    Jacoby & Co. Inc. is beneficially owned and controlled by Messrs. LoCascio and Schoenfeld.

Equity Compensation Plan Information
The following table gives information about shares of our Class A common stock that may be issued under the Amended and Restated Greenlane Holdings, Inc. 2019 Equity Incentive Plan (the “2019 Equity Incentive Plan”) and upon redemption of common units subject to vesting conditions as of December 31, 2021.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by stockholders	5,374,979(1)	$3.58	5,177,916
Equity compensation plans not approved by stockholders	—	—	—
Total	5,374,979		5,177,916

(1) Includes 2,898,921 shares of Class A common stock issuable under the KushCo Holdings, Inc. 2016 Stock Incentive (the “KushCo Equity Plan”), as amended, which was assumed by us upon the closing of the transactions contemplated by the Merger Agreement. We do not intend to make future grants under the KushCo Equity Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transaction Policy
Our Board recognizes the fact that transactions with related persons present a heightened risk of conflicts of interests and/or improper valuation (or the perception thereof). Our Board has adopted a written policy on transactions with related persons under which:
•any related-person transaction must be reviewed and approved or ratified by the Audit Committee, or the chair of the Audit Committee in the event management decides it is not practicable or desirable to wait until the next committee meeting; and
•management must periodically inquire of directors and officers with respect to any potential related-person transaction of which they may be a party or of which they may be aware.
•any employment relationship or transaction involving an executive officer and any related compensation must be approved by the compensation committee of the Board or recommended by the compensation committee to the Board for its approval.
In connection with the review and approval or ratification of a related-person transaction:
•management must disclose to the Audit Committee or the chair of the Audit Committee, (i) the basis on which the person is a related person; (ii) the material facts of the related-party transaction, including the proposed aggregate value of such transaction or, in the case of indebtedness, the amount of principal and interest that would be involved and other principal terms of such indebtedness; (iii) the benefits to the Company of the proposed related-party transaction; (iv) if applicable, the availability of other sources of comparable products or services; and (v) an assessment of whether the proposed related-party transaction is on terms that are comparable to the terms available to an unrelated third party or to employees generally;
•the Audit Committee shall consider all of the relevant facts and circumstances available to the Audit Committee, including (if applicable), but not limited to: the benefits to the Company; the impact on a director’s independence in the event the related person is a director, an immediately family member of a director or an entity in which a director is a partner, stockholder or executive officer; the availability of other sources for comparable products or services; the terms of the transaction; and the terms available to unrelated third parties or to employees generally. The Audit Committee may seek bids, quotes or independent valuations from third parties in connection with assessing any related-person transaction; and
•to the extent required to be disclosed in our applicable filings under the Securities Act or the Exchange Act, and related rules, management must ensure that the related-person transaction is disclosed in accordance with such acts and related rules.
In addition, the related-person transaction policy provides that from time to time Audit Committee shall review any previously approved or ratified related-party transactions that remain ongoing and have a remaining term of more than six months or remaining amounts payable to or receivable from the Company of more than $75,000. Based on all relevant facts and circumstances, taking into consideration the Company’s contractual obligations, the Audit Committee shall determine if it is in the best interests of the Company and its stockholders to continue, modify or terminate the related-person transaction.
Related Party Transactions

Bridge Loan
On December 30, 2021, we entered into a Secured Promissory Note with Aaron LoCascio, our co-founder, former Chief Executive Officer and President, and a current director of the Company, in which Mr. LoCascio provided us with a bridge loan in the principal amount of $8.0 million (the “Bridge Loan”). Accrued interest at a rate of 15.0% is due monthly and the principal amount is due in full on June 30, 2022. The Bridge Loan is secured by a continuing security interest in all of our assets and properties whether then or thereafter existing or required, including our inventory and receivables (as defined under the Universal Commercial Code) and includes negative covenants restricting our ability to incur further indebtedness and engage in certain asset dispositions until the earlier of June 30, 2022 or the Bridge Loan has been fully repaid. As consideration for providing the Bridge Loan, a non-refundable origination fee of $120,328.77 was paid to Mr. LoCascio.
Fifth Third Term Loan
On October 1, 2018, Fifth Third Bank, Greenlane Holdings, LLC, Jacoby & Co. Inc., a company owned and controlled by Messrs. LoCascio and Schoenfeld that is the majority owner of Greenlane Holdings, LLC, and 1095 Broken Sound Pkwy LLC, a newly-formed, wholly-owned subsidiary of Greenlane Holdings, LLC, entered into an amendment to Greenlane Holdings, LLC’s then-active credit facility to provide for a $8.5 million term loan on such date from Fifth Third Bank to 1095 Broken Sound Pkwy LLC. The term loan amortizes over a period of seven years and matures on October 1, 2025 with a final balloon payment of approximately $7,180,900. Interest accrues under the term loan at a rate equal to LIBOR plus 2.39% per annum. Our obligations under the term loan are guaranteed by Jacoby & Co. Inc. and all of our operating subsidiaries and are secured by a first priority security interest in substantially all of our assets. The credit facility was not renewed on November 30, 2020 and there were no outstanding borrowings on the credit facility as of December 31, 2021.
Sales to Related Parties
Nicholas Kovacevich, our Chief Executive Officer and Dallas Imbimbo, who served on our Board until his resignation effective April 10, 2022, own capital stock of Unrivaled Brands Inc. (“Unrivaled”) and serve on the Unrivaled board of directors. Sales by Greenlane to Unrivaled for the year ended December 31, 2021 totaled $103,440.19. Total accounts receivable due from Unrivaled were $419,032.47 as of December 31, 2021.
Adam Schoenfeld, our co-founder, former Chief Marketing Officer and a current director on our Board, has a significant ownership interest in one of our customers, Universal Growing. Net sales to Universal Growing for the year ended December 31, 2021 totaled $149,137.86. Total accounts receivable due from Universal Growing as of December 31, 2021 were de minimis.
Greenlane Operating Agreement
We operate our business through Greenlane Holdings, LLC and its subsidiaries. We and the other members party thereto have entered into Greenlane Holdings, LLC’s Fourth Amended and Restated Operating Agreement, which we refer to as the “Greenlane Operating Agreement.” Among the members who are a party to the Greenlane Operating Agreement are Aaron LoCascio, Adam Schoenfeld and Douglas Fischer, our former President, former Chief Marketing Officer and General Counsel, respectively. The operations of Greenlane Holdings, LLC, and the rights and obligations of the holders of common units, are set forth in the Greenlane Operating Agreement.
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

Maintenance of One-to-One Ratio of Shares of Class A Common Stock and Common Units Owned by Our Company. Our Charter and the Greenlane Operating Agreement require that we and Greenlane Holdings, LLC, respectively, at all times maintain (i) a ratio of one common unit owned by us for each share of Class A common stock issued by us (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities) and (ii) a one-to-one ratio between the number of shares of Class B common stock owned by the non-founder members and the number of common units owned by the non-founder members.
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
The actual Basis Adjustments, as well as any amounts paid to the members under the Tax Receivable Agreement, will vary depending on a number of factors, including:

•the timing of any subsequent redemptions or exchanges - for instance, the increase in any tax deductions will vary depending on the fair value, which may fluctuate over time, of the depreciable or amortizable assets of Greenlane Holdings, LLC at the time of each redemption or exchange;
•the price of shares of our Class A common stock at the time of redemptions or exchanges - the Basis Adjustments, as well as any related increase in any tax deductions, is directly related to the price of shares of our Class A common stock at the time of each redemption or exchange;
•the extent to which such redemptions or exchanges are taxable - if a redemption or exchange is not taxable for any reason, increased tax deductions will not be available; and
•the amount and timing of our income - the Tax Receivable Agreement generally will require us to pay 85% of the tax benefits as and when those benefits are treated as realized under the terms of the Tax Receivable Agreement. If we do not have taxable income, we generally will not be required (absent a change of control or other circumstances requiring an early termination payment) to make payments under the Tax Receivable Agreement for that taxable year because no tax benefits will have been actually realized. However, any tax benefits that do not result in realized tax benefits in a given taxable year will likely generate tax attributes that may be utilized to generate tax benefits in previous or future taxable years. The utilization of any such tax attributes will result in payments under the Tax Receivable Agreement.
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
Registration Rights Agreement
We entered into the Registration Rights Agreement with the members of Greenlane Holdings, LLC. Among the members who are a party to the Registration Rights Agreement are each of our named executive officers and each of our stockholders identified in the table in “Principal and Selling Stockholders” as beneficially owning shares of Class B common stock. The Registration Rights Agreement provides the members who are party to the Registration Rights Agreement the right to require us to register under the Securities Act the resale of shares of Class A common stock issuable to them upon redemption or exchange of their common units, including on a short-form registration statement, if and when we are eligible to utilize such registration statement. The Registration Rights Agreement will also provide for piggyback registration rights for such members in certain circumstances. We will not be required to register the resale of the shares of Class A common stock issuable to the members upon redemption or exchange of their common units to the extent that such shares of Class A common stock are eligible for resale under Rule 144 without volume or manner-of-sale restrictions.
Indemnification Agreements

Our bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by the laws of the State of Delaware in effect from time to time, subject to certain exceptions contained in our bylaws. In addition, our Charter provides that our directors will not be personally liable to us or our stockholders for any damages other than for breaches of fiduciary duty involving intentional misconduct, fraud or a knowing violation of law.
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Change of Independent Public Accountants
As previously reported on the Company’s Current Report on Form 8-K dated September 15, 2021, on September 14, 2021, the Company dismissed Deloitte & Touche LLP (“Deloitte”) as its independent registered public accounting firm. The Audit Committee participated in and approved the decision to change the Company’s independent registered public accounting firm. The Company notified Deloitte of its decision on September 14, 2021.

The audit reports of Deloitte on the audited consolidated financial statements of the Company for each of the two fiscal years ending December 31, 2020 and December 31, 2019 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. In addition, during the fiscal years ended December 31, 2020 and December 31, 2019, as well as during the subsequent interim period preceding September 14, 2021, there were no (i) “disagreements” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) between the Company and Deloitte with respect to any matter relating to accounting principles or practices, financial statement disclosure or auditing scope or procedures which disagreements, if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make reference to the subject matter of the disagreement in its reports on the Company’s financial statements with respect to such periods; or (ii) “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K and the related instructions).
On September 14, 2021, the Company engaged Marcum LLP (“Marcum”) as its new independent registered public accounting firm upon the approval of the Audit Committee. During the years ended December 31, 2020 and December 31, 2019, and the subsequent interim period through September 14, 2021, the effective date of the Company’s engagement of Marcum, the Company did not consult with Marcum regarding any of the matters or events set forth in Items 304(a)(2)(i) or (ii) of Regulation S-K.
Audit and Non-Audit Fees for 2021 and 2020
Our consolidated financial statements for the fiscal year ended December 31, 2021 have been audited by Marcum, which served as our independent registered public accounting firm as of the end of that year. In addition, as described above, Deloitte served as our independent registered public accounting firm until September 14, 2021. Deloitte fees are not included in the audit and non-audit fee summary below.
The following table summarizes the aggregate fees billed by Marcum for services performed for the Company for the fiscal years ended December 31, 2021 and 2020, respectively:

	Year Ended December 31, 2021(1)	Year Ended December 31, 2020(1)
Audit Fees	$541520(2)	—
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$541,520	—

(1)    Marcum was approved and engaged by the Audit Committee to serve as our independent registered accounting firm on September 14, 2021 and therefore did not receive any fees for services rendered during the year ended December 31, 2020.
(2)    Audit Fees include actual fees for the audit of our annual consolidated financial statements and the reviews of interim financial statements included in our Quarterly Reports on Form 10-Q.
Pre-Approval Policies and Procedures
The Audit Committee’s policy is to review and pre-approve, either pursuant to the Company’s Audit and Non-Audit Services Pre-Approval Policy (the “Pre-Approval Policy”) or through a separate pre-approval by the Audit Committee, any engagement of the Company’s independent auditor to provide any audit-related and non-audit services to the Company. Pursuant to the Pre-Approval Policy, which the Audit Committee reviews and reassesses periodically, a list of specific services within certain categories of services, including audit, audit-related and tax services, are specifically pre-approved for the upcoming or current fiscal year, subject to an aggregate maximum annual fee payable by us for each category of pre-approved services. Any service that is not included in the approved list of services must be separately pre-approved by the Audit Committee. In addition, the Audit Committee may delegate authority to its chairperson to pre-approve engagements for the performance of audit-related and non-audit services. Additionally, all audit-related and non-audit services in excess of the pre-approved fee level, whether or not included on the pre-approved list of services, must be separately pre-approved by the Audit Committee. The Audit Committee has delegated authority to its chairperson to pre-approve engagements for the performance of audit and non-audit services, for which the estimated cost for such services shall not exceed $100,000 in the aggregate for any calendar year. The chairperson must report all pre-approval decisions to the Audit Committee at its next scheduled meeting and provide a description of the terms of the engagement. During the year ended December 31, 2021, 100% of the services provided by Marcum were pre-approved under the Pre-Approval Policy.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
We have filed the following documents as part of this report:
(1) Consolidated Financial Statements
Previously filed with Form 10-K for the year ended December 31, 2021, as filed on March 31, 2022.
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

10.19†
Employment Agreement by and between Warehouse Goods LLC and Nicholas Kovacevich, dated as of March 10, 2022 (Incorporated by reference to Exhibit 10.2 to Greenlane’s Current Report on Form 8-K, filed March 10, 2022).

21.1*	List of subsidiaries of Greenlane Holdings, Inc.
23.1*	Consent of Marcum LLP
23.2*	Consent of Deloitte & Touche LLP
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders’ Equity, and (iv) Condensed Consolidated Statements of Cash Flows. The instance document did not appear in the Interactive Data File because its XBRL tags were imbedded within the Inline XBRL document.

* Previously filed with the Original Form 10-K, filed on March 31, 2022
**Filed herewith.
† Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLANE HOLDINGS, INC.
Date: April 29, 2022	By:	/s/ Nicholas Kovacevich
Nicholas Kovacevich Chief Executive Officer (Principal Executive Officer)