Form 10-Q
period 2022-03-31
Greenlane Holdings, Inc.
filed 2022-05-16
CIK 1743745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of May 12, 2022, Greenlane Holdings, Inc. had 106,882,892 shares of Class A common stock outstanding and 21,184,919 shares of Class B common stock outstanding.

Greenlane Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2022

PART I
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share amounts)

	March 31, 2022	December 31, 2021
ASSETS	(Unaudited)
Current assets
Cash	$5,944	$12,857
Accounts receivable, net of allowance of $1,409 and $1,285 at March 31, 2022 and December 31, 2021, respectively	19,903	14,690
Inventories, net	68,526	66,982
Vendor deposits	12,485	18,475
Other current assets (Note 8)	11,959	11,733
Total current assets	118,817	124,737

Property and equipment, net	22,356	20,851
Intangible assets, net	83,235	84,710
Goodwill	41,819	41,860
Operating lease right-of-use assets	7,042	9,128
Other assets	7,855	4,541
Total assets	$281,124	$285,827

LIABILITIES
Current liabilities
Accounts payable	$30,535	$23,041
Accrued expenses and other current liabilities (Note 8)	25,271	25,297
Customer deposits	6,838	7,924
Current portion of notes payable, including $8,000 owed to related party	11,602	11,615
Current portion of operating leases	2,828	3,091
Total current liabilities	77,074	70,968

Notes payable, less current portion and debt issuance costs, net	9,633	10,607
Operating leases, less current portion	4,346	6,142
Other liabilities	821	1,746
Total long-term liabilities	14,800	18,495
Total liabilities	91,874	89,463

Commitments and contingencies (Note 7)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share, 600,000 shares authorized; 102,600 shares issued and outstanding as of March 31, 2022; 85,210 shares issued and outstanding as of December 31, 2021	1,026	852
Class B common stock, $0.0001 par value per share, 30,000 shares authorized; 21,185 shares issued and outstanding as of March 31, 2022; 21,745 shares issued and outstanding as of December 31, 2021	2	2
Class C Common stock, $0.0001 par value per share, no shares authorized, issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	240,280	228,894
Accumulated deficit	(70,876)	(55,544)
Accumulated other comprehensive income (loss)	685	324
Total stockholders’ equity attributable to Greenlane Holdings, Inc.	171,117	174,528
Non-controlling interest	18,133	21,836
Total stockholders’ equity	189,250	196,364
Total liabilities and stockholders’ equity	$281,124	$285,827

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended March 31,
	2022	2021
Net sales	$46,534	$34,009
Cost of sales	40,566	25,454
Gross profit	5,968	8,555

Operating expenses:
Salaries, benefits and payroll taxes	10,061	6,370
General and administrative	11,715	9,581
Depreciation and amortization	2,403	544
Total operating expenses	24,179	16,495
Loss from operations	(18,211)	(7,940)

Other income (expense), net:
Interest expense	(406)	(116)
Other income (expense), net	(54)	324
Total other income (expense), net	(460)	208
Loss before income taxes	(18,671)	(7,732)
Provision for (benefit from) income taxes	78	(18)
Net loss	(18,749)	(7,714)
Less: Net loss attributable to non-controlling interest	(3,417)	(3,458)
Net loss attributable to Greenlane Holdings, Inc.	$(15,332)	$(4,256)

Net loss attributable to Class A common stock per share - basic and diluted (Note 9)	$(0.17)	$(0.28)
Weighted-average shares of Class A common stock outstanding - basic and diluted (Note 9)	90,170	15,263

Other comprehensive income (loss):
Foreign currency translation adjustments	88	(155)
Unrealized gain (loss) on derivative instrument	358	204
Comprehensive loss	(18,303)	(7,665)
Less: Comprehensive loss attributable to non-controlling interest	(3,331)	(3,427)
Comprehensive loss attributable to Greenlane Holdings, Inc.	$(14,972)	$(4,238)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2021	85,210	$852	21,745	$2	—	$—	$228,894	$(55,544)	$324	$21,836	$196,364
Net loss	—	—	—	—	—	—	—	(15,332)	—	(3,417)	(18,749)
Equity-based compensation	1,870	19	—	—	—	—	711	—	—	172	902
Issuance of Class A shares, net of costs - ATM Program	11,135	111	—	—	—	—	6,690	—	—	—	6,801
Issuance of Class A shares - contingent consideration	3,826	38	—	—	—	—	3,448	—	—	—	3,486
Exchanges of noncontrolling interest for Class A common stock	560	6	(560)	—	—	—	537	—	—	(543)	—
Other comprehensive income	—	—	—	—	—	—	—	—	361	85	446
Balance March 31, 2022	102,601	$1,026	21,185	$2	—	$—	$240,280	$(70,876)	$685	$18,133	$189,250

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2020	13,322	$133	3,491	$1	76,039	$8	$39,742	$(24,848)	$29	$54,192	$69,257
Net loss	—	—	—	—	—	—	—	(4,256)	—	(3,458)	(7,714)
Equity-based compensation	226	2	—	—	—	—	180	—	—	324	506
Other comprehensive income	—	—	—	—	—	—	—	—	18	31	49
Issuance of Class A common stock	426	4	—	—	—	—	2,001	—	—	—	2,005
Exchanges of noncontrolling interest for Class A common stock	2,368	24	(1,043)	—	(3,975)	(1)	5,774	—	—	(5,797)	—
Cancellation of Class B common stock due to forfeitures	—	—	(5)	—	—	—	8	—	—	(8)	—
Balance March 31, 2021	16,342	$163	2,443	$1	72,064	$7	$47,705	$(29,104)	$47	$45,284	$64,103

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss (including amounts attributable to non-controlling interest)	$(18,749)	$(7,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,403	544
Equity-based compensation expense	874	529
Change in provision for doubtful accounts	227	101
Gain related to indemnification asset	(1,798)	(621)
Unrealized loss on equity investments	302	—
Other	(183)	5
Changes in operating assets and liabilities, net of the effects of acquisitions:
Decrease (increase) in accounts receivable	(5,440)	713
Decrease (increase) in inventories	(1,545)	1,462
Decrease (increase) in vendor deposits	5,990	433
Decrease (increase) in other current assets	(3,624)	1,147
(Decrease) increase in accounts payable	5,859	(10,450)
(Decrease) Increase in accrued expenses and other liabilities	4,748	(1,943)
(Decrease) increase in customer deposits	(1,087)	537
Net cash used in operating activities	(12,023)	(15,257)
Cash flows from investing activities:
Purchase consideration paid for acquisitions, net of cash acquired	—	(2,403)
Purchases of property and equipment, net	(784)	(419)
Proceeds from sale of assets held for sale	75	—
Net cash used in investing activities	(709)	(2,822)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock, net of costs - ATM Program	6,801	—
Payments on notes payable	(992)	(47)
Other	(135)	(57)
Net cash provided by (used in) financing activities	5,674	(104)
Effects of exchange rate changes on cash	145	57
Net (decrease) in cash	(6,913)	(18,126)
Cash, as of beginning of the period	12,857	30,435
Cash, as of end of the period	$5,944	$12,309

Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$802	$373
Lease liabilities arising from obtaining finance lease assets	$—	$119
Lease liabilities arising from obtaining operating lease right-of-use assets, net of the effect of acquisitions	$—	$793

Non-cash investing and financing activities:
Issuance of Class A common stock for business acquisitions	$3,486	$1,218
Non-cash purchases of property and equipment	$1,663	$287
Issuance of promissory note for business acquisition	$—	$2,503
Decrease in non-controlling interest as a result of exchanges for Class A common stock	$(543)	$(5,797)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BUSINESS OPERATIONS AND ORGANIZATION
Organization
Greenlane Holdings, Inc. (“Greenlane” and, collectively with the Operating Company (as defined below) and its consolidated subsidiaries, the “Company”, "we", "us", and "our") was formed as a Delaware corporation on May 2, 2018. We are a holding company that was formed for the purpose of completing an underwritten initial public offering (“IPO”) of shares of our Class A common stock, $0.01 par value per share (“Class A common stock”), in order to carry on the business of Greenlane Holdings, LLC (the “Operating Company”). The Operating Company was organized under the laws of the state of Delaware on September 1, 2015, and is based in Boca Raton, Florida. Unless the context otherwise requires, references to the “Company” refer to us, and our consolidated subsidiaries, including the Operating Company.
We are the sole manager of the Operating Company and our principal asset is Common Units of the Operating Company (“Common Units”). As the sole manager of the Operating Company, we operate and control all of the business and affairs of the Operating Company, and we conduct our business through the Operating Company and its subsidiaries. We have a board of directors and executive officers, but no employees. All of our assets are held and all of the employees are employed by the Operating Company and its subsidiaries.
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
On August 31, 2021, we completed our previously announced merger with KushCo Holdings, Inc. ("KushCo") and have included the results of operations of KushCo in our consolidated statements of operations and comprehensive loss from that date forward. As such, KushCo financial information is included in our condensed consolidated financial statements for the three months ended March 31, 2022, and is excluded from the comparative period in 2021. Immediately following the merger with KushCo, stockholders that held Class A common stock prior to the completion of the merger owned 51.9% and former KushCo stockholders owned 48.1% of the equity of the combined company on a fully diluted basis. In connection with the merger with KushCo, the Greenlane Certificate of Incorporation was amended and restated (the “A&R Charter”) in order to (i) increase the number of authorized shares of Greenlane Class B common stock, $0.0001 par value per share (the “Class B Common stock”), from 10 million shares to 30 million shares in order to effect the conversion of each outstanding share of Class C common stock, $0.0001 par value per share (the “Class C common stock”), into one-third of one share of Class B common stock, (ii) increase the number of authorized shares of Class A common stock from 125 million shares to 600 million shares, and (iii) eliminate references to the Class C common stock. Pursuant to the terms of an Agreement and Plan of Merger, dated as of March 31, 2021 (the "Merger Agreement") with KushCo, immediately prior to the consummation of the business combination, holders of Class C common stock received one-third of one share of Class B common stock for each share of Class C common stock held immediately prior to the closing of the merger.
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
In connection with our initial public offering, we entered into a Tax Receivable Agreement (the “TRA”) with the Operating Company and the Operating Company’s members (other than Greenlane Holdings, Inc.) and a Registration Rights (the “Registration Rights Agreement”) with the Operating Company’s members. The TRA provides for the payment by us to the Operating Company’s members of 85.0% of the amount of tax benefits, if any, that we may actually realize (or in some cases, are deemed to realize) as a result of (i) the step-up in tax basis in our share of the Operating Company's assets resulting from the redemption of Common Units under the mechanism described above and (ii) certain other tax benefits attributable to payments made under the TRA. Pursuant to the Registration Rights Agreement, we have agreed to register the resale of shares of Class A common stock that are issuable to the Operating Company’s members upon redemption or exchange of their Common Units.

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
The following table sets forth the economic and voting interests of our common stock holders as of March 31, 2022:

Class of Common Stock (ownership)	Total Shares (1)	Class A Shares (as converted) (2)	Economic Ownership in the Operating Company (3)	Voting Interest in Greenlane (4)	Economic Interest in Greenlane (5)
Class A	102,599,528	102,599,528	82.9%	82.9%	100.0%
Class B	21,184,919	21,184,919	17.1%	17.1%	—%
Total	123,784,447	123,784,447	100.0%	100.0%	100.0%

(1) Represents the total number of outstanding shares for each class of common stock as of March 31, 2022.
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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2021. The condensed consolidated results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any other future annual or interim period. Certain reclassifications have been made to prior year amounts or balances to conform to the presentation adopted in the current year.
Principles of Consolidation
Our condensed consolidated financial statements include our accounts, the accounts of the Operating Company, and the accounts of the Operating Company's consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Liquidity
Our principal sources of liquidity at March 31, 2022 consisted of cash on hand, future cash anticipated to be generated from operations, and our ATM Program described below.

We have an effective shelf registration statement on Form S-3 (the "Shelf Registration Statement") and may opportunistically conduct securities offerings from time to time in order to meet our liquidity needs. However, we may be unable to access the capital markets because of current market volatility and the performance of our stock price.

In August 2021, we established an "at-the-market" equity offering program (the "ATM Program") that provides for the sale of shares of our Class A common stock having an aggregate offering price of up to $50 million, from time to time, through Cowen and Company, LLC ("Cowen"), as the sales agent. Net proceeds from sales of our shares of Class A common stock under the ATM Program are expected to be used for working capital and general corporate purposes. Since the launch of the ATM program in August 2021 and through March 31, 2022, we sold 13,535,970 shares of our Class A common stock under the ATM Program, which generated gross proceeds of approximately $10.4 million and paid fees to the sales agent of approximately $0.3 million. In connection with the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Annual Report”) with the SEC on March 31, 2022, the ATM Program became subject to the offering limits set forth in General Instruction I.B.6 of Form S-3 ("Instruction I.B.6") because our public float was less than $75 million. The ATM Program was subsequently amended on April 18, 2022 to reflect the Instruction I.B.6 limitations. For so long as our public float is less than $75 million, the aggregate market value of the shares of Class A common stock sold by us pursuant to Instruction I.B.6 during any twelve consecutive months may not exceed one-third of our public float.

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
Use of Estimates
Conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts in our condensed consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. U.S. GAAP requires us to make estimates and judgments in several areas. Such areas include, but are not limited to: the collectability of accounts receivable; the allowance for slow-moving or obsolete inventory; the realizability of deferred tax assets; the fair value of goodwill; the fair value of contingent consideration arrangements; the useful lives of intangible assets and property and equipment; the calculation of our VAT taxes receivable and VAT taxes, fines, and penalties payable; our loss contingencies, including our TRA liability; and the valuation and assumptions underlying equity-based compensation. These estimates are based on management's knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ materially from those estimates.
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
Voluntary Change in Accounting Principle
During the first quarter of 2022, we made a voluntary change in accounting principle to classify outbound shipping and handling costs associated with the distribution of products to our customers as a component of "general and administrative" costs within our condensed consolidated statements of operations and comprehensive loss. These costs were previously recorded as a component of "cost of sales" within our condensed consolidated statements of operations and comprehensive loss. We made the voluntary change in accounting principle because we believe the classification of outbound shipping and handling costs within "general and administrative" costs better reflects the selling effort and enhances the comparability of our financial statements with many of our industry peers. In accordance with U.S. GAAP, the change has been reflected in the condensed consolidated statements of operations and comprehensive loss through retrospective application as follows:

	For the three months ended March 31, 2021
(in thousands)	Prior to Change	Effect of Change	As Adjusted
Cost of sales	$26,696	$(1,242)	$25,454
Gross profit	$7,313	$1,242	$8,555
General and administrative	$8,339	$1,242	$9,581
Total operating expenses	$15,253	$1,242	$16,495
Segment Reporting
We manage our global business operations through our operating and reportable business segments. Due to our recent merger with KushCo, we reassessed and updated our operating segments. Therefore, beginning with the fourth quarter of 2021, we determined we had following two reportable operating business segments: (1) Industrial Goods, which largely comprises KushCo's legacy operations across the United States and Canada, and (2) Consumer Goods, which largely comprises Greenlane's legacy operations across the United States, Canada, and Europe. Our reportable segments have been identified based on how our chief operating decision maker ("CODM"), which is a committee comprised of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), manage our business, make resource allocation and operating decisions, and evaluate operating performance. These changes in operating segments align with how we manage our business beginning with the fourth quarter of 2021. Segment disclosures within this Form 10-Q have been retrospectively restated to reflect the change in segments. See “Note 12—Segment Reporting.”
Revenue Recognition
Revenue under bill-and-hold arrangements was $0 and $0.2 million for the three months ended March 31, 2022 and 2021, respectively. Storage fees charged to customers for bill-and-hold arrangements are recognized as invoiced. Such fees were not significant for the three months ended March 31, 2022 and 2021.
Our liability for returns, which is included within "Accrued expenses and other current liabilities" in our condensed consolidated balance sheets, was approximately $0.9 million and $1.0 million as of March 31, 2022 and December 31, 2021. The recoverable cost of merchandise estimated to be returned by customers, which is included within "Other current assets" in our condensed consolidated balance sheets, was approximately $0.2 million as of March 31, 2022 and December 31, 2021, respectively.
For the three months ended March 31, 2022, one customer represented approximately 16% of our net sales. No single customer represented more than 10% of our net sales for the three months ended March 31, 2021. As of March 31, 2022, three  customers represented approximately 17%, 10%, and 10% of accounts receivable, respectively. As of December 31, 2021, two customers represented approximately 13% and 11% of accounts receivable, respectively.
Value Added Taxes

During the third quarter of 2020, as part of a global tax strategy review, we determined that our European subsidiaries based in the Netherlands, which we acquired on September 30, 2019, had historically collected and remitted value added tax ("VAT") payments, which related to direct-to-consumer sales to other European Union ("EU") member states, directly to the Dutch tax authorities. In connection with our subsidiaries' payment of VAT to Dutch tax authorities rather than other EU member states, we may become subject to civil or criminal enforcement actions in certain EU jurisdictions, which could result in penalties.

We performed an analysis of the VAT overpayments to the Dutch tax authorities, which we expected to be refunded to us, and VAT payable to other EU member states, including potential fines and penalties. Based on this analysis, we recorded VAT payable of approximately $1.0 million and $2.5 million relating to this matter within "Accrued expenses and other current liabilities" in our condensed consolidated balance sheet as of March 31, 2022 and December 31, 2021, respectively.

Pursuant to the purchase and sale agreement by which we acquired our European subsidiaries, the sellers are required to indemnify us against certain specified matters and losses, including any and all liabilities, claims, penalties and costs incurred or sustained by us in connection with non-compliance with tax laws in relation to activities of the sellers. The indemnity (or indemnification receivable) is limited to an amount equal to the purchase price under the purchase and sale agreement. During the three months ended March 31, 2022, we recognized a gain of approximately $1.8 million within "general and administrative expenses" in our condensed consolidated statements of operations and comprehensive loss, which represented the partial reversal of a charge previously recognized based on the difference between the VAT payable and the VAT receivable and indemnification asset, as the indemnification asset became probable of recovery based on the reduction in our previously estimated VAT liability for penalties and interest based on our voluntary disclosure to, and ongoing settlement with, the relevant tax authorities in the EU member states.

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

NOTE 3. BUSINESS ACQUISITIONS
Supplemental Unaudited Pro Forma Financial Information
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
The following table presents pro forma results for the three months ended March 31, 2022 and 2021 as if our acquisition of Eyce and DaVinci, along with the closing of the merger with KushCo, had occurred on January 1, 2021, and Eyce, DaVinci, and KushCo's results had been included in our consolidated results beginning on that date (in thousands):

	For the three months ended March 31,
	2022	2021
	(unaudited)
Net sales	$46,534	$62,793
Cost of sales	40,566	48,353
Gross profit	5,968	14,440
Net loss	$(18,749)	$(18,235)

The pro forma amounts have been calculated after applying our accounting policies to the financial statements of Eyce and KushCo and adjusting the combined results of Greenlane, Eyce, DaVinci and KushCo (a) to remove Eyce and DaVinci product sales to us and to remove the cost incurred by us related to products purchased from Eyce and DaVinci prior to the acquisition, and (b) to reflect the increased amortization expense that would have been charged assuming intangible assets identified in the acquisitions of Eyce, DaVinci, and KushCo had been recorded on January 1, 2021.

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

As of March 31, 2022, we had equity securities, an interest rate swap contract and contingent consideration that are required to be measured at fair value on a recurring basis.

Our equity securities that are required to be measured at fair value on a recurring basis consist of investments in XS Financial Inc. and High Tide Inc. We have determined that our ownership does not provide us with significant influence over the operations of these entities. Accordingly, we account for our investment in these entities as equity securities, and we record changes in the fair value of these investments in "other income (expense), net" in our condensed consolidated statements of operations and comprehensive loss.

Our financial instruments measured at fair value on a recurring basis were as follows at the dates indicated:

	Condensed Consolidated Balance Sheet Caption	Fair Value at March 31, 2022
(in thousands)		Level 1	Level 2	Level 3	Total
Assets:
Equity securities	Other assets	$1,617	$—	$—	$1,617
Interest rate swap contract	Other assets	—	70	—	70
Total Assets		$1,617	$70	$—	$1,687
Liabilities:
Contingent consideration - current	Accrued expenses and other current liabilities	$—	$—	$2,812	$2,812
Contingent consideration - long-term	Other long-term liabilities	—	—	554	554
Total Liabilities		$—	$—	$3,366	$3,366

	Condensed Consolidated Balance Sheet Caption	Fair Value at December 31, 2021
(in thousands)		Level 1	Level 2	Level 3	Total
Assets:
Equity securities	Other assets	$1,919	$—	$—	$1,919
Total Assets		$1,919	$—	$—	$1,919
Liabilities:
Interest rate swap contract	Other liabilities	$—	$288	$—	$288
Contingent consideration - current	Accrued expenses and other current liabilities	—	—	5,641	5,641
Contingent consideration - long-term	Other long-term liabilities	—	—	1,216	1,216
Total Liabilities		$—	$288	$6,857	$7,145

The estimated fair values of our financial instruments have been determined using available market information and what we believe to be appropriate valuation methodologies. There were no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy during the three months ended March 31, 2022 and 2021, respectively.

Derivative Instrument and Hedging Activity

On July 11, 2019, we entered into an interest rate swap contract to manage our risk associated with the interest rate fluctuations on the Company's floating rate Real Estate Note described in Note 6. The counterparty to this instrument is a reputable financial institution. The interest rate swap contract is entered into for periods consistent with the related underlying exposure and does not constitute a position independent of this exposure. Our interest rate swap contract was designated as a cash flow hedge at the inception date, and is reflected at its fair value in our condensed consolidated balance sheets.
The fair value of our interest rate swap liability is determined based on the present value of expected future cash flows. Since our interest rate swap value is based on the LIBOR forward curve and credit default swap rates, which are observable at commonly quoted intervals for the full term of the swap, it is considered a Level 2 measurement. Details of the outstanding swap contract as of March 31, 2022 are as follows:

Swap Maturity	Notional Value (in thousands)	Pay Fixed Rate	Receive Floating Rate	Floating Rate Reset Terms
October 1, 2025	$7,911	2.0775%	One-Month LIBOR	Monthly

We performed an initial qualitative assessment of hedge effectiveness using the hypothetical derivative method in the period in which the hedging transaction was entered, as the critical terms of the hypothetical derivative and the hedging instrument were the same. On a quarterly basis, we perform a qualitative analysis for quarterly prospective and retrospective assessments of hedge effectiveness. The unrealized loss on the derivative instrument is included within "Other comprehensive income (loss)" in our condensed consolidated statement of operations and comprehensive loss. There was no measure of hedge ineffectiveness and no reclassifications from other comprehensive loss into interest expense for the three months ended March 31, 2022 and 2021.

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

A reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

(in thousands)	Three months ended March 31, 2022
Balance at December 31, 2021	$6,857
Eyce 2021 Contingent Payment settlement in Class A common stock	(875)
DaVinci 2021 Contingent Payment settlement in Class A common stock	(2,611)
Gain from fair value adjustments included in results of operations	(5)
Balance March 31, 2022	$3,366

(in thousands)	Three months ended March 31, 2021
Balance at December 31, 2020	$—
Contingent consideration issued for Eyce acquisition	1,218
Balance at March 31, 2021	$1,218

Equity Securities Without a Readily Determinable Fair Value

Our investment in equity securities without readily determinable fair value consist of ownership interests in Airgraft Inc., Sun Grown Packaging, LLC ("Sun Grown") and Vapor Dosing Technologies, Inc. ("VIVA"). We determined that our ownership interests do not provide us with significant influence over the operations of these investments. Accordingly, we account for our investments in these entities as equity securities. Airgraft Inc., Sun Grown, and VIVA are private entities and their equity securities do not have a readily determinable fair value. We elected to measure these equity securities under the measurement alternative election at cost minus impairment, if any, with adjustments through earnings for observable price changes in orderly transactions for the identical or similar investment of the same issuer. We acquired our investments in Sun Grown and VIVA as part of our merger with KushCo, which we completed in August 2021. We did not identify any fair value adjustments related to these equity securities during the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022 and December 31, 2021, the carrying value of our investment in equity securities without a readily determinable fair value was approximately $2.5 million, respectively, included within "Other assets" in our condensed consolidated balance sheets. The carrying value included a fair value adjustment of $1.5 million based on an observable price change recognized during the year ended December 31, 2019.

NOTE 5. LEASES
Greenlane as a Lessee
As of March 31, 2022, we had facilities financed under operating leases consisting of warehouses, offices, and retail stores, with lease term expirations between 2022 and 2027. Lease terms are generally three to seven years for warehouses, office space and retail store locations. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The following table provides details of our future minimum lease payments under finance and operating lease liabilities recorded in our condensed consolidated balance sheet as of March 31, 2022. The table below does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

(in thousands)	Operating Leases
2022	$2,108
2023	2,219
2024	1,525
2025	1,406
2026	188
Thereafter	29
Total minimum lease payments	7,475
Less: imputed interest	301
Present value of minimum lease payments	7,174
Less: current portion	2,828
Long-term portion	$4,346
Rent expense under operating leases was approximately $0.8 million and $0.3 million for three months ended March 31, 2022 and 2021, respectively.
The following expenses related to our operating leases were included in "general and administrative" expenses within our condensed consolidated statements of operations and comprehensive loss:

	For the three months ended March 31,
(in thousands)	2022	2021
Operating lease costs
Operating lease cost	765	250
Variable lease cost	36	39
Total lease cost	$801	$289
The table below presents lease-related terms and discount rates as of March 31, 2022:

March 31, 2022
Weighted average remaining lease terms
Operating leases	3.2 years
Weighted average discount rate
Operating leases	2.7%
Greenlane as a Lessor
We have five operating leases for office space leased to third-party tenants in our corporate headquarters building in Boca Raton, Florida and one sublease in California. For the three months ended March 31, 2022 and 2021, respectively, we recorded approximately $0.3 million and $0.2 million in rental income related to these operating leases, which we included within “Other income, net” in our condensed consolidated statements of operations and comprehensive loss.
The following table represents the maturity analysis of undiscounted cash flows related to lease payments, which we expect to receive from our existing operating lease agreements with tenants:

Rental Income	(in thousands)
2022	$575
2023	485
2024	77
2025	53
Thereafter	—
Total	$1,190

NOTE 6. DEBT
Our debt balance, excluding operating lease liabilities and finance lease liabilities, consisted of the following amounts at the dates indicated:

(in thousands)	March 31, 2022	December 31, 2021
Real Estate Note	$7,911	$7,958
Bridge Loan	8,000	8,000
DaVinci Promissory Note	4,367	5,000
Eyce Promissory Note	1,280	1,592
	21,558	22,550
Less unamortized debt issuance costs	(323)	(328)
Less current portion of debt	(11,602)	(11,615)
Debt, net, excluding operating leases and finance leases	$9,633	$10,607
Real Estate Note
On October 1, 2018, one of the Operating Company’s wholly-owned subsidiaries financed the purchase of a building which serves as our corporate headquarters through a real estate term note (the “Real Estate Note”) in the principal amount of $8.5 million. Principal payments plus accrued interest at a rate of one-month LIBOR plus 2.39% are due monthly, with a final payment of all remaining outstanding principal and accrued interest due in October 2025. Our obligations under the Real Estate Note are secured by a mortgage on the property. The Real Estate Note contains customary covenants and restrictions, including, without limitation, covenants that require us to comply with laws, restrictions on our ability to incur additional indebtedness, and various customary remedies for the lender following an event of default, including the acceleration of repayment of outstanding amounts under the Real Estate Note and execution upon the collateral securing obligations under the Real Estate Note. As of March 31, 2022, we were in compliance with the Real Estate Note covenants. Our Real Estate Note is subject to an interest rate swap contract, see “Note 4—Fair Value of Financial Instruments.”
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
Eyce Promissory Note
In March 2021, one of the Operating Company's wholly-owned subsidiaries financed a portion of the consideration of the acquisition of Eyce through the issuance of an unsecured promissory note (the "Eyce Promissory Note") in the principal amount of $2.5 million. Principal payments plus accrued interest at a rate of 4.5% are due quarterly through April 2023.
DaVinci Promissory Note

In November 2021, one of the Operating Company's wholly-owned subsidiaries financed the acquisition of DaVinci through the issuance of an unsecured promissory note (the "DaVinci Promissory Note") in the principal amount of $5.0 million. Principal payments plus accrued interest at a rate of 4.0% are due quarterly through October 2023.
Bridge Loan
In December 2021, we entered into a Secured Promissory Note with Aaron LoCascio, our co-founder, former Chief Executive Officer and President, and a current director of the Company, in which Mr. LoCascio provided us with a bridge loan in the principal amount of $8.0 million (the “Bridge Loan”). The Bridge Loan accrues interest at a rate of 15.0% is due monthly, and the principal amount is due in full in June 2022. We incurred $0.3 million of debt issuance costs related to the Bridge Loan, which are recorded as a direct deduction from the carrying amount of the Bridge Loan, and which will continue to be amortized over the term of the Bridge Loan through interest expense.
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
Other Commitments and Contingencies

We are potentially subject to claims related to various non-income taxes (such as sales, value added, consumption, and similar taxes) from various tax authorities, including in jurisdictions in which we already collect and remit such taxes. If the relevant taxing authorities were successfully to pursue these claims, we could be subject to significant additional tax liabilities.

See "Note 5—Leases" for details of our future minimum lease payments under operating lease liabilities. See "Note 11—Incomes Taxes" for information regarding income tax contingencies.
NOTE 8. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Accrued Expenses and Other Current Liabilities
The following table summarizes the composition of accrued expenses and other current liabilities as of the dates indicated:

(in thousands)	March 31, 2022	December 31, 2021
VAT payable (including amounts related to VAT matter described in Note 2)	$3,188	$4,393
Contingent consideration	2,812	5,641
Accrued employee compensation	6,392	6,055
Accrued professional fees	2,475	1,700
Refund liability (including accounts receivable credit balances)	1,294	1,481
Accrued construction in progress (ERP)	1,086	1,061
Sales tax payable	872	1,034
Other	7,152	3,932
	$25,271	$25,297
Customer Deposits
For certain product offerings such as child-resistant packaging, closed-system vaporization solutions and custom-branded retail products, we may receive a deposit from the customer (generally 25% - 50% of the total order cost, but the amount can vary by customer contract), when an order is placed by a customer. We typically complete orders related to customer deposits within one to six months from the date of order, depending on the complexity of the customization and the size of the order, but the order completion timeline can vary by product type and terms of sale with each customer. Changes in our customer deposits liability balance during the three months ended March 31, 2022 were as follows:

(in thousands)	Customer Deposits
Balance as of December 31, 2021	$7,924
Increases due to deposits received, net of other adjustments	5,213
Revenue recognized	(6,299)
Balance as of March 31, 2022	$6,838

We typically complete orders related to customer deposits within six weeks to three months from the date of order, depending on the complexity of the customization and the size of the order.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) for the periods presented were as follows:

(in thousands)	Foreign Currency Translation	Unrealized Gain or (Loss) on Derivative Instrument	Total
Balance at December 31, 2021	$282	$42	$324
Other comprehensive income (loss)	88	358	446
Less: Other comprehensive (income) loss attributable to non-controlling interest	(17)	(68)	(85)
Balance at March 31, 2022	$353	$332	$685

(in thousands)	Foreign Currency Translation	Unrealized Gain or (Loss) on Derivative Instrument	Total
Balance at December 31, 2020	$183	$(154)	$29
Other comprehensive income (loss)	(155)	204	49
Less: Other comprehensive (income) loss attributable to non-controlling interest	99	(130)	(31)
Balance at March 31, 2021	$127	$(80)	$47
Supplier Concentration
Our four largest vendors accounted for an aggregate of approximately 44.6% and 42.9% of our total net sales and 67.0% and 35.5% of our total purchases for the three months ended March 31, 2022 and 2021, respectively. We expect to maintain our relationships with these vendors.
Related Party Transactions
Nicholas Kovacevich, our Chief Executive Officer and Dallas Imbimbo, who served on our Board prior to his resignation on April 8, 2022, own capital stock of Unrivaled Brands Inc. (“Unrivaled”) and serve on the Unrivaled board of directors. Net sales to Unrivaled for the three months ended March 31, 2022 and 2021 totaled $0.2 million and $0, respectively. Total accounts receivable due from Unrivaled were $0.6 million and $0.4 million as of March 31, 2022 and December 31, 2021, respectively.
Adam Schoenfeld, co-founder and a current director of the Company, has a significant ownership interest in one of our customers, Universal Growing. Net sales to Universal Growing for the three months ended March 31, 2022 and 2021 totaled approximately $0.1 million, respectively. Total accounts receivable due from Universal Growing as of March 31, 2022 and December 31, 2021 were de minimis.
In December 2021, we entered into a Secured Promissory Note with Aaron LoCascio, our co-founder, former Chief Executive Officer and President, and a current director of the Company, with respect to the $8.0 million Bridge Loan described under Note 6 above.
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
Class A Common Stock Repurchase Program
In November 2019, our Board of Directors approved a stock repurchase program authorizing up to $5.0 million in repurchases of our outstanding shares of Class A common stock. Under the program, we may repurchase shares in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. We may periodically repurchase shares in open market transactions, directly or indirectly, in block purchases and in privately negotiated transactions or otherwise. The timing, pricing, and amount of any repurchases under the share repurchase program will be determined by management at its discretion based on a variety of factors, including, but not limited to, trading volume and market price of our Class A common stock, corporate considerations, our working capital and investment requirements, general market and economic conditions, and legal requirements. The share repurchase program does not obligate us to repurchase any common stock and may be modified, discontinued, or suspended at any time. Shares of Class A common stock repurchased under the program are subsequently retired. There were no share repurchases under the program during the three months ended March 31, 2022 or 2021, respectively.
Non-Controlling Interest
As discussed in “Note 1—Business Operations and Organization,” we consolidate the financial results of the Operating Company in our condensed consolidated financial statements and report a non-controlling interest related to the Common Units held by non-controlling interest holders. As of March 31, 2022, we owned 82.9% of the economic interests in the Operating Company, with the remaining 17.1% of the economic interests owned by non-controlling interest holders. The non-controlling interest in the accompanying condensed consolidated statements of operations and comprehensive loss represents the portion of the net loss attributable to the economic interest in the Operating Company held by the non-controlling holders of Common Units calculated based on the weighted average non-controlling interests’ ownership during the periods presented.
At-the-Market Equity Offering
In August 2021, we established an "at-the-market" equity offering program (the "ATM Program") that provides for the sale of shares of our Class A common stock having an aggregate offering price of up to $50 million, from time to time, through Cowen and Company, LLC ("Cowen"), as the sales agent. Net proceeds from sales of our shares of Class A common stock under the ATM Program are expected to be used for working capital and general corporate purposes.
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

Shares of our Class A common stock will be issued pursuant to our effective shelf registration statement on Form S-3 (File No. 333-257654), and a prospectus supplement relating to the Class A common stock that was filed with the Securities and Exchange Commission on April 18, 2022. Pursuant to Instruction I.B.6, in no event will the Company sell Class A common stock through the ATM Program with a value exceeding more than one-third of the Company’s “public float” (the market value of the Company’s Class A common stock and any other equity securities that it issues in the future that are held by non-affiliates) in any twelve-month period so long as the Company’s public float remains below $75.0 million.

On April 18, 2022, we entered into Amendment No. 1 (the “Amendment”) to the sales agreement dated August 2, 2022 with Cowen. The purpose of the Amendment is to add the limitations imposed on the ATM Program by General Instruction I.B.6 of Form S-3 (“Instruction I.B.6”) to the sales agreement. At the time of our entry into the Amendment, approximately $38.7 million in shares remained available for issuance under the ATM Program.

During the three months ended March 31, 2022, we sold 11,134,715 shares of our Class A common stock under the ATM Program, which generated gross proceeds of approximately $7.0 million and paid fees to the sales agent of approximately $0.2 million. Since the launch of the ATM program in August 2021 and through March 31, 2022, we sold 13,535,970 shares of our Class A common stock under the ATM Program, which generated gross proceeds of approximately $10.4 million and paid fees to the sales agent of approximately $0.3 million.
Common Stock and Warrant Offering

On August 9, 2021, we entered into securities purchase agreements with certain accredited investors, pursuant to which we agreed to issue and sell an aggregate of 4,200,000 shares of our Class A common stock, pre-funded warrants to purchase up to 5,926,583 shares of our Class A common stock (the “Pre-Funded Warrants”) and warrants to purchase up to 6,075,950 shares of our Class A common stock (the “Standard Warrants” and, together with the Pre-Funded Warrants, the “Warrants”), in a registered direct offering (the “Offering”). The shares of Class A common stock and Warrants were sold in Units (the “Units”), with each unit consisting of one share of Class A common stock or a Pre-Funded Warrant and a Standard Warrant to purchase 0.6 of a share of our Class A common stock. The Units were offered pursuant to our existing shelf registration statement on Form S-3. Subject to certain ownership limitations, the Standard Warrants were immediately exercisable at an exercise price equal to $3.55 per share of Class A common stock. The Standard Warrants are exercisable for five years from the date of issuance. Each Pre-Funded Warrant was exercisable with no expiration date for one Share of Class A common stock at an exercise price of $0.01. The Offering generated gross proceeds of approximately $31.9 million and net proceeds to the Company of approximately $29.9 million. All Pre-Funded Warrants were exercised in August and September 2021, based upon which we issued an additional 5,926,583 shares of our Class A common stock, for net proceeds of approximately $0.1 million.
Class C Common Stock Conversion

On August 31, 2021, we completed our merger with KushCo. Pursuant to the Merger Agreement, immediately prior to the consummation of the Mergers, holders of Class C common stock, $0.0001 par value per share, received one-third of one share of Class B common stock, for each share of Class C common stock held, and Greenlane adopted the A&R Charter which eliminated Class C common stock as a class of Greenlane’s capital stock.
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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of our Class A common stock is as follows (in thousands, except per share amounts):

	Three months ended March 31,
(in thousands, except per share data)	2022	2021
Numerator:
Net loss	$(18,749)	$(7,714)
Less: Net loss attributable to non-controlling interests	(3,417)	(3,458)
Net loss attributable to Class A common stockholders	$(15,332)	$(4,256)
Denominator:
Weighted average shares of Class A common stock outstanding	90,170	15,263
Net loss per share of Class A common stock - basic and diluted	$(0.17)	$(0.28)
For the three months ended March 31, 2022 and 2021, shares of Class B common stock, shares of Class C common stock and stock options and warrants to purchase Class A common stock were excluded from the weighted-average in the computation of diluted net loss per share of Class A common stock because the effect would have been anti-dilutive.
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
KushCo Equity Plan

On August 31, 2021, we completed our previously announced merger with KushCo pursuant to the Merger Agreement dated as of March, 31, 2021. In connection with the completion of our merger with KushCo, we assumed the sponsorship of the KushCo Equity Plan. We do not intend to make future grants under the KushCo Equity Plan.
Rule 10b5-1 Trading Plans

During the three months ended March 31, 2022, Section 16 officer Adam Schoenfeld had an equity trading plan in place in accordance with Rule 10b5-1(c)(1) under the Exchange Act. An equity trading plan is a written document that preestablishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of our Class A common stock, including shares acquired under our equity plans.
Equity-Based Compensation Expense

Equity-based compensation expense is included within "salaries, benefits and payroll taxes" in our condensed consolidated statements of operations and comprehensive loss. We recognized equity-based compensation expense as follows:

	For the three months ended March 31,
(in thousands)	2022	2021
Stock options - Class A common stock	$674	$320
Restricted shares - Class A common stock	188	110
Restricted stock units (RSUs) - Class A common stock	11	24
Common units of the Operating Company	—	76
Total equity-based compensation expense	$873	$530
Total remaining unrecognized compensation expense as of March 31, 2022 was as follows:

	Remaining Unrecognized Compensation Expense March 31, 2022	Weighted Average Period over which Remaining Unrecognized Compensation Expense is Expected to be Recognized
	(in thousands)	(in years)
Stock options - Class A common stock	$1,306	1.3
Restricted shares - Class A common stock	864	1.8
Restricted stock units (RSUs) - Class A common stock	25	2.9
Total remaining unrecognized compensation expense	$2,195
NOTE 11. INCOME TAXES
As a result of the IPO and the related transactions completed in April 2019, we own a portion of the Common Units of the Operating Company, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, the Operating Company is generally not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by the Operating Company is passed through to and included in the taxable income or loss of its members, including Greenlane, on a pro-rata basis, in accordance with the terms of the Operating Agreement. The Operating Company is also subject to taxes in foreign jurisdictions. We are a corporation subject to U.S. federal income taxes, in addition to state and local income taxes, based on our share of the Operating Company’s pass-through taxable income.
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
As of March 31, 2022 and December 31, 2021, management performed an assessment of the realizability of our deferred tax assets based upon which management determined that it is not more likely than not that the results of operations will generate sufficient taxable income to realize portions of the net operating loss benefits. Consequently, we established a full valuation allowance against our deferred tax assets, and reflected a carrying balance of $0 as of March 31, 2022 and December 31, 2021, respectively. In the event that management determines that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance will be made, which would reduce the provision for income taxes. The provision for and benefit from income taxes for the three months ended March 31, 2022 and 2021, respectively, relates to taxes in foreign jurisdictions, including Canada and the Netherlands.
For the three months ended March 31, 2022 and 2021, the effective tax rate differed from the U.S. federal statutory tax rate of 21% primarily due to the Operating Company's pass-through structure for U.S. income tax purposes, the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and the valuation allowance against the deferred tax asset.
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

Uncertain Tax Positions

For the three months ended March 31, 2022 and 2021, we did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties. The Company is subject to audit examination for federal and state purposes for the years 2018 – 2020.

Tax Receivable Agreement (TRA)
We entered into the TRA with the Operating Company and each of the members (other than Greenlane Holdings, Inc.) that provides for the payment by the Operating Company to the members of 85% of the amount of tax benefits, if any, that we may actually realize (or in some circumstances are deemed to realize) as a result of (i) increases in tax basis resulting from any future redemptions of Common Units as described in “Note 1—Business Operations and Organization” and (ii) certain other tax benefits attributable to payments made under the TRA.
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

As noted above, we evaluated the realizability of the deferred tax assets resulting from the IPO and the related transactions completed in April 2019 and established a full valuation allowance against those benefits. As a result, we determined that the amount or timing of payments to noncontrolling interest holders under the TRA are no longer probable or reasonably estimable. Based on this assessment, our TRA liability was $0 as of March 31, 2022 and December 31, 2021.

If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, we will record a liability related to the TRA, which would be recognized as expense within our condensed consolidated statements of operations and comprehensive (loss) income.
During the three months ended March 31, 2022 and 2021, we did not make any payments, inclusive of interest, to members of the Operating Company pursuant to the TRA.
NOTE 12. SEGMENT REPORTING
We define our segments as those operations whose results are regularly reviewed by our CODM to analyze performance and allocate resources. Therefore, segment information is prepared on the same basis that management reviews financial information for operational decision-making purposes. Our CODM is a committee comprised of our CEO and our CFO.
Following the completion of the KushCo merger in late August 2021, we reassessed our operating segments based on our new organizational structure. Based on this assessment, we determined we had the following two operating segments as of March 31, 2022 and December 31, 2021, which are the same as our reportable segments: (1) Consumer Goods, which largely comprises Greenlane's legacy operations across the United States, Canada, and Europe, and (2) Industrial Goods, which largely comprises KushCo's legacy operations across the United States and Canada. These changes in operating segments align with how we manage our business beginning with the fourth quarter of 2021. The segment disclosures below have been retrospectively restated to reflect the change in segments.
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
The Industrial Goods segment focuses on serving the premier brands, operators, and retailers through our wholesale operations by providing ancillary products essential to their growth, such as customizable packaging and supply products and vaporization solutions offering which includes CCELL branded products.
Our CODM allocates resources to and assesses the performance of our two operating segments based on the operating segments' net sales and gross profit. The following table sets forth information by reportable segment for the three months ended March 31, 2022 and 2021, respectively. There were no material intersegment sales during the three months ended March 31, 2022 and 2021, respectively.

	For the three months ended March 31, 2022			For the three months ended March 31, 2021
(in thousands)	Consumer Goods	Industrial Goods	Total	Consumer Goods	Industrial Goods	Total
Net sales	$17,141	$29,393	$46,534	$30,544	$3,465	$34,009
Cost of sales	14,319	26,247	40,566	22,934	2,520	25,454
Gross profit	$2,822	$3,146	$5,968	$7,610	$945	$8,555
The following table sets forth specific asset categories which are reviewed by our CODM in the evaluation of operating segments:

	As of March 31, 2022			As of December 31, 2021
(in thousands)	Consumer Goods	Industrial Goods	Total	Consumer Goods	Industrial Goods	Total
Accounts receivable, net	$6,710	$13,193	$19,903	$3,746	$10,944	$14,690
Inventories, net	$33,326	$35,200	$68,526	$32,142	$34,840	$66,982
Vendor deposits	$9,731	$2,754	$12,485	$9,675	$8,800	$18,475

NOTE 13. SUBSEQUENT EVENTS

Entry into Amended Eyce Asset Purchase Agreement

On April 7, 2022, the Company entered into an amendment to that certain Asset Purchase Agreement, dated March 2, 2021 (the “Amended Eyce APA”), by and between Eyce and Warehouse Goods LLC, a wholly owned subsidiary of the Company, to accelerate the issuance of shares of Class A common stock issuable to Eyce under the agreement upon the attainment of certain EBITDA and revenue benchmarks (the “Amended 2022 Contingent Payment”). The shares of Class A common stock issuable to Eyce under the Amended 2022 Contingent Payment will vest ratably in seven tranches starting on July 1, 2022, such that on January 1, 2024 (the “Vesting Date”), all shares issuable to Eyce under the Amended 2022 Contingent Payment will have been issued to Eyce. The shares of Class A common stock issuable under the Amended 2022 Contingent Payment are subject to certain forfeiture restrictions tied to the continued employment of Eyce personnel with the Company through the Vesting Date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of Greenlane Holdings, Inc. and its consolidated subsidiaries (“Greenlane” and, collectively with the Operating Company and its consolidated subsidiaries, the “Company”, "we", "us" and "our") for the quarterly period ended March 31, 2022 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and related notes of Greenlane Holdings, Inc. for the year ended December 31, 2021, which are included in our Annual Report on Form 10-K.
Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in Part I, Item 2 of this Form 10-Q under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could” and similar expressions. Examples of forward-looking statements include, without limitation:
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
Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Factors that might cause such a difference include those discussed in our filings with the SEC, under the heading "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "2021 Annual Report") and in other documents that we file from time to time with the Securities and Exchange Commission (the "SEC").
Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances, or achievements expressed or implied by the forward-looking statements. These risks include, but are not limited to, those listed below and those discussed in greater detail in Part I, Item 1A of the 2021 Annual Report under the heading “Risk Factors."

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

Many of our products are sourced from suppliers who may use their own third-party manufacturers, and our product costs and gross margins may be impacted by the product mix we sell in any given period. Furthermore, legacy Greenlane and legacy KushCo margins are significantly different, due to their respective customer bases, product mix and types of transactions. Legacy KushCo revenue is comprised of a stable customer base of wholesale and business to business customers, resulting in a lower-volume of transactions with a higher average transaction price and lower margin sales. Conversely, legacy Greenlane sales are comprised of business to business, retail and e-commerce sales that consist of a higher volume of transactions with lower average prices and higher margins. Gross margin, or gross profit as a percentage of net sales, has been and will continue to be affected by a variety of factors, including the average mark-up over the cost of our products; the mix of products sold; purchasing efficiencies; the level of sales for certain third-party brands, which carry contractual profit sharing obligations; and the potential impact on freight costs arising from passing of the PACT Act amendments.

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

Discontinuation of Nicotine Sales and Increased Focus on Greenlane Brands

Over the course of 2021, we reduced our reliance on lower-margin third-party nicotine brands and increased our focus on our Greenlane Brands, as part of our strategy to scale our portfolio of proprietary brands to build the leading house of brands in the ancillary cannabis industry. As evidence of this, sales from nicotine products decreased to $0 of total net sales for the three months ended March 31, 2022 from $1.7 million, or 5.1% of total net sales for the same period in 2021. We intend to keep lower-margin third-party nicotine brands eliminated entirely over the course of 2022.

COVID-19
In December 2019, a novel strain of coronavirus known as COVID-19 was reported in Wuhan, China. In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. Since the outbreak of COVID-19, we have closely monitored developments and operated with the health and safety of our employees as the Company's top priority.

Although the impact of the COVID-19 pandemic has not had a significant adverse impact on our operations, we cannot reasonably estimate the length or severity of this pandemic on the macroeconomic environment which we operate in. Accordingly, the extent to which the COVID-19 pandemic will impact our financial condition or results of operations will depend on future developments, such as the duration and intensity of the pandemic, the effectiveness of COVID-19 vaccines and booster shots, and the overall impact on our customers, employees, vendors, and operations.
Results of Operations
The following table presents operating results for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
			% of Net sales		Change
	2022	2021	2022	2021	$	%
Net sales	$46,534	$34,009	100.0%	100.0%	$12,525	36.8%
Cost of sales	40,566	25,454	87.2%	74.8%	15,112	59.4%
Gross profit	5,968	8,555	12.8%	25.2%	(2,587)	(30.2)%

Operating expenses:
Salaries, benefits and payroll taxes	10,061	6,370	21.6%	18.7%	3,691	57.9%
General and administrative	11,715	9,581	25.2%	28.2%	2,134	22.3%
Depreciation and amortization	2,403	544	5.2%	1.6%	1,859	341.7%
Total operating expenses	24,179	16,495	52.0%	48.5%	7,684	46.6%
Loss from operations	(18,211)	(7,940)	(39.2)%	(23.3)%	(10,271)	129.4%

Other income (expense), net:
Interest expense	(406)	(116)	(0.9)%	(0.3)%	(290)	250.0%
Other income (expense), net	(54)	324	(0.1)%	1.0%	(378)	(116.7)%
Total other expense, net	(460)	208	(1.0)%	0.6%	(668)	*
Loss before income taxes	(18,671)	(7,732)	(40.2)%	(22.8)%	(10,939)	141.5%
Provision for (benefit from) income taxes	78	(18)	0.2%	(0.1)%	96	(533.3)%
Net loss	(18,749)	(7,714)	(40.4)%	(22.8)%	(11,035)	143.1%
Net loss attributable to non-controlling interest	(3,417)	(3,458)	(7.3)%	(10.2)%	41	(1.2)%
Net loss attributable to Greenlane Holdings, Inc.	$(15,332)	$(4,256)	(33.1)%	(12.5)%	$(11,076)	260.2%
*Not meaningful

Consolidated Results of Operations
Net Sales

For the three months ended March 31, 2022, net sales were approximately $46.5 million, compared to approximately $34.0 million for the same period in 2021, representing an increase of $12.5 million, or 36.8%. The year-over-year increase was primarily due to the merger with KushCo, which contributed $28.4 million in net sales. Excluding KushCo's post-merger sales, net sales declined 46.8% to $18.1 million for the three months ended March 31, 2022 compared to $34.0 million for the same period in 2021. Although we aim to concentrate on Greenlane Brands, these sales decreased $3.1 million, or 34.0%, to $6.0 million for the three months ended March 31, 2022 from $9.0 million for the same period in 2021, driven largely by a decrease in third-party brand sales of 48.6% due to our strategy to focus on proprietary brands, and also interruptions due to our ERP implementation.
Cost of Sales and Gross Margin

For the three months ended March 31, 2022, cost of sales increased by $15.1 million, or 59.4%, as compared to the same period in 2021. The increase in cost of sales was primarily due to the impact of the KushCo merger of $26.2 million, offset by a decrease in revenue of 46.8% excluding the impact of the KushCo merger.

Gross margin decreased to 12.8% for the three months ended March 31, 2022, compared to gross margin of 25.2% for the same period in 2021. Excluding inventory write-offs of damaged and obsolete inventory for the three months ended March 31, 2022 and March 31, 2021 of $5.8 million and $1.0 million, respectively, associated with post-merger and ongoing product rationalization initiatives, gross margins decreased 2.9% to 25.3% for the three months ended March 31, 2022, compared to 28.1% for the same period in 2021. The decrease in margin is related to an increase in lower margin KushCo-related sales of $28.4 million, and a 34.0% decrease in Greenlane Brands sales, which carry a higher margin profile than 3rd-party brand sales with a lower margin profile.
Salaries, Benefits and Payroll Taxes
Salaries, benefits and payroll taxes expenses increased by approximately $3.7 million, or 57.9%, to $10.1 million for the three months ended March 31, 2022, compared to $6.4 million for the same period in 2021, primarily due to an increase related to the KushCo merger, an increase in severance of $0.6 million and an increase in stock compensation of $0.4 million, offset by a salaries and payroll taxes decrease related to a reduction in force we completed in March 2022, which we expect to result in approximately $8.0 million in annualized cash compensation cost savings. This reduction in force is a part of our aforementioned 2022 Plan to reduce our cost structure, increase liquidity and accelerate our path to profitability.
As we continue to closely monitor the evolving business landscape, including the impacts of COVID-19 on our customers, vendors, and overall business performance, we remain focused on identifying cost-saving opportunities while delivering on our strategy to recruit, train, promote and retain the most talented and success-driven personnel in the industry. In light of the KushCo merger, management is continuing to explore opportunities in 2022 to further reduce salary and other operating expenses.
General and Administrative Expenses
General and administrative expenses increased by approximately $2.1 million, or 22.3%, for the three months ended March 31, 2022, compared to the same period in 2021. This increase was primarily due to an increase of approximately $1.1 million in professional fees related to our ERP system implementation; an increase of $0.3 million in insurance expense primarily driven by directors and officers insurance premiums increase; an increase of $1.3 million related to the addition of KushCo facilities; and $0.3 million in third party logistics fees related to the addition of a KushCo 3PL Canada facility; an increase of $0.7 million in outbound shipping driven by an increase in sales contributed by the KushCo merger; an increase in other G&A expense of $0.4 million; offset by a decrease of $1.0 million in legal and accounting fees driven by decreased M&A activity and a $1.1 million decrease in bad debt expense with the majority related to a gain of $1.8 million due to indemnification asset recovery related to VAT liability offset by additional bad debt expense of $0.6 million.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $1.9 million, or 341.7%, for the three months ended March 31, 2022, compared to the same period in 2021. The increase is primarily related to the additional depreciation and amortization expense related to assets acquired in conjunction with the KushCo merger, as well as the Eyce and DaVinci business acquisitions.
Other Income (Expense), Net
Interest expense.
Interest expense consists of interest incurred on our Real Estate Note, promissory notes related to the Eyce and DaVinci acquisitions, and Bridge loan. We also experienced an increase of interest expense of approximately $0.3 million during the three months ended March 31, 2022, due to the addition of promissory notes related to the Eyce and DaVinci acquisitions and the Secured Promissory Note (the "Bridge Loan") with a related party during 2021.

Other expense, net.
Other income (expense), net, decreased by approximately $0.4 million for the three months ended March 31, 2022, compared to the same period in 2021. The change is primarily due a loss related to the change in fair value of equity investment of $0.3 million.
Provision for (Benefit from) Income Taxes
As a result of the IPO and the related transactions (described further in "Note 1—Business Operations and Organizations" of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q), we own a portion of the Common Units of the Operating Company, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, the Operating Company is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by the Operating Company is passed through to, and included in the taxable income or loss of, its members, including us, in accordance with the terms of the Operating Agreement. We are subject to federal income taxes, in addition to state and local income taxes with respect to our allocable share of the Operating Company’s taxable income or loss.
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
As of March 31, 2022 and December 31, 2021, management performed an assessment of the realizability of our deferred tax assets based upon which management determined that it is not more likely than not that the results of operations will generate sufficient taxable income to realize portions of the net operating loss benefits. Consequently, we established a full valuation allowance against our deferred tax assets, and reflected a carrying balance of $0 as of March 31, 2022 and December 31, 2021, respectively. In the event that management determines that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance will be made, which would reduce the provision for income taxes. The provision for and benefit from income taxes for the three months ended March 31, 2022 and 2021, respectively, relates to taxes in foreign jurisdictions, including Canada and the Netherlands.
Segment Operating Performance
Following the completion of the KushCo merger in late August 2021, we reassessed our operating segments based on our new organizational structure. Based on this assessment, we determined we had the following two operating segments beginning with the fourth quarter of 2021, which are the same as our reportable segments: (1) Consumer Goods, which largely comprises Greenlane's legacy operations across the United States, Canada, and Europe, and (2) Industrial Goods, which largely comprises KushCo's legacy operations. These changes in operating segments align with how we manage our business beginning with the fourth quarter of 2021.
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
The Industrial Goods segment focuses on serving the premier brands, operators, and retailers through our wholesale operations by providing ancillary products essential to their growth, such as customizable packaging and supply products and vaporization solutions offering which includes CCELL branded products.
Our CODM allocates resources to and assesses the performance of our two operating segments based on the operating segments' net sales and gross profit. The following table sets forth information by reportable segment for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
			% of Total Net sales		Change
	2022	2021	2022	2021	$	%
Net sales:
Consumer Goods	$17,141	$30,544	36.8%	89.8%	$(13,403)	(43.9)%
Industrial Goods	29,393	3,465	63.2%	10.2%	25,928	748.3%
Total net sales	$46,534	$34,009

			% of Segment Net sales		Change
Cost of sales:	2022	2021	2022	2021	$	%
Consumer Goods	$14,319	$22,934	83.5%	75.1%	$(8,615)	(37.6)%
Industrial Goods	26,247	2,520	89.3%	72.7%	23,727	941.5%
Total cost of sales	$40,566	$25,454

Gross profit:
Consumer Goods	$2,822	$7,610	16.5%	24.9%	$(4,788)	(62.9)%
Industrial Goods	3,146	945	10.7%	27.3%	2,201	232.9%
Total gross profit	$5,968	$8,555
Consumer Goods
For the three months ended March 31, 2022, our Consumer Goods operating segment reported net sales of approximately $17.1 million compared to approximately $30.5 million for the same period in 2021, representing a decrease of $13.4 million or 43.9%. The year-over-year decrease represented a $1.6 million or 23.6% decrease in Greenlane Brands sales and a $11.8 million or 38.8% decrease in third-party brand sales due to our strategy to focus on proprietary brands, and also interruptions due to our ERP implementation.
For the three months ended March 31, 2022, cost of sales decreased by $8.6 million, or 37.6%, as compared to the same period in 2021. The decrease in cost of sales was primarily due to the 43.9% decrease in Consumer Goods net sales.

Gross margin decreased to 16.5% for the three months ended March 31, 2022, compared to gross margin of approximately 24.9% for the same period in 2021. Excluding post-merger strategic product rationalization initiative charges of $1.9 million, gross margin was approximately 27.4% for the three months ended March 31, 2022, compared to gross margin of approximately 24.6%, excluding damaged and obsolete charges of $1.0 million, for the same period in 2021. This increase was largely due to the decrease in lower margin third-party brand sales.
Industrial Goods
For the three months ended March 31, 2022, our Industrial Goods operating segment reported net sales of approximately $29.4 million compared to approximately $3.5 million for the same period in 2021, representing an increase of $25.9 million or 748.3%. The increase is directly related to net sales of approximately $28.4 million contributed by our merger with KushCo, partially offset by a $1.5 million, or 61.6%, decrease in Pollen Gear revenue.
For the three months ended March 31, 2022, cost of sales increased by $23.7 million, or 941.5%, as compared to the same period in 2020. The increase is directly related to cost of sales of approximately $26.2 million contributed by our merger with KushCo.

Gross margin was approximately 10.7% for the three months ended March 31, 2022, compared to gross margin of approximately 27.3% for the same period in 2021, representing 54.3% year over year decrease. Excluding post-merger strategic product rationalization initiative charges of $3.8 million, gross margin was approximately 23.8% for the three months ended March 31, 2022, compared to gross margin of approximately 27.3% for the same period in 2021. The year over year decrease in gross margin of approximately 1.7% is related to the sale of lower-margin KushCo-related products.
Net Sales by Geographic Regions

	Three Months Ended March 31,
			% of Net sales		Change
	2022	2021	2022	2021	$	%
Net sales:
United States	$42,991	$28,667	92.4%	84.3%	$14,324	50.0%
Canada	$1,855	$2,561	4.0%	7.5%	(706)	(27.6)%
Europe	$1,688	$2,781	3.6%	8.2%	(1,093)	(39.3)%
Total net sales	$46,534	$34,009	100.0%	100.0%	$12,525	36.8%
United States

For the three months ended March 31, 2022, our United States net sales were approximately $43.0 million, compared to approximately $28.7 million for the same period in 2021, representing an increase of $14.3 million, or 50.0%. The year-over-year increase was primarily due to the merger with KushCo, which contributed $28.4 million in total net sales. Excluding net sales contributed by KushCo, total net sales decreased by approximately $14.1 million, or 49.2%, to approximately $14.6 million for the three months ended March 31, 2022, compared to the same period in 2021. The year-over-year decrease was primarily due to a decrease in wholesale revenue of $8.7 million, and a decrease in consumer retail revenue of $2.8 million.
Canada
For the three months ended March 31, 2022, our Canadian net sales were approximately $1.9 million, compared to approximately $2.6 million for the same period in 2021, representing a decrease of $0.7 million, or 27.6%. The year-over-year decrease was primarily due to a $1.2 million decrease in wholesale revenue and a $0.8 million decrease in nicotine sales as part of our strategic shift away from low margin sales. This was partially offset by $1.0 million in net sales contributed by KushCo.
Europe

For the three months ended March 31, 2022, our European net sales were approximately $1.7 million, compared to approximately $2.8 million for the same period in 2021, representing a decrease of $1.1 million or 39.3%. This was primarily due to a $0.7 million, or 62.3%, decrease in third-party marketplace website sales and a $0.5 million, or 40.3%,, decrease in our B2B sales.
Liquidity and Capital Resources
We believe that our cash on hand, combined with our ability to access the capital markets, will be sufficient to fund our working capital and capital expenditure requirements, as well as our debt repayments and other liquidity requirements associated with our existing operations, for at least the next 12 months.
Our primary requirements for liquidity and capital are working capital, debt service related to recent acquisitions and general corporate needs. Our primary sources of liquidity are our cash on hand and the cash flow that we generate from our operations, as well as proceeds from our ATM Program. As of March 31, 2022, we had approximately $5.9 million of cash, of which $0.8 million was held in foreign bank accounts, and approximately $41.7 million of working capital, which is calculated as total current assets minus total current liabilities, as compared to approximately $12.9 million of cash, of which $0.7 million was held in foreign bank accounts, and approximately $53.8 million of working capital as of December 31, 2021. The repatriation of cash balances from our foreign subsidiaries could have adverse tax impacts or be subject to capital controls; however, these balances are generally available to fund the ordinary business operations of our foreign subsidiaries without legal or other restrictions.
In December 2021, we entered into a Secured Promissory Note with Aaron LoCascio, our co-founder, former Chief Executive Officer and President, and a current director of the Company, in which Mr. LoCascio provided us with a bridge loan in the principal amount of $8.0 million (the “Bridge Loan”). The Bridge Loan accrues interest at a rate of 15.0% per annum, which is due monthly, and the principal amount is due in full in June 2022. We are actively working to obtain financing to repay the Bridge Loan on or before its maturity date. However, we can provide no assurances that we will be able to obtain financing on attractive terms or at all in order to be able to repay or refinance the Bridge Loan, and we may be required to issue equity at on unattractive terms and at dilutive prices in order to be able to repay the Bridge Loan.

We are in the process of securing an asset backed loan to assist us with working capital needs. We can provide no assurances as to the timing of our entry into this loan, the final terms of the loan or that we will enter into it at all. However, we do not expect the covenants under any asset backed loan agreement to permit us to use the proceeds of such loan to refinance or repay the Bridge Loan. If we are unable to repay or refinance the Bridge Loan, we may be unable to obtain an asset-backed loan until the collateral securing the Bridge Loan has been released and the lenders of such asset-backed loan can obtain a first-lien security interest in such collateral.

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

We have an effective shelf registration statement on Form S-3 (the "Shelf Registration Statement") and may opportunistically conduct securities offerings from time to time in order to meet our liquidity needs. The Shelf Registration Statement registers shares of our Class A common stock, preferred stock, $0.0001 par value per share (the "preferred stock"), depository shares representing our preferred stock, warrants to purchase shares of our Class A common stock, preferred stock or depository shares, and rights to purchase shares of our Class A common stock or preferred stock that may be issued by us in a maximum aggregate amount of up to $200 million. In August 2021, we filed a prospectus supplement and established an "at-the-market" equity offering program (the "ATM Program") that provides for the sale of shares of our Class A common stock having an aggregate offering price of up to $50 million, from time to time. Net proceeds from sales of our shares of Class A common stock under the ATM Program are expected to be used to fund potential business acquisitions and for working capital and general corporate purposes. However, we may be unable to access the capital markets because of current market volatility and the performance of our stock price.

On March 31, 2022, the date on which our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "2021 Annual Report") was filed with the SEC, the Shelf Registration Statement became subject to the offering limits set forth in General Instruction I.B.6 of Form S-3 ("Instruction I.B.6") because our public float was less than $75 million. For so long as our public float is less than $75 million, the aggregate market value of securities sold by us under the Shelf Registration Statement (including our ATM Program) pursuant to Instruction I.B.6 during any twelve consecutive months may not exceed one-third of our public float. Since the launch of the ATM program and through March 31, 2022, we sold 13,535,970 shares of our Class A common stock under the ATM Program, which generated gross proceeds of approximately $10.4 million. In light of our low cash position, we have been forced to sell stock under our ATM program at prices that may not otherwise be attractive and are dilutive. We have offered $0.3 million in securities pursuant to Instruction I.B.6 in the twelve calendar months preceding the date of filing of this Quarterly Report on Form 10-Q.

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
As of March 31, 2022, we did not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.
Cash Flows
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(12,023)	$(15,257)
Net cash used in investing activities	(709)	(2,822)
Net cash provided by (used in) financing activities	5,674	(104)
Net Cash Used in Operating Activities

During the three months ended March 31, 2022, net cash used in operating activities of approximately $12.0 million consisted of (i) net loss of $18.7 million, offset by non-cash adjustments to net loss of approximately $1.8 million, including stock-based compensation expense of approximately $0.9 million, depreciation and amortization expense of approximately $2.4 million, and an offsetting reversal on the allowance of an indemnification receivable of approximately $1.8 million, and (ii) a $4.9 million decrease in working capital primarily driven by increases in accounts payable, accrued expenses and customer deposits of approximately $9.5 million, offset by increases in accounts receivable, inventories, vendor deposits and other current assets of approximately $4.6 million.
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
Net Cash Used in Investing Activities
During the three months ended March 31, 2022, net cash used in investing activities of approximately $0.7 million largely consisted of capital expenditures, including development costs for our new enterprise resource planning system.
During the three months ended March 31, 2021, we used approximately $0.4 million of cash for capital expenditures, including development costs for our new enterprise resource planning system. Additionally, we used approximately $2.4 million of cash for the acquisition of Eyce LLC.
Net Cash Provided by (Used in) Financing Activities
During the three months ended March 2022, net cash provided by financing activities of approximately $5.7 million primarily consisted of cash proceeds of approximately $6.8 million from the issuance of Class A common stock through our ATM Program, offset primarily by approximately $1.0 million in payments on notes payable, finance lease obligations and other long-term liabilities.
During the three months ended March 31, 2021, net cash used in financing activities primarily consisted of approximately $0.1 million in payments on notes payable, finance lease obligations, and other long-term liabilities.
Critical Accounting Policies and Estimates

See Part II, Item 7, "Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2021. Also see "Note 2 - Summary of Significant Accounting Policies" within Part I, Item 1 of this Form 10-Q for a discussion of the voluntary accounting principle change made during the quarterly period ended March 31, 2022.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required.
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

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described in Item 9A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021, which have not yet been remediated as of March 31, 2022.

Material Weaknesses Remediation Plan and Status

As previously described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021, we began implementing a remediation plan to address the material weaknesses identified in the prior year, and our management continues to be actively engaged in the remediation efforts. To remediate the identified material weaknesses, we are continuing to take the following remediation actions:

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

Changes in Internal Control Over Financial Reporting

In 2020 we began a multi-year implementation of a new ERP system, which will replace our existing core financial systems. The ERP system is designed to accurately maintain the Company’s financial records, enhance the flow of financial information, improve data management and provide timely information to our management team. We completed the implementation for certain subsidiaries during the the first quarter of 2022, which included changes to our processes, procedures and internal controls over financial reporting during the first quarter of 2022. As the implementation of the new ERP system progresses for our other subsidiaries, we expect to continue to change certain processes and procedures which, in turn, are expected to result in changes to our internal control over financial reporting. As such changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.

There were no other changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, see Note 7 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

As of March 31, 2022, there have been no material changes from the risk factors previously disclosed in response to “Part I – Item 1A. ‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 25, 2022, we issued an aggregate of 8,577 shares of Class A common stock in exchange for an equivalent number of shares of Class B common stock and Common Units of the Operating Company pursuant to the terms of our Amended and Restated Certificate of Incorporation and the Operating Company's Third Amended and Restated Operating Agreement. These shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 5. OTHER INFORMATION

Departure of William Mote

On May 16, 2022, William Mote, the Chief Financial Officer of the Company, entered into a Separation and General Release Agreement (the “Separation Agreement”) with Warehouse Goods LLC, a wholly owned subsidiary of the Company, whereby Mr. Mote’s employment with the Company will be terminated effective May 17, 2022 (the “Separation Date”). Mr. Mote’s decision to step down as Chief Financial Officer of the Company is due to his desire to pursue other interests and is not the result of any disagreement with the Company or any matter relating to the Company’s operations, policies or practices.

Pursuant to the Separation Agreement, Mr. Mote will receive a cash severance payment totaling $218,418.87, representing six months’ salary, fifty percent of Mr. Mote's pro-rated bonus eligibility for 2022, and COBRA payments for six months. The salary and COBRA payments are each payable in accordance with the Company’s ordinary payroll practices, and the pro-rated bonus payment is payable within fifteen days of the ffectiveneess of the release contained in the Separation Agreement. As consideration for entering into the Separation Agreement, Mr. Mote agreed to a full and complete release of any and all waiveable claims and rights against the Company, its parents, subsidiaries and affiliates, and each of their officers, directors, members, shareholders, employees, agents, representatives, consultants, fiduciaries, attorneys, insurers, benefit plans, plan administrators, joint venture partners, subsidiaries and affiliates, and all of their predecessors, successors, and assigns, up to and through the Separation Date.

Pursuant to the Separation Agreement, Mr. Mote is subject to certain continuing obligations and restrictions, including with respect to confidentiality and non-disparagement.

The foregoing description of the Separation Agreement is qualified in its entirety by reference to the full text of the Separation Agreement, which is attached hereto as Exhibit 10.4.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1†
Separation and General Release Agreement by and between Warehouse Goods LLC and Adam Schoenfeld, dated as of March 9, 2022 (Incorporated by reference to Exhibit 10.1 to Greenlane's Current Report on Form 8-K, filed on March 10, 2022).

10.2†
Amended and Restated Employment Agreement by and between Warehouse Goods LLC and William Mote, dated as of March 10, 2022 (Incorporated by reference to Exhibit 10.3 to Greenlane ’s Current Report on Form 8-K, filed March 10, 2022).

10.3†
Employment Agreement by and between Warehouse Goods LLC and Nicholas Kovacevich, dated as of March 10, 2022 (Incorporated by reference to Exhibit 10.2 to Greenlane’s Current Report on Form 8-K, filed March 10, 2022).

10.4†	Separation and General Release Agreement by and between Warehouse Goods LLC and William Mote, dated as of May 16, 2022
18.1*	Preferability Letter of Marcum LLP, dated May 16, 2022
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders’ Equity, and (iv) Condensed Consolidated Statements of Cash Flows. The instance document does not appear in the Interactive Data File because its XBRL tags are imbedded within the Inline XBRL document.

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

GREENLANE HOLDINGS, INC.

Date: May 16, 2022	By:	/s/ William Mote
William Mote Chief Financial Officer (Principal Financial and Accounting Officer)