Form 10-Q
period 2022-06-30
Greenlane Holdings, Inc.
filed 2022-08-15
CIK 1743745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of August 10, 2022, Greenlane Holdings, Inc. had 7,372,997 shares of Class A common stock outstanding and 259,838 shares of Class B common stock outstanding.

Greenlane Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2022

PART I
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share amounts)

	June 30, 2022	December 31, 2021
ASSETS	(Unaudited)
Current assets
Cash	$9,130	$12,857
Accounts receivable, net of allowance of $2,318 and $1,285 at June 30, 2022 and December 31, 2021, respectively	15,550	14,690
Inventories, net	60,756	66,982
Vendor deposits	11,530	18,475
Assets held for sale	8,813	75
Other current assets (Note 8)	8,026	11,658
Total current assets	113,805	124,737

Property and equipment, net	13,141	20,851
Intangible assets, net	81,774	84,710
Goodwill	41,819	41,860
Operating lease right-of-use assets	6,259	9,128
Other assets	7,764	4,541
Total assets	$264,562	$285,827

LIABILITIES
Current liabilities
Accounts payable	$27,269	$23,041
Accrued expenses and other current liabilities (Note 8)	22,440	25,297
Customer deposits	5,163	7,924
Current portion of notes payable, including $8,000 owed to related party	11,445	11,615
Current portion of liabilities held for sale	198	—
Current portion of operating leases	2,502	3,091
Total current liabilities	69,017	70,968

Notes payable, less current portion and debt issuance costs, net	1,284	10,607
Long-term liabilities held for sale	7,582	—
Operating leases, less current portion	3,837	6,142
Other liabilities	447	1,746
Total long-term liabilities	13,150	18,495
Total liabilities	82,167	89,463

Commitments and contingencies (Note 7)

STOCKHOLDERS’ EQUITY*
Preferred stock, $0.0001 par value, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share, 600,000 shares authorized; 6,079 shares issued and outstanding as of June 30, 2022; 4,260 shares issued and outstanding as of December 31, 2021*	62	43
Class B common stock, $0.0001 par value per share, 30,000 shares authorized; 1,059 shares issued and outstanding as of June 30, 2022; 1,087 shares issued and outstanding as of December 31, 2021*	—	—
Class C Common stock, $0.0001 par value per share, no shares authorized, issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Additional paid-in capital*	249,191	229,705
Accumulated deficit	(83,000)	(55,544)
Accumulated other comprehensive income	291	324
Total stockholders’ equity attributable to Greenlane Holdings, Inc.	166,544	174,528
Non-controlling interest	15,851	21,836
Total stockholders’ equity	182,395	196,364
Total liabilities and stockholders’ equity	$264,562	$285,827
*After giving effect to the one-for-20 Reverse Stock Split effective August 9, 2022.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net sales	$39,916	$34,715	$86,450	$68,724
Cost of sales	31,817	25,662	72,383	51,116
Gross profit	8,099	9,053	14,067	17,608

Operating expenses:
Salaries, benefits and payroll taxes	8,836	5,596	18,897	11,966
General and administrative	10,588	8,398	22,303	17,979
Depreciation and amortization	2,349	642	4,752	1,186
Total operating expenses	21,773	14,636	45,952	31,131
Loss from operations	(13,674)	(5,583)	(31,885)	(13,523)

Other income (expense), net:
Interest expense	(266)	(133)	(672)	(249)
Other income (expense), net	(557)	(120)	(611)	204
Total other income (expense), net	(823)	(253)	(1,283)	(45)
Loss before income taxes	(14,497)	(5,836)	(33,168)	(13,568)
Provision for (benefit from) income taxes	(16)	4	62	(14)
Net loss	(14,481)	(5,840)	(33,230)	(13,554)
Less: Net loss attributable to non-controlling interest	(2,357)	(2,797)	(5,774)	(6,255)
Net loss attributable to Greenlane Holdings, Inc.	$(12,124)	$(3,043)	$(27,456)	$(7,299)

Net loss attributable to Class A common stock per share - basic and diluted (Note 9)*	$(2.27)	$(3.23)	$(5.57)	$(9.07)
Weighted-average shares of Class A common stock outstanding - basic and diluted (Note 9)*	5,337	942	4,925	805

Other comprehensive income (loss):
Foreign currency translation adjustments	(62)	243	26	88
Unrealized gain (loss) on derivative instrument	—	—	358	204
Comprehensive loss	(14,543)	(5,597)	(32,846)	(13,262)
Less: Comprehensive loss attributable to non-controlling interest	(2,357)	(2,650)	(5,688)	(6,077)
Comprehensive loss attributable to Greenlane Holdings, Inc.	$(12,186)	$(2,947)	$(27,158)	$(7,185)
*After giving effect to the one-for-20 Reverse Stock Split effective August 9, 2022.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital*	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Stockholders’ Equity
	Shares*	Amount*	Shares*	Amount*	Shares	Amount
Balance December 31, 2021	4,260	$43	1,087	$—	—	$—	$229,705	$(55,544)	$324	$21,836	$196,364
Net loss	—	—	—	—	—	—	—	(15,332)	—	(3,417)	(18,749)
Equity-based compensation	94	1	—	—	—	—	729	—	—	172	902
Issuance of Class A shares, net of costs - ATM Program	557	6	—	—	—	—	6,795	—	—	—	6,801
Issuance of Class A shares - contingent consideration	191	2	—	—	—	—	3,484	—	—	—	3,486
Exchanges of noncontrolling interest for Class A common stock	28	—	(28)	—	—	—	543	—	—	(543)	—
Other comprehensive income	—	—	—	—	—	—	—	—	361	85	446
Balance March 31, 2022	5,130	52	1,059	—	—	—	241,256	(70,876)	685	18,133	189,250
Net loss	—	—	—	—	—	—	—	(12,124)	—	(2,357)	(14,481)
Equity-based compensation	(4)	—	—	—	—	—	371	—	—	75	446
Issuance of Class A shares, net of costs - ATM Program	296	3	—	—	—	—	2,221	—	—	—	2,224
Issuance of Class A shares, net of costs - June 2022 Offering	585	6	—	—	—	—	5,034	—	—	—	5,040
Issuance of Class A shares - Amended Eyce APA (Note 3)	72	1	—	—	—	—	309	—	—	—	310
Reclassification adjustment for gain included in net loss (Note 4)	—	—	—	—	—	—	—	—	(332)	—	(332)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(62)	—	(62)
Balance June 30, 2022	6,079	$62	1,059	$—	—	$—	$249,191	$(83,000)	$291	$15,851	$182,395

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital*	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Stockholders’ Equity
	Shares*	Amount*	Shares*	Amount*	Shares	Amount
Balance December 31, 2020	666	$7	175	$—	76,039	$8	$39,869	$(24,848)	$29	$54,192	$69,257
Net loss	—	—	—	—	—	—	—	(4,256)	—	(3,458)	(7,714)
Equity-based compensation	11	—	—	—	—	—	182	—	—	324	506
Other comprehensive income	—	—	—	—	—	—	—	—	18	31	49
Issuance of Class A common stock	21	—	—	—	—	—	2,005	—	—	—	2,005
Exchanges of noncontrolling interest for Class A common stock	118	1	(52)	—	(3,975)	(1)	5,797	—	—	(5,797)	—
Cancellation of Class B common stock due to forfeitures	—	—	—	—	—	—	8	—	—	(8)	—
Balance March 31, 2021	816	8	123	—	72,064	7	47,861	(29,104)	47	45,284	64,103
Net loss	—	—	—	—	—	—	—	(3,043)	—	(2,797)	(5,840)
Equity-based compensation	(1)	—	—	—	—	—	161	—	—	246	407
Exchanges of noncontrolling interest for Class A common stock	30	—	—	—	(1,763)	—	983	—	—	(983)	—
Exercise of Class A common stock options	2	—					112	—	—	—	112
Member distributions	—	—	—	—	—	—	—	(200)	—	—	(200)
Other comprehensive income	—	—	—	—	—	—	—	—	96	147	243
Balance June 30, 2021	847	$8	123	$—	70,301	$7	$49,117	$(32,347)	$143	$41,897	$58,825
*After giving effect to the one-for-20 Reverse Stock Split effective August 9, 2022.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss (including amounts attributable to non-controlling interest)	$(33,230)	$(13,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,752	1,186
Equity-based compensation expense	1,630	950
Change in fair value of contingent consideration	92	123
Change in provision for doubtful accounts	1,982	75
Gain related to indemnification asset	(1,798)	(1,692)
Unrealized loss on equity investments	556	—
Unrealized gain on interest rate swap contract	(449)	—
Other	14	(8)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Decrease (increase) in accounts receivable	(2,841)	600
Decrease (increase) in inventories	6,226	2,080
Decrease (increase) in vendor deposits	6,945	802
Decrease (increase) in other current assets	257	8,031
(Decrease) increase in accounts payable	2,593	(6,738)
(Decrease) Increase in accrued expenses and other liabilities	2,302	(6,966)
(Decrease) increase in customer deposits	(2,761)	(47)
Net cash used in operating activities	(13,730)	(15,158)
Cash flows from investing activities:
Purchase consideration paid for acquisitions, net of cash acquired	—	(2,403)
Purchases of property and equipment, net	(1,272)	(1,542)
Proceeds from sale of assets held for sale	75	675
Purchase of intangible assets, net	—	(320)
Net cash used in investing activities	(1,197)	(3,590)
Cash flows from financing activities:
Member distributions	—	(200)
Proceeds from issuance of Class A common stock, net of costs	14,064	112
Payments on notes payable	(1,974)	—
Purchase consideration paid for Eyce LLC acquisition	(875)	—
Other	(100)	(204)
Net cash provided by (used in) financing activities	11,115	(292)
Effects of exchange rate changes on cash	85	237
Net (decrease) in cash	(3,727)	(18,803)
Cash, as of beginning of the period	12,857	30,435
Cash, as of end of the period	$9,130	$11,632

Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$1,452	$560
Lease liabilities arising from obtaining finance lease assets	$—	$119

Non-cash investing and financing activities:
Issuance of Class A common stock for business acquisitions	$3,486	$2,005
Non-cash purchases of property and equipment	$468	$99
Issuance of promissory note for business acquisition	$—	$2,503
Issuance of contingent consideration for acquisition	$—	$1,828
Decrease in non-controlling interest as a result of exchanges for Class A common stock	$(543)	$(6,780)

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
On August 31, 2021, we completed our previously announced merger with KushCo Holdings, Inc. ("KushCo") and have included the results of operations of KushCo in our consolidated statements of operations and comprehensive loss from that date forward. As such, KushCo financial information is included in our condensed consolidated financial statements for the three and six months ended June 30, 2022, and is excluded from the comparative period in 2021. Immediately following the merger with KushCo, stockholders that held Class A common stock prior to the completion of the merger owned 51.9% and former KushCo stockholders owned 48.1% of the equity of the combined company on a fully diluted basis. In connection with the merger with KushCo, the Greenlane Certificate of Incorporation was amended and restated (the “A&R Charter”) in order to (i) increase the number of authorized shares of Greenlane Class B common stock, $0.0001 par value per share (the “Class B Common stock”), from 10 million shares to 30 million shares in order to effect the conversion of each outstanding share of Class C common stock, $0.0001 par value per share (the “Class C common stock”), into one-third of one share of Class B common stock, (ii) increase the number of authorized shares of Class A common stock from 125 million shares to 600 million shares, and (iii) eliminate references to the Class C common stock. Pursuant to the terms of an Agreement and Plan of Merger, dated as of March 31, 2021 (the "Merger Agreement") with KushCo, immediately prior to the consummation of the business combination, holders of Class C common stock received one-third of one share of Class B common stock for each share of Class C common stock held immediately prior to the closing of the merger.
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
The following table sets forth the economic and voting interests of our common stock holders as of June 30, 2022:

Class of Common Stock (ownership)	Total Shares (1)*	Class A Shares (as converted) (2)*	Economic Ownership in the Operating Company (3)	Voting Interest in Greenlane (4)	Economic Interest in Greenlane (5)
Class A	6,078,633	6,078,633	85.2%	85.2%	100.0%
Class B	1,059,240	1,059,240	14.8%	14.8%	—%
Total	7,137,873	7,137,873	100.0%	100.0%	100.0%

*After giving effect to the one-for-20 Reverse Stock Split effective August 9, 2022.
(1) Represents the total number of outstanding shares for each class of common stock as of June 30, 2022.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2021. The condensed consolidated results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any other future annual or interim period. Certain reclassifications have been made to prior year amounts or balances to conform to the presentation adopted in the current year.
Principles of Consolidation
Our condensed consolidated financial statements include our accounts, the accounts of the Operating Company, and the accounts of the Operating Company's consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Reverse Stock Split
On August 4, 2022, we filed a Certificate of Amendment (the "Certificate of Amendment") to the A&R Charter with the Secretary of State of the State of Delaware, which effected a one-for-20 reverse stock split (the “Reverse Stock Split”) of our issued and outstanding shares of Class A common stock and Class B common stock (collectively, the "Common Stock") at 5:01 PM Eastern Time on August 9, 2022. As a result of the Reverse Stock Split, every 20 shares of Common Stock issued and outstanding were converted into one share of Common Stock. We paid cash in lieu of fractional shares, and accordingly, no fractional shares were issued in connection with the Reverse Stock Split.

The Reverse Stock Split did not change the par value of the Common Stock or the authorized number of shares of Common Stock. All outstanding options, restricted stock awards, warrants and other securities entitling their holders to purchase or otherwise receive shares of our Common Stock have been adjusted as a result of the Reverse Stock Split, as required by the terms of each security. The number of shares available to be awarded under our Amended and Restated 2019 Equity Incentive Plan have also been appropriately adjusted. See "Note 10 — Compensation Plans" for more information.

All share and per share amounts in these unaudited condensed consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the Reverse Stock Split, including reclassifying an amount equal to the reduction in par value of Common Stock to additional paid-in capital.
Liquidity
Our principal sources of liquidity at June 30, 2022 consisted of cash on hand, future cash anticipated to be generated from operations, the June 2022 Offering described in Note 9, and our ATM Program described below.

We have an effective shelf registration statement on Form S-3 (the "Shelf Registration Statement") and may opportunistically conduct securities offerings from time to time in order to meet our liquidity needs. However, we may be unable to access the capital markets, including because of current market volatility and the performance of our stock price.
As described in further detail in "Note 9 - Stockholders' Equity," in August 2021, we established an "at-the-market" equity offering program (the "ATM Program") that provides for the sale of shares of our Class A common stock having an aggregate offering price of up to $50 million, from time to time. Net proceeds from sales of our shares of Class A common stock under the ATM Program are expected to be used for working capital and general corporate purposes. Since the launch of the ATM program in August 2021 and through June 30, 2022, we sold 972,624 shares of our Class A common stock under the ATM Program, which generated gross proceeds of approximately $12.7 million and paid fees to the sales agent of approximately $0.4 million. In connection with the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Annual Report”) with the SEC on March 31, 2022, the ATM Program became subject to the offering limits set forth in General Instruction I.B.6 of Form S-3 ("Instruction I.B.6") because our public float was less than $75 million. For so long as our public float is less than $75 million, the aggregate market value of the shares of Class A common stock sold by us pursuant to Instruction I.B.6 during any twelve consecutive months may not exceed one-third of our public float.
Also as described in further detail in "Note 9 - Stockholders' Equity," on June 27, 2022, we entered into a securities purchase agreement with an accredited investor, pursuant to which we agreed to issue and sell an aggregate of 585,000 shares of our Class A common stock, pre-funded warrants to purchase up to 495,000 shares of our Class A common stock (the “June 2022 Pre-Funded Warrants”) and warrants to purchase up to 1,080,000 shares of our Class A common stock (the “June 2022 Standard Warrants” and, together with the June 2022 Pre-Funded Warrants, the “June 2022 Warrants”), in a registered direct offering (the “June 2022 Offering”). The June 2022 Offering generated gross proceeds of approximately $5.4 million and net proceeds to the Company of approximately $5.0 million.
Following the completion of the June 2022 Offering, we are unable to issue additional shares of Class A common stock pursuant to the ATM Program or otherwise use the Shelf Registration Statement for a period of time due to the requirements of Section 5635 of the rules of the Nasdaq Stock Market LLC (the "Nasdaq Exchange Cap"), which requires that stockholder approval be obtained before listed companies issue in excess of 20% of their outstanding common stock in certain transactions, which will limit our liquidity options in the capital markets.

As described in "Note 6 - Debt," in December 2021, we entered into a Secured Promissory Note (the "December 2021 Note") which was subsequently amended on June 30, 2022 (the “First Amendment”) and on July 14, 2022 (the "Second Amendment" and together with the December 2021 Note and the First Amendment, the "Bridge Loan"), with Aaron LoCascio, the Company’s former President and co-founder and a member of the Board, which provided for a loan of $8.0 million originally maturing on June 30, 2022. On July 14, 2022, we repaid $4.0 million of the aggregate principal amount due under the Bridge Loan, and on July 19, 2022, we repaid the remaining balance on the Bridge Loan in full. As a result, all obligations under the Bridge Loan have been satisfied.

We are in the process of establishing a payment plan (the “Payment Plan”) for the repayment of approximately $6.0 million in liabilities due to a third-party vendor (the “Vendor”) relating to previously purchased inventory. In connection with our ongoing discussions with the Vendor, on July 18, 2022, we paid $1.0 million of the approximate $6.0 million balance due to the Vendor in cash and, during the period of July 26, 2022 through July 31, 2022, we returned approximately $1.3 million in inventory to the Vendor, which was accepted by the Vendor and will be credited against the remaining outstanding balance owed by us to the Vendor once the Vendor has confirmed the value of the returned inventory. Currently, we expect to owe the Vendor approximately $3.5 million in remaining liabilities pending the Vendor’s confirmation of the value of the inventory returned to it. We expect to enter into the Payment Plan to repay the remainder of the amount due to the Vendor in the amount of $200,000 in cash each week until the remainder of the liabilities due to the Vendor are repaid in full. However, we can provide no assurances as to the timing of our entry into the Payment Plan, the final terms of the Payment Plan or that we will enter into the Payment Plan at all.

As described in "Note 13 - Subsequent Events," on July 19, 2022, Warehouse Goods LLC ("Warehouse Goods"), a wholly owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement and supporting documents (collectively, the “Sale Agreement”), to sell the Company’s 50% stake in VIBES Holdings LLC for total consideration of $5.3 million in cash.

Also as described in "Note 13 - Subsequent Events," on August 9, 2022, we entered into an asset-based loan agreement dated as of August 8, 2022 (the “Loan Agreement”), which makes available to the Company a term loan of up to $15.0 million.

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

	For the three months ended June 30, 2021			For the six months ended June 30, 2021
(in thousands)	Prior to Change	Effect of Change	As Adjusted	Prior to Change	Effect of Change	As Adjusted
Cost of sales	$26,944	$(1,282)	$25,662	$53,640	$(2,524)	$51,116
Gross profit	$7,771	$1,282	$9,053	$15,084	$2,524	$17,608
General and administrative	$7,116	$1,282	$8,398	$15,455	$2,524	$17,979
Total operating expenses	$13,354	$1,282	$14,636	$28,607	$2,524	$31,131
Segment Reporting
We manage our global business operations through our operating and reportable business segments. Due to our recent merger with KushCo, we reassessed and updated our operating segments. Therefore, beginning with the fourth quarter of 2021, we determined we had following two reportable operating business segments: (1) Industrial Goods, which largely comprises KushCo's legacy operations across the United States and Canada, and (2) Consumer Goods, which largely comprises Greenlane's legacy operations across the United States, Canada, and Europe. Our reportable segments have been identified based on how our chief operating decision maker ("CODM"), manages our business, makes resource allocation and operating decisions, and evaluates operating performance. Our CODM is our Chief Executive Officer ("CEO"). These changes in operating segments align with how we manage our business beginning with the fourth quarter of 2021. Segment disclosures within this Form 10-Q have been retrospectively restated to reflect the change in segments. See “Note 12—Segment Reporting.”

Revenue Recognition
Revenue under bill-and-hold arrangements was $0 for the three and six months ended June 30, 2022, respectively, and $0.1 and $0.3 million for the three and six months ended June 30, 2021, respectively. Storage fees charged to customers for bill-and-hold arrangements are recognized as invoiced. Such fees were not significant for the three and six months ended June 30, 2022 and 2021.
Our liability for returns, which is included within "Accrued expenses and other current liabilities" in our condensed consolidated balance sheets, was approximately $1.0 million as of June 30, 2022 and December 31, 2021, respectively. The recoverable cost of merchandise estimated to be returned by customers, which is included within "Other current assets" in our condensed consolidated balance sheets, was approximately $0.2 million as of June 30, 2022 and December 31, 2021, respectively.
For the three and six months ended June 30, 2022, one customer represented approximately 21% and 19% of our net sales. No single customer represented more than 3% of our net sales for the three and six months ended June 30, 2021. As of June 30, 2022, two  customers represented approximately 23%, and 12% of accounts receivable, respectively. As of December 31, 2021, two customers represented approximately 13% and 11% of accounts receivable, respectively.
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

We performed an analysis of the VAT overpayments to the Dutch tax authorities, which we expected to be refunded to us, and VAT payable to other EU member states, including potential fines and penalties. Based on this analysis, we recorded VAT payable of approximately $0.9 million and $2.5 million relating to this matter within "Accrued expenses and other current liabilities" in our condensed consolidated balance sheet as of June 30, 2022 and December 31, 2021, respectively.

Pursuant to the purchase and sale agreement by which we acquired our European subsidiaries, the sellers are required to indemnify us against certain specified matters and losses, including any and all liabilities, claims, penalties and costs incurred or sustained by us in connection with non-compliance with tax laws in relation to activities of the sellers. The indemnity (or indemnification receivable) is limited to an amount equal to the purchase price under the purchase and sale agreement. During the three and six months ended June 30, 2022, we recognized a gain of approximately $0 and $1.8 million, respectively, within "general and administrative expenses" in our condensed consolidated statements of operations and comprehensive loss, which represented the partial reversal of a charge previously recognized based on the difference between the VAT payable and the VAT receivable and indemnification asset, as the indemnification asset became probable of recovery based on the reduction in our previously estimated VAT liability for penalties and interest based on our voluntary disclosure to, and ongoing settlement with, the relevant tax authorities in the EU member states.

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
The following table presents pro forma results for the three and six months ended June 30, 2022 and 2021 as if our acquisition of Eyce and DaVinci, along with the closing of the merger with KushCo, had occurred on January 1, 2021, and Eyce, DaVinci, and KushCo's results had been included in our consolidated results beginning on that date (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Net sales	$39,916	$67,292	$86,450	$130,085
Cost of sales	31,817	52,171	72,383	100,524
Gross profit	8,099	15,121	14,067	29,561
Net loss	$(14,481)	$(12,238)	$(33,230)	$(30,005)

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

Amended Eyce APA

On April 7, 2022, we entered into an amendment to that certain Asset Purchase Agreement, dated March 2, 2021 (the “Amended Eyce APA”), by and between Eyce and Warehouse Goods to accelerate the issuance of shares of Class A common stock issuable to Eyce under the agreement upon the attainment of certain EBITDA and revenue benchmarks (the “Amended 2022 Contingent Payment”), in an amount equal to $0.9 million. We issued 71,721 shares of Class A common stock to Eyce under the Amended 2022 Contingent Payment, which vest ratably in seven quarterly tranches starting on July 1, 2022, such that on January 1, 2024 (the “Vesting Date”), all shares issued to Eyce under the Amended 2022 Contingent Payment will have vested. The shares of Class A common stock issued under the Amended 2022 Contingent Payment are subject to certain forfeiture restrictions tied to the continued employment of certain Eyce personnel with the Company through the Vesting Date. The Amended Eyce APA also provided for the payment of $0.9 million in cash in four equal installments on April 1, 2023, July 1, 2023, October 1, 2023 and January 1, 2024, contingent on the achievement of certain deliverables outlined in the Amended Eyce APA and the continued employment of certain Eyce personnel.

The transaction was accounted for separately from acquisition accounting for the Eyce business combination. Specifically, we recorded a gain of approximately $0.3 million within "other income (expense), net" in our condensed consolidated statement of operations and comprehensive income for the three and six months ended June 30, 2022 to write-off the balance of the Eyce 2022 Contingent Payment. Also, we recorded approximately $0.5 million in compensation expense related to the Amended 2022 Contingent Payment within "salaries, benefits and payroll taxes" in our condensed consolidated statement of operations and comprehensive income for the three and six months ended June 30, 2022.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The carrying amounts for certain of our financial instruments, including cash, accounts receivable, accounts payable and certain accrued expenses and other assets and liabilities, approximate fair value due to the short-term nature of these instruments.

As of June 30, 2022, we had equity securities, an interest rate swap contract and contingent consideration that are required to be measured at fair value on a recurring basis.

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

Our financial instruments measured at fair value on a recurring basis were as follows at the dates indicated:

	Condensed Consolidated Balance Sheet Caption	Fair Value at June 30, 2022
(in thousands)		Level 1	Level 2	Level 3	Total
Assets:
Equity securities	Other assets	$1,062	$—	$—	$1,062
Interest rate swap contract	Other assets	—	186	—	186
Total Assets		$1,062	$186	$—	$1,248
Liabilities:
Contingent consideration - current	Accrued expenses and other current liabilities	$—	$—	$2,319	$2,319
Contingent consideration - long-term	Other long-term liabilities	—	—	269	269
Total Liabilities		$—	$—	$2,588	$2,588

	Condensed Consolidated Balance Sheet Caption	Fair Value at December 31, 2021
(in thousands)		Level 1	Level 2	Level 3	Total
Assets:
Equity securities	Other assets	$1,919	$—	$—	$1,919
Total Assets		$1,919	$—	$—	$1,919
Liabilities:
Interest rate swap contract	Other liabilities	$—	$288	$—	$288
Contingent consideration - current	Accrued expenses and other current liabilities	—	—	5,641	5,641
Contingent consideration - long-term	Other long-term liabilities	—	—	1,216	1,216
Total Liabilities		$—	$288	$6,857	$7,145

The estimated fair values of our financial instruments have been determined using available market information and what we believe to be appropriate valuation methodologies. There were no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy during the three and six months ended June 30, 2022 and 2021, respectively.

Derivative Instrument and Hedging Activity

On July 11, 2019, we entered into an interest rate swap contract to manage our risk associated with the interest rate fluctuations on the Company's floating rate Real Estate Note described in "Note 6 - Debt."

The counterparty to this instrument is a reputable financial institution. Our interest rate swap contract was designated as a cash flow hedge at the inception date, and is reflected at its fair value in our condensed consolidated balance sheets.
The fair value of our interest rate swap liability is determined based on the present value of expected future cash flows. Since our interest rate swap value is based on the LIBOR forward curve and credit default swap rates, which are observable at commonly quoted intervals for the full term of the swap, it is considered a Level 2 measurement.
Details of the outstanding swap contract as of June 30, 2022 are as follows:

Swap Maturity	Notional Value (in thousands)	Pay Fixed Rate	Receive Floating Rate	Floating Rate Reset Terms
October 1, 2025	$7,864	2.0775%	One-Month LIBOR	Monthly

Our obligations under the Real Estate Note are secured by a mortgage on our corporate headquarters building. As discussed in "Note 8 - Supplemental Financial Information," our corporate headquarters building is classified within "assets held for sale" on our condensed consolidated balance sheet as of June 30, 2022. The current and long-term portions of the Real Estate Note are included within "current portion of liabilities held for sale" and "long-term liabilities held for sale," respectively, on our condensed consolidated balance sheet as of June 30, 2022.
Beginning with the second quarter of 2022, we discontinued hedge accounting for the interest rate swap contract. During the three and six months ended June 30, 2022, we recorded a gain of approximately $0.1 million based on the change in fair value of the interest rate swap contract within "interest expense" in our condensed consolidated statement of income and comprehensive loss. During the three and six months ended June 30, 2022, we also reclassified the related accumulated other comprehensive income balance of $0.3 million from to "interest expense" in our condensed consolidated statement of income and comprehensive loss. Refer to "Note 8 - Supplemental Financial Information" for further details on the components of accumulated other comprehensive income (loss) for the six months ended June 30, 2022 and 2021, respectively.

The unrealized loss on the derivative instrument prior to the discontinuation of hedge accounting was included within "Other comprehensive income (loss)" in our condensed consolidated statement of operations and comprehensive loss.

There was no measure of hedge ineffectiveness and no reclassifications from other comprehensive loss into interest expense for the three and six months ended June 30, 2021.

As discussed further in "Note 13 - Subsequent Events", in August 2022, we terminated the interest swap contract.

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

A reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

(in thousands)	Six Months Ended June 30, 2022
Balance at December 31, 2021	$6,857
Eyce 2021 Contingent Payment settlement in Class A common stock	(875)
Eyce 2021 Contingent Payment settlement in cash	(875)
DaVinci 2021 Contingent Payment settlement in Class A common stock	(2,611)
Write-off of Eyce 2022 Contingent Payment in conjunction with the Amended Eyce APA	(267)
Loss from fair value adjustments included in results of operations	359
Balance June 30, 2022	$2,588

(in thousands)	Six Months Ended June 30, 2021
Balance at December 31, 2020	$—
Contingent consideration issued for Eyce acquisition	1,828
Loss from fair value adjustments included in results of operations	$123
Balance at June 30, 2021	$1,951

Equity Securities Without a Readily Determinable Fair Value

Our investment in equity securities without readily determinable fair value consist of ownership interests in Airgraft Inc., Sun Grown Packaging, LLC ("Sun Grown") and Vapor Dosing Technologies, Inc. ("VIVA"). We determined that our ownership interests do not provide us with significant influence over the operations of these investments. Accordingly, we account for our investments in these entities as equity securities. Airgraft Inc., Sun Grown, and VIVA are private entities and their equity securities do not have a readily determinable fair value. We elected to measure these equity securities under the measurement alternative election at cost minus impairment, if any, with adjustments through earnings for observable price changes in orderly transactions for the identical or similar investment of the same issuer. We acquired our investments in Sun Grown and VIVA as part of our merger with KushCo, which we completed in August 2021. We did not identify any fair value adjustments related to these equity securities during the three and six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022 and December 31, 2021, the carrying value of our investment in equity securities without a readily determinable fair value was approximately $2.5 million, respectively, included within "Other assets" in our condensed consolidated balance sheets. The carrying value included a fair value adjustment of $1.5 million based on an observable price change recognized during the year ended December 31, 2019.

NOTE 5. LEASES
Greenlane as a Lessee
As of June 30, 2022, we had facilities financed under operating leases consisting of warehouses, offices, and retail stores, with lease term expirations between 2022 and 2027. Lease terms are generally three to seven years for warehouses, office space and retail store locations. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The following table provides details of our future minimum lease payments under finance and operating lease liabilities recorded in our condensed consolidated balance sheet as of June 30, 2022. The table below does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

(in thousands)	Operating Leases
2022	$1,355
2023	2,169
2024	1,491
2025	1,377
2026	209
Thereafter	4
Total minimum lease payments	6,605
Less: imputed interest	266
Present value of minimum lease payments	6,339
Less: current portion	2,502
Long-term portion	$3,837
Rent expense under operating leases was approximately $0.7 million and $1.4 million for three and six months ended June 30, 2022, respectively, and approximately $0.3 million and $0.6 million for the three and six months ended June 30, 2021, respectively.
The following expenses related to our operating leases were included in "general and administrative" expenses within our condensed consolidated statements of operations and comprehensive loss:

	For the six months ended June 30,
(in thousands)	2022	2021
Operating lease costs
Operating lease cost	1,406	250
Variable lease cost	47	39
Total lease cost	$1,453	$289
The table below presents lease-related terms and discount rates as of June 30, 2022:

June 30, 2022
Weighted average remaining lease terms
Operating leases	3.1 years
Weighted average discount rate
Operating leases	2.7%
Greenlane as a Lessor
We have four operating leases for office space leased to third-party tenants in our corporate headquarters building in Boca Raton, Florida, which is included in assets held for sale as of June 30, 2022, and one sublease in California.
The following table represents the maturity analysis of undiscounted cash flows related to lease payments, which we expect to receive from our existing operating lease agreements related to our sublease in California:

Rental Income	(in thousands)
Remainder of 2022	$289
2023	386
2024 and thereafter	—
Total	$675

NOTE 6. DEBT
Our debt balance, excluding operating lease liabilities and finance lease liabilities, consisted of the following amounts at the dates indicated:

(in thousands)	June 30, 2022	December 31, 2021
Real Estate Note	$7,848	$7,958
Bridge Loan	8,000	8,000
DaVinci Promissory Note	3,764	5,000
Eyce Promissory Note	965	1,592
	20,577	22,550
Less unamortized debt issuance costs	(68)	(328)
Less current portion of debt	(11,445)	(11,615)
Less current portion of liabilities held for sale	(198)	—
Less long-term liabilities held for sale	(7,582)	—
Debt, net, excluding operating and finance leases and liabilities held for sale	$1,284	$10,607
Real Estate Note
On October 1, 2018, one of the Operating Company’s wholly-owned subsidiaries financed the purchase of a building which serves as our corporate headquarters through a real estate term note (the “Real Estate Note”) in the principal amount of $8.5 million. Principal payments plus accrued interest at a rate of one-month LIBOR plus 2.39% are due monthly, with a final payment of all remaining outstanding principal and accrued interest due in October 2025. Our obligations under the Real Estate Note are secured by a mortgage on the property. The Real Estate Note contains customary covenants and restrictions, including, without limitation, covenants that require us to comply with laws, restrictions on our ability to incur additional indebtedness, and various customary remedies for the lender following an event of default, including the acceleration of repayment of outstanding amounts under the Real Estate Note and execution upon the collateral securing obligations under the Real Estate Note. As of June 30, 2022, we were in compliance with the Real Estate Note covenants.
As discussed in "Note 8 - Supplemental Financial Information," our corporate headquarters building is classified within "assets held for sale" on our condensed consolidated balance sheet as of June 30, 2022. The current and long-term portions of the Real Estate Note are included within "current portion of liabilities held for sale" and "long-term liabilities held for sale," respectively, on our condensed consolidated balance sheet as of June 30, 2022.
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
Bridge Loan
In December 2021, we entered into a Secured Promissory Note with Aaron LoCascio, our co-founder, former Chief Executive Officer and President, and a current director of the Company, in which Mr. LoCascio provided us with a bridge loan in the principal amount of $8.0 million (the “December 2021 Note”). The December 2021 Note accrued interest at a rate of 15.0% is due monthly, and the principal amount was originally due in full on June 30, 2022. We incurred $0.3 million of debt issuance costs related to the December 2021 Note, which were recorded as a direct deduction from the carrying amount of the December 2021 Note, and which were amortized over the term of the December 2021 Note through interest expense. The December 2021 Note was secured by a continuing security interest in all of our assets and properties whether then or thereafter existing or required, including our inventory and receivables (as defined under the Universal Commercial Code) and included negative covenants restricting our ability to incur further indebtedness and engage in certain asset dispositions until the earlier of the maturity date or the December 2021 Note being fully repaid.
On June 30, 2022, we entered into the First Amendment to the December 2021 Note (the "First Amendment"), which extended the maturity date of the December 2021 Note to July 14, 2022. On July 14, 2022, we entered into the Second Amendment to the December 2021 Note (the “Second Amendment” and together with the December 2021 Note, the "Bridge Loan"), which provided for the extension of the maturity date of the Bridge Loan from July 14, 2022 to July 19, 2022. In connection with the entry into the Second Amendment, we repaid $4.0 million of the aggregate principal amount due under the Bridge Loan on July 14, 2022, with the remainder due at maturity. On July 19, 2022, we repaid the remaining balance on the Bridge Loan in full, and, as a result, all obligations under the Bridge Loan have been satisfied.
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

Our assets held for sale recorded on our condensed consolidated balance sheet as of June 30, 2022 are comprised of our corporate headquarters building located in Boca Raton, Florida, along with the related land, land improvements and property and equipment. We are actively seeking a buyer for these assets and expect to complete the sale within one year from June 30, 2022. The current and long-term portion of the related Real Estate Note, with represents the mortgage on the corporate headquarters building, is classified within "current portion of liabilities held for sale" and "long-term portion of liabilities held for sale" on our condensed consolidated balance sheet as of June 30, 2022, as described further in Note 6.

We recognized no impairment charges during the three and six months ended June 30, 2022 or 2021.
Accrued Expenses and Other Current Liabilities
The following table summarizes the composition of accrued expenses and other current liabilities as of the dates indicated:

(in thousands)	June 30, 2022	December 31, 2021
VAT payable (including amounts related to VAT matter described in Note 2)	$3,129	$4,393
Contingent consideration	2,319	5,641
Accrued employee compensation	5,283	6,055
Accrued professional fees	1,514	1,700
Refund liability (including accounts receivable credit balances)	1,396	1,481
Accrued construction in progress (ERP)	468	1,061
Sales tax payable	820	1,034
Other	7,511	3,932
	$22,440	$25,297
Customer Deposits
For certain product offerings such as child-resistant packaging, closed-system vaporization solutions and custom-branded retail products, we may receive a deposit from the customer (generally 25% - 50% of the total order cost, but the amount can vary by customer contract), when an order is placed by a customer. We typically complete orders related to customer deposits within one to six months from the date of order, depending on the complexity of the customization and the size of the order, but the order completion timeline can vary by product type and terms of sale with each customer. Changes in our customer deposits liability balance during the six months ended June 30, 2022 were as follows:

(in thousands)	Customer Deposits
Balance as of December 31, 2021	$7,924
Increases due to deposits received, net of other adjustments	8,024
Revenue recognized	(10,785)
Balance as of June 30, 2022	$5,163

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) for the periods presented were as follows:

(in thousands)	Foreign Currency Translation	Unrealized Gain or (Loss) on Derivative Instrument	Total
Balance at December 31, 2021	$282	$42	$324
Other comprehensive income (loss)	26	358	384
Less: Reclassification adjustment for (gain) loss included in net loss (Note 4)	—	(332)	(332)
Less: Other comprehensive (income) loss attributable to non-controlling interest	(17)	(68)	(85)
Balance at June 30, 2022	$291	$—	$291

(in thousands)	Foreign Currency Translation	Unrealized Gain or (Loss) on Derivative Instrument	Total
Balance at December 31, 2020	$183	$(154)	$29
Other comprehensive income (loss)	88	204	292
Less: Other comprehensive (income) loss attributable to non-controlling interest	(48)	(130)	(178)
Balance at June 30, 2021	$223	$(80)	$143
Supplier Concentration
Our four largest vendors accounted for an aggregate of approximately 64.1% and 53.6% of our total net sales and 83.3% and 74.0% of our total purchases for the three and six months ended June 30, 2022, respectively, and an aggregate of approximately 37.7% and 38.8% of our total net sales and 46.8% and 44.4%. of our total purchases for the three and six months ended June 30, 2021, respectively. We expect to maintain our relationships with these vendors.
Related Party Transactions
Nicholas Kovacevich, our Chief Executive Officer, and Dallas Imbimbo, who served on our Board prior to his resignation on April 8, 2022, own capital stock of Unrivaled Brands Inc. (“Unrivaled”) and serve on the Unrivaled board of directors. Net sales to Unrivaled totaled approximately $0 and $0.7 million for the three and six months ended June 30, 2022, respectively, and $0 both for the three and six months ended June 30, 2021. Total accounts receivable due from Unrivaled were approximately $0.5 million and $0.4 million as of June 30, 2022 and December 31, 2021, respectively.
Adam Schoenfeld, co-founder and a current director of the Company, has a significant ownership interest in one of our customers, Universal Growing. Net sales to Universal Growing totaled approximately $0.0 million and $0.2 million for the three and six months ended June 30, 2022, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2021, respectively. Total accounts receivable due from Universal Growing as of June 30, 2022 and December 31, 2021 were de minimis.
In December 2021, we entered into a Secured Promissory Note with Aaron LoCascio, our co-founder, former Chief Executive Officer and President, and a current director of the Company, with respect to the $8.0 million Bridge Loan described under Note 6 above. On June 30, 2022, we entered into the First Amendment to the Secured Promissory Note, which provided for the extension of the maturity date of the Secured Promissory Note from June 30, 2022 to July 14, 2022. On July 19, 2022, we fully repaid the Bridge Loan and as a result, all obligations under the Bridge Loan have been satisfied.
On July 19, 2022, Warehouse Goods entered into the Sale Agreement with Portofino to sell the Company’s 50% stake in VIBES Holdings LLC for total consideration of $5.3 million in cash. The transactions contemplated by the Sale Agreement were completed on July 19, 2022, immediately following the signing of the Sale Agreement. Portofino is an entity partially controlled by Adam Schoenfeld. The Sale Agreement was approved by the affirmative vote of a majority of the disinterested members of the Board and the audit committee of the Board in accordance with the Company’s related party transactions policy.
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
Effective August 9, 2022, we completed a one-for-20 reverse stock split (the “Reverse Stock Split”) of our issued and outstanding shares of Class A common stock and Class B common stock (collectively, the "Common Stock"), as further described in "Note 2 - Summary of Significant Accounting Policies." As a result of the Reverse Stock Split, every 20 shares of Common Stock issued and outstanding were converted into one share of Common Stock. We paid cash in lieu of fractional shares, and accordingly, no fractional shares were issued in connection with the Reverse Stock Split.
The Reverse Stock Split did not change the par value of the Common Stock or the authorized number of shares of Common Stock. All share and per share amounts in these unaudited condensed consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the Reverse Stock Split, including reclassifying an amount equal to the reduction in par value of Common Stock to additional paid-in capital.
Non-Controlling Interest
As discussed in “Note 1—Business Operations and Organization,” we consolidate the financial results of the Operating Company in our condensed consolidated financial statements and report a non-controlling interest related to the Common Units held by non-controlling interest holders. As of June 30, 2022, we owned 85.2% of the economic interests in the Operating Company, with the remaining 14.8% of the economic interests owned by non-controlling interest holders. The non-controlling interest in the accompanying condensed consolidated statements of operations and comprehensive loss represents the portion of the net loss attributable to the economic interest in the Operating Company held by the non-controlling holders of Common Units calculated based on the weighted average non-controlling interests’ ownership during the periods presented.
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

On April 18, 2022, we entered into Amendment No. 1 (the “Amendment”) to the sales agreement dated August 2, 2022 with Cowen. The purpose of the Amendment was to add the limitations imposed on the ATM Program by General Instruction I.B.6 of Form S-3 (“Instruction I.B.6”) to the sales agreement. At the time of our entry into the Amendment, approximately $38.7 million in shares remained available for issuance under the ATM Program.

Following the completion of the June 2022 Offering we are unable to issue additional shares of Class A common stock pursuant to the ATM Program or otherwise use the Shelf Registration Statement for a period of time due to the Nasdaq Exchange Cap restrictions, which will limit our liquidity options in the capital markets.

The table below summarizes sales of our Class A common stock under the ATM program:

($ in thousands)	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022	August 2021 (Inception) through June 30, 2022
Class A shares sold*	295,826	852,562	972,624
Gross proceeds	$2,292	$9,303	$12,684
Fees paid to sales agent	$69	$279	$381
Net proceeds	$2,223	$9,024	$12,303
*After giving effect to the one-for-20 Reverse Stock Split effective August 9, 2022.
Common Stock and Warrant Offerings

August 2021 Offering

On August 9, 2021, we entered into securities purchase agreements with certain accredited investors, pursuant to which we agreed to issue and sell an aggregate of 210,000 shares of our Class A common stock, pre-funded warrants to purchase up to 296,329 shares of our Class A common stock (the “August 2021 Pre-Funded Warrants”) and warrants to purchase up to 303,797 shares of our Class A common stock (the “August 2021 Standard Warrants” and, together with the August 2021 Pre-Funded Warrants, the “August 2021 Warrants”), in a registered direct offering (the “August 2021 Offering”). The shares of Class A common stock and August 2021 Warrants were sold in Units (the “August 2021 Units”), with each unit consisting of one share of Class A common stock or an August 2021 Pre-Funded Warrant and an August 2021 Standard Warrant to purchase 0.6 of a share of our Class A common stock. The Units were offered pursuant to our existing shelf registration statement on Form S-3. The August 2021 Standard Warrants were immediately exercisable at an exercise price equal to $71.00 per share of Class A common stock. The August 2021 Standard Warrants are exercisable for five years from the date of issuance. Each August 2021 Pre-Funded Warrant was exercisable with no expiration date for one Share of Class A common stock at an exercise price of $0.20. The August 2021 Offering generated gross proceeds of approximately $31.9 million and net proceeds to the Company of approximately $29.9 million. All August 2021 Pre-Funded Warrants were exercised in August and September 2021, based upon which we issued an additional 296,329 shares of our Class A common stock, for net proceeds of approximately $0.1 million.
June 2022 Offering
On June 27, 2022, we entered into a securities purchase agreement with an accredited investor, pursuant to which we agreed to issue and sell an aggregate of 585,000 shares of our Class A common stock, pre-funded warrants to purchase up to 495,000 shares of our Class A common stock (the “June 2022 Pre-Funded Warrants”) and warrants to purchase up to 1,080,000 shares of our Class A common stock (the “June 2022 Standard Warrants” and, together with the June 2022 Pre-Funded Warrants, the “June 2022 Warrants”), in a registered direct offering (the “June 2022 Offering”). The shares of Class A common stock and June 2022 Warrants were sold in Units (the “June 2022 Units”), with each unit consisting of one share of Class A common stock or a June 2022 Pre-Funded Warrant and a June 2022 Standard Warrant to purchase one share of our Class A common stock. The June 2022 Units were offered pursuant to the Shelf Registration Statement. The June 2022 Standard Warrants are exercisable six months from the date of issuance at an exercise price equal to $5.00 per share of Class A common stock for a period of five years. Each June 2022 Pre-Funded Warrant is exercisable immediately with no expiration date for one share of Class A common stock at an exercise price of $0.002. The June 2022 Offering generated gross proceeds of approximately $5.4 million and net proceeds to the Company of approximately $5.0 million.
All June 2022 Pre-Funded Warrants were exercised in July 2022, based upon which we issued an additional 495,000 shares of our Class A common stock, for de minimis net proceeds.
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
Net Loss Per Share
Basic net loss per share of Class A common stock is computed by dividing net loss attributable to Greenlane by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted net loss per share of Class A common stock is computed by dividing net loss attributable to Greenlane by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive instruments.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of our Class A common stock is as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net loss	$(14,481)	$(5,840)	$(33,230)	$(13,554)
Less: Net loss attributable to non-controlling interests	(2,357)	(2,797)	(5,774)	(6,255)
Net loss attributable to Class A common stockholders	$(12,124)	$(3,043)	$(27,456)	$(7,299)
Denominator:
Weighted average shares of Class A common stock outstanding*	5,337	942	4,925	805
Net loss per share of Class A common stock - basic and diluted*	$(2.27)	$(3.23)	$(5.57)	$(9.07)
*After giving effect to the one-for-20 Reverse Stock Split effective August 9, 2022.
The June 2022 Pre-Funded Warrants were included in the weighted-average in the computation of basic net loss per share of Class A common stock for the three and six months ended June 30, 2022 and 2021, respectively, beginning with their issuance date, as their stated exercise price of $0.002 was non-substantive and their exercise was virtually assured.
For the three and six months ended June 30, 2022 and 2021, respectively, shares of Class B common stock, shares of Class C common stock and stock options and warrants to purchase Class A common stock were excluded from the weighted-average in the computation of diluted net loss per share of Class A common stock because the effect would have been anti-dilutive.
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
NOTE 10. COMPENSATION PLANS
Amended and Restated 2019 Equity Incentive Plan
In April 2019, we adopted the 2019 Equity Incentive Plan (the “2019 Plan”). Excluding the effect of the one-for-20 Reverse Stock Split, we previously registered 5,000,000 shares of Class A common stock that are or may become issuable under the 2019 Plan as stock options and other equity-based awards to employees, directors and executive officers. In August 2021, we adopted, and our shareholders approved, the Amended and Restated 2019 Equity Incentive Plan (the "Amended 2019 Plan"), which amends and restates the 2019 Plan in its entirety. Excluding the effect of the one-for-20 Reverse Stock Split, the Amended 2019 Plan, among other things, increases the number of shares of Class A common stock available for issuance under the 2019 Plan by 2,860,367.
At our 2022 Annual Meeting of Stockholders on August 4, 2022, stockholders approved the Second Amended and Restated 2019 Equity Incentive Plan (the "Second Amended 2019 Plan") which, among other things, increased the number of shares of Class A common stock authorized for issuance under the Amended 2019 Plan by 785,000 shares.
The Second Amended 2019 Plan provides eligible participants with compensation opportunities in the form of cash and equity incentive awards. The Second Amended 2019 Plan is designed to enhance our ability to attract, retain and motivate our employees, directors, and executive officers, and incentivizes them to increase our long-term growth and equity value in alignment with the interests of our stockholders.
KushCo Equity Plan

On August 31, 2021, we completed our previously announced merger with KushCo pursuant to the Merger Agreement dated as of March, 31, 2021. In connection with the completion of our merger with KushCo, we assumed the sponsorship of the KushCo Equity Plan. We do not intend to make future grants under the KushCo Equity Plan.
Rule 10b5-1 Trading Plans

During the three and six months ended June 30, 2022, Section 16 officer Adam Schoenfeld had an equity trading plan in place in accordance with Rule 10b5-1(c)(1) under the Exchange Act. An equity trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of our Class A common stock, including shares acquired under our equity plans.

Equity-Based Compensation Expense
Equity-based compensation expense is included within "salaries, benefits and payroll taxes" in our condensed consolidated statements of operations and comprehensive loss. We recognized equity-based compensation expense as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2022	2021	2022	2021
Stock options - Class A common stock	$261	$274	$935	$594
Restricted shares - Class A common stock	170	134	358	244
Restricted stock units (RSUs) - Class A common stock	—	15	11	39
Common units of the Operating Company	—	(2)	—	74
Total equity-based compensation expense	$431	$421	$1,304	$951
Total remaining unrecognized compensation expense as of June 30, 2022 was as follows:

	Remaining Unrecognized Compensation Expense June 30, 2022	Weighted Average Period over which Remaining Unrecognized Compensation Expense is Expected to be Recognized
	(in thousands)	(in years)
Stock options - Class A common stock	$804	1.3
Restricted shares - Class A common stock	617	1.6
Total remaining unrecognized compensation expense	$1,421
NOTE 11. INCOME TAXES
As a result of the IPO and the related transactions completed in April 2019, we own a portion of the Common Units of the Operating Company, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, the Operating Company is generally not subject to U.S. federal and certain state and local income taxes, however, certain states in which the Operating Company does business impose state composite and/or withholding income taxes. Any taxable income or loss generated by the Operating Company is passed through to and included in the taxable income or loss of its members, including Greenlane, on a pro-rata basis, in accordance with the terms of the Operating Agreement. The Operating Company is also subject to taxes in foreign jurisdictions. We are a corporation subject to U.S. federal income taxes, in addition to state and local income taxes, based on our share of the Operating Company’s pass-through taxable income.
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
As of June 30, 2022 and December 31, 2021, management performed an assessment of the realizability of our deferred tax assets based upon which management determined that it is not more likely than not that the results of operations will generate sufficient taxable income to realize portions of the net operating loss benefits. Consequently, we established a full valuation allowance against our deferred tax assets, and reflected a carrying balance of $0 as of June 30, 2022 and December 31, 2021, respectively. In the event that management determines that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance will be made, which would reduce the provision for income taxes. The provision for and benefit from income taxes for the three and six months ended June 30, 2022 and 2021, respectively, relates to taxes in foreign jurisdictions, including Canada and the Netherlands.
For the three and six months ended June 30, 2022 and 2021, respectively, the effective tax rate differed from the U.S. federal statutory tax rate of 21% primarily due to the Operating Company's pass-through structure for U.S. income tax purposes, the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and the valuation allowance against the deferred tax asset.
Excerpt for the Canadian subsidiary, we do not record U.S. income taxes on the undistributed earnings of our foreign subsidiaries, based upon our intention to permanently reinvest undistributed earnings to ensure sufficient working capital and further expansion of existing operations outside the United States. In the event we are required to repatriate funds from outside of the United States, such repatriation would be subject to local laws, customs, and tax consequences.

Uncertain Tax Positions

For the three and six months ended June 30, 2022 and 2021, respectively, we did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties. The Company is subject to audit examination for federal and state purposes for the years 2018 – 2020.

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

As noted above, we evaluated the realizability of the deferred tax assets resulting from the IPO and the related transactions completed in April 2019 and established a full valuation allowance against those benefits. As a result, we determined that the amount or timing of payments to noncontrolling interest holders under the TRA are no longer probable or reasonably estimable. Based on this assessment, our TRA liability was $0 as of June 30, 2022 and December 31, 2021.

If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, we will record a liability related to the TRA, which would be recognized as expense within our condensed consolidated statements of operations and comprehensive (loss) income.
During the three and six months ended June 30, 2022 and 2021, respectively, we did not make any payments, inclusive of interest, to members of the Operating Company pursuant to the TRA.
NOTE 12. SEGMENT REPORTING
We define our segments as those operations whose results are regularly reviewed by our CODM to analyze performance and allocate resources. Therefore, segment information is prepared on the same basis that management reviews financial information for operational decision-making purposes. Our CODM is our CEO.
Following the completion of the KushCo merger in late August 2021, we reassessed our operating segments based on our new organizational structure. Based on this assessment, we determined we had the following two operating segments as of June 30, 2022 and December 31, 2021, which are the same as our reportable segments: (1) Consumer Goods, which largely comprises Greenlane's legacy operations across the United States, Canada, and Europe, and (2) Industrial Goods, which largely comprises KushCo's legacy operations across the United States and Canada. These changes in operating segments align with how we manage our business beginning with the fourth quarter of 2021. The segment disclosures below have been retrospectively restated to reflect the change in segments.
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
The Industrial Goods segment focuses on serving the premier MSOs, operators, and retailers through our wholesale operations by providing ancillary products essential to their growth, such as customizable packaging and supply products and vaporization solutions offering which includes CCELL branded products.
Our CODM allocates resources to and assesses the performance of our two operating segments based on the operating segments' net sales and gross profit. The following table sets forth information by reportable segment for the three and six months ended June 30, 2022 and 2021, respectively. There were no material intersegment sales during the three and six months ended June 30, 2022 and 2021, respectively.

	For the three months ended June 30, 2022			For the three months ended June 30, 2021
(in thousands)	Consumer Goods	Industrial Goods	Total	Consumer Goods	Industrial Goods	Total
Net sales	$15,912	$24,004	$39,916	$29,964	$4,751	$34,715
Cost of sales	12,848	18,969	31,817	22,619	3,043	25,662
Gross profit	$3,064	$5,035	$8,099	$7,345	$1,708	$9,053

	For the six months ended June 30, 2022			For the six months ended June 30, 2021
(in thousands)	Consumer Goods	Industrial Goods	Total	Consumer Goods	Industrial Goods	Total
Net sales	$33,053	$53,397	$86,450	$60,508	$8,216	$68,724
Cost of sales	27,167	45,216	72,383	45,552	5,564	51,116
Gross profit	$5,886	$8,181	$14,067	$14,956	$2,652	$17,608
The following table sets forth specific asset categories which are reviewed by our CODM in the evaluation of operating segments:

	As of June 30, 2022			As of December 31, 2021
(in thousands)	Consumer Goods	Industrial Goods	Total	Consumer Goods	Industrial Goods	Total
Accounts receivable, net	$6,388	$9,162	$15,550	$3,746	$10,944	$14,690
Inventories, net	$28,039	$32,717	$60,756	$32,142	$34,840	$66,982
Vendor deposits	$8,983	$2,547	$11,530	$9,675	$8,800	$18,475

NOTE 13. SUBSEQUENT EVENTS

VIBES Sale

On July 19, 2022, Warehouse Goods entered into the Sale Agreement with Portofino to sell the Company’s 50% stake in VIBES Holdings LLC for total consideration of $5.3 million in cash. The transactions contemplated by the Sale Agreement were completed on July 19, 2022, immediately following the signing of the Sale Agreement.

Entry into Asset-Backed Term Loan

On August 9, 2022, we entered into the Loan Agreement, by and among the Company, the Guarantors, the Lenders and WhiteHawk. As described in the Loan Agreement, the Lenders agreed to make available to the Company a term loan of up to $15.0 million on the terms and conditions set forth therein and the other Financing Agreements (as defined therein). Of the total term loan amount, $1.0 million is currently located in a blocked account, which will release the funds when permitted by the borrowing base certificate. Subject to certain exceptions described in the Loan Agreement, the Company and the Guarantors agreed to pledge all of their assets as collateral.

Real Estate Note Amendment

On August 8, 2022, we entered into a note, mortgage and loan modification agreement (the "Real Estate Note Amendment"), which amended the maturity date of the Real Estate Note (discussed in Note 6) to reflect a maturity date of December 1, 2022, whereupon all principal and accrued interest will be due and payable, in full. We expect to utilize a portion of the proceeds from the sale of the assets held for sale described in Note 8 for the repayment of the Real Estate Note.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of Greenlane Holdings, Inc. and its consolidated subsidiaries (“Greenlane” and, collectively with the Operating Company and its consolidated subsidiaries, the “Company”, "we", "us" and "our") for the quarterly period ended June 30, 2022 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and related notes of Greenlane Holdings, Inc. for the year ended December 31, 2021, which are included in our Annual Report on Form 10-K.
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
•our ability to access capital;
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

•our ability to adapt to changes in consumer spending and general economic conditions, including the current inflationary environment;
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
•any unfavorable scientific studies on the long-term health risks of vaporizers, electronic cigarettes, or cannabis or hemp-derived products, including CBD;
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

Many of our products are sourced from suppliers who may use their own third-party manufacturers, and our product costs and gross margins may be impacted by the product mix we sell in any given period. Furthermore, legacy Greenlane and legacy KushCo margins are significantly different, due to their respective customer bases, product mix and types of transactions. Legacy KushCo revenue is comprised of a stable customer base of wholesale and business to business customers, resulting in a lower-volume of transactions with a higher average transaction price and lower margin sales. Conversely, legacy Greenlane sales are comprised of business to business, retail and e-commerce sales that consist of a higher volume of transactions with lower average prices and higher margins. Gross margin, or gross profit as a percentage of net sales, has been and will continue to be affected by a variety of factors, including the average mark-up over the cost of our products; the mix of products sold; purchasing efficiencies; the level of sales for certain third-party brands, which carry contractual profit sharing obligations; and the potential impact on freight costs arising from passing of the Prevent All Cigarette Trafficking Act (the “PACT Act”).

USPS PACT Act Exemption

On January 11, 2022, we announced via press release that the United States Postal Service (the “USPS”) had approved our application for a business and regulatory exemption to the PACT Act (with respect to the business and regulatory exemption granted by the USPS, the “PACT Act Exemption”), allowing us to ship vaporizers and accessories classified as electronic nicotine delivery systems (“ENDS”) products to other compliant businesses. With this approval, over 97% of our total annual sales became eligible for shipment by freight, USPS and other major parcel carriers. The PACT Act Exemption also enables us to partner with other businesses that ship ENDS products and had their supply chains disrupted by PACT Act compliance.

On June 24, 2022, we provided via press release an update on the progress of the PACT Act Exemption, following our successful implementation of the controls, processes and systems required by the USPS in connection with the shipment of ENDS products. We expect the ability to fulfill ENDS orders with the USPS to allow us to reduce shipping costs, decrease fulfillment times and enhance the overall customer experience for approved wholesale customers.

Reverse Stock Split

On August 4, 2022, we filed the Certificate of Amendment, which effected the Reverse Stock Split of our Common Stock at 5:01 PM Eastern Time on August 9, 2022. As a result of the Reverse Split, every 20 shares of Common Stock issued and outstanding were converted into one share of Common Stock. We paid cash in lieu of fractional shares, and accordingly, no fractional shares were issued in connection with the Reverse Split.

The Reverse Stock Split did not change the par value of the Common Stock or the authorized number of shares of Common Stock. All outstanding options, restricted stock awards, warrants and other securities entitling their holders to purchase or otherwise receive shares of our Common Stock have been adjusted as a result of the Reverse Stock Split, as required by the terms of each security. The number of shares available to be awarded under the Equity Plan have also been appropriately adjusted.

2022 Plan

On March 10, 2022, the Company announced via press release its 2022 Plan to reduced its cost structure, increase liquidity, and accelerate its path to profitability. The 2022 Plan includes a recently completed reduction in force, reduction of its worldwide facility footprint, rationalization of its product offering, including the discontinuation of certain lower-margin third-party brands, disposition of non-core assets, a sale leaseback of the Company's headquarter building, increase of prices on select products, and the securing of an asset based loan to support working capital needs (with respect to the sale of the Company’s headquarters building, discontinuation and disposition of non-core and lower-margin inventory and securing an asset-backed loan, the “Liquidity Initiatives”).

On June 22, 2022, we provided an update on the Liquidity Initiatives, which our management believes can generate more than $30.0 million of liquidity on a non-dilutive basis by the end of 2022 if all measures are successful. On August 9, 2022, we entered into an asset-based loan agreement which makes available to the Company a term loan of up to $15.0 million. Additionally, we are in the process of selling non-core assets, which if sold together with our headquarters building listed for sale in May 2022 at the sales price anticipated by our management, is expected to generate an additional $10.0 million of liquidity. Finally, we are working to sell our excess & obsolete (“E&O”) inventory of lower-margin, non-strategic products, along with reducing our overall level of inventory on hand. In May, we commenced our official E&O sales program internally and have since sold more than $2.0 million of previously reserved E&O inventory. Our management anticipates that the proceeds from these E&O sales, combined with a general sell-down of other non-core third-party brand inventory, will generate more than $10.0 million in liquidity. We can provide no assurances that our expectations with respect to the Liquidity Initiatives will come to fruition on the expected timeline, in the expected amounts or at all.

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

Discontinuation of Nicotine Sales and Increased Focus on Greenlane Brands

Over the course of 2021, we reduced our reliance on lower-margin third-party nicotine brands and increased our focus on our Greenlane Brands, as part of our strategy to scale our portfolio of proprietary brands to build the leading house of brands in the ancillary cannabis industry. As evidence of this, sales from nicotine products decreased to $0 of total net sales for the six months ended June 30, 2022 from $2.0 million, or 2.9% of total net sales for the same period in 2021.

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

Results of Operations
The following table presents operating results for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,						Six Months Ended June 30,
			% of Net sales		Change				% of Net sales		Change
	2022	2021	2022	2021	$	%	2022	2021	2022	2021	$	%
Net sales	39,916	34,715	100.0%	100.0%	$5,201	15.0%	86,450	68,724	100.0%	100.0%	$17,726	25.8%
Cost of sales	31,817	25,662	79.7%	73.9%	6,155	24.0%	72,383	51,116	83.7%	74.4%	21,267	41.6%
Gross profit	8,099	9,053	20.3%	26.1%	(954)	(10.5)%	14,067	17,608	16.3%	25.6%	(3,541)	(20.1)%

Operating expenses:
Salaries, benefits and payroll taxes	8,836	5,596	22.1%	16.1%	3,240	57.9%	18,897	11,966	21.9%	17.4%	6,931	57.9%
General and administrative	10,588	8,398	26.5%	24.2%	2,190	26.1%	22,303	17,979	25.8%	26.2%	4,324	24.1%
Depreciation and amortization	2,349	642	5.9%	1.8%	1,707	265.9%	4,752	1,186	5.5%	1.7%	3,566	300.7%
Total operating expenses	21,773	14,636	54.5%	42.1%	7,137	48.8%	45,952	31,131	53.2%	45.3%	14,821	47.6%
Loss from operations	(13,674)	(5,583)	(34.2)%	(16.1)%	(8,091)	144.9%	(31,885)	(13,523)	(36.9)%	(19.7)%	(18,362)	135.8%

Other income (expense), net:
Interest expense	(266)	(133)	(0.7)%	(0.4)%	(133)	100.0%	(672)	(249)	(0.8)%	(0.4)%	(423)	169.9%
Other income (expense), net	(557)	(120)	(1.4)%	(0.3)%	(437)	364.2%	(611)	204	(0.7)%	0.3%	(815)	(399.5)%
Total other expense, net	(823)	(253)	(2.1)%	(0.7)%	(570)	*	(1,283)	(45)	(1.5)%	(0.1)%	(1,238)	*
Loss before income taxes	(14,497)	(5,836)	(36.3)%	(16.9)%	(8,661)	148.4%	(33,168)	(13,568)	(38.4)%	(19.8)%	(19,600)	144.5%
Provision for (benefit from) income taxes	(16)	4	—%	—%	(20)	(500.0)%	62	(14)	0.1%	—%	76	(542.9)%
Net loss	(14,481)	(5,840)	(36.3)%	(16.9)%	(8,641)	148.0%	(33,230)	(13,554)	(38.5)%	(19.8)%	(19,676)	145.2%
Net loss attributable to non-controlling interest	(2,357)	(2,797)	(5.9)%	(8.1)%	440	(15.7)%	(5,774)	(6,255)	(14.5)%	(9.1)%	481	(7.7)%
Net loss attributable to Greenlane Holdings, Inc.	$(12,124)	$(3,043)	(30.4)%	(8.8)%	$(9,081)	298.4%	$(27,456)	$(7,299)	(24.0)%	(10.6)%	$(20,157)	276.2%
*Not meaningful

Consolidated Results of Operations
Net Sales
For the three months ended June 30, 2022, net sales were approximately $39.9 million, compared to approximately $34.7 million for the same period in 2021, representing an increase of $5.2 million, or 15.0%. The increase was primarily due to the merger with KushCo in August 2021, which contributed $24.0 million in net sales in 2022. Excluding KushCo's post-merger sales, net sales declined 54.2% to $15.9 million for the three months ended June 30, 2022 compared to $34.7 million for the same period in 2021. Third-party consumer brand sales decreased $13.6 million compared to the same period in 2021 due to our strategy to focus on proprietary brands and business strategy to move away from lower margin third-party consumer brand sales. Sales of Greenlane Brands decreased $4.3 million, or 45.7%, to $5.1 million for the three months ended June 30, 2022 from $9.5 million for the same period in 2021, driven largely by a decrease in Vibes and Pollen Gear sales.

For the six months ended June 30, 2022, net sales were approximately $86.5 million, compared to approximately $68.7 million for the same period in 2021, representing an increase of $17.7 million or 25.8%. The increase was primarily due to the merger with KushCo in August 2021, which contributed $53.4 million in net sales in 2022. Excluding KushCo's post-merger sales, net sales declined 50.5% to $34.0 million for the six months ended June 30, 2022 compared to $68.7 million for the same period in 2021. The decrease is related to consumer goods sales for Greenlane Brands and third-party brands decreasing as a whole. The Company is in process of implementing a business strategy to move away from lower margin third-party consumer brand sales and focus on Greenlane Brands with higher margins. Sales were adversely impacted by ERP implementation efforts and the introduction of new CRM and B2B systems during the first half of the year.
Cost of Sales and Gross Margin

For the three months ended June 30, 2022, cost of sales increased by $6.2 million, or 24.0%, as compared to the same period in 2021. The increase in cost of sales was attributable to incremental KushCo post-merger sales of $24.0 million, offset partially by a decrease in revenue of 54.2% excluding the impact of the KushCo merger.

Gross margin decreased to 20.3% for the three months ended June 30, 2022, compared to gross margin of 26.1% for the same period in 2021. Excluding write-offs of damaged and obsolete inventory for the three months ended June 30, 2022 and three months ended June 30, 2021 of $1.4 million and $0.2 million, respectively, associated with post-merger and ongoing product rationalization initiatives, gross margins decreased 2.7% to 23.9% for the three months ended June 30, 2022, compared to 26.6% for the same period in 2021. The decrease in margin is related to the addition of lower margin KushCo-related brands with sales of $24.0 million, and a 45.7% decrease in Greenlane Brands sales, which carry a higher margin profile.

For the six months ended June 30, 2022 cost of sales increase by $21.3 million, or 41.6%, as compared to the same period in 2021. The increase in cost of sales attributable to post-merger KushCo revenues was $45.6 million, offset partially by a decrease associated with a revenue reduction of 52.8% excluding the impact of the KushCo merger.

Gross margin decreased to 16.3% for the six months ended June 30, 2022, compared to gross margin of 25.6% for the same period in 2021. Excluding inventory write-offs of damaged and obsolete inventory for the six months ended June 30, 2022 and the six months ended June 30, 2021 of $6.8 million and $1.2 million respectively, associated with post-merger and ongoing product rationalization initiatives, gross margins decreased 3.2% to 24.2% for the six months ended June 30,2022, compared to 27.4% for the same period in 2021. The decrease in margin is related to an increase in lower margin KushCo party brand sales with lower margin profile.
Salaries, Benefits and Payroll Taxes
Salaries, benefits and payroll taxes expenses increased by approximately $3.2 million, or 57.9%, to $8.8 million for the three months ended June 30, 2022, compared to $5.6 million for the same period in 2021, primarily due to an increase related to the KushCo merger and an increase in severance of $0.8 million driven by the cost saving strategies that began in the prior quarter.
Salaries, benefits and payroll taxes expenses increased by approximately $6.9 million or 57.9% , to $18.9 million for the six months, compared to $12.0 million for the same period in 2021, primarily due to an increase related to the KushCo merger and an increase in severance of $1.7 million driven by the cost saving strategies that began in the prior quarter.
As we continue to closely monitor the evolving business landscape, including the impacts of COVID-19 and the regulatory and macro environment on our customers, vendors, and overall business performance, we remain committed to right-sizing our organization and introducing digital solutions while delivering on our strategy to recruit, train, promote and retain the most talented and success-driven personnel in the industry.
General and Administrative Expenses
General and administrative expenses increased by approximately $2.2 million, or 26.1%, for the three months ended June 30, 2022, compared to the same period in 2021. This increase was primarily due to an increase of approximately $0.7 million in bad debt expense and an increase of $1.1 million related to a previous gain due to indemnification asset recovery related to VAT liability in 2021.
General and administrative expenses increased by approximately $4.3 million or 24.1%, for the six months, compared to the same period in 2021. This increase was primarily due to an increase of approximately $1.3 million outbound freight cost due to the increase in sales, $1.0 million insurance expense, $0.6 million increase in bad debt expense with the majority related to a gain due to indemnification asset recovery related to VAT liability, $0.5 million of software expense cost associated to the ERP implementation and $0.7 million reduction to expense related to one-time write off adjustments recorded to prior year.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $1.7 million, or 265.9%, for the three months ended June 30, 2022, compared to the same period in 2021. The increase is primarily related to the additional depreciation and amortization expense related to assets acquired in conjunction with the KushCo merger, as well as the Eyce and DaVinci business acquisitions.
Depreciation and amortization expense increased $3.6 million, or 300.7%, for the six months ended June 30, 2022, compared to the same period in 2021. The increase is primarily related to the additional depreciation and amortization expense related to assets acquired in conjunction with the KushCo merger, as well as the Eyce and DaVinci business acquisitions.

Other Income (Expense), Net

Interest expense.
Interest expense increased approximately $0.1 million during the three months ended June 30, 2022. The increase is primarily related to promissory notes for the Eyce and DaVinci acquisition and Bridge loan.

Interest expense increased approximately $0.9 million during the six months ended June 30, 2022. The increase is primarily related to promissory notes for the Eyce and DaVinci acquisition and Bridge loan.
Other expense, net.
Other income (expense), net, expense increased by approximately $0.4 million for the three months ended June 30, 2022, compared to the same period in 2021. The change is primarily due to a loss related to the change in fair value of equity investments of $0.3 million.
Other income (expense), net, expense increased by approximately $0.8 million for the six months ended June 30, 2022, compared to the same period in 2021. The change is primarily due to a loss related to the change in fair value of equity investments of $0.9 million.
Provision for (Benefit from) Income Taxes
As a result of the IPO and the related transactions completed in April 2019 (described further in "Note 1—Business Operations and Organizations" of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q), we own a portion of the Common Units of the Operating Company, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, the Operating Company is generally not subject to U.S. federal and certain state and local income taxes, however, certain states in which the Operating Company does business impose state composite and/or withholding income taxes. Any taxable income or loss generated by the Operating Company is passed through to and included in the taxable income or loss of its members, including Greenlane, on a pro-rata basis, in accordance with the terms of the Operating Agreement. The Operating Company is also subject to taxes in foreign jurisdictions. We are a corporation subject to U.S. federal income taxes, in addition to state and local income taxes, based on our share of the Operating Company’s pass-through taxable income.
For the three and six months ended June 30, 2022 and 2021, respectively, the effective tax rate differed from the U.S. federal statutory tax rate of 21% primarily due to the Operating Company's pass-through structure for U.S. income tax purposes, the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and the valuation allowance against the deferred tax asset.
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
The Industrial Goods segment focuses on serving the premier MSOs and retailers through our wholesale operations by providing ancillary products essential to their growth, such as customizable packaging and supply products and vaporization solutions offering which includes CCELL branded products.
Our CODM allocates resources to and assesses the performance of our two operating segments based on the operating segments' net sales and gross profit. The following table sets forth information by reportable segment for the three and six months ended June 30, 2022 and 2021, respectively:

	Three Months Ended June 30,						Six Months Ended June 30,
			% of Total Net sales		Change				% of Total Net sales		Change
	2022	2021	2022	2021	$	%	2022	2021	2022	2021	$	%
Net sales:
Consumer Goods	$15,912	$29,964	39.9%	86.3%	$(14,052)	(46.9)%	$33,053	$60,508	38.2%	88.0%	$(27,455)	(45.4)%
Industrial Goods	24,004	4,751	60.1%	13.7%	19,253	405.2%	53,397	8,216	61.8%	12.0%	45,181	549.9%
Total net sales	$39,916	$34,715					$86,450	$68,724

			% of Segment Net sales		Change				% of Segment Net sales		Change
Cost of sales:	2022	2021	2022	2021	$	%	2022	2021	2022	2021	$	%
Consumer Goods	$12,848	$22,619	80.7%	75.5%	$(9,771)	(43.2)%	$27,167	$45,552	82.2%	75.3%	$(18,385)	(40.4)%
Industrial Goods	18,969	3,043	79.0%	64.0%	15,926	523.4%	45,216	5,564	84.7%	67.7%	39,652	712.7%
Total cost of sales	$31,817	$25,662					$72,383	$51,116

Gross profit:
Consumer Goods	$3,064	$7,345	19.3%	24.5%	$(4,281)	(58.3)%	$5,886	$14,956	17.8%	24.7%	$(9,070)	(60.6)%
Industrial Goods	5,035	1,708	21.0%	36.0%	3,327	194.8%	8,181	2,652	15.3%	32.3%	5,529	208.5%
Total gross profit	$8,099	$9,053					$14,067	$17,608
Consumer Goods
For the three months ended June 30, 2022, our Consumer Goods operating segment reported net sales of approximately $15.9 million compared to approximately $30.0 million for the same period in 2021, representing a decrease of $14.1 million or 46.9%. The year-over-year decrease represented a $4.3 million or 45.7% decrease in Greenlane Brands sales and a $13.6 million or 53.9% decrease in consumer third-party brand sales due to our strategy to focus on proprietary brands with higher margins and a $4.3 million or 45.7% decrease in Greenlane Brands sales.
For the six months ended June 30, 2022 our Consumer Goods operating segment reported net sales of approximately $33.1 million compared to approximately $60.5 million for the same period in 2021, representing a decrease of $27.5 million or 45.4%. The year-over-year decrease is driven by a decrease in third-party and Greenlane brand sales.
For the three months ended June 30, 2022, cost of sales decreased by $9.8 million, or 24.0%, as compared to the same period in 2021. The decrease in cost of sales was primarily due to the $19.3 aforementioned sales decrease of 46.9%.
For the six months ended June 30, 2022 cost of sales decreased by $19.4 million or 41.6% , as compared to the same period in 2021. The decrease in cost of sales was primarily due to a $27.5 million or 45.4% decrease in sales compared to the same period in 2021.
Gross margin decreased to 19.3% for the three months ended June 30, 2022, compared to gross margin of approximately 21% for the same period in 2021. The decrease is related to excess and obsolete inventory charges associated with inventory and product rationalization initiatives.
Gross margin decrease to 17.6% for the six months ended June 30, 2022, compared to gross margin of approximately 23% for the same period in 2021. The decrease is related to excess and obsolete inventory charges associated with inventory and product rationalization initiatives.
Industrial Goods
For the three months ended June 30, 2022, our Industrial Goods operating segment reported net sales of approximately $29.4 million compared to approximately $3.5 million for the same period in 2021, representing an increase of $19.3 million or 405.3%. The increase is directly related to net sales resulting from our merger with KushCo in August 2021.
For the six months ended June 30, 2022, our Industrial Goods operating segment reported net sales of approximately $53.4 million compared to approximately $8.2 million for the same period in 2021, representing an increase of $45.2 million or 550%. The increase is directly related to the net sales resulting from our merger with KushCo in August 2021.

For the three months ended June 30, 2022, cost of sales increased by $15.9 million, or 523.4%, as compared to the same period in 202, due to the increase in sales.
For the six months ended June 30, 2022 cost of sales increased by $39.7 million or 713%, as compared to the same period in 2021, due to the increase in sales year-over-year.
Gross margin was approximately 21.0% for the three months ended June 30, 2022, compared to gross margin of approximately 35.9% for the same period in 2021, representing a 41.6% year over year decrease. Excluding post-merger strategic product rationalization initiative charges of $0.9 million, gross margin was approximately 24.5% for the three months ended June 30, 2022, compared to gross margin of approximately 36.0% for the same period in 2021. The year over year decrease in gross margin of approximately 11.5% is related to the sale of lower-margin KushCo related products.
Gross margin was approximately 15.3% million for the six months ended June 30, 2022, compared to gross margin of approximately 32.3% for the same period in 2021, representing a 53% year-over-year decrease. Excluding post-merger strategic product rationalization initiative charges of $4.3 million, gross margin was approximately 23.4% for the six months ended June 30, 2022, compared to gross margin of approximately 32.3% for the same period in 2021. The year-over-year decrease in gross margin of approximately 8.9% is related to the sale of lower-margin KushCo related products.
Net Sales by Geographic Regions

	Three Months Ended June 30,						Six Months Ended June 30,
			% of Net sales		Change				% of Net sales		Change
	2022	2021	2022	2021	$	%	2022	2021	2022	2021	$	%
Net sales:
United States	$37,601	$30,694	94.2%	88.4%	$6,907	22.5%	$80,593	$59,361	93.2%	86.4%	$21,232	35.8%
Canada	874	1,412	2.2%	4.1%	(538)	(38.1)%	2,730	3,973	3.2%	5.8%	(1,243)	(31.3)%
Europe	1,441	2,609	3.6%	7.5%	(1,168)	(44.8)%	3,128	5,390	3.6%	7.8%	(2,262)	(42.0)%
Total net sales	$39,916	$34,715	100.0%	100.0%	$5,201	15.0%	$86,451	$68,724	100.0%	100.0%	$17,727	25.8%
United States

For the three months ended June 30, 2022, our United States net sales were approximately $37.6 million, compared to approximately $30.7 million for the same period in 2021, representing an increase of $6.9 million, or 22.5%. The year-over-year increase was primarily due to the merger with KushCo, which contributed $23.6 million in total net sales. Excluding net sales contributed by KushCo, total net sales decreased by approximately $16.7 million, or 54.5%, to approximately $14.0 million for the three months ended June 30, 2022, compared to the same period in 2021. The year-over-year decrease was principally due to a decrease in wholesale revenue of $8.3 million, and a decrease in consumer retail and marketplace revenue of $3.9 million.

For the six months ended June 30, 2022, out United States net sales were approximately $80.6 million, compared to approximately $59.4 million for the same period in 2021, representing an increase of $21.2 million, or 35.8%. The year-over-year increase was primarily due to the merger with KushCo, which contributed $52.1 million in total net sales. Excluding net sales contributed by KushCo, total net sales decreased by approximately $30.9 million, or 52%, to approximately $21.2 million for the six months ended June 30, 2022, compared to the same period in 2021. The decrease was driven by a decrease in wholesale revenue and consumer e-commerce business.
Canada
For the three months ended June 30, 2022, our Canadian net sales were approximately $0.9 million, compared to approximately $1.4 million for the same period in 2021, representing a decrease of $0.5 million, or 38.1%. The year-over-year decrease was primarily due to a $0.5 million decrease in wholesale revenue. This was partially offset by $0.4 million in net sales contributed by KushCo.
For the six months ended June 30, 2022, our Canadian net sales were approximately $2.7 million, compared to approximately $4.0 million for the same period in 2021, representing a decrease of $1.2 million, or 31.3%. The year-over-year decrease was primarily due to a decrease in wholesale revenue offset by incremental sales contributed by KushCo.

Europe

For the three months ended June 30, 2022, our European net sales were approximately $1.4 million, compared to approximately $2.6 million for the same period in 2021, representing a decrease of $1.2 million or 44.8%. This was primarily due to a $0.5 million, or (43.2)%, decrease in our B2B sales.

For the six months ended June 30, 2022, our European net sales were approximately $3.1 million, compared to approximately $5.4 million for the same period in 2021, representing a decrease of $2.3 million, or 42%. This was primarily due to a decrease in wholesale sales.
Liquidity and Capital Resources
We believe that our cash on hand will be sufficient to fund our working capital and capital expenditure requirements, as well as our debt repayments and other liquidity requirements associated with our existing operations, for at least the next 12 months.
Our primary requirements for liquidity and capital are working capital, debt service related to recent acquisitions and general corporate needs. Our primary sources of liquidity are our cash on hand and the cash flow that we generate from our operations, as well as proceeds from our ATM Program and other equity issuances such as our June 2022 Offering. As of June 30, 2022, we had approximately $9.1 million of cash, of which $1.0 million was held in foreign bank accounts, and approximately $44.8 million of working capital, which is calculated as total current assets minus total current liabilities, as compared to approximately $12.9 million of cash, of which $0.7 million was held in foreign bank accounts, and approximately $53.8 million of working capital as of December 31, 2021. The repatriation of cash balances from our foreign subsidiaries could have adverse tax impacts or be subject to capital controls; however, these balances are generally available to fund the ordinary business operations of our foreign subsidiaries without legal or other restrictions.
In December 2021, we entered into a Secured Promissory Note (the “December 2021 Note”), which was subsequently amended on June 30, 2022 (the “First Amendment”), with Aaron LoCascio, the Company’s former President and co-founder and a member of the Board, which provided for a loan of $8.0 million originally maturing on June 30, 2022. Accrued interest at a rate of 15.0% was due monthly, and the principal amount was originally due in full in June 2022. The First Amendment extended the maturity of the December 2021 Note to July 14, 2022. The December 2021 Note was secured by a continuing security interest in all of our assets and properties whether then or thereafter existing or required, including our inventory and receivables (as defined under the Universal Commercial Code) and included negative covenants restricting our ability to incur further indebtedness and engage in certain asset dispositions until the earlier of the maturity date or the December 2021 Note being fully repaid. On July 14, 2022, we entered into the Second Amendment to the December 2021 Note (the “Second Amendment” and together with the First Amendment, the "Bridge Loan"), which provided for the extension of the maturity date of the Bridge Note from July 14, 2022 to July 19, 2022. In connection with the entry into the Second Amendment, we repaid $4.0 million of the aggregate principal amount due under the Bridge Loan on July 14, 2022, with the remainder due at maturity. On July 19, 2022, we repaid the remaining balance on the Bridge Loan in full, and, as a result, all obligations under the Bridge Loan have been satisfied.

On June 27, 2022, we entered into a securities purchase agreement with an accredited investor, pursuant to which we agreed to issue and sell an aggregate of 585,000 shares of our Class A common stock, pre-funded warrants to purchase up to 495,000 shares of our Class A common stock (the “June 2022 Pre-Funded Warrants”) and warrants to purchase up to 1,080,000 shares of our Class A common stock (the “June 2022 Standard Warrants” and, together with the June 2022 Pre-Funded Warrants, the “June 2022 Warrants”), in a registered direct offering (the “June 2022 Offering”). The shares of Class A common stock and June 2022 Warrants were sold in Units (the “June 2022 Units”), with each unit consisting of one share of Class A common stock or a June 2022 Pre-Funded Warrant and a June 2022 Standard Warrant to purchase one share of our Class A common stock. The June 2022 Units were offered by the Company pursuant to the Shelf Registration Statement. Subject to certain ownership limitations, the June 2022 Standard Warrants are exercisable for five years from the six-month anniversary of issuance at an exercise price equal to $5.00 per share of Class A common stock. Each June 2022 Pre-Funded Warrant was exercisable for one share of Class A common stock at an exercise price of $0.002. The June 2022 Offering generated gross proceeds of approximately $5.4 million and net proceeds to the Company of approximately $5.0 million. All June 2022 Pre-Funded Warrants were exercised in July 2022, based upon which we issued an additional 495,000 shares of our Class A common stock, for de minimis net proceeds.
As described in "Note 13 - Subsequent Events," on July 19, 2022, we entered into the Sale Agreement with Portofino to sell the Company’s 50% stake in VIBES Holdings LLC for total consideration of $5.3 million in cash and on August 9, 2022, we entered into the Loan Agreement whereby the Lenders agreed to make available to the Company a term loan of up to $15.0 million. See "Note 13 - Subsequent Events" for more information.

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

We are in the process of establishing a payment plan (the “Payment Plan”) for the repayment of approximately $6.0 million in liabilities due to a third-party vendor (the “Vendor”) relating to previously purchased inventory. In connection with our ongoing discussions with the Vendor, on July 18, 2022, we paid $1.0 million of the approximate $6.0 million balance due to the Vendor in cash and, during the period of July 26, 2022 through July 31, 2022, we returned approximately $1.3 million in inventory to the Vendor, which was accepted by the Vendor and will be credited against the remaining outstanding balance owed by us to the Vendor once the Vendor has confirmed the value of the returned inventory. Currently, we expect to owe the Vendor approximately $3.5 million in remaining liabilities pending the Vendor’s confirmation of the value of the inventory returned to it. We expect to enter into the Payment Plan to repay the remainder of the amount due to the Vendor in the amount of $200,000 in cash each week until the remainder of the liabilities due to the Vendor are repaid in full. However, we can provide no assurances as to the timing of our entry into the Payment Plan, the final terms of the Payment Plan or that we will enter into the Payment Plan at all.

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

On March 31, 2022, the date on which our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "2021 Annual Report") was filed with the SEC, the Shelf Registration Statement became subject to the offering limits set forth in General Instruction I.B.6 of Form S-3 ("Instruction I.B.6") because our public float was less than $75 million. For so long as our public float is less than $75 million, the aggregate market value of securities sold by us under the Shelf Registration Statement (including our ATM Program) pursuant to Instruction I.B.6 during any twelve consecutive months may not exceed one-third of our public float. Since the launch of the ATM program in August 2021 and through June 30, 2022, we sold 972,624 shares of our Class A common stock under the ATM Program, which generated gross proceeds of approximately $12.7 million. In light of our low cash position, we have been forced to sell stock under our ATM program at prices that may not otherwise be attractive and are dilutive. We have offered $6.8 million in securities pursuant to Instruction I.B.6 in the twelve calendar months preceding the date of filing of this Quarterly Report on Form 10-Q. Following the completion of the June 2022 Offering we are unable to issue additional shares of Class A common stock pursuant to the ATM Program or otherwise use the Shelf Registration Statement for a period of time due to the Nasdaq Exchange Cap, which will limit our liquidity options in the capital markets.

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
As of June 30, 2022, we did not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.
Cash Flows
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(13,730)	$(15,158)
Net cash used in investing activities	(1,197)	(3,590)
Net cash provided by (used in) financing activities	11,115	(292)
Net Cash Used in Operating Activities
During the six months ended June 30, 2022, net cash used in operating activities of approximately $13.7 million consisted of (i) net loss of $33.2 million, offset by non-cash adjustments to net loss of approximately $6.8 million, including depreciation and amortization expense of approximately $4.8 million, stock-based compensation expense of approximately $1.6 million, and an offsetting reversal on the allowance of an indemnification receivable of approximately $1.8 million, and (ii) a $12.7 million decrease in working capital primarily driven by increases in accounts payable, accrued expenses and customer deposits of approximately $2.1 million, offset by increases in accounts receivable, inventories, vendor deposits and other current assets of approximately $10.6 million.
During the six months ended June 30, 2021, net cash used in operating activities of approximately $15.2 million consisted of (i) net loss of $13.6 million, offset by non-cash adjustments to net loss of approximately $0.6 million, including depreciation and amortization expense of approximately $1.2 million, stock-based compensation expense of approximately $1.0 million, and a reversal on the allowance of an indemnification receivable of approximately $1.7 million, and (ii) $2.2 million cash used in working capital primarily driven by decreases in accounts payable and accrued expenses of approximately $13.7 million, offset by decreases in accounts receivable, inventories, vendor deposits and other current assets of approximately $11.5 million, which included the collection of an indemnification asset of approximately $0.9 million, and the reduction of our VAT receivable balance upon the collection of a refund from the Dutch tax authorities of approximately $4.1 million.
Net Cash Used in Investing Activities
During the six months ended June 30, 2022, net cash used in investing activities of approximately $1.2 million largely consisted of capital expenditures, including development costs for our new enterprise resource planning (ERP) system.
During the six months ended June 30, 2021, we used cash of approximately $3.6 million, consisting of $2.4 million for the acquisition of Eyce LLC and $1.5 million for capital expenditures, including development costs for our ERP system, offset partially by proceeds from the sale of assets held for sale of approximately $0.7 million.
Net Cash Provided by (Used in) Financing Activities
During the six months ended June 30, 2022, net cash provided by financing activities of approximately $11.1 million primarily consisted of cash proceeds of approximately $14.1 million from the issuance of Class A common stock through our ATM Program and the June 2022 Offering, offset primarily by approximately $2.0 million in payments on notes payable, finance lease obligations and other long-term liabilities, and approximately $0.9 million in payments of contingent consideration related to the Eyce LLC acquisition.
During the six months ended June 30, 2021, net cash used in financing activities primarily consisted of approximately $0.2 million in payments on other long-term liabilities, notes payable and finance lease obligations, $0.2 million in member distributions, offset by $0.1 million of cash proceeds from the exercise of stock options.
Critical Accounting Policies and Estimates

See Part II, Item 7, "Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2021. Also see "Note 2 - Summary of Significant Accounting Policies" within Part I, Item 1 of this Form 10-Q for a discussion of the voluntary accounting principle change made beginning with the quarterly period ended March 31, 2022.
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

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described in Item 9A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021, which have not yet been remediated as of June 30, 2022.

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

Changes in Internal Control Over Financial Reporting

In 2020 we began a multi-year implementation of a new ERP system, which will replace our existing core financial systems. The ERP system is designed to accurately maintain the Company’s financial records, enhance the flow of financial information, improve data management and provide timely information to our management team. We completed the implementation for certain subsidiaries during the first quarter of 2022, which included changes to our processes, procedures and internal controls over financial reporting during the first quarter of 2022. As the implementation of the new ERP system progresses for our other subsidiaries, we expect to continue to change certain processes and procedures which, in turn, are expected to result in changes to our internal control over financial reporting. As such changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.

There were no other changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, see Note 7 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

As of June 30, 2022, there have been no material changes from the risk factors previously disclosed in response to “Part I – Item 1A. ‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5. OTHER INFORMATION

Departure of Rodrigo de Oliveira

On August 12, 2022, Rodrigo de Oliveira, the Chief Operating Officer of the Company, entered into a Separation and General Release Agreement (the “Separation Agreement”) with Warehouse Goods LLC, a wholly owned subsidiary of the Company, whereby Mr. de Oliveira’s employment with the Company will be terminated effective September 30, 2022 (the “Separation Date”). Mr. de Oliveira’s decision to step down as Chief Operating Officer of the Company is due to his desire to pursue other interests and is not the result of any disagreement with the Company or any matter relating to the Company’s operations, policies or practices.

Pursuant to the Separation Agreement, Mr. de Oliveira will receive a cash severance payment totaling $459,385.68, representing nine months’ base salary, 75% of Mr. de Oliveira’s pro-rated bonus eligibility for 2022, and COBRA payments for twelve months. The salary, bonus and COBRA payments are each payable in accordance with the Company’s ordinary payroll practices. As consideration for entering into the Separation Agreement, Mr. de Oliveira agreed to a full and complete release of any and all waivable claims and rights against the Company, its parents, subsidiaries and affiliates, and each of their officers, directors, members, shareholders, employees, agents, representatives, consultants, fiduciaries, attorneys, insurers, benefit plans, plan administrators, joint venture partners, subsidiaries and affiliates, and all of their predecessors, successors, and assigns, up to and through the Separation Date.

Pursuant to the Separation Agreement, Mr. de Oliveira is subject to certain continuing obligations and restrictions, including with respect to confidentiality and non-disparagement.

The foregoing description of the Separation Agreement does not purport to be complete and is qualified in its entirety to the full text of the Separation Agreement, which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Appointment of Craig Snyder as President and Entry into Amended and Restated Employment Agreement

On August 15, 2022, the Board appointed Craig Snyder, previously the Company’s Chief Commercial Officer, as President. Mr. Snyder has served as the Chief Commercial Officer of the Company since March 2022.

On August 15, 2022, the Company entered into an amended and restated employment agreement (the “Amended Employment Agreement”) with Mr. Snyder. In connection with his entry into the Amended Employment Agreement, Mr. Snyder’s prior employment agreement with the Company was terminated.

The Amended Employment Agreement provides for a term of two (2) years commencing on August 15, 2022 (the “Initial Employment Period”), during which time Mr. Snyder will serve as President. If Mr. Snyder’s employment continues following the expiration of the two-year term of the Amended Employment Agreement, the term of the Amended Employment Agreement shall automatically be extended for successive one-year periods (the “Extended Employment Period” and together with the Initial Employment Period, the “Employment Term”) unless either party gives written notice of termination not less than 60 days prior to the termination of the then-current term. Pursuant to the Employment Agreements, Mr. Snyder will be paid a base salary of $325,000, subject to annual review by the Compensation Committee of the Board (the “Compensation Committee”). Mr. Snyder will also be eligible to receive an annual bonus based upon the attainment of one or more pre-established performance goals or other established criteria set by the Board or the Compensation Committee. Mr. Snyder is eligible to receive an annual bonus in an amount up to 60% of his base salary. Mr. Snyder will also continue to be eligible to receive equity and other long-term incentive awards under any applicable plan adopted by the Company during the term of his employment. In the sole discretion of the Compensation Committee, Mr. Snyder’s bonus may be paid in cash or in equity awards.

Pursuant to the Amended Employment Agreement, Mr. Snyder is terminable by the Company at any time (i) without cause (as defined in the Amended Employment Agreement and summarized below), (ii) for cause, (ii) in the event of his death, or (ii) in the event of his disability that cannot be accommodated under the requirements of law. Mr. Snyder may terminate the Amended Employment Agreement for any reason.

If the Amended Employment Agreement is terminated by the Company without cause, Mr. Snyder is entitled to receive his base salary to the date of termination, any bonus that has accrued but is unpaid as of the date of termination and any reimbursable expenses not yet reimbursed as of such date, in addition to the receipt of outplacement services at the Company’s expense, provided that the cost of such services shall not exceed $20,000 or continue for longer than 3 months. If terminated without cause, Mr. Snyder is also entitled to severance equal to 6 months of his base salary in effect on the date of termination.

In addition, if terminated without cause, Mr. Snyder is entitled to a cash payment equal to the applicable COBRA premium payments that would be payable by Mr. Snyder to continue his Company-provided healthcare services for himself and any dependents (the “Company Healthcare Plan”) covered at the time of termination (collectively, the “COBRA Payment”). If terminated without cause, Mr. Snyder is entitled a COBRA Payment equal to 6 months of coverage under the Company Healthcare Plan.

If the Amended Employment Agreement is terminated by Company (i) for cause, (ii) in the event of Mr. Snyder’s death, or (iii) in the event of his disability that cannot be accommodated under the requirements of law, or if Mr. Snyder terminates the Amended Employment Agreement for any reason, Mr. Snyder is entitled to receive his base salary to the date of termination, any bonus that has accrued but is unpaid as of the date of termination and any reimbursable expenses not yet reimbursed as of such date.

Pursuant to the terms of the Amended Employment Agreement, “cause” means: (i) the conviction of Mr. Snyder of the commission of a felony or other crime involving moral turpitude (including pleading guilty or no contest to such crime), whether or not such felony or other crime was committed in connection with the business of the Company Group (as defined in the Amended Employment Agreement); (ii) the commission of any act or omission involving willful misconduct, moral turpitude, misappropriation, embezzlement, dishonesty, or fraud in connection with the performance of the Executive Officer’s duties and responsibilities hereunder; (iii) reporting to work under the influence of alcohol or illegal drugs, or other conduct causing the Company Group public disgrace or disrepute, whether in conjunction with the performance of Mr. Snyder’s duties on behalf of the Company Group or otherwise; (iv) willful failure or refusal to perform material duties and responsibilities as reasonably directed by the Chief Executive Officer or Board; (v) any act or omission deliberately aiding or abetting a competitor of the Company Group to the disadvantage or detriment of the Company Group; (vi) breach of any applicable fiduciary duty to the Company Group; or (vii) any other material breach of the Amended Employment Agreement.

Mr. Snyder has agreed that during the Employment Term he will not engage, directly or indirectly, as a partner, officer, director, stockholder (other than as the passive holder of less than 2% of the outstanding stock of a publicly-traded corporation), member, manager, consultant, advisor, investor, creditor or employee with a company that engages in a similar business as the Company, except on behalf of the Company or with the prior written approval of the Chief Executive Officer or Board.

The foregoing description of the Amended Employment Agreement does not purport to be complete and is qualified in its entirety to the full text of the Amended Employment Agreement, which is filed as Exhibit 10.5 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Greenlane Holdings, Inc., effective August 9, 2022 (Incorporated by reference to Exhibit 3.1 to Greenlane's Current Report on Form 8-K, filed on August 4, 2022).

4.1	Form of June 27, 2022 Standard Warrant (Incorporated by reference to Exhibit 4.1 to Greenlane's Current Report on Form 8-K, filed on June 28, 2022).
4.2	Form of June 27, 2022 Pre-Funded Warrant (Incorporated by reference to Exhibit 4.2 to Greenlane’s Current Report on Form 8-K, filed June 28, 2022).
10.1	Form of June 27, 2022 Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed June 28, 2022).
10.2	Placement Agency Agreement, dated June 27, 2022 (Incorporated by reference to Exhibit 10.2 to Greenlane's Current Report on Form 8-K, filed June 28, 2022).
10.3
Membership Interest Purchase Agreement, dated as of July 19, 2022, by and among Warehouse Goods LLC and Portofino Partners LLC (Incorporated by reference to Exhibit 10.1 to Greenlane's Current Report on Form 8-K, filed July 19, 2022).

10.4*†	Separation and General Release Agreement by and between Warehouse Goods LLC and Rodrigo de Oliveira, dated as of August 12, 2022.
10.5*†	Amended and Restated Employment Agreement Employment Agreement by and between Warehouse Goods LLC and Craig Snyder, dated as of August 15, 2022.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders’ Equity, and (iv) Condensed Consolidated Statements of Cash Flows. The instance document does not appear in the Interactive Data File because its XBRL tags are imbedded within the Inline XBRL document.

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

GREENLANE HOLDINGS, INC.

Date: August 15, 2022	By:	/s/ Darshan Dahya
Darshan Dahya Chief Accounting Officer (Principal Financial and Accounting Officer)