Form 10-Q
period 2022-09-30
Greenlane Holdings, Inc.
filed 2022-11-14
CIK 1743745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of November 10, 2022, Greenlane Holdings, Inc. had 15,803,512 shares of Class A common stock outstanding and 147,989 shares of Class B common stock outstanding.

Greenlane Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2022

PART I
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share amounts)

	September 30, 2022	December 31, 2021
ASSETS	(Unaudited)
Current assets
Cash	$8,039	$12,857
Restricted cash	2,155	—
Accounts receivable, net of allowance of $4,275 and $1,285 at September 30, 2022 and December 31, 2021, respectively	11,805	14,690
Inventories, net	47,945	66,982
Vendor deposits	9,167	18,475
Other current assets (Note 8)	7,360	11,733
Total current assets	86,471	124,737

Property and equipment, net	11,838	20,851
Intangible assets, net	55,294	84,710
Goodwill	—	41,860
Operating lease right-of-use assets	5,498	9,128
Other assets	6,227	4,541
Total assets	$165,328	$285,827

LIABILITIES
Current liabilities
Accounts payable	$16,295	$23,041
Accrued expenses and other current liabilities (Note 8)	20,679	25,297
Customer deposits	4,523	7,924
Current portion of notes payable, including $0 and $8,000 owed to related party as of September 30, 2022 and December 31, 2021, respectively (Note 6)	3,156	11,615
Current portion of operating leases	2,462	3,091
Total current liabilities	47,115	70,968

Notes payable, less current portion and debt issuance costs, net (Note 6)	13,488	10,607
Operating leases, less current portion	3,027	6,142
Other liabilities	154	1,746
Total long-term liabilities	16,669	18,495
Total liabilities	63,784	89,463

Commitments and contingencies (Note 7)

STOCKHOLDERS’ EQUITY*
Preferred stock, $0.0001 par value, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share, 600,000 shares authorized; 7,470 shares issued and outstanding as of September 30, 2022; 4,260 shares issued and outstanding as of December 31, 2021*	68	43
Class B common stock, $0.0001 par value per share, 30,000 shares authorized; 148 shares issued and outstanding as of September 30, 2022; 1,087 shares issued and outstanding as of December 31, 2021*	—	—
Class C Common stock, $0.0001 par value per share, no shares authorized, issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Additional paid-in capital*	259,314	229,705
Accumulated deficit	(158,109)	(55,544)
Accumulated other comprehensive income	53	324
Total stockholders’ equity attributable to Greenlane Holdings, Inc.	101,326	174,528
Non-controlling interest	218	21,836
Total stockholders’ equity	101,544	196,364
Total liabilities and stockholders’ equity	$165,328	$285,827
*After giving effect to the one-for-20 Reverse Stock Split effective August 9, 2022.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net sales	$28,680	$41,314	$115,130	$110,038
Cost of sales	23,711	39,827	96,094	90,943
Gross profit	4,969	1,487	19,036	19,095

Operating expenses:
Salaries, benefits and payroll taxes	7,000	11,192	25,897	23,158
General and administrative	8,547	16,795	30,850	34,774
Goodwill and indefinite-lived intangibles impairment	66,760	—	66,760	—
Depreciation and amortization	2,124	1,199	6,876	2,385
Total operating expenses	84,431	29,186	130,383	60,317
Loss from operations	(79,462)	(27,699)	(111,347)	(41,222)

Other income (expense), net:
Interest expense	(926)	(119)	(1,598)	(368)
Other income (expense), net	1,173	(894)	562	(690)
Total other income (expense), net	247	(1,013)	(1,036)	(1,058)
Loss before income taxes	(79,215)	(28,712)	(112,383)	(42,280)
Provision for (benefit from) income taxes	—	3	62	(11)
Net loss	(79,215)	(28,715)	(112,445)	(42,269)
Less: Net loss attributable to non-controlling interest	(4,106)	(12,434)	(9,880)	(18,689)
Net loss attributable to Greenlane Holdings, Inc.	$(75,109)	$(16,281)	$(102,565)	$(23,580)

Net loss attributable to Class A common stock per share - basic and diluted (Note 9)*	$(11.43)	$(8.19)	$(18.01)	$(19.60)
Weighted-average shares of Class A common stock outstanding - basic and diluted (Note 9)*	6,574	1,987	5,694	1,203

Other comprehensive income (loss):
Foreign currency translation adjustments	(238)	(147)	(212)	(59)
Unrealized gain (loss) on derivative instrument	—	52	358	256
Comprehensive loss	(79,453)	(28,810)	(112,299)	(42,072)
Less: Comprehensive loss attributable to non-controlling interest	(4,106)	(12,479)	(9,794)	(18,556)
Comprehensive loss attributable to Greenlane Holdings, Inc.	$(75,347)	$(16,331)	$(102,505)	$(23,516)
*After giving effect to the one-for-20 Reverse Stock Split effective August 9, 2022.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital*	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Stockholders’ Equity
	Shares*	Amount*	Shares*	Amount*	Shares	Amount
Balance December 31, 2021	4,260	$43	1,087	$—	—	$—	$229,705	$(55,544)	$324	$21,836	$196,364
Net loss	—	—	—	—	—	—	—	(15,332)	—	(3,417)	(18,749)
Equity-based compensation	94	1	—	—	—	—	729	—	—	172	902
Issuance of Class A shares, net of costs - ATM Program	557	6	—	—	—	—	6,795	—	—	—	6,801
Issuance of Class A shares - contingent consideration	191	2	—	—	—	—	3,484	—	—	—	3,486
Exchanges of noncontrolling interest for Class A common stock	28	—	(28)	—	—	—	543	—	—	(543)	—
Other comprehensive income	—	—	—	—	—	—	—	—	361	85	446
Balance March 31, 2022	5,130	52	1,059	—	—	—	241,256	(70,876)	685	18,133	189,250
Net loss	—	—	—	—	—	—	—	(12,124)	—	(2,357)	(14,481)
Equity-based compensation	(4)	—	—	—	—	—	371	—	—	75	446
Issuance of Class A shares, net of costs - ATM Program	296	3	—	—	—	—	2,221	—	—	—	2,224
Issuance of Class A shares, net of costs - June 2022 Offering	585	6	—	—	—	—	5,034	—	—	—	5,040
Issuance of Class A shares - Amended Eyce APA (Note 3)	72	1	—	—	—	—	309	—	—	—	310
Reclassification adjustment for gain included in net loss (Note 4)	—	—	—	—	—	—	—	—	(332)	—	(332)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(62)	—	(62)
Balance June 30, 2022	6,079	62	1,059	—	—	—	249,191	(83,000)	291	15,851	182,395
Net loss	—	—	—	—	—	—	—	(75,109)	—	(4,106)	(79,215)
Equity-based compensation	(15)	(3)	—	—	—	—	178	—	—	10	185
Issuance of Class A shares - Amended Eyce APA (Note 3)	—	—	—	—	—	—	206	—	—	—	206
Issuance of Class A shares - Prefunded warrants exercise (Note 9)	495	—	—	—	—	—	—	—	—	—	—
Exchanges of noncontrolling interest for Class A common stock	911	9	(911)	—	—	—	9,739	—	—	(9,748)	—
VIBES disposition / deconsolidation (Note 3)	—	—	—	—	—	—	—	—	—	(1,789)	(1,789)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(238)	—	(238)
Balance September 30, 2022	7,470	$68	148	$—	—	$—	$259,314	$(158,109)	$53	$218	$101,544

*After giving effect to the one-for-20 Reverse Stock Split effective August 9, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital*	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Stockholders’ Equity
	Shares*	Amount*	Shares*	Amount*	Shares	Amount
Balance December 31, 2020	666	$7	175	$—	76,039	$8	$39,869	$(24,848)	$29	$54,192	$69,257
Net loss	—	—	—	—	—	—	—	(4,256)	—	(3,458)	(7,714)
Equity-based compensation	11	—	—	—	—	—	182	—	—	324	506
Other comprehensive income	—	—	—	—	—	—	—	—	18	31	49
Issuance of Class A common stock	21	—	—	—	—	—	2,005	—	—	—	2,005
Exchanges of noncontrolling interest for Class A common stock	118	1	(52)	—	(3,975)	(1)	5,797	—	—	(5,797)	—
Cancellation of Class B common stock due to forfeitures	—	—	—	—	—	—	8	—	—	(8)	—
Balance March 31, 2021	816	8	123	—	72,064	7	47,861	(29,104)	47	45,284	64,103
Net loss	—	—	—	—	—	—	—	(3,043)	—	(2,797)	(5,840)
Equity-based compensation	(1)	—	—	—	—	—	161	—	—	246	407
Exchanges of noncontrolling interest for Class A common stock	30	—	—	—	(1,763)	—	983	—	—	(983)	—
Exercise of Class A common stock options	2	—					112	—	—	—	112
Member distributions	—	—	—	—	—	—	—	(200)	—	—	(200)
Other comprehensive income	—	—	—	—	—	—	—	—	96	147	243
Balance June 30, 2021	847	$8	123	$—	70,301	$7	$49,117	$(32,347)	$143	$41,897	$58,825
Net loss	—	—	—	—	—	—	—	(16,281)	—	(12,434)	(28,715)
Equity-based compensation	—	—	—	—	—	—	2,036	—	—	1,772	3,808
Exchanges of noncontrolling interest for Class A common stock	201	2	(201)	—	—	—	5,368	—	—	(5,370)	—
Exercise of Class A common stock options and warrants	299	3	—	—	—	—	153	—	—	—	156
Conversion of Class C common stock	—	—	1,172	—	(70,301)	(7)	7	—	—	—	—
Issuance of Class A common stock, net of costs	2,644	26	—	—	—	—	166,187	—	—	—	166,213
Other comprehensive loss	—	—	—	—	—	—	—	—	(51)	(44)	(95)
Balance September 30, 2021	3,991	$39	1,094	$—	—	$—	$222,868	$(48,628)	$92	$25,821	$200,192

*After giving effect to the one-for-20 Reverse Stock Split effective August 9, 2022.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss (including amounts attributable to non-controlling interest)	$(112,445)	$(42,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,876	2,385
Equity-based compensation expense	2,020	4,762
Goodwill and indefinite-lived intangibles impairment charge	66,760	—
Change in fair value of contingent consideration	(1,197)	755
Change in provision for doubtful accounts	2,637	318
Gain related to indemnification asset	(2,018)	(1,692)
(Gain) loss on disposal of fixed assets	820	109
(Gain) loss on disposal of held-for-sale assets	(780)	97
Gain related to VIBES disposition / deconsolidation (Note 3)	(2,062)	—
Unrealized loss on equity investments	1,214	305
Realized (gain) loss on interest rate swap contract	(408)	—
Amortization of deferred financing costs and debt discount	446	15
Other	(17)	7
Changes in operating assets and liabilities, net of the effects of acquisitions:
Decrease (increase) in accounts receivable	247	(2,092)
Decrease (increase) in inventories	19,044	9,723
Decrease (increase) in vendor deposits	5,027	(661)
Decrease (increase) in other current assets	1,257	9,985
(Decrease) increase in accounts payable	(5,384)	(7,673)
(Decrease) Increase in accrued expenses and other liabilities	(1,124)	(5,957)
(Decrease) increase in customer deposits	(3,401)	(145)
Net cash used in operating activities	(22,488)	(32,028)
Cash flows from investing activities:
Purchase consideration paid for acquisitions, net of cash acquired	—	(12,284)
Proceeds from VIBES disposition (Note 3)	4,567	—
Purchases of property and equipment, net	(1,660)	(2,327)
Proceeds from sale of assets held for sale	9,593	675
Purchase of intangible assets, net	—	(320)
Net cash provided by (used in) investing activities	12,500	(14,256)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock, net of costs	14,064	29,539
Proceeds from exercise of stock options and warrants	—	268
Proceeds from Asset-Based Loan	14,550	—
Debt issuance costs	(1,472)	(100)
Payments on Eyce and DaVinci promissory notes	(2,791)	(294)
Payments on Real Estate Note	(7,958)	(120)
Repayment of Bridge Loan	(8,000)	—
Proceeds from termination of interest rate swap	145	—
Purchase consideration paid for Eyce LLC acquisition	(875)	—
Member distributions	—	(200)
Other	(128)	(222)
Net cash provided by financing activities	7,535	28,871
Effects of exchange rate changes on cash and restricted cash	(210)	193
Net (decrease) in cash and restricted cash	(2,663)	(17,220)
Cash and restricted cash, as of beginning of the period	12,857	30,435
Cash and restricted cash, as of end of the period	$10,194	$13,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(in thousands)

Reconciliation of cash and restricted cash to condensed consolidated balance sheets
	Nine months ended September 30,
	2022	2021
Beginning of the period
Cash	$12,857	$30,435
Restricted cash	—	—
Total cash and restricted cash, beginning of period	$12,857	$30,435

End of the period
Cash	$8,039	$13,215
Restricted cash	2,155	—
Total cash and restricted cash, end of period	$10,194	$13,215

Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$2,120	$1,093
Lease liabilities arising from obtaining finance lease assets	$—	$119

Non-cash investing and financing activities:
Non-cash purchases of property and equipment	$1,617	$381
Issuance of Class A common stock for business acquisitions	$3,486	$125,496
Issuance of warrants and stock options for acquisition	$—	$13,182
Issuance of promissory note for business acquisition	$—	$2,503
Issuance of contingent consideration for acquisition	$—	$1,828
Decrease in non-controlling interest as a result of exchanges for Class A common stock	$(10,291)	$(12,150)
Decrease in non-controlling interest as a result of VIBES disposition	$(1,789)	$—
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
On August 31, 2021, we completed our previously announced merger with KushCo Holdings, Inc. ("KushCo") and have included the results of operations of KushCo in our consolidated statements of operations and comprehensive loss from that date forward. As such, the KushCo financial information included in our condensed consolidated financial statements for the three and nine months ended September 30, 2021 is for the period commencing on August 31, 2021 (the date of the closing of the merger) through September 30, 2021. Also, KushCo financial information is included in our condensed consolidated financial statements for the three and nine months ended September 30, 2022. Immediately following the merger with KushCo, stockholders that held Class A common stock prior to the completion of the merger owned 51.9% and former KushCo stockholders owned 48.1% of the equity of the combined company on a fully diluted basis. In connection with the merger with KushCo, the Greenlane Certificate of Incorporation was amended and restated (the “A&R Charter”) in order to (i) increase the number of authorized shares of Greenlane Class B common stock, $0.0001 par value per share (the “Class B Common stock”), from 10 million shares to 30 million shares in order to effect the conversion of each outstanding share of Class C common stock, $0.0001 par value per share (the “Class C common stock”), into one-third of one share of Class B common stock, (ii) increase the number of authorized shares of Class A common stock from 125 million shares to 600 million shares, and (iii) eliminate references to the Class C common stock. Pursuant to the terms of an Agreement and Plan of Merger, dated as of March 31, 2021 (the "Merger Agreement") with KushCo, immediately prior to the consummation of the business combination, holders of Class C common stock received one-third of one share of Class B common stock for each share of Class C common stock held immediately prior to the closing of the merger.
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
The following table sets forth the economic and voting interests of our common stock holders as of September 30, 2022:

Class of Common Stock (ownership)	Total Shares (1)*	Class A Shares (as converted) (2)*	Economic Ownership in the Operating Company (3)	Voting Interest in Greenlane (4)	Economic Interest in Greenlane (5)
Class A	7,470,005	7,470,005	98.1%	98.1%	100.0%
Class B	148,161	148,161	1.9%	1.9%	—%
Total	7,618,166	7,618,166	100.0%	100.0%	100.0%

*After giving effect to the one-for-20 Reverse Stock Split effective August 9, 2022.
(1) Represents the total number of outstanding shares for each class of common stock as of September 30, 2022.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2021. The condensed consolidated results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any other future annual or interim period. Certain reclassifications have been made to prior year amounts or balances to conform to the presentation adopted in the current year.
Principles of Consolidation
Our condensed consolidated financial statements include our accounts, the accounts of the Operating Company, and the accounts of the Operating Company's consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Restricted Cash
Restricted cash represents principally cash reserves that are maintained pursuant to the governing agreement of the Asset-Based Loan discussed in "Note 6 - Debt."
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
Liquidity
Our principal sources of liquidity at September 30, 2022 consisted of cash on hand, future cash anticipated to be generated from operations, the June 2022 Offering described in Note 9, the October 2022 Offering described in Note 13, and our ATM Program, each as described below.

We have an effective shelf registration statement on Form S-3 (the "Shelf Registration Statement") and may opportunistically conduct securities offerings from time to time in order to meet our liquidity needs. However, we may be unable to access the capital markets, including because of current market volatility and the performance of our stock price.
As described in further detail in "Note 9 - Stockholders' Equity," in August 2021, we established an "at-the-market" equity offering program (the "ATM Program") that provides for the sale of shares of our Class A common stock having an aggregate offering price of up to $50 million, from time to time. Net proceeds from sales of our shares of Class A common stock under the ATM Program are expected to be used for working capital and general corporate purposes. Since the launch of the ATM program in August 2021 and through September 30, 2022, we sold 972,624 shares of our Class A common stock under the ATM Program, which generated gross proceeds of approximately $12.7 million and paid fees to the sales agent of approximately $0.4 million. In connection with the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Annual Report”) with the SEC on March 31, 2022, the ATM Program became subject to the offering limits set forth in General Instruction I.B.6 of Form S-3 ("Instruction I.B.6") because our public float was less than $75 million. For so long as our public float is less than $75 million, the aggregate market value of the shares of Class A common stock sold by us pursuant to Instruction I.B.6 during any twelve consecutive months may not exceed one-third of our public float.
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

Following the completion of the June 2022 Offering, we are unable to issue additional shares of Class A common stock pursuant to the ATM Program or otherwise use the Shelf Registration Statement for a period of time due to the restrictions under Instruction I.B.6 to Form S-3, which will limit our liquidity options in the capital markets.

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

On July 19, 2022, Warehouse Goods LLC ("Warehouse Goods"), a wholly owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement and supporting documents (collectively, the “Sale Agreement”), to sell the Company’s 50% stake in VIBES Holdings LLC for total consideration of $4.6 million in cash and on August 9, 2022, we entered into an asset-based loan agreement dated as of August 8, 2022 (the “Loan Agreement”), which makes available to the Company a term loan of up to $15.0 million.

On September 22, 2022 (the “Closing Date”), 1095 Broken Sound Pwky LLC (“1095 Broken Sound”), our wholly owned subsidiary, consummated the previously disclosed transactions contemplated by that certain Purchase and Sale Agreement, dated as of August 16, 2022, by and between 1095 Broken Sound and ASC Capital LLC (the “HQ Purchaser”) whereby 1095 Broken Sound agreed to sell a certain parcel of real estate including the our headquarters building to the HQ Purchaser for total consideration of $9.6 million in cash (collectively, the “HQ Transaction”). On the Closing Date, the Company used the proceeds from the HQ Transaction to repay the remainder of the mortgage on the headquarters building in full. The remaining proceeds will be used for general corporate purposes. For more information on the HQ Transaction, see "Note 6 - Debt."

On October 13, 2022, we entered into a Settlement Agreement (the “Settlement Agreement”) with a third-party vendor (the “Vendor”) for the repayment of approximately $1.8 million in liabilities (collectively, the “Remaining Liabilities”) due to the Vendor relating to previously purchased inventory. As previously disclosed and in connection with the our ongoing discussions with the Vendor, on July 18, 2022, we paid $1.0 million of the approximately $6.0 million balance due to the Vendor in cash and during the period of July 26, 2022 through July 31, 2022, returned approximately $1.1 million in inventory to the Vendor, which was accepted by the Vendor and was credited against the remaining outstanding balance owed by us to the Vendor. The Settlement Agreement provides for a payment plan pursuant to which the we have agreed to repay the Remaining Liabilities in weekly installments commencing on October 14, 2022. Pursuant to the terms of the Settlement Agreement, the Remaining Liabilities will be repaid in full on December 9, 2022.
On October 24, 2022, Warehouse Goods sold 38,839 shares of common stock of High Tide Inc. ("High Tide") (Nasdaq: HITI) for total consideration of approximately $0.05 million.
On October 27, 2022, we entered into securities purchase agreements with certain investors, pursuant to which we agreed to issue and sell an aggregate of 6,955,555 shares of our Class A common stock, pre-funded warrants to purchase up to 1,377,780 shares of our Class A common stock (the “October 2022 Pre-Funded Warrants”) and warrants to purchase up to 16,666,670 shares of our Class A common stock (the “October 2022 Standard Warrants” and, together with the October 2022 Pre-Funded Warrants, the “October 2022 Warrants”), in a public offering (the “October 2022 Offering”). The shares of Class A common stock and October 2022 Warrants were sold in Units (the “October 2022 Units”), with each unit consisting of one share of Class A common stock or a October 2022 Pre-Funded Warrant and two October 2022 Standard Warrants to purchase one share of our Class A common stock. The October 2022 Units were offered pursuant to our registration statement on Form S-1, which was declared effective by the Securities and Exchange Commission on October 27, 2022 (the "S-1 Registration Statement"). The October 2022 Standard Warrants are exercisable immediately at an exercise price equal to $0.90 per share of Class A common stock for a period of seven years. Each October 2022 Pre-Funded Warrant is exercisable immediately with no expiration date for one share of Class A common stock at an exercise price of $0.0001. The October 2022 Offering generated gross proceeds of approximately $7.5 million and net proceeds to the Company of approximately $6.8 million. For more information regarding the October 2022 Offering, please see "Note 13 - Subsequent Events."
On November 3, 2022, Merger Sub Gotham 2, LLC ("Merger Sub Gotham"), our wholly owned subsidiary, sold its interest in XS Financial Inc. ("XS Financial") to certain purchasers for total consideration of approximately $0.65 million, minus certain fees. On the same day, we also entered into that certain Lease Termination Agreement, dated as of October 31, 2022 solely for reference purposes (the "Lease Termination Agreement"), by and between us and Warland Investments Company (the "Landlord"), which provided for the termination of our lease at 6261 Katella Avenue in Cypress, California (collectively, the "Lease Termination"). Pursuant to the terms of the Lease Termination Agreement, we agreed to pay a fee of approximately $0.46 million as an early termination fee in consideration for the Landlord agreeing to terminate all of our remaining obligations under the Cypress lease. We expect the Lease Termination to result in approximately $1.7 million in savings, although we can provide no assurances as to the total amount of savings ultimately realized from the Lease Termination.

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
Due to declines in the Company's stock price as well as changes to our estimates and assumptions of the expected future cash flows of our Consumer Goods and Industrial Goods reporting units, management concluded that a triggering event occurred in the third quarter of 2022, requiring a quantitative impairment test of our goodwill for both of our reporting units. Based on this assessment, we concluded that the fair value of each of our two reporting units was below their respective carrying value. Furthermore, we recorded an impairment charge related to our indefinite-lived intangible assets. The following table presents impairment charges to goodwill and indefinite lived intangibles recognized during the three months ended September 30, 2022 based on the analysis described:

(in thousands)	Industrial Goods		Consumer Goods
	Goodwill	Indefinite-Lived Intangibles	Goodwill	Indefinite-Lived Intangibles
At December 31, 2021	$24,332	$29,500	$17,528	$—
Impairment charge	$(24,332)	$(24,900)	$(17,528)	$—
As of September 30, 2022	$—	$4,600	$—	$—
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

	For the three months ended September 30, 2021			For the nine months ended September 30, 2021
(in thousands)	Prior to Change	Effect of Change	As Adjusted	Prior to Change	Effect of Change	As Adjusted
Cost of sales	$41,192	$(1,365)	$39,827	$94,832	$(3,889)	$90,943
Gross profit	$122	$1,365	$1,487	$15,206	$3,889	$19,095
General and administrative	$15,430	$1,365	$16,795	$30,885	$3,889	$34,774
Total operating expenses	$27,821	$1,365	$29,186	$56,428	$3,889	$60,317
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
Revenue Recognition
Revenue under bill-and-hold arrangements was $0 for the three and nine months ended September 30, 2022, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2021, respectively. Storage fees charged to customers for bill-and-hold arrangements are recognized as invoiced. Such fees were not significant for the three and nine months ended September 30, 2022 and 2021.
Our liability for returns, which is included within "Accrued expenses and other current liabilities" in our condensed consolidated balance sheets, was approximately $0.6 million and $1.0 million as of September 30, 2022 and December 31, 2021, respectively. The recoverable cost of merchandise estimated to be returned by customers, which is included within "Other current assets" in our condensed consolidated balance sheets, was approximately $0.2 million as of September 30, 2022 and December 31, 2021, respectively.
For the three and nine months ended September 30, 2022, one customer represented approximately 24% and 20% of our net sales. No single customer represented more than 6% of our net sales for the three and nine months ended September 30, 2021. As of September 30, 2022, two customers represented approximately 21%, and 10% of accounts receivable, respectively. As of December 31, 2021, two customers represented approximately 13% and 11% of accounts receivable, respectively.
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

We performed an analysis of the VAT overpayments to the Dutch tax authorities, which we expected to be refunded to us, and VAT payable to other EU member states, including potential fines and penalties. Based on this analysis, we recorded VAT payable of approximately $0.4 million and $2.5 million relating to this matter within "Accrued expenses and other current liabilities" in our condensed consolidated balance sheet as of September 30, 2022 and December 31, 2021, respectively.

Pursuant to the purchase and sale agreement by which we acquired our European subsidiaries, the sellers are required to indemnify us against certain specified matters and losses, including any and all liabilities, claims, penalties and costs incurred or sustained by us in connection with non-compliance with tax laws in relation to activities of the sellers. The indemnity (or indemnification receivable) is limited to an amount equal to the purchase price under the purchase and sale agreement. During the three and nine months ended September 30, 2022, we recognized a gain of approximately $0.2 million and $2.0 million, respectively, within "general and administrative expenses" in our condensed consolidated statements of operations and comprehensive loss, which represented the partial reversal of a charge previously recognized based on the difference between the VAT payable and the VAT receivable and indemnification asset, as the indemnification asset became probable of recovery based on the reduction in our previously estimated VAT liability for penalties and interest based on our voluntary disclosure to, and ongoing settlement with, the relevant tax authorities in the EU member states.

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

NOTE 3. BUSINESS ACQUISITIONS AND DISPOSITIONS
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
The following table presents pro forma results for the three and nine months ended September 30, 2022 and 2021 as if our acquisition of Eyce and DaVinci, along with the closing of the merger with KushCo, had occurred on January 1, 2021, and Eyce, DaVinci, and KushCo's results had been included in our consolidated results beginning on that date (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Net sales	$28,680	$61,431	$115,130	$191,516
Cost of sales	23,711	71,286	96,094	171,809
Gross profit	4,969	(9,855)	19,036	19,707
Net loss	$(79,215)	$(60,251)	$(112,445)	$(90,256)

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

The transaction was accounted for separately from acquisition accounting for the Eyce business combination. Specifically, we recorded a gain of approximately $0 and $0.3 million, respectively, within "other income (expense), net" in our condensed consolidated statement of operations and comprehensive income for the three and nine months ended September 30, 2022 to write-off the balance of the Eyce 2022 Contingent Payment. Also, we recorded approximately $0.4 million and $0.9 million, respectively, in compensation expense related to the Amended 2022 Contingent Payment within "salaries, benefits and payroll taxes" in our condensed consolidated statement of operations and comprehensive income for the three and nine months ended September 30, 2022.

VIBES Sale

On July 19, 2022, Warehouse Goods entered into the Sale Agreement with Portofino to sell the Company’s 50% stake in VIBES Holdings LLC for total consideration of $4.6 million in cash. The transactions contemplated by the Sale Agreement were completed on July 19, 2022, immediately following the signing of the Sale Agreement. In conjunction with and as a result of the disposition of and deconsolidation of our interest in VIBES Holdings LLC, we recorded a gain of $2.0 million for the three months ended September 30, 2022, which is included as an offset in "general and administrative expenses" in our condensed consolidated statements of operations and comprehensive loss, as well as a reduction to non-controlling interest on our condensed consolidated balance sheet as of September 30, 2022 of $1.8 million. In conjunction with the Sale Agreement, we agreed to return inventory to VIBES with a carrying value of approximately $2.4 million. This obligation is recorded within "accrued expenses and other current liabilities" in our condensed consolidated balance sheet as of September 30, 2022, see "Note 8- Supplemental Financial Statement Information."

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The carrying amounts for certain of our financial instruments, including cash, accounts receivable, accounts payable and certain accrued expenses and other assets and liabilities, approximate fair value due to the short-term nature of these instruments.

As of September 30, 2022, we had equity securities and contingent consideration that are required to be measured at fair value on a recurring basis.

Our equity securities that are required to be measured at fair value on a recurring basis consist of investments in XS Financial and High Tide We have determined that our ownership does not provide us with significant influence over the operations of these entities. Accordingly, we account for our investment in these entities as equity securities, and we record changes in the fair value of these investments in "other income (expense), net" in our condensed consolidated statements of operations and comprehensive loss.

Subsequent to September 30, 2022, Merger Sub Gotham 2 and Warehouse Goods sold their interests in XS Financial and High Tide for total consideration of approximately $0.7 million. See "Note 13 - Subsequent Events" for additional details.

Our financial instruments measured at fair value on a recurring basis were as follows at the dates indicated:

	Condensed Consolidated Balance Sheet Caption	Fair Value at September 30, 2022
(in thousands)		Level 1	Level 2	Level 3	Total
Assets:
Equity securities	Other assets	$705	$—	—	705
Total Assets		$705	$—	$—	$705
Liabilities:
Contingent consideration - current	Accrued expenses and other current liabilities	$—	$—	1,300	1,300
Total Liabilities		$—	$—	$1,300	$1,300

	Condensed Consolidated Balance Sheet Caption	Fair Value at December 31, 2021
(in thousands)		Level 1	Level 2	Level 3	Total
Assets:
Equity securities	Other assets	$1,919	$—	$—	$1,919
Total Assets		$1,919	$—	$—	$1,919
Liabilities:
Interest rate swap contract	Other liabilities	$—	$288	$—	$288
Contingent consideration - current	Accrued expenses and other current liabilities	—	—	5,641	5,641
Contingent consideration - long-term	Other long-term liabilities	—	—	1,216	1,216
Total Liabilities		$—	$288	$6,857	$7,145

The estimated fair values of our financial instruments have been determined using available market information and what we believe to be appropriate valuation methodologies. There were no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy during the three and nine months ended September 30, 2022 and 2021, respectively.

Derivative Instrument and Hedging Activity

On July 11, 2019, we entered into an interest rate swap contract to manage our risk associated with the interest rate fluctuations on the Company's floating rate Real Estate Note described in "Note 6 - Debt." The counterparty to this instrument was a reputable financial institution. Our interest rate swap contract was designated as a cash flow hedge at the inception date, and was previously reflected at its fair value in our condensed consolidated balance sheets.
The fair value of our interest rate swap liability was determined based on the present value of expected future cash flows. Since our interest rate swap value was based on the LIBOR forward curve and credit default swap rates, which were observable at commonly quoted intervals for the full term of the swap, it was considered a Level 2 measurement.
Beginning with the second quarter of 2022, we discontinued hedge accounting for the interest rate swap contract. During the three and nine months ended September 30, 2022, we recorded a gain of approximately $0.1 million based on the change in fair value of the interest rate swap contract within "interest expense" in our condensed consolidated statement of income and comprehensive loss. During the second quarter of 2022, we also reclassified the related accumulated other comprehensive income balance of $0.3 million to "interest expense" in our condensed consolidated statement of income and comprehensive loss. Refer to "Note 8 - Supplemental Financial Information" for further details on the components of accumulated other comprehensive income (loss) for the nine months ended September 30, 2022 and 2021, respectively.

The unrealized loss on the derivative instrument prior to the discontinuation of hedge accounting was included within "Other comprehensive income (loss)" in our condensed consolidated statement of operations and comprehensive loss.

There was no measure of hedge ineffectiveness and no reclassifications from other comprehensive loss into interest expense for the three and nine months ended September 30, 2021. In August 2022, we terminated the interest swap contract.

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

A reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

(in thousands)	Nine Months Ended September 30, 2022
Balance at December 31, 2021	$6,857
Eyce 2021 Contingent Payment settlement in Class A common stock	(875)
Eyce 2021 Contingent Payment settlement in cash	(875)
DaVinci 2021 Contingent Payment settlement in Class A common stock	(2,611)
Write-off of Eyce 2022 Contingent Payment in conjunction with the Amended Eyce APA	(267)
Gain from fair value adjustments included in results of operations	(929)
Balance September 30, 2022	$1,300

(in thousands)	Nine Months Ended September 30, 2021
Balance at December 31, 2020	$—
Contingent consideration issued for Eyce acquisition	1,828
Loss from fair value adjustments included in results of operations	$755
Balance at September 30, 2021	$2,583

Equity Securities Without a Readily Determinable Fair Value

Our investment in equity securities without readily determinable fair value consist of ownership interests in Airgraft Inc., Sun Grown Packaging, LLC ("Sun Grown") and Vapor Dosing Technologies, Inc. ("VIVA"). We determined that our ownership interests do not provide us with significant influence over the operations of these investments. Accordingly, we account for our investments in these entities as equity securities. Airgraft Inc., Sun Grown, and VIVA are private entities and their equity securities do not have a readily determinable fair value. We elected to measure these equity securities under the measurement alternative election at cost minus impairment, if any, with adjustments through earnings for observable price changes in orderly transactions for the identical or similar investment of the same issuer. We acquired our investments in Sun Grown and VIVA as part of our merger with KushCo, which we completed in August 2021. We did not identify any fair value adjustments related to these equity securities during the three and nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022 and December 31, 2021, the carrying value of our investment in equity securities without a readily determinable fair value was approximately $2.5 million, respectively, included within "Other assets" in our condensed consolidated balance sheets. The carrying value included a fair value adjustment of $1.5 million based on an observable price change recognized during the year ended December 31, 2019.

NOTE 5. LEASES
Greenlane as a Lessee
As of September 30, 2022, we had facilities financed under operating leases consisting of warehouses, offices, and retail stores, with lease term expirations between 2023 and 2027. Lease terms are generally three to seven years for warehouses, office space and retail store locations. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The following table provides details of our future minimum lease payments under operating lease liabilities recorded in our condensed consolidated balance sheet as of September 30, 2022. The table below does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

(in thousands)	Operating Leases
2022	$683
2023	2,112
2024	1,427
2025	1,321
2026	151
Thereafter	14
Total minimum lease payments	$5,708
Less: imputed interest	219
Present value of minimum lease payments	$5,489
Less: current portion	2,462
Long-term portion	$3,027
Rent expense under operating leases was approximately $0.6 million and $2.1 million for three and nine months ended September 30, 2022, respectively, and approximately $0.5 million and $1.2 million for the three and nine months ended September 30, 2021, respectively.
The following expenses related to our operating leases were included in "general and administrative" expenses within our condensed consolidated statements of operations and comprehensive loss:

	For the nine months ended September 30,
(in thousands)	2022	2021
Operating lease costs
Operating lease cost	2,120	1,172
Variable lease cost	696	233
Total lease cost	$2,816	$1,405
The table below presents lease-related terms and discount rates as of September 30, 2022:

September 30, 2022
Weighted average remaining lease terms
Operating leases	2.8 years
Weighted average discount rate
Operating leases	2.7%
Greenlane as a Lessor
The following table represents the maturity analysis of undiscounted cash flows related to lease payments, which we expect to receive from our existing operating lease agreements related to our sublease in California:

Rental Income	(in thousands)
Remainder of 2022	$144,641
2023	385,709
2024 and thereafter	—
Total	$530,350

NOTE 6. DEBT
Our debt balance, excluding operating lease liabilities and finance lease liabilities, consisted of the following amounts at the dates indicated:

(in thousands)	September 30, 2022	December 31, 2021
Real Estate Note	$—	$7,958
Bridge Loan	—	8,000
Asset-Based Loan	15,000	—
DaVinci Promissory Note	3,155	5,000
Eyce Promissory Note	647	1,592
	18,802	22,550
Less unamortized debt issuance costs	(2,158)	(328)
Less current portion of debt	(3,156)	(11,615)
Debt, net, excluding operating and finance leases and liabilities held for sale	$13,488	$10,607
Real Estate Note
On October 1, 2018, one of the Operating Company’s wholly-owned subsidiaries financed the purchase of a building, which served as our corporate headquarters, through a real estate term note (the “Real Estate Note”) in the principal amount of $8.5 million. Our obligations under the Real Estate Note were secured by a mortgage on the property.
On August 8, 2022, we entered into a note, mortgage and loan modification agreement (the "Real Estate Note Amendment"), which amended the maturity date of the Real Estate Note to reflect a maturity date of December 1, 2022, whereupon all principal and accrued interest were to become due and payable, in full.
In September 2022, 1095 Broken Sound consummated the previously disclosed transactions contemplated by that certain Purchase and Sale Agreement, dated as of August 16, 2022, by and between 1095 Broken Sound and the HQ Purchaser whereby 1095 Broken Sound agreed to sell a certain parcel of real estate including the our headquarters building to the HQ Purchaser for total proceeds of $9.6 million in cash. On the Closing Date, the Company used a portion of the proceeds from the HQ Transaction to repay the remainder of the Real Estate Note in full. There was no remaining balance related to the Real Estate Note on our consolidated balance sheet as of September 30, 2022.
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
Asset-Based Loan
On August 9, 2022, we entered into an asset-based loan pursuant to that certain Loan and Security Agreement, dated as of August 8, 2022 (the “Loan Agreement”), by and among the Company, certain subsidiaries of the Company (the “Guarantors”), the parties thereto from time to time as lenders (the “Lenders”), and WhiteHawk Capital Partners LP, as the agent for the Lenders.

Pursuant to the Loan Agreement, the Lenders agreed to make available to us a term loan of up to $15.0 million on the terms and conditions set forth therein and the other Financing Agreements (as defined therein). As of September 30, 2022, of the total term loan amount, $2 million is located in a blocked account, which is classified as "restricted cash" on our condensed consolidated balance sheet as of September 30, 2022, and which will release the funds when permitted by the borrowing base certificate. Subject to certain exceptions described in the Loan Agreement, the Company and the Guarantors agreed to pledge all of their assets as collateral. The maturity date of the Asset-Based Loan is the third anniversary of the Closing Date (the "Maturity Date").

The Asset-Based Loan accrues interest at the prime rate plus 8.0%, and interest payments are due monthly. Beginning with the fiscal quarter ending September 30, 2023, and for each fiscal quarter thereafter until the Maturity Date, quarterly payments of $0.3 million are due, with a final payment of all remaining outstanding principal and accrued interest due on the Maturity Date.
We incurred $1.5 million of debt issuance costs related to the Asset-Based Loan, as well as an original issue discount of $0.5 million, which were recorded as a direct deduction from the carrying amount of the Asset-Based Loan, and which are amortized over the term of the Asset-Based Loan through interest expense. The Asset-Based Loan contains customary covenants and restrictions, including, without limitation, covenants that require us to comply with laws, restrictions on our ability to incur additional indebtedness, and various customary remedies for the lender following an event of default, including the acceleration of repayment of outstanding amounts under the Asset-Based Loan and execution upon the collateral securing obligations under the Asset-Based Loan. As of September 30, 2022, we were in compliance with the Asset-Based Loan covenants.
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
NOTE 8. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Accrued Expenses and Other Current Liabilities
The following table summarizes the composition of accrued expenses and other current liabilities as of the dates indicated:

(in thousands)	September 30, 2022	December 31, 2021
VAT payable (including amounts related to VAT matter described in Note 2)	$2,745	$4,393
Contingent consideration	1,300	5,641
Accrued employee compensation	5,094	6,055
Accrued professional fees	906	1,700
Refund liability (including accounts receivable credit balances)	782	1,481
Accrued construction in progress (ERP)	290	1,061
Sales tax payable	647	1,034
VIBES - assets pending distribution (Note 3)	2,432	—
Other	6,483	3,932
	$20,679	$25,297
Customer Deposits
For certain product offerings such as child-resistant packaging, closed-system vaporization solutions and custom-branded retail products, we may receive a deposit from the customer (generally 25% - 50% of the total order cost, but the amount can vary by customer contract), when an order is placed by a customer. We typically complete orders related to customer deposits within one to six months from the date of order, depending on the complexity of the customization and the size of the order, but the order completion timeline can vary by product type and terms of sale with each customer. Changes in our customer deposits liability balance during the nine months ended September 30, 2022 were as follows:

(in thousands)	Customer Deposits
Balance as of December 31, 2021	$7,924
Increases due to deposits received, net of other adjustments	10,238
Revenue recognized	(13,639)
Balance as of September 30, 2022	$4,523

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) for the periods presented were as follows:

(in thousands)	Foreign Currency Translation	Unrealized Gain or (Loss) on Derivative Instrument	Total
Balance at December 31, 2021	$282	$42	$324
Other comprehensive income (loss)	(212)	358	146
Less: Reclassification adjustment for (gain) loss included in net loss (Note 4)	—	(332)	(332)
Less: Other comprehensive (income) loss attributable to non-controlling interest	(17)	(68)	(85)
Balance at September 30, 2022	$53	$—	$53

(in thousands)	Foreign Currency Translation	Unrealized Gain or (Loss) on Derivative Instrument	Total
Balance at December 31, 2020	$183	$(154)	$29
Other comprehensive income (loss)	(59)	256	197
Less: Other comprehensive (income) loss attributable to non-controlling interest	20	(154)	(134)
Balance at September 30, 2021	$144	$(52)	$92
Supplier Concentration
Our four largest vendors accounted for an aggregate of approximately 51.9% and 53.2% of our total net sales and 66.9% and 72.6% of our total purchases for the three and nine months ended September 30, 2022, respectively, and an aggregate of approximately 29.2% and 22.8% of our total net sales and 53.2% and 84.0%. of our total purchases for the three and nine months ended September 30, 2021, respectively. We expect to maintain our relationships with these vendors.

Related Party Transactions
Nicholas Kovacevich, our Chief Executive Officer, and Dallas Imbimbo, who served on our Board prior to his resignation on April 8, 2022, own capital stock of Unrivaled Brands Inc. (“Unrivaled”) and serve on the Unrivaled board of directors. Net sales to Unrivaled totaled approximately $0 and $0.4 million for the three and nine months ended September 30, 2022, respectively, and $0 both for the three and nine months ended September 30, 2021. Total gross accounts receivable due from Unrivaled were approximately $0.4 million and $0.4 million as of September 30, 2022 and December 31, 2021, respectively.
Adam Schoenfeld, co-founder and a current director of the Company, has a significant ownership interest in one of our customers, Universal Growing. Net sales to Universal Growing totaled approximately $0.0 million and $0.2 million for the three and nine months ended September 30, 2022, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2021, respectively. Total gross accounts receivable due from Universal Growing as of September 30, 2022 and December 31, 2021 were de minimis.
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
On July 19, 2022, Warehouse Goods entered into the Sale Agreement with Portofino to sell the Company’s 50% stake in VIBES Holdings LLC for total consideration of $4.6 million in cash. The transactions contemplated by the Sale Agreement were completed on July 19, 2022, immediately following the signing of the Sale Agreement. Portofino is an entity partially controlled by Adam Schoenfeld. The Sale Agreement was approved by the affirmative vote of a majority of the disinterested members of the Board and the audit committee of the Board in accordance with the Company’s related party transactions policy.
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
Non-Controlling Interest
As discussed in “Note 1—Business Operations and Organization,” we consolidate the financial results of the Operating Company in our condensed consolidated financial statements and report a non-controlling interest related to the Common Units held by non-controlling interest holders. As of September 30, 2022, we owned 98.1% of the economic interests in the Operating Company, with the remaining 1.9% of the economic interests owned by non-controlling interest holders. The non-controlling interest in the accompanying condensed consolidated statements of operations and comprehensive loss represents the portion of the net loss attributable to the economic interest in the Operating Company held by the non-controlling holders of Common Units calculated based on the weighted average non-controlling interests’ ownership during the periods presented.
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

On April 18, 2022, we entered into Amendment No. 1 (the “Amendment”) to the sales agreement dated August 2, 2022 with Cowen. The purpose of the Amendment was to add the limitations imposed on the ATM Program by Instruction I.B.6 to the sales agreement. At the time of our entry into the Amendment, approximately $38.7 million in shares remained available for issuance under the ATM Program.

Following the completion of the June 2022 Offering we are unable to issue additional shares of Class A common stock pursuant to the ATM Program or otherwise use the Shelf Registration Statement for a period of time due to the restrictions under Instruction I.B.6 to Form S-3, which will limit our liquidity options in the capital markets.

The table below summarizes sales of our Class A common stock under the ATM program:

($ in thousands)	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022	August 2021 (Inception) through September 30, 2022
Class A shares sold*	—	852,562	972,624
Gross proceeds	$—	$9,303	$12,684
Net proceeds	$—	$9,024	$12,303
Fees paid to sales agent	$—	$279	$381
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
June 2022 Offering
On June 27, 2022, we entered into a securities purchase agreement with an accredited investor, pursuant to which we agreed to issue and sell an aggregate of 585,000 shares of our Class A common stock, pre-funded warrants to purchase up to 495,000 shares of our Class A common stock (the “June 2022 Pre-Funded Warrants”) and warrants to purchase up to 1,080,000 shares of our Class A common stock (the “June 2022 Standard Warrants” and, together with the June 2022 Pre-Funded Warrants, the “June 2022 Warrants”), in a registered direct offering (the “June 2022 Offering”). The shares of Class A common stock and June 2022 Warrants were sold in Units (the “June 2022 Units”), with each unit consisting of one share of Class A common stock or a June 2022 Pre-Funded Warrant and a June 2022 Standard Warrant to purchase one share of our Class A common stock. The June 2022 Units were offered pursuant to the Shelf Registration Statement. The June 2022 Standard Warrants are

exercisable six months from the date of issuance at an exercise price equal to $5.00 per share of Class A common stock for a period of five years. Each June 2022 Pre-Funded Warrant was exercisable six months from the date of issuance (as modified by the June 2022 Pre-Funded Warrant Waiver discussed below) with no expiration date for one share of Class A common stock at an exercise price of $0.002. The June 2022 Offering generated gross proceeds of approximately $5.4 million and net proceeds to the Company of approximately $5.0 million.
On July 27, 2022, pursuant to Section 9 of the June 2022 Pre-Funded Warrants, we waived the Initial Exercise Date (as defined in the June 2022 Pre-Funded Warrants and permitted the June 2022 Pre-Funded Warrants to be exercisable immediately to reflect the businss understanding between us and the investors in the June 2022 Offering with respect to the exerciseabilty of the June 2022 Pre-Funded Warrants (the "June 2022 Pre-Funded Warrant Waiver").
All June 2022 Pre-Funded Warrants were exercised in July 2022, based upon which we issued an additional 495,000 shares of our Class A common stock, for de minimis net proceeds.
October 2022 Offering
On October 27, 2022, we entered into securities purchase agreements with certain investors, pursuant to which we agreed to issue and sell an aggregate of 6,955,555 shares of our Class A common stock, 1,377,780 October 2022 Pre-Funded Warrants and 16,666,670 October 2022 Standard Warrants. The October 2022 Units each consisted of one share of Class A common stock or a October 2022 Pre-Funded Warrant and two October 2022 Standard Warrants to purchase one share of our Class A common stock. The October 2022 Units were offered pursuant to the S-1 Registration Statement. The October 2022 Standard Warrants are exercisable immediately at an exercise price equal to $0.90 per share of Class A common stock for a period of seven years. Each October 2022 Pre-Funded Warrant is exercisable immediately with no expiration date for one share of Class A common stock at an exercise price of $0.0001. The October 2022 Offering generated gross proceeds of approximately $7.5 million and net proceeds to the Company of approximately $6.8 million. For more information regarding the October 2022 Offering, please see "Note 13 - Subsequent Events."
All October 2022 Pre-Funded Warrants were exercised in November 2022, based upon which we issued an additional 1,377,780 shares of our Class A common stock, for de minimis net proceeds.
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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of our Class A common stock is as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net loss	$(79,215)	$(28,715)	$(112,445)	$(42,269)
Less: Net loss attributable to non-controlling interests	(4,106)	(12,434)	(9,880)	(18,689)
Net loss attributable to Class A common stockholders	$(75,109)	$(16,281)	$(102,565)	$(23,580)
Denominator:
Weighted average shares of Class A common stock outstanding*	6,574	1,987	5,694	1,203
Net loss per share of Class A common stock - basic and diluted*	$(11.43)	$(8.19)	$(18.01)	$(19.60)
*After giving effect to the one-for-20 Reverse Stock Split effective August 9, 2022.
The June 2022 Pre-Funded Warrants were included in the weighted-average in the computation of basic net loss per share of Class A common stock for the three and nine months ended September 30, 2022 and 2021, respectively, beginning with their issuance date, as their stated exercise price of $0.002 was non-substantive and their exercise was virtually assured.

For the three and nine months ended September 30, 2022 and 2021, respectively, shares of Class B common stock, shares of Class C common stock and stock options and warrants to purchase Class A common stock were excluded from the weighted-average in the computation of diluted net loss per share of Class A common stock because the effect would have been anti-dilutive.
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
KushCo Equity Plan

On August 31, 2021, we completed our merger with KushCo pursuant to the Merger Agreement dated as of March, 31, 2021. In connection with the completion of our merger with KushCo, we assumed the sponsorship of the KushCo Equity Plan. We do not intend to make future grants under the KushCo Equity Plan.
Rule 10b5-1 Trading Plans

Section 16 officer Adam Schoenfeld had an equity trading plan in place in accordance with Rule 10b5-1(c)(1) under the Exchange Act, which was cancelled as of May 20, 2022. An equity trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of our Class A common stock, including shares acquired under our equity plans.
Equity-Based Compensation Expense
Equity-based compensation expense is included within "salaries, benefits and payroll taxes" in our condensed consolidated statements of operations and comprehensive loss. We recognized equity-based compensation expense as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Stock options - Class A common stock	$82	$2,672	$1,017	$3,267
Restricted shares - Class A common stock	105	752	463	996
Restricted stock units (RSUs) - Class A common stock	—	11	11	50
Common units of the Operating Company	—	376	—	449
Total equity-based compensation expense	$187	$3,811	$1,491	$4,762
Total remaining unrecognized compensation expense as of September 30, 2022 was as follows:

	Remaining Unrecognized Compensation Expense September 30, 2022	Weighted Average Period over which Remaining Unrecognized Compensation Expense is Expected to be Recognized
	(in thousands)	(in years)
Stock options - Class A common stock	$389	1.7
Restricted shares - Class A common stock	366	1.5
Total remaining unrecognized compensation expense	$755
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
As of September 30, 2022 and December 31, 2021, management performed an assessment of the realizability of our deferred tax assets based upon which management determined that it is not more likely than not that the results of operations will generate sufficient taxable income to realize portions of the net operating loss benefits. Consequently, we established a full valuation allowance against our deferred tax assets, and reflected a carrying balance of $0 as of September 30, 2022 and December 31, 2021, respectively. In the event that management determines that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance will be made, which would reduce the provision for income taxes. The provision for and benefit from income taxes for the three and nine months ended September 30, 2022 and 2021, respectively, relates to taxes in foreign jurisdictions, including Canada and the Netherlands.
For the three and nine months ended September 30, 2022 and 2021, respectively, the effective tax rate differed from the U.S. federal statutory tax rate of 21% primarily due to the Operating Company's pass-through structure for U.S. income tax purposes, the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and the valuation allowance against the deferred tax asset.
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

Uncertain Tax Positions

For the three and nine months ended September 30, 2022 and 2021, respectively, we did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties. The Company is subject to audit examination for federal and state purposes for the years 2018 – 2020.

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

As noted above, we evaluated the realizability of the deferred tax assets resulting from the IPO and the related transactions completed in April 2019 and established a full valuation allowance against those benefits. As a result, we determined that the amount or timing of payments to noncontrolling interest holders under the TRA are no longer probable or reasonably estimable. Based on this assessment, our TRA liability was $0 as of September 30, 2022 and December 31, 2021.

If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, we will record a liability related to the TRA, which would be recognized as expense within our condensed consolidated statements of operations and comprehensive (loss) income.
During the three and nine months ended September 30, 2022 and 2021, respectively, we did not make any payments, inclusive of interest, to members of the Operating Company pursuant to the TRA.
NOTE 12. SEGMENT REPORTING
We define our segments as those operations whose results are regularly reviewed by our CODM to analyze performance and allocate resources. Therefore, segment information is prepared on the same basis that management reviews financial information for operational decision-making purposes. Our CODM is our CEO.
Following the completion of the KushCo merger in late August 2021, we reassessed our operating segments based on our new organizational structure. Based on this assessment, we determined we had the following two operating segments as of September 30, 2022 and December 31, 2021, which are the same as our reportable segments: (1) Consumer Goods, which largely comprises Greenlane's legacy operations across the United States, Canada, and Europe, and (2) Industrial Goods, which largely comprises KushCo's legacy operations across the United States and Canada. These changes in operating segments align with how we manage our business beginning with the fourth quarter of 2021. The segment disclosures below have been retrospectively restated to reflect the change in segments.
The Consumer Goods segment focuses on serving consumers across wholesale, retail and e-commerce operations—through both our proprietary Greenlane Brands, including Eyce, DaVinci, Marley Natural, Keith Haring, and Higher Standards, as well as lifestyle products and accessories from leading brands, like PAX, Storz and Bickel, Grenco Science, VIBES and many more. The Consumer Goods segment forms a central part of our growth strategy, especially as it relates to scaling our own portfolio of higher-margin Greenlane Brands.
The Industrial Goods segment focuses on serving the premier MSOs, operators, and retailers through our wholesale operations by providing ancillary products essential to their growth, such as customizable packaging and supply products and vaporization solutions offering which includes CCELL branded products.
Our CODM allocates resources to and assesses the performance of our two operating segments based on the operating segments' net sales and gross profit. The following table sets forth information by reportable segment for the three and nine months ended September 30, 2022 and 2021, respectively. There were no material intersegment sales during the three and nine months ended September 30, 2022, and 2021, respectively.

	For the three months ended September 30, 2022			For the three months ended September 30, 2021
(in thousands)	Consumer Goods	Industrial Goods	Total	Consumer Goods	Industrial Goods	Total
Net sales	$8,565	$20,115	$28,680	$24,724	$16,590	$41,314
Cost of sales	7,937	15,774	23,711	23,213	16,614	39,827
Gross profit	$628	$4,341	$4,969	$1,511	$(24)	$1,487

	For the nine months ended September 30, 2022			For the nine months ended September 30, 2021
(in thousands)	Consumer Goods	Industrial Goods	Total	Consumer Goods	Industrial Goods	Total
Net sales	$41,617	$73,513	$115,130	$85,232	$24,806	$110,038
Cost of sales	35,104	60,990	96,094	68,766	22,177	90,943
Gross profit	$6,513	$12,523	$19,036	$16,466	$2,629	$19,095
The following table sets forth specific asset categories which are reviewed by our CODM in the evaluation of operating segments:

	As of September 30, 2022			As of December 31, 2021
(in thousands)	Consumer Goods	Industrial Goods	Total	Consumer Goods	Industrial Goods	Total
Accounts receivable, net	$5,155	$6,650	$11,805	$3,746	$10,944	$14,690
Inventories, net	$21,568	$26,377	$47,945	$32,142	$34,840	$66,982
Vendor deposits	$6,897	$2,270	$9,167	$9,675	$8,800	$18,475

NOTE 13. SUBSEQUENT EVENTS

Chief Executive Officer Transition

On October 7, 2022, we announced that Nicholas Kovacevich, our Chief Executive Officer, will step down as Chief Executive Officer on December 31, 2022 and transition into a new role within the Company as Chief Corporate Development Officer effective January 1, 2023 (the “Transition Date”).

Board Refreshment

In addition to the Chief Executive Officer transition announced on October 7, 2022, we also announced that we are exploring changes to the composition of the Board. The Nominating and Corporate Governance Committee of the Board is conducting an ongoing search with an emphasis on candidates identified as providing specific skill sets in areas such as consumer packaged goods, technology and innovation as the we pursue the previously disclosed changes to our business model.

Entry into Amended and Restated Employment Agreement with Nicholas Kovacevich

On October 6, 2022, in connection with the Chief Executive Officer transition described above, we entered into an amended and restated employment agreement (the “Amended Employment Agreement”) with Mr. Kovacevich. In connection with his entry into the Amended Employment Agreement, Mr. Kovacevich’s prior employment agreement with us was terminated. Additional information about the Amended Employment Agreement can be found in our Current Report on Form 8-K, filed with the SEC on October 7, 2022.

Vendor Payment Plan

On October 13, 2022, we entered into the Settlement Agreement with the Vendor for the repayment of the Remaining Liabilities due to the Vendor relating to previously purchased inventory. As previously disclosed and in connection with the our ongoing discussions with the Vendor, on July 18, 2022, we paid $1.0 million of the approximately $6.0 million balance due to the Vendor in cash and during the period of July 26, 2022 through July 31, 2022, returned approximately $1.1 million in inventory to the Vendor, which was accepted by the Vendor and was credited against the remaining outstanding balance owed by us to the Vendor. The Settlement Agreement provides for a payment plan pursuant to which the we have agreed to repay the Remaining Liabilities in weekly installments commencing on October 14, 2022. Pursuant to the terms of the Settlement Agreement, the Remaining Liabilities will be repaid in full on December 9, 2022.
High Tide and XS Financial Sales
On October 24, 2022, Warehouse Goods sold 38,839 shares of High Tide common stock for total consideration of approximately $0.05 million.
On November 3, 2022, Merger Sub Gotham 2, LLC, our wholly owned subsidiary, sold its interest in XS Financial to certain purchasers for total consideration of approximately $0.65 million, minus certain fees.
October 2022 Offering

On October 27, 2022, we entered into securities purchase agreements with certain investors, pursuant to which we agreed to issue and sell an aggregate of 6,955,555 shares of our Class A common stock, 1,377,780 October 2022 Pre-Funded Warrants and 16,666,670 October 2022 Standard Warrants. The October 2022 Units each consisted of one share of Class A common stock or a October 2022 Pre-Funded Warrant and two October 2022 Standard Warrants to purchase one share of our Class A common stock. The October 2022 Units were offered pursuant to the S-1 Registration Statement. The October 2022 Standard Warrants are exercisable immediately at an exercise price equal to $0.90 per share of Class A common stock for a period of seven years. Each October 2022 Pre-Funded Warrant is exercisable immediately with no expiration date for one share of Class A common stock at an exercise price of $0.0001. The October 2022 Offering generated gross proceeds of approximately $7.5 million and net proceeds to the Company of approximately $6.8 million.
All October 2022 Pre-Funded Warrants were exercised in November 2022, based upon which we issued an additional 1,377,780 shares of our Class A common stock, for de minimis net proceeds.
Katella Lease Termination
On November 3, 2022, we also entered into that certain Lease Termination Agreement, dated as of October 31, 2022 solely for reference purposes (the "Lease Termination Agreement"), by and between us and Warland Investments Company (the "Landlord"), which provided for the termination of our lease at 6261 Katella Avenue in Cypress, California (Collectively, the "Lease Termination"). Pursuant to the terms of the Lease Termination Agreement, we agreed to pay a fee of approximately $0.46 million as an early termination fee in consideration for the Landlord's agreement to terminate all of our remaining obligations under the Cypress lease. We expect the Lease Termination to result in approximately $1.7 million in savings, although we can provide no assurances as to the total amount of savings realized from the Lease Termination.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of Greenlane Holdings, Inc. and its consolidated subsidiaries (“Greenlane” and, collectively with the Operating Company and its consolidated subsidiaries, the “Company”, "we", "us" and "our") for the quarterly period ended September 30, 2022 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and related notes of Greenlane Holdings, Inc. for the year ended December 31, 2021, which are included in our Annual Report on Form 10-K.
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
•our limited liquidity and our ability to successfully execute our strategic initiatives to improve our liquidity position;
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

We have been developing a world-class portfolio of our own proprietary brands (the "Greenlane Brands") that we believe will, over time, deliver higher margins and create long-term value for our customers and shareholders. Our Greenlane Brands are comprised of child-resistant packaging innovator Pollen Gear; the Marley Natural accessory line; the K. Haring Glass Collection accessory line; Aerospaced grinders; Cookies lifestyle line; and Higher Standards, which is both an upscale product line and an innovative retail experience with a flagship store in New York City’s famed Chelsea Market. During 2021, we have taken significant strides to grow our brand portfolio including with the March acquisition of substantially all of the assets of Eyce LLC and more recently, the November acquisition of substantially all of the assets of Organicix LLC dba DaVinci Tech. We also completed development of our newest product line, Groove, an expansive collection of reliable ancillary cannabis products officially launched in October of this year. At a more affordable price point, we are excited to attract a broader customer range with options for consumers of all budgets. Furthermore, as a pioneer in the ancillary cannabis space, Greenlane is the partner of choice for many of the industry's leading MSOs, LPs, and brands, including Storz & Bickel, Firefly, Santa Cruz Shredder, Cookies, and CCELL.

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

2022 Plan

On March 10, 2022, we announced our strategic plan (the “2022 Plan”) to reduce our cost structure, increase liquidity and accelerate our path to profitability. The 2022 Plan includes a recently completed reduction in force, reduction of facility footprints worldwide, a sale leaseback of our headquarters building, disposition of non-core assets, discontinuation of lower-margin third-party brands, increase of prices on select products and securing an asset-based loan that will support our working capital needs (with respect to the sale of the Company’s headquarters building, discontinuation and disposition of non-core and lower-margin inventory and securing an asset-backed loan, the “Liquidity Initiatives”).

On June 22, 2022, we provided an update on the Liquidity Initiatives, which our management believes can generate more than $30.0 million of liquidity on a non-dilutive basis by the end of 2022 if all measures are successful. On July 19, 2022, Warehouse Goods entered into that certain Membership Interest Purchase Agreement and supporting documents to sell our 50% stake in VIBES Holdings LLC for total consideration of $4.6 million in cash. Additionally, on August 9, 2022, we entered into an asset-based loan pursuant to that certain Loan and Security Agreement, dated as of August 8, 2022 (the “Loan Agreement”), by and among the Company, certain subsidiaries of the Company as guarantors, the parties thereto from time to time as lenders (the “Lenders”), and WhiteHawk Capital Partners LP, as the agent for the Lenders. As described in the Loan Agreement, the Lenders agreed to make available to us a term loan of up to $15.0 million on the terms and conditions set forth therein and the other Financing Agreements (as defined therein). Subsequently, on August 16, 2022, 1095 Broken Sound Pwky entered into a Purchase and Sale Agreement with a third-party whereby 1095 Broken Sound agreed to sell a certain parcel of real estate including our headquarters building in Boca Raton, Florida for total consideration of $9.95 million, and on September 22, 2022 we closed on the sale. We expect to remain in our current headquarters space at 1095 Broken Sound Parkway, Suite 300 in Boca Raton, Florida through the end of November 2022, at which point we will transition our headquarters to Suite 100.

Finally, we are working to sell our excess & obsolete (“E&O”) inventory of lower-margin, non-strategic products, along with reducing our overall level of inventory on hand. In May 2022, we commenced our official E&O sales program internally and have since sold more than $2.7 million of previously reserved E&O inventory. Our management anticipates that the proceeds from these E&O sales, combined with a general sell-down of other non-core third-party brand inventory, will generate more than $10.0 million in liquidity.

Management believes that the 2022 Plan will significantly reduce costs, help accelerate the Company's path to profitability, support the growth of the business in a non-dilutive manner, and allow the Company to reinvest capital into its highest margin and highest growth potential product lines, such as its Greenlane Brands.

Notwithstanding the 2022 Plan, we were required to obtain additional capital through the sale of common stock and warrants in a public offering that closed in October 2022. See Note 9 — October 2022 Offering. This offering was completed in order to meet short term funding needs, and we are still seeking to execute our 2022 Plan and other liquidity initiatives.

Discontinuation of Nicotine Sales and Increased Focus on Greenlane Brands

Over the course of 2021, we reduced our reliance on lower-margin third-party nicotine brands and increased our focus on our Greenlane Brands, as part of our strategy to scale our portfolio of proprietary brands to build the leading house of brands in the ancillary cannabis industry. As evidence of this, sales from nicotine products decreased to $0 of total net sales for the nine months ended September 30, 2022 from $0.1 million, or 0.3% of total net sales for the same period in 2021.

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

Results of Operations
The following table presents operating results for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,						Nine Months Ended September 30,
			% of Net sales		Change				% of Net sales		Change
	2022	2021	2022	2021	$	%	2022	2021	2022	2021	$	%
Net sales	28,680	41,314	100.0%	100.0%	$(12,634)	(30.6)%	115,130	110,038	100.0%	100.0%	$5,092	4.6%
Cost of sales	23,711	39,827	82.7%	96.4%	(16,116)	(40.5)%	96,094	90,943	83.5%	82.6%	5,151	5.7%
Gross profit	4,969	1,487	17.3%	3.6%	3,482	234.2%	19,036	19,095	16.5%	17.4%	(59)	(0.3)%

Operating expenses:
Salaries, benefits and payroll taxes	7,000	11,192	24.4%	27.1%	(4,192)	(37.5)%	25,897	23,158	22.5%	21.0%	2,739	11.8%
General and administrative	8,547	16,795	29.8%	40.7%	(8,248)	(49.1)%	30,850	34,774	26.8%	31.6%	(3,924)	(11.3)%
Goodwill and indefinite-lived intangibles impairment charge	66,760	—	232.8%	—%	66,760		66,760	—	58.0%	—%	66,760	—%
Depreciation and amortization	2,124	1,199	7.4%	2.9%	925	77.1%	6,876	2,385	6.0%	2.2%	4,491	188.3%
Total operating expenses	84,431	29,186	294.4%	70.7%	55,245	189.3%	130,383	60,317	113.3%	54.8%	70,066	116.2%
Loss from operations	(79,462)	(27,699)	(277.1)%	(67.0)%	(51,763)	186.9%	(111,347)	(41,222)	(96.8)%	(37.5)%	(70,125)	170.1%

Other income (expense), net:
Interest expense	(926)	(119)	(3.2)%	(0.3)%	(807)	678.2%	(1,598)	(368)	(1.4)%	(0.3)%	(1,230)	334.2%
Other income (expense), net	1,173	(894)	4.1%	(2.2)%	2,067	(231.2)%	562	(690)	0.5%	(0.6)%	1,252	(181.4)%
Total other expense, net	247	(1,013)	0.9%	(2.5)%	1,260	*	(1,036)	(1,058)	(0.9)%	(1.0)%	22	*
Loss before income taxes	(79,215)	(28,712)	(276.2)%	(69.6)%	(50,503)	175.9%	(112,383)	(42,280)	(97.7)%	(38.5)%	(70,103)	165.8%
Provision for (benefit from) income taxes	—	3	—%	—%	(3)	(100.0)%	62	(11)	0.1%	—%	73	(663.6)%
Net loss	(79,215)	(28,715)	(276.2)%	(69.6)%	(50,500)	175.9%	(112,445)	(42,269)	(97.8)%	(38.5)%	(70,176)	166.0%
Net loss attributable to non-controlling interest	(4,106)	(12,434)	(14.3)%	(30.1)%	8,328	(67.0)%	(9,880)	(18,689)	(34.4)%	(17.0)%	8,809	(47.1)%
Net loss attributable to Greenlane Holdings, Inc.	$(75,109)	$(16,281)	(261.9)%	(39.4)%	$(58,828)	361.3%	$(102,565)	$(23,580)	(63.4)%	(21.4)%	$(78,985)	335.0%
*Not meaningful

Consolidated Results of Operations
Net Sales
For the three months ended September 30, 2022, net sales were approximately $28.7 million, compared to approximately $41.3 million for the same period in 2021, representing a decrease of $12.6 million, or 30.6%. The decrease was partially offset by the merger with KushCo in August 2021, which contributed $20.1 million in net sales in 2022 compared to $12.6 million for prior year, which only included September 2021 activity. Excluding KushCo's post-merger sales, net sales decreased 70.2% to $8.6 million for the three months ended September 30, 2022 compared to $28.7 million for the same period in 2021. Third-party consumer brand sales decreased $14.3 million compared to the same period in 2021 due to our strategy to focus on proprietary brands and business strategy to move away from lower margin third-party consumer brand sales. Sales of Greenlane Brands decreased $3.6 million, or 54.7%, to $3.0 million for the three months ended September 30, 2022 from $6.6 million for the same period in 2021, driven largely by a decrease in Vibes due to the sale of Greenlane's interest in the business, a decrease in Eyce and Aerospaced sales, partially offset by an increase in DaVinci.

For the nine months ended September 30, 2022, net sales were approximately $115.1 million, compared to approximately $110.0 million for the same period in 2021, representing an increase of $5.1 million or 4.6%. The increase was primarily due to the merger with KushCo in August 2021, which contributed $73.5 million in net sales in 2022 versus $12.6 million for prior year, which only included September 2021 activity.. Excluding KushCo's post-merger sales, net sales declined 51% to $41.6 million for the nine months ended September 30, 2022 compared to $85.2 million for the same period in 2021.

The decrease year over year is related to Industrial Pollen Gear $5.4 million and consumer goods sales for Greenlane Brands $7.6 million and third-party brands decreasing $27.9 million as a whole. The Company is in process of implementing a business strategy to move away from lower margin third-party consumer brand sales and focus on Greenlane Brands with higher margins. Revenue was negatively impacted by Greenlane's selling it's interest in the Vibes business during the current quarter. Sales were adversely impacted by ERP implementation efforts and the introduction of new CRM and B2B systems.
Cost of Sales and Gross Margin

For the three months ended September 30, 2022, cost of sales decreased by $16.1 million, or 40.5%, as compared to the same period in 2021. The decrease in cost of sales was attributable to a decrease in revenue.
Gross margin increased to 17.3% for the three months ended September 30, 2022, compared to gross margin of 3.6% for the same period in 2021. Excluding write-offs of damaged and obsolete inventory for the three months ended September 30, 2022 and 2021 of $1.0 million and $7.6 million, respectively, associated with post-merger and ongoing product rationalization initiatives, gross margins decreased 1.1% to 20.8% for the three months ended September 30, 2022, compared to 22.0% for the same period in 2021. The increase in margin is related to a 71.9% decline in third-party brand sales, which carry a lower margin profile.

For the nine months ended September 30, 2022 cost of sales increased by $5.2 million, or 5.7%, as compared to the same period in 2021. The increase is related to the increase in sales year over year of 4.6%.

Gross margin decreased to 16.5% for the nine months ended September 30, 2022, compared to gross margin of 17.4% for the same period in 2021. Excluding inventory write-offs of damaged and obsolete inventory for the nine months ended September 30, 2022 and 2021, respectively, of $7.8 million and $7.6 million respectively, associated with post-merger and ongoing product rationalization initiatives, gross margins decreased 1.1% to 20.8% for the nine months ended September 30, 2022, compared to 22.0% for the same period in 2021. Excluding damaged and obsolete negative impact margins remained relatively flat year over year.
Salaries, Benefits and Payroll Taxes
Salaries, benefits and payroll taxes expenses decreased by approximately $4.2 million, or 37.5%, to $7.0 million for the three months ended September 30, 2022, compared to $11.2 million for the same period in 2021, primarily due to a decrease in stock compensation of $3.4 million related to the acceleration of vesting options due to the KushCo merger.
Salaries, benefits and payroll taxes expenses increased by approximately $2.7 million or 11.8% , to $25.9 million for the the nine months ended September 30, 2022, compared to $23.2 million for the same period in 2021, primarily due to an increase related to the KushCo merger, partially offset by a $2.7 million decrease in stock compensation.
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
General and Administrative Expenses
General and administrative expenses decreased by approximately $8.2 million, or 49.1%, for the three months ended September 30, 2022, compared to the same period in 2021. This decrease was primarily due to an decrease of approximately $5.0 million in marketing expense, $1.3 million in professional fees and $1.8 million in prepaid inventory write-off for the prior year. Also contributing to the decrease was the gain on the sale of the Vibes business interest $2.1 million, Boca Florida real estate sale $0.8M offset by an increase in bad debt expense of $0.8 million year over year and fixed asset sale loss of $0.7 million.
General and administrative expenses decreased by approximately $3.9 million or 11.3%, for the nine months ended September 30, 2022, compared to the same period in 2021. This decrease was primarily due to a $3.5 million reduction in professional fees related to the KushCo merger. Additionally, merchant fees decreased $1.3 million due to a decline in consumer revenue, insurance decreased $1.3 million due to a one-time D&O insurance payment related to the KushCo merger in the prior year, marketing expenses decreased $0.6 million, and restructuring expenses decreased $0.6 million. These declines were partially offset by a $2.2 million increase in bad debt, $1.9 million increase in facilities, and $0.8 million increase in outbound shipping driven by the KushCo merger. Also contributing to the decrease was the gain on the sale of the Vibes business interest of $2.1 million, and then Boca Raton, Florida real estate sale of $0.8M offset by a loss of $0.7 million related to a fixed asset sale.
Goodwill and Indefinite-Lived Intangibles Impairment Charge

We incurred a goodwill and indefinite-lived intangibles impairment charge of approximately $66.8 million during the three months ended September 30, 2022, compared to no such impairment charge for the comparable period in 2021. This impairment charge was due to declining business and declining enterprise value.
We incurred a goodwill and indefinite-lived intangibles impairment charge of approximately $66.8 million during the nine months ended September 30, 2022, compared to no such impairment charge for the comparable period in 2021. This impairment charge was due to declining business and declining enterprise value.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $0.9 million, or 77.1%, for the nine months ended September 30, 2022, compared to the same period in 2021. The increase is primarily related to the additional depreciation and amortization expense related to assets acquired in conjunction with the KushCo merger, the Eyce and DaVinci business acquisitions, and the ERP implementation.
Depreciation and amortization expense increased $4.5 million, or 188.3%, for the nine months ended September 30, 2022, compared to the same period in 2021. The increase is primarily related to the additional depreciation and amortization expense related to assets acquired in conjunction with the KushCo merger, the Eyce and DaVinci business acquisitions, and the ERP implementation.
Other Income (Expense), Net
Interest expense.
Interest expense increased approximately $0.8 million during the three months ended September 30, 2022. The increase is primarily related to the new ABL facility and promissory notes for the Eyce and DaVinci acquisition.

Interest expense decreased approximately $1.2 million during the nine months ended September 30, 2022. The increase is primarily related to the new ABL facility and promissory notes for the Eyce and DaVinci acquisition.
Other expense, net.
Other income (expense), net, expense increased by approximately $2.1 million million for the three months ended September 30, 2022, compared to the same period in 2021. The change is primarily due to a gain related to the change in fair value of contingent consideration of $1.0 million related to the DaVinci acquisition.
Other income (expense), net, expense increased by approximately $1.3 million for the nine months ended September 30, 2022, compared to the same period in 2021. The change is primarily due to a gain related to the change in fair value of contingent consideration of $1.0 million related to the DaVinci acquisition.
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
For the three and nine months ended September 30, 2022 and 2021, respectively, the effective tax rate differed from the U.S. federal statutory tax rate of 21% primarily due to the Operating Company's pass-through structure for U.S. income tax purposes, the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and the valuation allowance against the deferred tax asset.
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
Our CODM allocates resources to and assesses the performance of our two operating segments based on the operating segments' net sales and gross profit. The following table sets forth information by reportable segment for the three and nine months ended September 30, 2022 and 2021, respectively:

	Three Months Ended September 30,						Nine Months Ended September 30,
			% of Total Net sales		Change				% of Total Net sales		Change
	2022	2021	2022	2021	$	%	2022	2021	2022	2021	$	%
Net sales:
Consumer Goods	$8,565	$24,724	29.9%	59.8%	$(16,159)	(65.4)%	$41,617	$85,232	36.1%	77.5%	$(43,615)	(51.2)%
Industrial Goods	20,115	16,590	70.1%	40.2%	3,525	21.2%	73,513	24,806	63.9%	22.5%	48,707	196.4%
Total net sales	$28,680	$41,314					$115,130	$110,038

			% of Segment Net sales		Change				% of Segment Net sales		Change
Cost of sales:	2022	2021	2022	2021	$	%	2022	2021	2022	2021	$	%
Consumer Goods	$7,937	$23,213	92.7%	93.9%	$(15,276)	(65.8)%	$35,104	$68,766	84.4%	80.7%	$(33,662)	(49.0)%
Industrial Goods	15,774	16,614	78.4%	100.1%	(840)	(5.1)%	60,990	22,177	83.0%	89.4%	38,813	175.0%
Total cost of sales	$23,711	$39,827					$96,094	$90,943

Gross profit:
Consumer Goods	$628	$1,511	7.3%	6.1%	$(883)	(58.4)%	$6,513	$16,466	15.6%	19.3%	$(9,953)	(60.4)%
Industrial Goods	4,341	(24)	21.6%	(0.1)%	4,365	(18187.5)%	12,523	2,629	17.0%	10.6%	9,894	376.3%
Total gross profit	$4,969	$1,487					$19,036	$19,095
Consumer Goods
For the three months ended September 30, 2022, our Consumer Goods operating segment reported net sales of approximately $8.6 million compared to approximately $24.7 million for the same period in 2021, representing a decrease of $16.2 million or 65.4%. The year-over-year decrease represented a $5.6 million or 63.2% decrease in Greenlane Brands sales and a $14.3 million or 71.9% decrease in consumer third-party brand sales due to our strategy to focus on proprietary brands with higher margins. The company has also sold Greenlane's interest in the Vibes business impacting sales negatively.
For the nine months ended September 30, 2022, our Consumer Goods operating segment reported net sales of approximately $41.6 million compared to approximately $85.2 million for the same period in 2021, representing a decrease of $43.6 million or 51.2%. The year-over-year decrease is driven by a decrease in third-party and Greenlane brand sales. The company has also sold Greenlane's interest in the Vibes business impacting sales negatively.
For the three months ended September 30, 2022, cost of sales decreased by $15.3 million, or 65.8%, as compared to the same period in 2021. The decrease in cost of sales was primarily due to the $16.2 million aforementioned sales decrease of 65.4%.
For the nine months ended September 30, 2022, cost of sales decreased by $33.7 million or 49.0% , as compared to the same period in 2021. The decrease in cost of sales was primarily due to a $43.6 million or 51.2% decrease in sales compared to the same period in 2021.

Gross margin increased 1.2% to 7.3% for the three months ended September 30, 2022, compared to gross margin of approximately 6.1% for the same period in 2021. The low margins in both years are related to excess and obsolete inventory charges associated with inventory and product rationalization initiatives. Excluding these D&O charges of $0.8 million, gross margin was approximately 17.0% for the three months ended September 30, 2022, compared to gross margin of approximately 23.5% for the same period in 2021 which incurred $4.3 million of D&O write-offs.
Gross margin decreased 3.7% to 15.6% for the nine months ended September 30, 2022, compared to gross margin of approximately 19.3% for the same period in 2021. The decrease is related to excess and obsolete inventory charges associated with inventory and product rationalization initiatives. Excluding these D&O charges of $3.4 million, gross margin was approximately 23.7% for the nine months ended September 30, 2022, compared to gross margin of approximately 25.8% for the same period in 2021 which incurred $5.5 million of D&O write-offs.
Industrial Goods
For the three months ended September 30, 2022, our Industrial Goods operating segment reported net sales of approximately $20.1 million compared to approximately $16.6 million for the same period in 2021, representing an increase of $3.5 million or 21.2%. The increase is directly related to net sales resulting from our merger with KushCo in August 2021.
For the nine months ended September 30, 2022, our Industrial Goods operating segment reported net sales of approximately $73.5 million compared to approximately $24.8 million for the same period in 2021, representing an increase of $48.7 million or 196.4%. The increase is directly related to the net sales resulting from our merger with KushCo in August 2021.
For the three months ended September 30, 2022, cost of sales decreased by $0.8 million, or 5.1%, as compared to the same period in 2021, due to the increase in sales.
For the nine months ended September 30, 2022, cost of sales increased by $38.8 million or 175.0%, as compared to the same period in 2021, due to the increase in sales year-over-year.
Gross margin was approximately 21.6% for the three months ended September 30, 2022, compared to gross margin of approximately (0.1)% for the same period in 2021, representing a 15017.7% year-over-year increase. Excluding post-merger strategic product rationalization initiative charges of $0.2 million, gross margin was approximately 22.4% for the three months ended September 30, 2022, compared to gross margin of approximately 17.8% for the same period in 2021 excluding post-merger strategic product rationalization charge of $3.0 million. The year over year increase in gross margin of approximately 4.6% is related to the sale of higher-margin KushCo related products.
Gross margin was approximately 17.0% million for the nine months ended September 30, 2022, compared to gross margin of approximately 10.6% for the same period in 2021, representing a 60.7% year-over-year increase. Excluding post-merger strategic product rationalization initiative charges of $4.7 million, gross margin was approximately 23.4% for the nine months ended September 30, 2022, compared to gross margin of approximately 22.6% for the same period in 2021 excluding post-merger strategic product rationalization charge of $3.0 million. The year-over-year increase in gross margin of approximately 0.8% is related to the sale of higher-margin KushCo related products.
Net Sales by Geographic Regions

	Three Months Ended September 30,						Nine Months Ended September 30,
			% of Net sales		Change				% of Net sales		Change
	2022	2021	2022	2021	$	%	2022	2021	2022	2021	$	%
Net sales:
United States	$25,801	$37,501	90.0%	90.8%	$(11,700)	(31.2)%	$106,407	$96,862	92.4%	88.0%	$9,545	9.9%
Canada	1,543	982	5.4%	2.4%	561	57.1%	4,273	4,955	3.7%	4.5%	(682)	(13.8)%
Europe	1,336	2,831	4.7%	6.8%	(1,495)	(52.8)%	4,464	8,221	3.9%	7.5%	(3,757)	(45.7)%
Total net sales	$28,680	$41,314	100.1%	100.0%	$(12,634)	(30.6)%	$115,144	$110,038	100.0%	100.0%	$5,106	4.6%
United States

For the three months ended September 30, 2022, our United States net sales were approximately $25.8 million, compared to approximately $37.5 million for the same period in 2021, representing a decrease of $11.7 million, or 31.2%. The year-over-year decrease was primarily reduced by the impact of the KushCo merger, which contributed $20.1 million in total net sales. Excluding net sales contributed by KushCo, total net sales decreased by approximately $20.1 million, or 70.2%, to approximately $8.6 million for the three months ended September 30, 2022, compared to the same period in 2021. The year-

over-year decrease was principally due to a decrease in wholesale revenue of $10.0 million, and a decrease in consumer retail and marketplace revenue of $4.2 million.

For the nine months ended September 30, 2022, our United States net sales were approximately $106.4 million, compared to approximately $96.9 million for the same period in 2021, representing an increase of $9.5 million, or 9.9%. The year-over-year increase was primarily due to the merger with KushCo, which contributed $70.9 million in total net sales. Excluding net sales contributed by KushCo, total net sales decreased by approximately $37.5 million, or 106.6%, to approximately $35.1 million for the nine months ended September 30, 2022, compared to the same period in 2021. The decrease was driven by a decrease in wholesale revenue and consumer marketplace and e-commerce business.
Canada
For the three months ended September 30, 2022, our Canadian net sales were approximately $1.5 million, compared to approximately $1.0 million for the same period in 2021, representing an increase of $0.6 million, or 57.1%. The year-over-year increase was primarily due to the merger with KushCo, which contributed in total net sales. This was partially offset by a $0.4 million decrease in consumer revenue.
For the nine months ended September 30, 2022, our Canadian net sales were approximately $4.3 million, compared to approximately $5.0 million for the same period in 2021, representing a decrease of $0.7 million, or 13.8%. The year-over-year decrease was primarily due to a decrease in wholesale revenue offset by incremental sales contributed by KushCo.
Europe

For the three months ended September 30, 2022, our European net sales were approximately $1.3 million, compared to approximately $2.8 million for the same period in 2021, representing a decrease of $1.5 million or 52.8%. This was primarily due to a $0.9 million, or 65.2%, decrease in our e-commerce sales.

For the nine months ended September 30, 2022, our European net sales were approximately $4.5 million, compared to approximately $8.2 million for the same period in 2021, representing a decrease of $3.8 million, or 45.7%. This was primarily due to a decrease in wholesale sales.
Liquidity and Capital Resources
We believe that our cash on hand will be sufficient to fund our working capital and capital expenditure requirements, as well as our debt repayments and other liquidity requirements associated with our existing operations, for at least the next 12 months.
Our primary requirements for liquidity and capital are working capital, debt service related to recent acquisitions and general corporate needs. Our primary sources of liquidity are our cash on hand and the cash flow that we generate from our operations, as well as proceeds other equity issuances such as our June 2022 and August 2022 offerings. As of September 30, 2022, 2022, we had approximately $8.0 million of cash, of which $1.0 million was held in foreign bank accounts, and approximately $39.4 million of working capital, which is calculated as total current assets minus total current liabilities, as compared to approximately $12.9 million of cash, of which $0.7 million was held in foreign bank accounts, and approximately $53.8 million of working capital as of December 31, 2021. The repatriation of cash balances from our foreign subsidiaries could have adverse tax impacts or be subject to capital controls; however, these balances are generally available to fund the ordinary business operations of our foreign subsidiaries without legal or other restrictions.

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

On March 10, 2022, we announced the 2022 Plan to reduce our cost structure, increase liquidity and accelerate our path to profitability. The 2022 Plan includes a recently completed reduction in force, reduction of facility footprints worldwide, a sale leaseback of our headquarters building, disposition of non-core assets, discontinuation of lower-margin third-party brands, increase of prices on select products and securing an asset-based loan that will support our working capital needs (with respect to the sale of the Company’s headquarters building, discontinuation and disposition of non-core and lower-margin inventory and securing an asset-backed loan, the “Liquidity Initiatives”). Please see "Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Overview — 2022 Plan" for more information.
On July 19, 2022, we entered into the Sale Agreement with Portofino to sell the Company’s 50% stake in VIBES Holdings LLC for total consideration of $4.6 million in cash and on August 9, 2022, we entered into the Loan Agreement whereby the Lenders agreed to make available to the Company a term loan of up to $15.0 million.

On October 1, 2018, one of the Operating Company’s wholly-owned subsidiaries closed on the purchase of a building for $10.0 million, which serves as our corporate headquarters. The purchase was financed through a real estate term note (the “Real Estate Note”) in the principal amount of $8.5 million, with one of the Operating Company’s wholly-owned subsidiaries as the borrower and Fifth Third Bank as the lender. Principal amounts plus any accrued interest at a rate of LIBOR plus 2.39% are due monthly. Our obligations under the Real Estate Note are secured by a mortgage on the property. On September 22, 2022 (the “Closing Date”), 1095 Broken Sound consummated the previously disclosed transactions contemplated by that certain Purchase and Sale Agreement, dated as of August 16, 2022, by and between 1095 Broken Sound and ASC Capital LLC (the “Purchaser”) whereby 1095 Broken Sound agreed to sell a certain parcel of real estate including the our headquarters building to the Purchaser for total consideration of $9.95 million in cash (collectively, the “HQ Transaction”). On the Closing Date, the Company used the proceeds from the HQ Transaction to repay the remainder of the Real Estate Note in full. The remaining proceeds will be used for general corporate purposes.

On July 19, 2022, Warehouse Goods LLC ("Warehouse Goods"), a wholly owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement and supporting documents (collectively, the “Sale Agreement”), to sell the Company’s 50% stake in VIBES Holdings LLC for total consideration of $4.6 million in cash and on August 9, 2022, we entered into an asset-based loan agreement dated as of August 8, 2022 (the “Loan Agreement”), which makes available to the Company a term loan of up to $15.0 million.

On October 13, 2022, we entered into the Settlement Agreement with the Vendor for the repayment of the Remaining Liabilities due to the Vendor relating to previously purchased inventory. As previously disclosed and in connection with the our ongoing discussions with the Vendor, on July 18, 2022, we paid $1.0 million of the approximately $6.0 million balance due to the Vendor in cash and during the period of July 26, 2022 through July 31, 2022, returned approximately $1.1 million in inventory to the Vendor, which was accepted by the Vendor and was credited against the remaining outstanding balance owed by us to the Vendor. The Settlement Agreement provides for a payment plan pursuant to which the we have agreed to repay the Remaining Liabilities in weekly installments commencing on October 14, 2022. Pursuant to the terms of the Settlement Agreement, the Remaining Liabilities will be repaid in full on December 9, 2022.
On October 24, 2022, Warehouse Goods sold 38,839 shares of High Tide common stock for total consideration of approximately $0.05 million.
On October 27, 2022, we entered into securities purchase agreements with certain investors, pursuant to which we agreed to issue and sell an aggregate of 6,955,555 shares of our Class A common stock, 1,377,780 October 2022 Pre-Funded Warrants and 16,666,670 October 2022 Standard Warrants. Each October 2022 Unit consisted of one share of Class A common stock or a October 2022 Pre-Funded Warrant and two October 2022 Standard Warrants to purchase one share of our Class A common stock. The October 2022 Units were offered pursuant to the S-1 Registration Statement. The October 2022 Standard Warrants are exercisable immediately at an exercise price equal to $0.90 per share of Class A common stock for a period of seven years. Each October 2022 Pre-Funded Warrant is exercisable immediately with no expiration date for one share of Class A common stock at an exercise price of $0.0001. The October 2022 Offering generated gross proceeds of approximately $7.5 million and net proceeds to the Company of approximately $6.8 million. For more information regarding the October 2022 Offering, please see "Note 13 - Subsequent Events."
On November 3, 2022, Merger Sub Gotham 2 sold its interest in XS Financial to certain purchasers for total consideration of approximately $0.65 million, minus certain fees. On the same day, we also entered into the Lease Termination Agreement, which provided for the termination of our lease at 6261 Katella Avenue in Cypress, California. Pursuant to the terms of the Lease Termination Agreement, we agreed to pay a fee of approximately $0.46 million as an early termination fee in consideration for the Landlord's agreement to terminate all of our remaining obligations under the Cypress lease. We expect the Lease Termination to result in approximately $1.7 million in savings, although we can provide no assurances as to the total amount of savings realized from the Lease Termination.

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

On March 31, 2022, the date on which our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "2021 Annual Report") was filed with the SEC, the Shelf Registration Statement became subject to the offering limits set forth in Instruction I.B.6 because our public float was less than $75 million. For so long as our public float is less than $75 million, the aggregate market value of securities sold by us under the Shelf Registration Statement (including our ATM Program) pursuant to Instruction I.B.6 during any twelve consecutive months may not exceed one-third of our public float. Since the launch of the ATM program in August 2021 and through September 30, 2022, we sold 972,624 shares of our Class A common stock under the ATM Program, which generated gross proceeds of approximately $12.7 million. In light of our low cash position, we have been forced to sell stock under our ATM program at prices that may not otherwise be attractive and are dilutive. We have offered $6.8 million in securities pursuant to Instruction I.B.6 in the twelve calendar months preceding the date of filing of this Quarterly Report on Form 10-Q. Following the completion of the June 2022 Offering we are unable to issue additional shares of Class A common stock pursuant to the ATM Program or otherwise use the Shelf Registration Statement for a period of time due to the restrictions under Instruction I.B.6 to Form S-3, which will limit our liquidity options in the capital markets.

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
As of September 30, 2022, we did not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.
Cash Flows
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(22,488)	$(32,028)
Net cash provided by (used in) investing activities	12,500	(14,256)
Net cash provided by financing activities	7,535	28,871
Net Cash Used in Operating Activities
During the nine months ended September 30, 2022, net cash used in operating activities of approximately $22.5 million consisted of (i) net loss of $112.4 million, offset by non-cash adjustments to net loss of approximately $74.3 million, and (ii) a $15.7 million decrease in working capital primarily driven by increases in accounts payable, accrued expenses and customer deposits of approximately $9.9 million, offset by increases in accounts receivable, inventories, vendor deposits and other current assets of approximately $25.6 million.
During the nine months ended September 30, 2021, net cash used in operating activities of approximately $32.0 million consisted of (i) net loss of $42.3 million, offset by non-cash adjustments to net loss of approximately $7.1 million, and (ii) $2.2 million cash used in working capital primarily driven by decreases in accounts payable and accrued expenses of approximately $13.7 million, offset by decreases in accounts receivable, inventories, vendor deposits and other current assets of approximately $11.5 million, which included the collection of an indemnification asset of approximately $0.9 million, and the reduction of our VAT receivable balance upon the collection of a refund from the Dutch tax authorities of approximately $4.1 million.
Net Cash Provided by (Used in) Investing Activities

During the nine months ended September 30, 2022, net cash provided by investing activities of approximately $12.5 million largely consisted of proceeds from the same of assets held for sale of $9.6 million and proceeds from the sales of our interests in VIBES of $4.6 million, offset by cash used for development costs for our new enterprise resource planning (ERP) system of $1.7 million.
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
Net Cash Provided by Financing Activities
During the nine months ended September 30, 2022, net cash provided by financing activities of approximately $7.5 million primarily consisted of cash proceeds of approximately $14.1 million from the issuance of Class A common stock through our ATM Program and the June 2022 Offering, offset primarily by approximately $2.8 million in payments on notes payable, finance lease obligations and other long-term liabilities, and approximately $0.9 million in payments of contingent consideration related to the Eyce LLC acquisition.
During the nine months ended September 30, 2021, net cash used in financing activities primarily consisted of approximately $0.2 million in payments on other long-term liabilities, notes payable and finance lease obligations, $0.2 million in member distributions, offset by $0.1 million of cash proceeds from the exercise of stock options.
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

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described in Item 9A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021, which have not yet been remediated as of September 30, 2022.

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

There were no other changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, see Note 7 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS

As of September 30, 2022, there have been no material changes from the risk factors previously disclosed in response to “Part I – Item 1A. ‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2022, we issued shares of Class A common stock in exchange for an equivalent number of shares of Class B common stock and Common Units of the Operating Company pursuant to the terms of our Amended and Restated Certificate of Incorporation and the Operating Company's Third Amended and Restated Operating Agreement, as follows:

	Date	Class A shares issued
*	July 19, 2022	799,902
	August 31, 2022	108,310
	September 30, 2022	2,875
*After giving effect to the one-for-20 Reverse Stock Split effective August 9, 2022.

These shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description

4.1	Form of October 2022 Standard Warrant (Incorporated by reference to Exhibit 4.1 to Greenlane's Current Report on Form 8-K, filed on November 1, 2022).
4.2	Form of October 2022 Pre-Funded Warrant (Incorporated by reference to Exhibit 4.2 to Greenlane’s Current Report on Form 8-K, filed November 1, 2022).
10.1	Form of October 2022 Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed November 1, 2022).
10.2	Placement Agency Agreement, dated October 27, 2022 (Incorporated by reference to Exhibit 10.2 to Greenlane's Current Report on Form 8-K, filed November 1, 2022).
10.3*	Purchase and Sale Agreement, dated as of August 16, 2022, by and between 1095 Broken Sound Pwky LLC and ASC Capital LLC
10.4*
Loan and Security Agreement, dated as of August 8, 2022, by and between Greenlane Holdings, Inc., the subsidiaries of Greenlane Holdings, Inc. named therein as guarantors, the parties thereto from time to time as lenders, and WhiteHawk Capital Partners LP, as the agent for the Lenders

10.5†	Amended and Restated Employment Agreement Employment Agreement by and between Warehouse Goods LLC and Nicholas Kovacevich, dated as of October 6, 2022. (Incorporated by reference to Exhibit 10.1 to Greenlane's Current Report on Form 8-K, filed October 7, 2022).
10.6*
Form of Guaranty Agreement by and between Greenlane Holdings, Inc., the subsidiaries of Greenlane Holdings, Inc. named therein as guarantors, the parties thereto from time to time as Lenders, and WhiteHawk Capital Partners LP, as the agent for the Lenders (included in Exhibit 10.4).

10.7*
Form of Pledge Agreement by and between Greenlane Holdings, Inc., the subsidiaries of Greenlane Holdings, Inc. named therein as guarantors, the parties thereto from time to time as Lenders, and WhiteHawk Capital Partners LP, as the agent for the Lenders (included in Exhibit 10.4).

10.8*
Form of U.S. Intellectual Property Security Agreement by and between Greenlane Holdings, Inc., the subsidiaries of Greenlane Holdings, Inc. named therein as guarantors, the parties thereto from time to time as Lenders, and WhiteHawk Capital Partners LP, as the agent for the Lenders (included in Exhibit 10.4).

10.9*
Form of Canadian Security Agreement by and between Greenlane Holdings, Inc., the subsidiaries of Greenlane Holdings, Inc. named therein as guarantors, the parties thereto from time to time as Lenders, and WhiteHawk Capital Partners LP, as the agent for the Lenders (included in Exhibit 10.4).

10.10*
Form of Canadian Intellectual Property Security Agreement, dated as of August 8, 2022, by and between Greenlane Holdings, Inc., the subsidiaries of Greenlane Holdings, Inc. named therein as guarantors, the parties thereto from time to time as Lenders, and WhiteHawk Capital Partners LP, as the agent for the Lenders (included in Exhibit 10.4).

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
101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders’ Equity, and (iv) Condensed Consolidated Statements of Cash Flows. The instance document does not appear in the Interactive Data File because its XBRL tags are imbedded within the Inline XBRL document.

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

GREENLANE HOLDINGS, INC.

Date: November 14, 2022	By:	/s/ Darshan Dahya
Darshan Dahya Chief Accounting Officer (Principal Financial and Accounting Officer)