Form 10-K
period 2022-12-31
Greenlane Holdings, Inc.
filed 2023-03-31
CIK 1743745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
001-38875
(Commission file number)
Greenlane Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	83-0806637
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1095 Broken Sound Parkway,	Suite 100
Boca Raton,	FL	33487
(Address of principal executive offices)		(Zip Code)
(877) 292-7660
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value per share	GNLN	Nasdaq Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $22.3 million based upon the closing price reported for such date on the Nasdaq Global Select Market.
As of March 31, 2023, Greenlane Holdings, Inc. had 15,878,404 shares of Class A common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2022.

Greenlane Holdings, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2022

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
•our strategy, outlook, and growth prospects;
•general economic trends, trends in the industry, and the competitive markets in which we operate;
•our ability to generate adequate cash from our existing business to support our growth;
•our ability to raise capital on favorable terms, or at all, to support the continued growth of the business, including high inflation and increasing interest rates;
•our dependence on, and our ability to establish and maintain business relationships with third-party suppliers and service suppliers, including vulnerability to third-party transportation risks;
•our ability to accurately estimate demand for our products and maintain appropriate levels of inventory;
•our ability to maintain or improve our operating margins and meet sales expectations;
•our ability to adapt to changes in consumer spending and general economic conditions;
•our ability to maintain consumer brand recognition and loyalty of our products;
•our ability to protect our intellectual property rights and use or license certain trademarks;
•our ability to successfully identify and complete strategic acquisitions and/or dispositions;
•our ability to address product defects and contamination of, or damage to, our products;
our exposure to potential various claims, lawsuits, and administrative proceedings;
•our and our customers’ ability to establish or maintain banking relationships;
•the impact of governmental laws and regulations and the outcomes of regulatory or agency proceedings;
•fluctuations in U.S. federal, state, local, and foreign tax obligations and changes in tariffs;
•any unfavorable scientific studies on the long-term health risks of vaporizers, electronic cigarettes, or cannabis and hemp-derived products, including cannabidiol (“CBD”);
•failure of our information technology systems to support our current and growing business;
•our ability to prevent and recover from Internet security breaches;
•our sensitivity to global economic conditions and international trade issues;

•the onset of an economic recession in the United States or other countries, including the impact of the ongoing war in Ukraine, and their impact on the economy generally;
•natural disasters, adverse weather conditions, operating hazards, environmental incidents and labor disputes;
•public heath crises;
•the potential delisting of our Class A common stock from the Nasdaq;
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

Summary Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may materially and adversely affect our business, financial condition, results of operations, cash flows and prospects. These risks are discussed more fully in Item 1A. Risk Factors herein. These risks include, but are not limited to, the following:

•Global economic conditions, including inflation and supply chain disruptions, could materially and adversely our business, prospects, results of operations, financial condition or cash flows.
•A significant percentage of our revenue is dependent on sales of products from a relatively small number of key suppliers, and a decline in sales of products from these suppliers could materially harm our business.
•We do not have long-term agreements or guaranteed price or delivery arrangements with most of our suppliers. The loss of a significant supplier would require us to rely more heavily on our other existing suppliers or to develop relationships with new suppliers. Such a loss may have an adverse effect on our product offerings and our business.
•We are vulnerable to third-party transportation risks, including governmental laws and common carriers' policies that prevent the shipment of the types of products we sell.
•If we are unable to successfully execute our on our liquidity and strategic initiatives, we may have significant cash constraints, which would have a material and adverse impact on our business and results of operations and ability to pay our debts as they come due.
•We may be required to seek additional financing sources, which may not be available to us on attractive terms if at all and could restrict our ability to engage in important business activities.
•Complications and disruptions associated with the design and implementation of our new ERP system have occurred and could adversely impact our business and operations in the future.
•While we believe that our business and sales do not violate the Federal Paraphernalia Law, legal proceedings alleging violations of such law or changes in such law or interpretations thereof could materially and adversely affect our business, financial condition, or results of operations.
•Officials of the U.S. Customs and Border Protection agency (“CBP”) have broad discretion regarding products imported into the United States, and the CBP has on occasion seized imported products, and seizures of the products we sell could have a material adverse effect on our business operations or our results of operations.
•Our business depends partly on continued purchases by businesses and individuals selling or using cannabis and cannabis ancillary products pursuant to federal and state laws in the United States and laws in Canada, the European Union, United Kingdom, Mexico, and Latin America. Because our business is dependent, in part, upon continued market acceptance of cannabis by consumers, any negative trends could materially and adversely affect our business, financial conditions or results of operations. Additionally, we are subject to legislative uncertainty that could slow or halt the legalization and use of cannabis, which could negatively affect our business.
•The market for vaporizer products and related items is a niche market, subject to a great deal of uncertainty and is still evolving, including uncertainty related to the regulation of vaporization products and certain other consumption accessories. Increased regulatory compliance burdens, no matter how they arise, could have a material adverse impact on our business development efforts and our operations.
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
•Our narrow margins may magnify the impact of variations in operating costs and of adverse or unforeseen events on operating results.
•Management and employee turnover creates uncertainties and could harm our business.
•We and our customers may have difficulty accessing the service of banks, which may make it difficult for us and for them to sell our products.
•We have failed, and may continue to fail, to meet the listing standards of Nasdaq, and as a result our Class A common stock may become delisted, which could have a material adverse effect on the liquidity of our Class A common stock.
•The market price of our Class A common stock has been volatile and has declined significantly since our initial public offering and may face more volatility and price declines in the future. As a result, you may not be able to resell your shares at or above the price at which you have acquired or will acquire shares of our Class A common stock.
•Substantial sales and issuances of our Class A common stock have occurred and may continue to occur, or may be anticipated, which have caused and could continue to cause our stock price to decline and your percentage ownership may be diluted in the future.
PART I
ITEM 1. BUSINESS
General
Founded in 2005, Greenlane is a premier global platform for the development and distribution of premium cannabis accessories, vape devices, and lifestyle products. In 2021, we completed several transformative acquisitions, including the acquisition of two proprietary house brands, EYCE (“Eyce”) and DaVinci (“DaVinci”), along with a larger merger with KushCo Holdings, adding a significant industrial line of business to the Greenlane platform. These acquisitions strengthened our leading position as a consumer ancillary products house-of-brands business by adding two established brands to our portfolio (Eyce and DaVinci), and significantly expanded our customer network, bringing strategic relationships with leading cannabis multi-state-operators (“MSOs”), cannabis single-state operators (“SSOs”), and Canadian licensed-producers (“LPs”). Greenlane provides a wide array of consumer ancillary products and industrial ancillary products to thousands of cannabis producers, processors, brands, and retailers (“Cannabis Operators”), in addition to specialty retailers, smoke shops, head shops, convenience stores, and consumers directly through our own proprietary web stores and large online marketplaces such as Amazon.

We have been developing a world-class portfolio of our own proprietary brands (the "Greenlane Brands") that we believe will, over time, deliver higher margins and create long-term value for our customers and shareholders. Our wholly-owned Greenlane Brands includes our recently launched more affordable product line – Groove, our innovative silicone pipes and accessories line – Eyce, our best-in-class premium vaporizer brand – DaVinci, our premium smoke shop and ancillary product brand – Higher Standards, and our child-resistant packaging brand - Pollen Gear. We also have category exclusive licenses for the premium Marley Natural branded products, as well as the Keith Haring branded products.

The Greenlane Brands, along with a curated set of third-party products, are offered to customers through our proprietary, owned and operated e-commerce platforms which include Vapor.com, Vaposhop.com, DaVinciVaporizer.com, PuffItUp.com, HigherStandards.com, EyceMolds.com, and MarleyNaturalShop.com. These platforms allow us to reach customers directly with helpful resources and a seamless purchasing experience.
We merchandise vaporizers, packaging, and other ancillary products in the United States, Canada, Europe and Latin America. We distribute products to retailers through wholesale operations and distribute products to consumers through e-commerce activities and our flagship Higher Standards store in New York City's famed Chelsea Market. We operate our own distribution centers in the United States, while also utilizing third-party logistics ("3PL") locations in the United States, Canada, and Europe. We have made tremendous progress consolidating and streamlining our warehouse and distribution operations following our acquisitions in 2021, and we look forward to further optimization of our footprint in 2023.
We manage our business in two different, but complementary, business segments. The first is the Consumer Goods segment, which focuses on serving consumers across wholesale, retail, and e-commerce operations—offering both our Greenlane Brands, as well as ancillary products and accessories, from select leading third-party brands, such as Storz and Bickel, Grenco Science, PAX, Cookies and more. The Consumer Goods segment forms a central part of our growth strategy, especially as it relates to scaling our own portfolio of higher-margin proprietary owned brands. In addition to our Consumer Goods segment, we have our Industrial Goods segment, which focuses on serving Cannabis Operators by providing ancillary products essential to their daily operations and growth, such as packaging and vaporization solutions, including our Greenlane Brand Pollen Gear. Refer to "Note 11— Segment Reporting" within Item 8 to this Annual Report on Form 10-K for additional information on our reportable segments.

Organization
Greenlane Holdings, Inc. (“Greenlane” and, collectively with the Operating Company (as defined below) and its consolidated subsidiaries, the “Company”, "we", "us" and "our") was formed as a Delaware corporation on May 2, 2018. We are a holding company that was formed for the purpose of completing an underwritten initial public offering (“IPO”) of shares of our Class A common stock on April 23, 2019 and other related transactions in order to carry on the business of Greenlane Holdings, LLC (the “Operating Company”). The Operating Company was organized under the laws of the state of Delaware on September 1, 2015, and is based in Boca Raton, Florida. Refer to "Note 1—Business Operations and Organization" within Item 8 for further information on the Company's organization and the IPO and related transactions. We are the sole manager of the Operating Company and, as of December 31, 2022, owned a 100% interest in the Operating Company.
Our Business Relating to the Cannabis Industry

The information included below is based on the most recent information available to the Company and, except as expressly stated below, does not give effect to the continued impact of the COVID-19 pandemic; the long-term impacts of which remain uncertain as of the date of this Form 10-K.

While we do not cultivate, distribute or dispense marijuana as that term is defined by the Controlled Substances Act, several of the products we distribute, such as vaporizers, pipes, rolling papers, and packaging solutions, can be used with marijuana or marijuana derivatives, as well as several other legal substances.

We believe the global cannabis industry is experiencing a transformation from a state of prohibition toward a state of legalization. We expect the number of states, countries, and other jurisdictions legalizing cannabis for medical and adult use will continue to increase, which will create numerous opportunities for market participants, including us.

U.S. Cannabis Landscape

A January 2022 report of Cowen and Company, one of the leading investment banks and equity research firms serving the cannabis industry, estimated that spending in the U.S. legal cannabis market was approximately $18.9 billion in 2020 and reached approximately $25.3 billion in 2021, representing growth of approximately 33.9%. The report projects that by 2030, spending in the U.S. legal cannabis market will reach $64.9 billion, representing a compounded annual growth rate of approximately 11% over the nine-year period from 2021. Our experience and awareness of the markets in which we operate lead us to believe that demand for the types of products we sell should grow in tandem with the industry.

The North American Cannabis Landscape

United States and Territories. Twenty-one states, and the District of Columbia, have legalized cannabis for non-medical adult use with additional states, such as Ohio, actively considering the legalization of cannabis for non-medical adult use. An additional eighteen states have legalized medical cannabis in some form, with certain of those states permitting only low tetrahydrocannabinol ("THC") oils for a limited class of patients. Notwithstanding the continued trend toward further state legalization, cannabis continues to be categorized as a Schedule I controlled substance under the Federal Controlled Substances Act (the “CSA”) and, accordingly, the cultivation, processing, distribution, sale, and possession of cannabis violate federal law in the United States as discussed further in Item 1A under the heading "Risk Factors." However, President Biden announced on October 6th, 2022, that he has asked the Secretary of Health and Human Services, along with the Attorney General, to initiate the administrative process to expeditiously review how cannabis is scheduled under Federal law which, combined with other statements, suggests cannabis’ current Schedule 1 status pursuant to the CSA may be set to improve in the not-too-distant future. Our business depends partly on continued purchases by businesses and individuals selling or using cannabis and cannabis ancillary products pursuant to state laws in the United States.

Canada.

Legal access to dried cannabis for medical purposes was first allowed in Canada in 1999. The Cannabis Act (the “Cannabis Act”) currently governs the production, sale and distribution of medical cannabis and related oil extracts in Canada.

On April 13, 2017, the Government of Canada introduced Bill C-45, which proposed the enactment of the Cannabis Act to legalize and regulate access to cannabis. The Cannabis Act proposed a strict legal framework for controlling the production, distribution, sale and possession of medical and recreational adult-use cannabis in Canada. On June 21, 2018, the Government of Canada announced that Bill C-45 received Royal Assent. On July 11, 2018, the Government of Canada published the Cannabis Regulations under the Cannabis Act, which has been subsequently amended. The Cannabis Regulations provide more detail on the medical and recreational regulatory regimes for cannabis, including regarding licensing, security clearances and physical security requirements, product practices, outdoor growing, packaging and labelling, cannabis-containing drugs, document retention requirements, reporting and disclosure requirements, the new access to cannabis for medical purposes regime and industrial hemp. The majority of the Cannabis Act and the Cannabis Regulations came into force on October 17, 2018, with additional Cannabis regulations coming into effect on October 17, 2019.

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

The governments of every Canadian province and territory have implemented regulatory regimes for the distribution and sale of cannabis for recreational purposes. Most provinces and territories have announced a minimum age of 19 years old, except for Alberta, where the minimum age will be 18. Certain provinces, such as Ontario, have legislation in place that restricts the packaging of vapor products and the manner in which vapor products are displayed or promoted in stores.

The European Cannabis Landscape

Europe’s population is larger than that of the U.S. and Canadian markets combined, suggesting the potential of a very significant market. The changes in regulations for cannabis products across Europe are expected to result in a market growth. for medical cannabis, of approximately $13.37 billion in annual sales by 2027, a significant growth from approximately $4.96 billion in 2022.

Many European Union countries allow limited cannabis use for medicinal purposes, with some of those countries operating pilot programs. It has been widely reported that other countries are considering following suit. Additionally, certain countries in Europe, including Germany, are considering the adoption of laws that would legalize cannabis for adult use.

Product Information

Consumers of cannabis, herbs, flavored compounds, aromatherapy oils, and nicotine require the types of products we distribute, including vaporizers, pipes, rolling papers and packaging. Producers of cannabis products are able to source compliant packaging, vape hardware, and other products needed in the manufacturing and distribution stages of the supply chain. We believe we distribute the “picks & shovels” for these rapidly-growing industries and producers. As the world of cannabis and its respective aesthetic continues to expand, we strive to keep our product mix relevant, popular, and innovative; offering an array of products from vaporizers, grinders, pipes and other inhalation devices to storage solutions, to rolling papers and even apparel lines. As our product offerings continue to develop, we expect our revenue by categories to increase accordingly.

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

The Science and Popularity of Vaporization

Vaporizers continue to increase in popularity and as a preferred method of consumption among a variety of demographics of consumers. They have elements that are designed to quickly heat material, causing vaporization to occur without the carbon dioxide that is typically generated through combustion. The vapor byproduct is then immediately inhaled through the mouthpiece on the device itself, or through a hose or an inflatable bag. Vaporizers can heat a variety of dry materials, viscous liquids and waxes, and provide a convenient way for users to consume the active ingredient such as tobacco, nicotine extracts, legal herbs, hemp-derived CBD, aromatherapy oils, cannabis, and propylene glycol and glycerin blends.

Vaporization Technology. Consumers have a wide array of vaporization devices at their disposal, which can be broadly categorized into two primary categories: desktop and portable vaporizers. Our vaporizer portfolio spans just shy of 200 distinct products across 12 brands.

Desktop Vaporizers. Vaporizers were first developed as desktop models that were powered through traditional electric power sources. Desktop vaporizers are capable of heating the material to a more precise temperature choice determined by the consumer or as advised by a health practitioner.

Portable Vaporizers. With the development of lithium batteries, vaporizers have now become portable. Technological advances are resulting in lighter, sleeker, and more visually-appealing units that are capable of quickly heating material to the user’s desired temperature setting. Portable vaporizers, of which vape pens are a sub-set, are differentiated by many features, including output, battery life, recharge time, material, capacity, and design.

Other Methods of Consumption. In addition to vaporizers, consumers have a wide array of methods of consumption at their disposal, including, hand pipes, water pipes, rolling papers, and oral and topical delivery methods.

Hand and Water Pipes. We offer a diverse portfolio of over 200 hand and water pipes across five brands, including products within our Greenlane Brands. Many display iconic, licensed logos and artwork, as pipes have grown into an artistic expression and are available in countless creative forms and functionality. Hand pipes are small, portable and simple to use, and function by trapping the smoke produced from burning materials. Water pipes include large table-top models, bubblers and rigs, and incorporate the cooling effects of water to the burning materials before inhalation.

Rolling Papers. Rolling papers are a traditional consumption method used to smoke dried plant material in a "roll-your-own" application. These include papers, cones and wraps. Our rolling papers category is comprised of over 100 products across two unique brands, not including accessories such as rolling trays or tips.

Our Competitive Strengths

We attribute our success to the following competitive strengths:

A Clear Market Leader in an Attractive Industry.

We are a leading global platform for the development and distribution of premium cannabis accessories, packaging, vape solutions, and lifestyle products, reaching thousands of retail locations, including, licensed cannabis dispensaries, smoke shops, head shops, and specialty retailers. We also own and operate one of the industry’s most visited North American direct-to-consumer e-commerce websites, Vapor.com, as well as PuffItUp.com, and Vaposhop which serves the European market. We also sell our proprietary products direct to consumers via DaVincivaporizer.com, Higherstandards.com, Eycemolds.com, and MarleyNaturalShop.com.

Market Knowledge and Understanding.

Because of our experience and our extensive, long-term industry relationships, we believe we have a deep understanding of customer needs and desires in our Consumer Goods and Industrial Goods business segments. This allows us to influence customer demand and the pipeline between product manufacturers, suppliers, advertisers and the marketplace. We have also established strong relationships with a wide array of industry participants including leading MSOs, SSOs, retailers, and third party ancillary product producers.

Comprehensive and Best-in-Class Product Offering.

We offer a curated portfolio of products and accessories across many major categories with diverse, best-in-class offerings that cater to our customers' needs. This comprehensive and best-in-class product offering creates a “one-stop shop" for many of our customers and positively distinguishes us from our competitors. In addition, we have carefully cultivated a portfolio of well-known brands and premium products and have helped many of the brands we distribute to become established names in the industry.

Entrepreneurial Culture.

We believe our entrepreneurial, results-driven culture fosters highly-dedicated employees who provide our customers with superior service. We invest in our talent by providing ongoing training and have successfully developed programs that provide comprehensive product knowledge and tools needed to have a unique understanding of our customers’ goals and decision-making processes.

Customers. We believe we offer superior services and solutions due to our comprehensive product offering, proprietary industry data and analytics, product expertise and quality of service. We deliver products to our customers in a precise, safe and timely manner with complementary support from our dedicated sales and service teams. In 2022, we launched our new business to business ("B2B") customer portal at Wholesale.Greenlane.com which provides our business customers seamless access to our catalog of products for purchase 24-hours a day, 365 days a year. Consumers can access our products easily by purchasing from our e-commerce properties or access many of our products via large marketplaces such Amazon.

Suppliers. Our industry knowledge, market reach, and resources allow us to establish trusted relationships with many industry suppliers. Our senior management team makes tremendous efforts to establish and build these key relationships to help ensure Greenlane has a strong supply chain established for in-demand products at favorable pricing. Our suppliers can be categorized into two buckets, factories that produce our Greenlane Brand’s products, as well as some generic products, and other third party branded products (who either manufacture themselves or outsource production) that Greenlane will, in essence, resell. While we purchase our products from over 150 suppliers, a significant percentage of our net sales is dependent on sales of products from a small number of key suppliers, which is why strong relationships are essential to our future success. An important reason we have elected to focus on our Greenlane Brands is, since we own the brand itself (or license it), we can control which factory produces our products. Generally, there are a variety of capable factory partners and we are able to leverage our Greenlane Brands to negotiate better pricing and service. When reselling an established third-party brand’s products, we are somewhat beholden to the one supplier who owns or distributes that brand. However, we do believe there is a trend of third-party branded suppliers in our industry to consolidate their relationships to do more business with fewer distribution partners. We believe our established track record, historical relationships, ability to be value-added, and overall size and scale position us to benefit from this trend.

Employees. We aim to recruit best-in-class talent to join our Greenlane team. We provide our employees with an entrepreneurial culture, a safe, fun and fast-paced work environment, financial incentives and career development opportunities.

Experienced and Proven Management Team Driving Organic and Acquisition Growth.

We recently revamped our management team to directly align with our strategic goals and initiatives. Our management team features vast relevant experience in consumer-packaged goods, product development, brand building, and e-commerce. In addition, our management team has expertise in accounting and finance, mergers and acquisitions, supply chain, information technology, and operations. Most importantly, our senior team has vast experience in the cannabis industry and other industries we serve, along with an understanding and appreciation for the historical and cultural nuances, including the social justice components.

Our Operating Strategies

We intend to leverage our competitive strengths to increase shareholder value through the following core strategies:

Plan to Accelerate Path to Profitability and Capitalize the Business

In today’s economic environment, not to mention the environment of the cannabis industry itself, the key focus for many companies is profitability. At Greenlane, we are hyper focused on getting our business profitable and well-capitalized for long-term sustainability. On March 10, 2022, we announced our strategic plan (the “2022 Plan”) to reduce our cost structure, increase liquidity and accelerate our path to profitability. The 2022 Plan included multiple reductions in force, reduction of facility footprints worldwide, a sale leaseback of our headquarters building, disposition of non-core assets, discontinuation of lower-margin third-party brands, increase of prices on select products, and securing an asset-based loan (with respect to the sale of the Company’s headquarters building, discontinuation and disposition of non-core and lower-margin inventory and securing an asset-backed loan, the “Liquidity Initiatives”). We have been working hard to right-size our business, focus on core areas, and reduce our overall cost structure while improving our margins in an effort to be profitable in 2023.

On June 22, 2022, we provided an update on the Liquidity Initiatives. The Liquidity Initiatives generated more than $30.0 million of liquidity on a non-dilutive basis by the end of 2022. On July 19, 2022, Warehouse Goods entered into that certain Membership Interest Purchase Agreement and supporting documents to sell our 50% stake in VIBES Holdings LLC for total consideration of $4.6 million in cash. Additionally, on August 9, 2022, we entered into an asset-based loan pursuant to that certain Loan and Security Agreement, dated as of August 8, 2022 (the “Loan Agreement”), by and among the Company, certain subsidiaries of the Company as guarantors, the parties thereto from time to time as lenders (the “Lenders”), and WhiteHawk Capital Partners LP, as the agent for the Lenders. As described in the Loan Agreement, the Lenders agreed to make available to us a term loan of up to $15.0 million on the terms and conditions set forth therein and the other Financing Agreements (as defined therein). Subsequently, on August 16, 2022, 1095 Broken Sound Pwky entered into a Purchase and Sale Agreement with a third-party whereby 1095 Broken Sound agreed to sell a certain parcel of real estate including our headquarters building in Boca Raton, Florida for total consideration of $9.95 million, and on September 22, 2022 we closed on the sale.

In 2022, we announced our plans to divest our packaging division. The divestiture should allow us to further consolidate our warehouse footprint into one U.S. warehouse for our Consumer Goods and remaining Industrial Goods. This initiative, combined with restructuring some of our other initiatives, should allow us to reduce our overall cost-structure, and in combination, convert millions of dollars of inventory back into working capital, thereby significantly improving our balance sheet.

Finally, we are working to sell our excess & obsolete (“E&O”) inventory of lower-margin, non-strategic products, along with reducing our overall level of inventory on hand. In May 2022, we commenced our official E&O sales program internally and have since sold more than $4.1 million of previously reserved E&O inventory. Our management anticipates that the proceeds from these E&O sales, combined with a general sell-down of other non-core third-party brand inventory, will generate more than $10.0 million in liquidity.

Management believes that our strategic initiatives will significantly reduce costs, help accelerate the Company’s path to profitability, support the growth of the business in a non-dilutive manner, and allow the Company to reinvest capital into its highest margin and highest growth potential product lines, such as its Greenlane Brands.

Notwithstanding the 2022 Plan and Liquidity Initiatives, we were required to obtain additional capital through the sale of common stock and warrants in a public offering that closed in October 2022 and filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in February 2023 seeking to register the offering of up to $8 million in units, which has not yet become effective. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources. The October 2022 offering was completed and the February 2023 Form S-1 was filed, in order to meet short term funding needs, and we are still seeking to execute our strategic and other liquidity initiatives.

Developing A World-Class Portfolio of Proprietary Brands.

We intend to continue to develop a portfolio of our own proprietary brands (Greenlane Brands), which over time will help to increase our blended margins and create increased long-term value. Our brand development is based upon our proprietary industry intelligence that allows us to identify market opportunities for new brands and products. We leverage our distribution infrastructure and customer relationships to penetrate the market quickly with our proprietary brands and to gain placement in thousands of retail stores. Currently, we sell such products directly to consumers through our brand websites and our e-commerce properties. Over time, we expect an increasing percentage of our overall sales to be from our Greenlane Brands, which in turn should allow our gross margin to trend upwards and should allow for lasting brand value to be built in the marketplace.

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

Enhance Our Operating Margins.

We expect to enhance our operating margins as our business expands through a combination of additional product purchasing discounts, reduced inbound and outbound shipping and handling rates, reduced transaction processing fees, increased operating efficiencies, and realization of benefits through leveraging our existing assets and consolidated distribution facilities. Additionally, we expect that our operating margins will increase as our product mix continues to evolve to include a greater portion of our Greenlane Brands, which generally offer significantly higher gross margins than third-party branded products. Lastly, we are focused on converting more of our overall sales to be completed through technology platforms such as our e-commerce consumer sites, large marketplace sites like Amazon, and our proprietary B2B ordering portal at Wholesale.Greenlane.com. Transacting a higher percentage of our sales through automated technological platforms, versus the manual phone and email efforts in play today, should improve our overall operating margins.

Build Upon Strong Customer and Supplier Relationships to Expand Organically.

Our North American footprint and broad supplier relationships, combined with our regular interaction with our large and diverse customer base, provides us key insights and positions us to be a critical link in the supply chain for premium vaporization products and consumption accessories. Our suppliers benefit from access to thousands of brick and mortar retail locations as we are a single point of contact for improved production, planning and efficiency. Our customers, in turn, benefit from our market leadership, talented sales force, broad product offerings, high inventory availability, timely delivery and exceptional customer service. We believe our strong customer and supplier relationships will enable us to expand and broaden our market share in the premium vaporization products and consumption accessories marketplace and expand into new categories.

Pursue Value-Enhancing Strategic Acquisitions.

Through our acquisitions of VaporNation (Better Life Holdings, LLC), Pollen Gear LLC, and Conscious Wholesale, we have added new markets within the United States and Europe, new product lines, talented employees, and operational best practices. On March 2021, we acquired substantially all of the assets of Eyce, which further diversified our Greenlane Brand offerings through the integration of Eyce premium silicone smoking products and accessories. On November 30, 2021, we acquired DaVinci, which expanded our Greenlane Brands portfolio and intellectual property pipeline of premium portable vaporizers. Given our current stock price level, we have decided to temporarily pause our acquisition activity. Once our stock price increases to a level that we believe is sufficient for accretive acquisitions, we intend to resume these strategic acquisitions to grow our market share and enhance leadership positions by taking advantage of our scale, operational experience, and acquisition know-how to pursue and integrate attractive targets. We believe we have significant opportunities to add product categories through our knowledge of our industry and possible acquisition targets.

Be the Employer of Choice.

We believe our employees are the key drivers of our success, and we aim to recruit, train, promote and retain the most talented and success-driven personnel in the industry. Our size and scale enable us to offer structured training and career path opportunities for our employees, and within our sales and marketing teams, we have built an entrepreneurial culture that rewards performance. We are committed to being the employer of choice in our industry.
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
Human Capital Resources

As of March 28, 2023, we had 145 full-time employees. Approximately 127 were employed in the U.S., and 18 were employed in Europe. None of our employees are represented by a labor union. We have never experienced a labor-related work stoppage.

As part of our 2022 Plan, we completed a series of reductions in force during 2022, which we expect to result in approximately $8.0 million in annualized cash compensation cost savings. We believe our current headcount and resources are sufficient to execute our plan of achieving profitability in the near-term, while remaining flexible to scale our hiring as industry demand and our sales grow.

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

Culture and Engagement

We exist to elevate all elements of the consumption experience. We are the driving force behind broadening accessibility to best-in-class ancillary products. We cultivate a passionate culture that empowers our team to thrive within our rapidly evolving industry. Our values are to: never settle, never follow, and never disrespect. We envision a world where humanity is free to enjoy mother nature’s magic, and we pledge that each of our employees will play an integral role in helping us make our vision a reality.

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

Total Rewards, Pay Equity and Retention

We strive to attract and retain diverse, high caliber employees who raise the talent bar by offering competitive compensation and benefit packages, regardless of their gender, race, or other personal characteristics. We regularly review and survey our compensation and benefit programs against the market to ensure we remain competitive in our hiring practices. We provide employee salaries that are competitive and consider factors such as an employee’s role and experience, the location of their job and their performance. We also encourage, support, and compensate our employees based on our philosophy of recognizing and rewarding exceptional performance. We believe that performance and development is an ongoing process in which all employees should be active participants. Individual and company key performance goals are linked to employee compensation, and we have begun work on a Greenlane Learning and Development curriculum that will include a blended approach to both in person and virtual learning.

Competition

Business-to-Business. We operate in an evolving industry in which the market and its participants remain highly fragmented. Although it is difficult to find reliable independent research, we believe there is a vast number of potential B2B customers in North America comprised of licensed cannabis dispensaries, smoke shops, and specialty retailers. Our B2B customers compete primarily on the basis of the breadth, style, quality, pricing and availability of merchandise, the level of customer service, brand recognition and loyalty. We successfully reach our B2B customers through our direct sales force and other marketing initiatives, and provide them with our strategically-curated mix of brands and products, merchandise planning strategies and exceptional customer service. Among vaporizer product distributors, we compete against both suppliers and other distributors. A number of suppliers choose to distribute directly in some sales channels and may also operate their own e-commerce platforms. We face competition from many small privately-owned regional distributors that carry a narrow range of products. We believe there are only a select few wholesale distributors carrying a complete line of premium vaporization products and consumption accessories. Also, in 2022 we launched our new enhanced wholesale shopping business through our business ("B2B") customer portal at Wholesale.Greenlane.com which provides our business customers seamless access to our catalog of products for purchase 24-hours a day, 365 days a year. The wholesale website gives customers an improved user experience that features an easy-to-use layout to streamline processes and allows customers to interact with us at their convenience.

Business-to-Consumer. A number of suppliers of vaporizers and specialized consumption products and accessories operate their own e-commerce websites through which they sell their items directly to end consumers. Additionally, there are hundreds of websites that sell products similar to those we offer in North America, Europe, Australia and other parts of the world. We believe we compete effectively with other e-commerce websites. Further, we provide fulfillment services to the owners of some of these websites as they do not carry their own inventory, are not able to ship as efficiently as we do and are unable to meet certain regulatory requirements, such as sales tax collection. Our primary e-commerce website, Vapor.com, ranks above many of our competitors' websites in various search engine categories. We believe our market knowledge, large product selection, relationships with vaporizer brands, in-house search engine optimization teams, social media focus and distribution facilities will enable us to remain a market leader in e-commerce.

Trademarks

We own a number of registered trademarks and service marks, including without limitation, trademarks in the relevant classes of goods for Greenlane, Higher Standards, Aerospaced, Groove, Pollen Gear, Eyce, and most recently DaVinci. We also license certain trademarks and other intellectual property, most notably those associated with our Marley Natural and Keith Haring brands. Solely for convenience, trademarks and trade names referred to in this Form 10-K may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. In addition, this Form 10-K contains trade names, trademarks and service marks of other companies that we do not own. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies. We believe our largest trademarks are widely recognized throughout the world and have considerable value. The duration of trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

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

We believe the continuing trend of states’ legalization of medicinal and adult-use cannabis is likely to contribute to an increase in the demand for many of our products. In the 2020 election, voters approved ballot initiatives legalizing adult-use cannabis in New Jersey, Arizona, Montana, and South Dakota. Voters also approved initiatives legalizing medical marijuana in Mississippi and South Dakota. In 2021, Connecticut and Virginia passed measures legalizing adult-use cannabis. In 2022, Maryland and Missouri passed legislation legalizing adult-use cannabis. Other states appear likely to legalize either medical or adult-use cannabis in 2023 and beyond. However, we can provide no assurances that additional states will legalize cannabis.

Recently, the identification of many cases of e-cigarette or vaping product use associated lung injury (“EVALI”) has led to significant scrutiny of e-cigarette and other vaporization products. Additionally, certain academic studies and news reports have suggested that smoking or vaping may increase the risk of complications for individuals who contract COVID-19. EVALI, COVID-19, and other public health concerns could contribute to negative perceptions of vaping and smoking, which in turn could lead consumers to avoid certain of our products, which would materially and adversely affect our results of operations.

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

In addition, 30 states and the District of Columbia have recently adopted laws imposing taxes on vaping products. Additionally, as of 2022, at least 31 states have adopted laws imposing taxes on vaporizers. These taxes will result in increased prices to end consumers, which may adversely impact the demand for our products. We expect these taxes would impact our competitors similarly, assuming their compliance with applicable laws.

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

Corporate Information

Our executive offices are located at 1095 Broken Sound Parkway, Suite 100, Boca Raton, Florida 33487. Our telephone number at our executive offices is (877) 292-7660.

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

Risks Related to Our Business and Industry

Global economic conditions, including inflation and supply chain disruptions, could materially and adversely our business, prospects, results of operations, financial condition, or cash flows.

Our business and operations are sensitive to global economic conditions. General global economic downturns and macroeconomic trends, including heightened inflation, volatility in the capital markets, interest rate and currency rate fluctuations, the ongoing war in Ukraine, and economic slowdown or recession, may result in unfavorable conditions that could negatively affect demand for our products and exacerbate some of the other risks that affect our business, financial condition and results of operations. Both domestic and international markets experienced significant inflationary pressures in 2022 and inflation rates in the U.S. are currently expected to continue at elevated levels for the near-term. In addition, the Federal Reserve has raised, and is expected to continue to raise, interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. Interest rate increases or other government actions taken to reduce inflation could also result in an economic recession.

A material decline in the economic conditions affecting consumers, which results in a reduction in disposable income for the average consumer, may change consumption patterns, and may result in a reduction in spending on vaporization products and consumption accessories or a switch to cheaper products or products obtained through illicit channels. Many of our products are relatively new to the market and may be regarded by consumers as a novelty item and expendable. As such, demand for our vaporizer products may be particularly sensitive to economic conditions such as inflation, recession, high energy costs, unemployment, changes in interest rates and money supply, changes in the political environment and other factors beyond our control, any combination of which could result in a material adverse effect on our business, results of operations and financial condition.

Our ability to fund our capital requirements will depend on many factors, and if we are unsuccessful in increasing sales and generating positive cash flows we may have to further reduce our costs by curtailing future operations to continue as a business.

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

If we are required to seek additional financing sources, they may not be available to us on attractive terms if at all and could restrict our ability to engage in certain business activities.

Due to limited access to the debt markets, we have been required to issue equity under our at-the-market offering program (“ATM Program”) at prices that are dilutive to stockholders. We may be forced to continue to seek equity capital at dilutive prices through our ATM Program or otherwise if other financing is not available to us to fund our working capital needs. In the past, because of the nature of our industry, we have had difficulties establishing relationships with certain financial institutions and may continue to face such difficulties. As a result, indebtedness or other forms of financing may not be available to us on attractive terms or at all. Furthermore, we may have to seek financing from non-traditional sources such as private equity and hedge funds, which may require us to give up significant governance or other rights or agree to economic and other terms that are not favorable.

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

Due to the restrictions imposed on us by General Instruction I.B.6 of Form S-3 and our low market capitalization and total public float, we are not able to use our universal shelf registration statement on Form S-3 for a period of time, which limits our liquidity options. We estimate that we had cash available as of December 31, 2022 of $6.5 million. In addition, our revenue for the year ended December 31, 2022 was down from prior years and has declined in recent quarters. If we are unable to access additional liquidity through successful execution of our cost cutting strategic initiatives and revenue goals, we may have significant cash constraints, which would have a material adverse impact on our business, results of operations and ability to pay our debts as they come due.

Our goodwill and other assets have been subject to impairment and may continue to be subject to impairment in the future.

As discussed elsewhere in this Annual Report on Form 10-K, we incurred an impairment charges of approximately $71.4 million during the year ended December 31, 2022 related to the write-down of goodwill and indefinite-lived intangible assets. We continue to have significant amounts of intangible assets, such as customer relationships acquired in connection with the KushCo merger. We cannot predict the amount and timing of any future impairments, if any. We may experience such charges in connection with past or future acquisitions, particularly if business performance declines or expected growth is not realized or the applicable discount rate changes adversely. It is possible that material changes in our business, market conditions, or market assumptions could occur over time. Any future impairment of our other intangible assets could have an adverse effect on results of operations, as well as the trading price of our Class A common stock. For a further discussion of the 2022 impairment charges, please refer to the sections titled “Note 8 — Supplemental Financial Statement Information — Goodwill" “Note 8 — Supplemental Financial Statement Information — Intangible Assets, Net."

We have failed, and may continue to fail, to meet the listing standards of Nasdaq, and as a result our Class A common stock may become delisted, which could have a material adverse effect on the liquidity of our Class A common stock.

If we fail to continue to satisfy the continued listing requirements of Nasdaq, such as the corporate governance or public float requirements, or the minimum closing bid price requirement, Nasdaq will take steps to de-list our Class A common stock. As a result of several factors, including but not limited to our financial performance, market sentiment about the cannabis industry, volatility in the financial markets generally due to the tightening of monetary policy by the Board of Governors of the United States Federal Reserve Bank (the “Federal Reserve”) and other geopolitical events, events such as the ongoing war in Ukraine, the per share price of our Class A common stock has declined below the minimum bid price threshold required for continued listing. Such a de-listing would likely have a negative effect on the price of our Class A common stock and would impair your ability to sell or purchase our Class A common stock when you wish to do so, as well as adversely affect our ability to issue additional securities and obtain additional financing in the future.

For example, on February 25, 2022, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq (the “Nasdaq Staff”), notifying us that, for the last 30 consecutive business days, the closing bid price for our Class A common stock had closed below the minimum $1.00 per share required for continued listing on the Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”).

On August 4, 2022, we filed a Certificate of Amendment to our charter with the Secretary of State of the State of Delaware, which effected a one-for-20 reverse stock split (the “Reverse Stock Split”) of our issued and outstanding shares of Class A common stock and Class B common stock at 5:01 PM Eastern Time on August 9, 2022. As a result of the Reverse Stock Split, every 20 shares of common stock issued and outstanding were converted into one share of common stock. We paid cash in lieu of fractional shares, and accordingly, no fractional shares were issued in connection with the Reverse Stock Split. On August 24, 2022, we were notified by the Nasdaq Staff that we had regained compliance with Rule 5550(a)(2) and that the matter had been closed.

On December 13, 2022, we received a new deficiency letter from the Nasdaq Staff notifying us that we were out of compliance with Rule 5550(a)(2) for a second time.

There are many factors that may adversely affect our minimum bid price. Many of these factors are outside of our control. As a result, we may not be able to sustain compliance with Rule 5550(a)(2) in the long term. Any potential delisting of our Class A common stock from the Nasdaq would likely result in decreased liquidity and increased volatility for our Class A common stock and would adversely affect our ability to raise additional capital or to enter into strategic transactions, in addition to adversely impacting the perception of our financial condition and could cause reputational harm to investors and parties conducting business with us. Any potential delisting of our Class A common stock from the Nasdaq would also make it more difficult for our stockholders to sell our Class A common stock.

If we do not regain compliance with Rule 5550(a)(2) by June 12, 2023, we may be afforded a second 180 calendar day period to regain compliance. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the minimum bid price requirement. In addition, we would be required to notify Nasdaq of our intent to cure the deficiency during the second compliance period.

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

We are subject to intense price competition. As a result of this and other factors, our gross and operating margins have historically been narrow. Narrow margins magnify the impact of variations in operating costs and of gross margin and of unforeseen adverse events on operating results. Continued increases in costs, such as the cost of merchandise, wage levels, shipping rates, import duties and fuel costs, may negatively impact our margins and profitability. We are not always able to raise the sales price to offset cost increases or to effect increased operating efficiencies in response to increasing costs. If we are unable to maintain our margins in the future, it could have a material adverse effect on our business, results of operations and financial condition. If we become subject to increased price competition in the future, we cannot assure you that we will not lose market share, that we will not be forced to reduce our prices and further reduce our margins, or that we will be able to compete effectively.

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

Our success will depend, in part, on our ability to manage our business and its growth, both domestically and internationally. Any growth in, expansion of, or shift in the focus of our business, is likely to continue to place a strain on our management and administrative resources, infrastructure and systems. As with other businesses, we expect that we will need to further refine and expand our business development capabilities, our systems and processes and our access to financing sources. We will also need to hire, train, supervise, and manage new employees. These processes are time consuming and expensive and will increase management responsibilities and divert management attention. We cannot assure that we will be able to:

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

Management and employee turnover creates uncertainties and could harm our business.

We have experienced significant turnover in our executive leadership in recent years. Changes to strategic or operating goals, which oftentimes occur with the appointment of new executives and board members, can create uncertainty, may negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful. In addition, executive leadership transition periods are often difficult as the new executives gain detailed knowledge of our operations, and friction can result from changes in strategy and management style. Management turnover inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. Until we integrate new personnel, and unless they are able to succeed in their positions, we may be unable to successfully manage and grow our business, and our financial condition and profitability may suffer.

Further, to the extent we experience additional management turnover, competition for top management is high and it may take months to find a candidate that meets our requirements. If we are unable to attract and retain qualified management personnel, our business could suffer. Our future success will also depend on our ability to identify, recruit and retain additional qualified technical and managerial personnel. We operate in several geographic locations where labor markets are particularly competitive, where demand for personnel with these skills is extremely high and is likely to remain high. As a result, competition for qualified personnel is intense, particularly in the areas of general management, finance, engineering and science, and the process of hiring suitably qualified personnel is often lengthy and expensive and may become more expensive in the future. If we are unable to hire and retain a sufficient number of qualified employees, our ability to conduct and expand our business could be seriously reduced.

The market for vaporizer products and related items is a niche market, subject to a great deal of uncertainty and is still evolving.

Vaporizer products comprise a significant portion of our product portfolio. Many of these products have only recently been introduced to the market and are at an early stage of development. These products represent core components of a niche market that is evolving rapidly, is characterized by a number of market participants and is subject to regulatory oversight and a potentially fluctuating regulatory framework. Rapid growth in the use of, and interest in, vaporizer products is recent, and may not continue on a lasting basis. The demand and market acceptance for these products is subject to a high level of uncertainty, including, but not limited to, changes in governmental regulation, developments in product technology, perceived safety and efficacy of our products, perceived advantages of competing products and sale and use of materials that can be vaporized, including in the expanding legal state cannabis markets. For example, concerns about EVALI and youth use of vaporizers have, by some metrics, negatively impacted demand for vaporizers and led to laws and regulations restricting the sale of certain products in different markets. Therefore, we are subject to many of the business risks associated with a new enterprise in a niche market. Continued technical evolution, market uncertainty, evolving regulation and the resulting risk of failure of our new and existing product offerings in this market could have a material adverse effect on our ability to build and maintain market share and on our business, results of operations and financial condition. Further, there can be no assurance that we will be able to continue to compete effectively in this marketplace.

We depend on third-party suppliers for our products and may experience supply shortages which could have a material adverse effect on our business.

We depend on third-party suppliers for our vaporization products and consumption accessories product offerings. Our customers associate certain characteristics of our products, including the weight, feel, draw, flavor, packaging and other unique attributes, to the brands we market, distribute and sell. In the future, we may have difficulty obtaining the products we need from our suppliers as a result of unexpected demand or production difficulties that might extended lead times, as well as due to constraints relating to our low cash position. Also, products may not be available to us in quantities sufficient to meet our customer demand. Any interruption in supply and/or consistency of these products may adversely impact our ability to deliver products to our customers, may harm our relationships and reputation with our customers, and may have a material adverse effect on our business, results of operations and financial condition. Interruptions in supply or consistency of products could arise for a number of reasons, including but not limited to economic and civil unrest, public health crises, embargoes, and sanctions.

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

A significant percentage of our revenue is dependent on sales of products, primarily vaporizers and related components, that we purchase from a small number of key suppliers, including CCELL, Storz & Bickel, Grenco Science and Davinci. For example, products manufactured by CCELL represented approximately 39.1% and 15.2% of our net sales in the years ended December 31, 2022 and 2021, respectively, and products manufactured by Storz & Bickel represented approximately 5.5% and 9.6% of our net sales in the years ended December 31, 2022 and 2021, respectively. Products manufactured by Grenco Science represented approximately 4.6% and 9.0% of our net sales in the years ended December 31, 2022 and 2021, respectively, and products manufactured by Davinci represented approximately 4.0% and 1.5% of our net sales in the years ended December 31, 2022 and 2021, respectively. A decline in sales of any of our key suppliers’ products, whether due to decreases in supply of, or demand for, their products, termination of our agreements with them, regulatory actions or otherwise, could have a material adverse impact on our sales and earnings and adversely affect our business.

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

The FDA has announced its intention to take enforcement measures related to ENDS products offered for sale after September 9, 2020, for which the manufacturers had not submitted a PMTA. Following that date, the FDA did in fact take actions against certain manufacturers of ENDS products for which a PMTA had not been submitted. Accordingly, and in light of the laws noted above, premarket authorizations will be necessary for us to continue our distribution of any vaporizer hardware and accessories that meet the FDA's definition of ENDS. While we do not believe vaporizers intended for use with non-tobacco substances meet the FDA's definition of ENDS, it is possible that the FDA could require premarket authorization for such products.

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

As discussed elsewhere in these Risk Factors and under the heading Regulatory Developments, a number of states and cities have implemented bans or restrictions on the sale of vaporizers and accessories, as well as flavored tobacco products, including vaping liquids and menthol cigarettes. There may, in the future, also be increased regulation of additives in smokeless products and internet sales of vaporization products and certain other consumption accessories. The application of either or both of current federal, state, and local, laws, and of any new laws or regulations which may be adopted in the future at the federal, state, or local level, to vaporization products, consumption accessories or such additives could result in additional expenses and require us to change our advertising and labeling, and methods of marketing and distribution of our products, any of which could have a material adverse effect on our business, results of operations and financial condition.

Canada

On May 23, 2018, the Tobacco and Vaping Products Act (“TVPA”) became effective, and now governs the manufacture, sale, labeling and promotion of vaping products sold in Canada. The TVPA replaced the former Tobacco Act (Canada) and established a legislative framework that applies to vaping products, whether or not they contain nicotine. The TVPA prescribes high-level requirements in relation to vaping products, with regulations governing specific topics such as nicotine concentration and the promotion of vaping products. Other regulations remain forthcoming and there remains a high degree of uncertainty with respect to the compliance landscape for vaping products. As such, there can be no assurance that we will initially be in total compliance, remain competitive, or financially able to meet future requirements administered pursuant to the TVPA. Prior to the TVPA becoming effective, Health Canada had taken the position that electronic smoking products (i.e., electronic products for the vaporization and administration of inhaled doses of nicotine, including electronic cigarettes, cigars, cigarillos and pipes, as well as cartridges of nicotine solutions and related products) fell within the scope of the Food and Drugs Act (Canada) (“Food and Drugs Act”). Vaping products with therapeutic or health-related claims are subject to the Food and Drugs Act and related regulations. Finally, the TVPA provides the authority to make regulations to collect information from industry about vaping products, their emissions and any research and development (e.g., sales data and information on market research, product composition, ingredients, materials, health effects, hazardous properties and brand elements). Health Canada is currently developing proposed regulations in this area.

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

In addition to federal regulations, several provinces, including Alberta, British Columbia, Nova Scotia, Ontario, Prince Edward Island (“PEI”), Quebec, and Saskatchewan, have passed regulations fully restricting or limiting the advertising and sales of certain types of nicotine vaping products. Many provinces have focused their tobacco and vaping control efforts on retail access and have taken action to go beyond the minimum requirements in the TVPA. For example, Nova Scotia, Newfoundland and Labrador, and the Northwest Territories, have increased the minimum age of sale to 19. Notably, in Prince Edward Island, as of March 1, 2020, the minimum age for purchasing nicotine products increased to age 21. In 2019. British Columbia, Saskatchewan, and Ontario limited the sales of flavored vaping products with exceptions for some flavors to specialty stores, whereas some provinces have banned flavored vaping products, with the exception of tobacco flavor (Nova Scotia and Prince Edward Island). By way of example, on August 11, 2020, PEI adopted a regulation to ban the sale of all flavored vaping products, effective March 1, 2021. Quebec is currently considering a ban on flavored products and effective as of March 25, 2022, the sale of flavored vapor products was banned in the Northwest Territories.

Moreover, certain provinces (British Columbia, Newfoundland and Labrador, Saskatchewan, Quebec, Nova Scotia) have implemented an e-cigarette retail licensing system or have guidelines for retailers in order to prevent sales to minors (Alberta, British Columbia, Newfoundland and Labrador, Prince Edward Island, Saskatchewan).

Finally, with respect to the taxation of vaping products, the Canadian government introduced amendments to the Excise Act, 2001 to implement a new excise duty framework on vaping products. These amendments became law on June 23, 2022. The new framework applies to vaping products that are manufactured in Canada or imported, and that are intended for use in a vaping device in Canada. Manufacturers of vaping products are required to get a vaping product license from the Canada Revenue Agency ("CRA"). Importers are required to apply for registration from the CRA. Manufacturers and importers are also required to register for the vaping stamping regime. All vaping products entering the Canadian duty-paid market are required to be packaged with an excise stamp affixed to the product. The excise stamps shows that duties have been paid.

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

We depend on fast and efficient shipping services to distribute our products. Any prolonged disruption of these services may have a material adverse effect on our business, financial condition and results of operations. Rising costs associated with transportation services used by us to receive or deliver our products, including tariffs, as well as delays as a results of factors outside of our control have had and may continue to have a material adverse effect on our business, financial condition and results of operations.

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

Certain of our suppliers, including CCELL and Storz & Bickel, provide us with trade credit or substantial incentives in the form of discounts, credits and cooperative advertising, among other benefits. We have agreements with some of our suppliers under which they provide us, or they have otherwise consistently provided us, with market price discounts to subsidize portions of our advertising, marketing and distribution costs based upon the amount of coverage we give to their respective products in our catalogs or other advertising and marketing mediums. Any termination or interruption of our relationships with one or more of these suppliers, or modification of the terms or discontinuance of our agreements or arrangements with these suppliers, could adversely affect our operating income and cash flow. For example, the incentives we receive from a particular supplier may be impacted by a number of events outside of our control, including acquisitions, divestitures, management changes or economic pressures affecting such supplier, any of which could materially affect or eliminate the incentives we receive from such supplier.

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

We purchase products for resale both directly from manufacturers and, on occasion, from other sources, all of whom we consider our suppliers. We also maintain certain exclusive or preferred relationships with several of our suppliers, which provide us with various benefits such as exclusive rights to distribute their products in certain geographic areas or sales channels, preferred pricing, training, support, preferred access and/or other significant benefits. In some cases, suppliers require us to meet certain minimum standards in order to retain these benefits, and in some instances, we have failed to achieve those minimum standards. If we do not maintain our existing relationships or terms, or if we fail to build new relationships with suppliers on acceptable terms, including our exclusive distribution rights, favorable pricing, manufacturer incentives or reseller qualifications, we may not be able to offer a broad selection of products or continue to offer products from these suppliers at competitive prices, or at all. From time to time, suppliers may be acquired by other companies, terminate our right to sell some or all of their products, modify or terminate our exclusive distributor or preferred distributor status, change the applicable terms and conditions of sale or reduce or discontinue the incentives or supplier consideration that they offer us. Any termination or reduction of such terms by our major suppliers, or our failure to build new supplier relationships, could have a negative impact on our operating results. Further, some products may be subject to allocation by the supplier, which could limit the number of units of those products that are available to us and may adversely affect our operating results.

We do not have long-term contracts with many of our customers. The agreements that we do have generally do not commit our customers to any minimum purchase volume. The loss of a significant customer may have a material adverse effect on us.

Our customers generally place orders on an as-needed basis. Consistent with industry practice, we do not have long-term contracts with most of our customers, other than certain retail chains or distributors in Canada and abroad and certain state-licensed cannabis businesses in the United States. In addition, our agreements generally do not commit our customers to any minimum purchase volume. Accordingly, we are exposed to risks from potential adverse financial conditions in the vaporization products and consumption accessories industry, a potentially shifting legal landscape, the general economy, a competitive landscape, a changing technological landscape or changing customer needs or any other change that may affect the demand for our products. We cannot assure you that our customers will continue to place orders with us in similar volumes, on the same terms, or at all. Our customers may terminate their relationships with us or reduce their purchasing volume at any time. Our ten largest customers, in the aggregate, represented approximately 40.7% and 21.8% of our net sales for the years ended December 31, 2022 and 2021, respectively. The loss of a significant number of customers, or a substantial decrease in a significant customer’s orders, may have an adverse effect on our revenue.

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

Our current model for consumer goods includes selling our products through third-party retailers. These third-party retailers operate physical brick-and-mortar locations to sell our product to consumers. The current shift in purchasing demographics due to many factors and the changing preferences of consumers who are moving from in-store purchases to online purchases creates the additional risks of our current revenue streams being impacted negatively and an overall decrease of market share.

We have experienced and may continue to experience difficulty collecting receivables.

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

We compete in a market that relies on innovation and the ability to react to evolving consumer preferences. The vaporization products and consumption accessories industry is subject to changing consumer trends, demands and preferences. Therefore, products once favored may, over time, become disfavored by consumers or no longer perceived as the best option. Consumers in the vaporizer market have demonstrated a degree of brand loyalty, but suppliers must continue to adapt their products in order to maintain their status among customers as the market evolves. Our continued success depends in part on our ability and our supplier’s ability to continue to differentiate the brand names we represent, own or license and maintain similarly high levels of recognition with target consumers. Trends within the vaporization products and consumption accessories industry change often and our failure to anticipate, identify or react to changes in these trends could, among other things, lead to reduced demand for our products. Factors that have previously and may continue to affect consumer perception of our products include health trends and attention to health concerns associated with herbs, oils, cannabis or other materials used with vaporizers, price-sensitivity in the presence of competitors’ products or substitute products and trends in favor of new vaporization products or technology consumption accessories products that are currently being researched and produced by participants in our industry. For example, in recent years, we have witnessed a shift in consumer purchases from vaporizers designed for dry herbs to those designed for liquids or wax type concentrates. A failure to react to similar trends in the future could enable our competitors to grow or establish their brands’ market share in these categories before we have a chance to respond.

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

We are subject to substantial and increasing regulation regarding the vaporization industry.

In addition to the FDA regulations concerning vaporizer products discussed elsewhere in this Annual Report on Form 10-K, we are subject to regulation by numerous other federal agencies, including the Federal Trade Commission, the Alcohol and Tobacco Tax and Trade Bureau, the Federal Communications Commission, the U.S. Environmental Protection Agency, the

U.S. Department of Agriculture, U.S. Customs and Border Protection and the U.S. Center for Disease Control and Prevention’s Office on Smoking and Health. There have also been adverse legislative and political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, which have received widespread public attention. There can be no assurance as to the ultimate content, timing or effect of any regulation of vaporizer products by governmental bodies, nor can there be any assurance that potential corresponding declines in demand resulting from negative media attention would not have a material adverse effect on our business, results of operations and financial condition.

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

United States

Currently, in the United States, 47 states and the District of Columbia permit some form of cannabis cultivation, sales, and use for certain medical purposes (“medical states”). Twenty-one of those states and the District of Columbia have also legalized cannabis for adults for non-medical purposes (sometime referred to as recreational use). Several medical states may extend legalization to adult use.

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

Canada

On April 13, 2017, the Government of Canada introduced Bill C-45, which proposed the enactment of the Cannabis Act to legalize and regulate access to cannabis. The Cannabis Act proposed a strict legal framework for controlling the production, distribution, sale and possession of medical and recreational adult-use cannabis in Canada. On June 21, 2018, the Government of Canada announced that Bill C-45, received Royal Assent. On July 11, 2018, the Government of Canada published the Cannabis Regulations under the Cannabis Act. The Cannabis Regulations provide more detail on the medical and recreational regulatory regimes for cannabis, including regarding licensing, physical security requirements, product practices, outdoor growing, security, packaging and labelling (including for cannabis accessories), cannabis-containing drugs, document retention requirements, reporting and disclosure requirements, the new access to cannabis for medical purposes regime and industrial hemp. The majority of the Cannabis Act and the Cannabis Regulations came into force on October 17, 2018; additional Cannabis Regulations took effect on October 17, 2019.

As of December 2022, the Minister of Health and the Minister of Mental Health and Addictions has launched the legislative review of the Cannabis Act. The review is being conducted by a five-member independent, expert panel, who will report their final conclusions and advice to the Ministers by Spring 2024. In addition, Health Canada announced that amendments to the Cannabis Act and its regulations concerning cannabis research and testing. Notably, these amendments increase the public possession limit for cannabis beverages to a level that is similar to other forms of cannabis, such as solid edible cannabis products (i.e. gummies or chocolate) and the amendments change how Health Canada regulates non-therapeutic cannabis research with human participants. As for proposed amendments, Health Canada is proposing amendments to the Cannabis Regulations to protect public health and safety, in particular by protecting young persons and others from inducements to use inhaled cannabis extracts. The proposed amendments would restrict the production, sale, promotion, packaging, or labelling of inhaled cannabis extracts with certain flavors, other than the flavor of cannabis.

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

The governments of every Canadian province and territory have implemented regulatory regimes for the distribution and sale of cannabis for recreational purposes. In most provinces and territories, the minimum age is 19 years old, except for Québec, where the minimum age is 18. Certain provinces, such as Ontario, have legislation in place that restricts the packaging of vapor products and the manner in which vapor products are displayed or promoted in stores.

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

Since passage of the Farm Bill, the FDA has expressed multiple times its position that any cannabis product, whether derived from hemp or otherwise, marketed with a disease claim (e.g., a claim of therapeutic benefit or disease prevention) must be approved by the FDA for its intended use through one of the drug approval pathways prior to it being introduced into interstate commerce. The FDA has also repeatedly stated its position that introducing food or dietary supplements with added CBD (or THC), regardless of source, into interstate commerce is illegal under the FDCA. Although enforcement under the FDCA may be civil or criminal in nature, the FDA has thus far limited its recent enforcement against companies selling CBD products to warning letters alleging various violations of the FDCA, including that the products bear claims that render the products unapproved and misbranded new drugs, that CBD is excluded from the FDCA’s definition of “dietary supplement,”

and that the FDCA prohibits the addition of CBD to food. The FDA also tested some of the products, and found that many did not contain the levels of CBD they claimed to contain, which could be the basis for a separate violation of the FDCA. In addition, some states have taken actions to restrict or prohibit the sale of CBD products under state law. On January 26, 2023, the FDA issued a statement that after careful review, the FDA concluded that a new regulatory pathway for CBD is needed that balances individuals’ desire for access to CBD products with the regulatory oversight needed to manage risks. The agency is prepared to work with Congress on this matter.

We currently distribute very limited products containing hemp-derived CBD and other cannabinoids. Although the Farm Bill removed hemp and its derivatives from the definition of “marijuana” under the CSA, uncertainties remain regarding the cultivation, sourcing, production and distribution of hemp and products containing hemp derivatives. Certain states prohibit the sale of all or certain types of products containing hemp. The laws and regulations of states that permit the sale of products containing hemp derivatives, such as CBD, impose various requirements, including requirements to obtain certain permits or licenses, related to the marketing, packaging, safety, and sale of products containing hemp derivatives. These laws and regulations are rapidly developing. We may have to quickly adapt our operations to comply with forthcoming and rapidly-shifting federal and state regulations. These regulations could require significant changes to our business, plans or operations concerning hemp-derived products, and could adversely affect our business, financial condition or results of operations. Additionally, while we believe our current operations with respect to hemp derived products such as CBD comply with existing federal and state laws relating to hemp and hemp-derived products in all material respects, legal proceedings alleging violations of such laws could have a material adverse effect on our business, financial condition and results of operations.

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

We believe our sales do not violate the Federal Paraphernalia Law in any material respect. First, we understand that a substantial majority of the products we offer and sell were and are not primarily intended or designed for any purpose not permitted by the Federal Paraphernalia Law. Indeed, many of the manufacturers whose products we sell disclaim that the products are for use with cannabis. Second, we restrict the sale of certain products — those that may have been primarily intended or designed for use with cannabis — to comply with the Federal Paraphernalia Law’s exemption for sales authorized by state law. In particular, we (a) do not sell those products at all into the states that have maintained complete or near complete cannabis prohibition and (b) limit the sale of those products to licensed cannabis businesses, such as dispensaries, cultivators, and manufacturers, in the states that authorize sales of cannabis paraphernalia only through state-licensed cannabis businesses. Third, we have been in business for many years without facing even threatened legal action under the Federal Paraphernalia Law.

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

There are conflicts of interest among certain of our executive officers and our stockholders.

Certain of our executive officers are engaged in other activities and have interests in other entities on their own behalf or on behalf of other persons. Neither we, nor our stockholders will have any rights in these ventures or their income or profits. Specifically, we sold $0.4 million  and $0.2 million in products and supplies to Unrivaled Brands Inc. ("Unrivaled") in the years ended December 31, 2022 and 2021, respectively. Total gross accounts receivable due from Unrivaled were approximately $0.4 million and $0.4 million as of December 31, 2022 and 2021, respectively. Nicholas Kovacevich, our Chief Corporate Development Officer, and a member of our Board until January 6, 2023 is an investor in Unrivaled and a member of its board of directors.
While we are not aware of any conflict that has arisen or any transaction that has not been conducted on an arm’s length basis to date, Mr. Kovacevich may have conflicting fiduciary duties between us, Unrivaled and his own personal financial interests, for which he must recuse himself from certain of our decision-making processes.

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

For the years ended December 31, 2022 and 2021, we derived 7.8% and 12.1%, respectively, of our net sales from outside the United States, primarily in Canada and certain European countries. As a result, we are subject to numerous evolving and complex laws and regulations which apply, among other things, to financial reporting standards, corporate governance, data privacy, tax, trade regulations, export controls, competitive practices, labor, health and safety laws, laws regarding controlled substances, laws regarding drug paraphernalia, and regulations in each jurisdiction in which we operate. We are also required to obtain permits and other authorizations or licenses from governmental authorities for certain of our operations and we or our suppliers’ must protect our intellectual property worldwide. In the jurisdictions in which we operate, we need to comply with various standards and practices of different regulatory, tax, judicial and administrative bodies.

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

On June 15, 2018, the USTR announced a list of products subject to additional tariffs pursuant to Section 301 of the Trade Act of 1974 (19 U.S.C. 2411)(“the Section 301 tariffs”). Since that time the Section 301 tariffs have been expanded and applied to four lists of product groups (List 1, List 2, List 3 and List 4). List 4 was subsequently split into List 4A and List 4B. With the exception of a limited group of 352 excluded products, the Section 301 tariffs continue at 25% on goods covered under List 1, List 2 and List 3 as well as 7.5% on goods covered under List 4A. The Section 301 tariffs have been suspended on goods covered under List 4B. Also, the Section 301 tariff exclusions on the 352 products referenced are due to expire September 30, 2023.

These tariffs and the evolving trade policy dispute between the United States and China may have a significant impact on the industries in which we participate. Many of the products we sell, including without limitation, certain vaporizer products, aluminum grinders, paper products and plastic products, are subject to the 25 percent tariff and such tariff, along with resultant price increases, may negatively impact our pricing and customer demand for these products. A “trade war” between the United States and China or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, customers, suppliers and/or the United States economy or certain sectors thereof and, thus, to adversely impact our businesses and results of operations.

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

We are transitioning our business and have engaged, and may continue in engage in, dispositions via sales of our assets or other exit activities and other strategic initiatives and we may face risks related to such transactions.

We have engaged in, and expect to continue to pursue, strategic dispositions and initiatives, as we transition our business. Dispositions present significant challenges and risks relating the separation of disposed businesses. Such risks include: (i) we may incur unanticipated costs or expenses, (ii) we may not be able to successfully separate divested businesses and related obligations from our operations as planned, and (iii) we may not be able to realize anticipated reductions in costs attributable to divested businesses or assets. Divestitures may also involve continued financial involvement in, or liability with respect to, the divested businesses. As a result of divestiture transactions, we could incur severance charges for personnel and payments for lease and other commitments, charges from the impairment or write-off of assets, and other financial loss due to the transaction. Furthermore, there is the risk that we might lose customers. In addition, we may not realize the degree or timing of benefits we anticipate when we first enter into a transaction. There can be no assurances that we will manage dispositions or other strategic initiatives successfully, that strategic opportunities will be available to us on acceptable terms or at all, or that we will be able to consummate desired transactions. Any of the foregoing could materially adversely affect our competitive position, financial condition, results of operations or cash flows. For more information on the disposition activities we have undertaken to date, please see "Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Overview — Plan to Accelerate Path to Profitability and Capitalize the Business" and “"Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."

We intend to continue to pursue selective acquisitions to complement our organic growth, which may not be successful and may divert financial and management resources.

We intend to continue to identify appropriate opportunities to acquire or invest in technologies, businesses or assets that are strategically important to our business or form alliances with key participants in our industry to further expand our business. However, we may not be successful in identifying suitable acquisition opportunities or completing such transactions. Our competitors may be more effective in executing and closing acquisitions in competitive auctions than us. Furthermore, we have historically used common stock as partial consideration in certain acquisitions such as our acquisitions of Eyce and DaVinci, and our ability to complete acquisitions using common stock going forward may not be attractive if our common stock continues to trade a depressed levels. Our ability to enter into and complete acquisitions may be restricted by, or subject to, various approvals under U.S., Canadian or other applicable law or may not otherwise be possible, may result in a possible dilutive issuance of our securities, or may require us to seek additional financing. We also may experience difficulties integrating acquired operations, technology, and personnel into our existing business and operations. Completed acquisitions may also expose us to potential risks, including risks associated with unforeseen or hidden liabilities, impact to our corporate culture, the diversion of resources from our existing business, and the potential loss of, or harm to, relationships with our suppliers, business relationships or employees as a result of our integration of new businesses. In addition, following completion of an acquisition, our management and resources may be diverted from their core business activities due to the integration process, which diversion may harm the effective management of our business. Furthermore, it may not be possible to achieve the expected synergies or the actual cost of delivering such benefits may exceed the anticipated cost. Any of these factors may have an adverse effect on our business, results of operations and financial condition.

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

We rely extensively on information systems and technology to manage our business and summarize operating results. We have substantially completed our multi-year implementation of a new ERP system for our Consumer Products division, which replaced our existing operating and financial systems. However, we are still in the process of transitioning from the legacy KushCo ERP system for our Industrial Products and certain Consumer Products. The ERP system is designed to accurately maintain the Company’s financial records, enhance operational functionality and provide timely information to the

Company’s management team related to the operation of the business. The ERP system implementation process has required, and will continue to require, the investment of significant personnel and financial resources. Although we expect the ERP implementation to increase efficiencies by leveraging a common, cloud-based system throughout all divisions and standardizing processes and reporting, we have and may continue to experience complications and disruptions to our business and operations during the transition from our legacy systems. For example, we saw our order processing become significantly impacted by this transition in early 2022.

We may not be able to successfully operate the ERP system without experiencing further delays, increased costs and other difficulties. If we are unable to successfully utilize the new ERP system as planned, our financial position, results of operations and cash flows could be negatively impacted. Additionally, if the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess those controls adequately could be further delayed.

We are subject to risks associated with public health crises, such as pandemics and epidemics, including the COVID-19 pandemic, which may have a material adverse effect on our business. The nature and extent of future impacts are highly uncertain and unpredictable.

We are subject to risks associated with public health crises, such as pandemics and epidemics, including the COVID-19 pandemic. While many countries around the world have removed or reduced the restrictions taken in response to the COVID-19 pandemic, the emergence of new variants of COVID-19 virus may result in new governmental lockdowns, quarantine requirements or other restrictions to slow the spread of the virus. In addition, any such measures could also impact the global economy more broadly, for example by leading to further economic slowdowns. While COVID-19 case volumes have decreased in the U.S and certain other countries, the global outlook remains uncertain as case counts fluctuate and vaccination and booster rates remain relatively low in many parts of the world. If we or any of the third parties with whom we engage, including the suppliers, manufacturers and other third parties in our global supply chain, were to experience shutdowns or other significant business disruptions, our ability to conduct our business in the manner presently planned could be materially and negatively impacted. For example, our Higher Standards stores in California and New York were closed for several months in 2020 as a result of COVID-19.

The scope and duration of any future public health crisis, including the potential emergence of new variants of the COVID-19 virus, the pace at which government restrictions are imposed and lifted, the scope of additional actions taken to mitigate the spread of disease, global vaccination and booster rates, the speed and extent to which global markets and utilization rates for our products fully recover from the disruptions caused by such a public health crisis, and the impact of these factors on our business, financial condition and results of operations, will depend on future developments that are highly uncertain and cannot be predicted with confidence.

To the extent the COVID-19 pandemic or other public health crises adversely affect our operations and global economic conditions more generally, it may also have the effect of heightening many of the other risks described herein.

Risks Related to Our Organizational Structure

Our principal asset is our interest in the Operating Company, and, accordingly, we depend on distributions from the Operating Company to pay our taxes and expenses. The Operating Company’s ability to make such distributions may be subject to various limitations and restrictions.

We are a holding company and have no material assets other than our ownership of all of the Common Units of the Operating Company. As such, we have no independent means of generating revenue or cash flow. Our ability to pay our operating expenses or declare and pay dividends in the future, if any, will be dependent upon the financial results and cash flows of the Operating Company and its subsidiaries and distributions we receive from the Operating Company. There can be no assurance that the Operating Company and its subsidiaries will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants, in any future debt instruments, will permit such distributions. In addition, because we are a holding company, our stockholders’ claims as a stockholder will be structurally subordinated to all existing and future liabilities and obligations of the Operating Company. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of the Operating Company and its subsidiaries will be available to satisfy the claims of our stockholders only after all of our and Greenlane Holdings, LLC’s and its subsidiaries’ liabilities and obligations have been paid in full.

The Operating Company is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to any entity-level U.S. federal income tax. Instead, taxable income is allocated to holders of Common Units. As of December 31, 2022, we hold all of the outstanding Common Units. Accordingly, we will incur income taxes on any net taxable income of the Operating Company. Under the terms of the Fourth Amended and Restated Agreement of the Operating Company (the “Operating Agreement”), the Operating Company is obligated to make tax distributions to holders of Common Units. In addition to tax expenses, we will also incur expenses related to our operations which we expect could be significant. We intend, as its manager and sole member, to cause the Operating Company to make cash distributions to us in an amount sufficient to (i)

fund our tax obligations in respect of taxable income allocated to us and (ii) cover our operating expenses. However, the Operating Company’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which the Operating Company is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering the Operating Company insolvent. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations, we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders.

The Tax Receivable Agreement (the "TRA") may require us to make cash payments to the members of the Operating Company in respect of certain tax benefits to which we may become entitled.

Under the TRA we entered into with the Operating Company and its members, we are required to make cash payments to the members of the Operating Partnership equal to 85% of the tax benefits, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (i) the increases in the tax basis of assets of the Operating Company resulting from any redemptions or exchanges of Common Units from the members and (ii) certain other tax benefits related to our making payments under the TRA. Although we held all of the outstanding Common Units as of December 31, 2022, payments under the TRA are not conditioned on any member’s continued ownership of Common Units or our Class A common stock.

The actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the amount of gain recognized by prior holders of Common Units, the amount and timing of the taxable income we generate in the future, and the federal tax rates then applicable.

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

The market price of our Class A common stock has been volatile and has declined significantly since our initial public offering and could face more volatility and price declines in the future as a result of a number of factors, many of which are beyond our control. Furthermore, volatility in our stock price may occur regardless of our operating performance. As a result, you may not be able to sell your shares at or above the price you paid and you could lose a substantial part or all of your investment in our Class A common stock. The following factors could affect our stock price:

•general market conditions, including conditions that are outside of our control, such as actions or proposed actions of the current U.S. Presidential administration and the Federal Reserve to curb inflation or the impact of future public health crises; novel and unforeseen market volatility and trading strategies, such as the short squeeze rallies caused by retail investors on retail trading platforms;
•our financing activities, including the issuance of additional securities;
•our operating and financial performance and the performance of other similar companies;
•the market perception of our industry;
•management turnover;
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

Your percentage ownership will be diluted in the future as a result of equity awards that we expect will be granted to our directors, officers and employees, as well as any shares of our Class A common stock, or securities convertible into shares of our Class A common stock, we issue in connection with future capital raising or strategic transactions at prices that are dilutive to shareholders. Our Second Amended and Restated 2019 Equity Incentive Plan provides for the grant of equity-based awards to our directors, officers and employees. The issuance of any shares of Class A common stock will dilute the proportionate ownership and voting power of existing security holders.

Substantial sales and issuances of our Class A common stock have and may continue to occur, or may be anticipated, which have and could continue to cause our stock price to decline.

The market price of shares of our Class A common stock could decline further as a result of substantial sales of our Class A common stock, particularly sales by our directors, executive officers, and significant shareholders pursuant to plans of disposition adopted in accordance with Rule 10b5-1 of the Exchange Act, issuances of Class A common stock at prices that are dilutive to stockholders, a large number of shares of our Class A common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. Additionally, we expect that we will seek to raise additional capital from time to time in the future, which may involve the issuance of additional shares of our Class A common stock, or securities convertible into shares of our Class A common stock in subsequent public or private offerings at dilutive prices if debt is not available to us to fund our working capital needs.

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

As a public reporting company, we are subject to rules and regulations established from time to time by the SEC regarding our internal control over financial reporting. In connection with our assessment of the effectiveness of our disclosure controls and procedures, we identified certain material weaknesses in our internal control over financial reporting, which caused our Chief Executive Officer and Chief Financial Officer to determine that our internal control over financial reporting, as well as our disclosure controls and procedures, were not effective as of December 31, 2020 and these material weaknesses have not yet been fully remediated as of December 31, 2022.

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

Our management, including our Chief Executive Officer and Chief Financial and Legal Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

As previously disclosed, in 2020, we began a multi-year implementation of a new ERP system, which we substantially completed for our Consumer Products division in 2022. However, we are still in the process of transitioning from the legacy KushCo ERP system for our Industrial Products division and certain Consumer Products. The ERP system will replace our existing core financial systems, and which we expect will be completed in 2023. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures, based upon which, management expects to focus its allocation of organizational resources to ensure the successful implementation of the new ERP system, including as it relates to designing and implementing effective control activities. Conversely, management expects that additional efforts related to re-designing user access roles and permissions in the existing ERP system, which is expected to be decommissioned in 2023, will be limited. Based on these considerations, and subject to management’s ongoing assessment, we do not expect that the previously reported material weaknesses related to ineffective user access controls will be considered remediated until we complete the implementation of our new ERP system.

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

We have a large number of authorized but unissued shares of stock, which could negatively impact a potential investor if they purchase our Class A common stock.

On August 9, 2022, we effected the Reverse Stock Split. The Reverse Stock Split did not change the par value of our Class A common stock or the number of shares of Class A common stock or preferred shares authorized by our amended and restated certificate of incorporation. Because the number of authorized shares of our Class A common stock was not reduced proportionally, the Reverse Stock Split increased our Board’s ability to issue authorized and unissued shares without further stockholder action. As of December 31, 2022, our amended and restated certificate of incorporation provides for 600,000,000 shares of authorized Class A common stock, 30,000,000 shares of authorized Class B common stock and 10,000,000 shares of authorized preferred stock and we have 15,985,637 shares of Class A common stock outstanding, 18,752,297 shares reserved for exercise or vesting of outstanding warrants and options to purchase shares of Class A common stock and 886,424 shares of Class A common stock reserved for future grant under the Company’s equity incentive plan. No shares of Class B common stock or preferred stock are outstanding.

With respect to authorized but unissued and unreserved shares, we could also use such shares to oppose a hostile takeover attempt or delay or prevent changes in control or changes in or removal of management. The issuance of additional shares of Class A common stock or securities convertible into Class A common stock may have a dilutive effect on earnings per share and relative voting power and may cause a decline in the trading price of our Class A common stock. We could use the shares that are available for future issuance in dilutive equity financing transactions, or to oppose a hostile takeover attempt or delay or prevent changes in control or changes in or removal of management, including transactions that are favored by a majority of the stockholders or in which the stockholders might otherwise receive a premium for their shares over then-current market prices or benefit in some other manner.

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

We are a “smaller reporting company” under federal securities laws and we cannot be certain whether the reduced reporting requirements applicable to such companies will make our Class A common stock less attractive to investors.

We are a “smaller reporting company” under federal securities laws. For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Generally, we will remain a smaller reporting company so long as our public float remains less than $250 million as of the last business day of our most recently completed second fiscal quarter. We cannot predict if investors will find our Class A common stock less attractive because we may rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may decline or be more volatile.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease our headquarters in Boca Raton, Florida with approximately 4,000 square feet of office space. We have also entered into leases for distribution centers in the United States, Canada and Europe, administrative office locations in the United States and Europe, and a retail store in the United States. We believe that our facilities are adequate for our current global operational needs and we are capable of acquiring or leasing additional space as necessary.

ITEM 3. LEGAL PROCEEDINGS

For information regarding legal proceedings as of December 31, 2022, see "Note 7—Commitments and Contingencies" of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.
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

Holders

As of December 31, 2022, there were approximately 93 stockholders of record of our Class A common stock. Since certain of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never declared or paid any cash dividends on our Class A common stock. We intend to retain any future earnings and do not expect to pay cash dividends in the foreseeable future.

Unregistered Sales of Equity Securities
During the three months ended December 31, 2022, we issued shares of Class A common stock in exchange for an equivalent number of shares of Class B common stock and Common Units of the Operating Company pursuant to the terms of our Amended and Restated Certificate of Incorporation and the Operating Company's Third Amended and Restated Operating Agreement, as follows:

	Date	Class A shares issued
*	10/11/2022	172
	10/31/2022	1,588
	10/31/2022	428
	12/1/2022	172
	12/8/2022	172
	12/15/2022	71,250
	12/15/2022	76,137
	12/30/2022	172
	12/30/2022	86

These shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

ITEM 6. [Reserved]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Founded in 2005, Greenlane is the premier global platform for the development and distribution of premium cannabis accessories, vape devices, and lifestyle products. In 2021, we completed several transformative acquisitions including the acquisition of two proprietary house brands, EYCE (“Eyce”) and DaVinci (“DaVinci”), along with a larger merger with KushCo Holdings, adding a significant industrial line of business to the Greenlane platform. These acquisitions strengthened our leading position as a consumer ancillary products house-of-brands business by adding two established brands to our portfolio (Eyce and DaVinci), and significantly expanded our customer network, bringing strategic relationships with leading cannabis multi-state-operators (“MSOs”), cannabis single-state operators (“SSOs”), and Canadian licensed-producers (“LPs”). Greenlane is a leading ancillary cannabis company, providing a wide array of consumer ancillary products and industrial ancillary products to thousands of cannabis producers, processors, brands, and retailers (“Cannabis Operators”), in addition to specialty retailers, smoke shops and head shops, convenience stores, and consumers directly through our own proprietary web stores and large online marketplaces such as Amazon.

We have been developing a world-class portfolio of our own proprietary brands (the "Greenlane Brands") that we believe will, over time, deliver higher margins and create long-term value for our customers and shareholders. Our wholly-owned Greenlane Brands includes our recently launched a more affordable product line – Groove, innovative silicone pipes and accessories – Eyce, best-in-class premium vaporizer brand – DaVinci, premium smoke shop and ancillary product brand – Higher Standards, child-resistant packaging brand - Pollen Gear. We also have category exclusive licenses for the premium Marley Natural branded products, as well as the K.Haring Glass Collection.

The Greenlane Brands, along with a curated set of third-party products, are offered to customers through our proprietary, owned and operated e-commerce platforms which include Vapor.com, Vaposhop.com, DaVinciVaporizer.com, PuffItUp.com, HigherStandards.com, EyceMolds.com, and MarleyNaturalShop.com. These platforms allow us to reach customers directly with helpful resources and a seamless purchasing experience.

We merchandise vaporizers, packaging, and other ancillary products in the United States, Canada, Europe and Latin America. We distribute products to retailers through wholesale operations and distribute products to consumers through e-commerce activities and our flagship Higher Standards store in New York City's famed Chelsea Market. We operate our own distribution centers in the United States, while also utilizing third-party logistics ("3PL") locations in the United States, Canada, and Europe. We have made tremendous progress consolidating and streamlining our warehouse and distribution operations following our acquisitions in 2021, and we look forward to further optimization of our footprint in 2023.

We manage our business in two different, but complementary, business segments. The first is the Consumer Goods segment, which focuses on serving consumers across wholesale, retail, and e-commerce operations—offering both our Greenlane Brands as well as ancillary products and accessories from select leading third-party brands, such as Storz and Bickel, Grenco Science, PAX, Cookies and more. The Consumer Goods segment forms a central part of our growth strategy, especially as it relates to scaling our own portfolio of higher-margin proprietary owned brands. In addition to our Consumer Goods segment, we have our Industrial Goods segment, which focuses on serving Cannabis Operators by providing ancillary products essential to their daily operations and growth, such as packaging and vaporization solutions, including our Greenlane Brand Pollen Gear. Refer to "Note 11— Segment Reporting" within Item 8 to this Annual Report on Form 10-K for additional information on our reportable segments.

Plan to Accelerate Path to Profitability and Capitalize the Business

In today’s economic environment, not to mention the environment of the cannabis industry itself, the key focus for many companies is profitability. At Greenlane, we are hyper focused on getting our business profitable and well-capitalized for long-term sustainability. We have announced numerous facility closures (both warehouse and office) throughout 2022. The results of those efforts should be fully materialized in 2023. In addition, we have substantially reduced our headcount and associated salary and wages expenses. We have been working hard to right-size our business, focus on core areas, and reduce our overall cost structure while improving our margins in an effort to be profitable in 2023.

On June 22, 2022, we provided an update on the Liquidity Initiatives, which our management believed could generate more than $30.0 million of liquidity on a non-dilutive basis by the end of 2022 if all measures were successful. On July 19, 2022, Warehouse Goods entered into that certain Membership Interest Purchase Agreement and supporting documents to sell our 50% stake in VIBES Holdings LLC for total consideration of $4.6 million in cash. Additionally, on August 9, 2022, we entered into an asset-based loan pursuant to that certain Loan and Security Agreement, dated as of August 8, 2022 (the “Loan Agreement”), by and among the Company, certain subsidiaries of the Company as guarantors, the parties thereto from time to time as lenders (the “Lenders”), and WhiteHawk Capital Partners LP, as the agent for the Lenders. As described in the Loan Agreement, the Lenders agreed to make available to us a term loan of up to $15.0 million on the terms and conditions set forth therein and the other Financing Agreements (as defined therein). Subsequently, on August 16, 2022, 1095 Broken Sound Pwky entered into a Purchase and Sale Agreement with a third-party whereby 1095 Broken Sound agreed to sell a certain parcel of real estate including our headquarters building in Boca Raton, Florida for total consideration of $9.95 million, and on September 22, 2022 we closed on the sale.

In 2022, we announced our plans to divest our packaging division which should bring in meaningful working capital and allow for substantial cost-reductions. The divestiture should allow us to further consolidate our warehouse footprint into one U.S. warehouse for our Consumer Goods and remaining Industrial Goods. This initiative, combined with restructuring some of our other initiatives, should allow us to reduce our overall cost-structure to a sustainable point, and in combination, convert millions of dollars of inventory back into working capital, thereby significantly improving our balance sheet.

Finally, we are working to sell our excess & obsolete (“E&O”) inventory of lower-margin, non-strategic products, along with reducing our overall level of inventory on hand. In May 2022, we commenced our official E&O sales program internally and have since sold more than $4.1 million of previously reserved E&O inventory. Our management anticipates that the proceeds from these E&O sales, combined with a general sell-down of other non-core third-party brand inventory, will generate more than $10.0 million in liquidity.

Management believes that our strategic initiatives will significantly reduce costs, help accelerate the Company’s path to profitability, support the growth of the business in a non-dilutive manner, and allow the Company to reinvest capital into its highest margin and highest growth potential product lines, such as its Greenlane Brands.

Notwithstanding the 2022 Plan and Liquidity Initiatives, we were required to obtain additional capital through the sale of common stock and warrants in a public offering that closed in October 2022 and filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in February 2023 seeking to register the offering of up to $8 million in units, which has not yet become effective. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources. The October 2022 offering was completed and the February 2023 Form S-1 was filed, in order to meet short term funding needs, and we are still seeking to execute our strategic and other liquidity initiatives.

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

Reverse Stock Split

On August 4, 2022, we filed a Certificate of Amendment (the “Certificate of Amendment”) to our amended and restated certificate of incorporation with the Secretary of State of the State of Delaware, which effected a one-for-20 reverse stock split (the “Reverse Stock Split”) of our issued and outstanding shares of Class A common stock and Class B common stock (collectively, the “Common Stock”) at 5:01 PM Eastern Time on August 9, 2022. As a result of the Reverse Stock Split, every 20 shares of Common Stock issued and outstanding were converted into one share of Common Stock. We paid cash in lieu of fractional shares, and accordingly, no fractional shares were issued in connection with the Reverse Stock Split.

The Reverse Stock Split did not change the par value of the Common Stock or the authorized number of shares of Common Stock. All outstanding options, restricted stock awards, warrants and other securities entitling their holders to purchase or otherwise receive shares of our Common Stock have been adjusted as a result of the Reverse Stock Split, as required by the terms of each security. The number of shares available to be awarded under our Second Amended and Restated 2019 Equity Incentive Plan have also been appropriately adjusted. See "Note 10 — Compensation Plans" for more information.

All share and per share amounts in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022 have been retroactively adjusted for all periods presented to give effect to the Reverse Stock Split.

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
Due to declines in the Company's stock price as well as changes to our estimates and assumptions of the expected future cash flows, we recorded impairment charges of approximately $71.4 million related to goodwill and indefinite-lived intangibles during the year ended December 31, 2022. For additional information about goodwill and intangible assets, see "Note 3—Business Acquisitions" and "Note 8—Supplemental Financial Statement Information" of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.
Income Taxes and TRA Liability

We are a corporation subject to income taxes in the United States. Certain subsidiaries of the Operating Company are taxable separately from us. Our proportional share of the Operating Company’s subsidiaries’ provisions are included in our consolidated financial statements.

As of December 31, 2022, we hold all the outstanding Common Units in the Operating Company and are the sole member. As a result, starting in 2023, 100% of the Operating Company’s US and state income and expenses will be included in our US and state tax returns.

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

Results of Operations

The following table presents operating results for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
			% of Net sales		Change
	2022	2021	2022	2021	$	%
Net sales	$137,085	$166,060	100.0%	100.0%	$(28,975)	(17.4)%
Cost of sales	112,102	132,207	81.8%	79.6%	(20,105)	(15.2)%
Gross profit	24,983	33,853	18.2%	20.4%	(8,870)	(26.2)%

Operating expenses:
Salaries, benefits and payroll taxes	31,290	34,012	22.8%	20.5%	(2,722)	(8.0)%
General and administrative	41,000	47,874	29.9%	28.8%	(6,874)	(14.4)%
Goodwill and indefinite-lived intangibles impairment charge	71,360	—	52.1%	—%	71,360	*
Depreciation and amortization	9,067	4,689	6.6%	2.8%	4,378	93.4%
Total operating expenses	152,717	86,575	111.4%	52.1%	66,142	76.4%
Loss from operations	(127,734)	(52,722)	(93.2)%	(31.7)%	(75,012)	142.3%

Other income (expense), net:
Interest expense	(2,450)	(574)	(1.8)%	(0.3)%	(1,876)	326.8%
Employee retention credits	4,854	—	3.5%	—%	4,854	*
Other expense, net	(541)	(117)	(0.4)%	(0.1)%	(424)	362.4%
Total other expense, net	1,863	(691)	1.3%	(0.4)%	2,554	*
Loss before income taxes	(125,871)	(53,413)	(91.9)%	(32.3)%	(72,458)	135.7%
Provision for income taxes	(13)	10	—%	—%	(23)	(230.0)%
Net loss	(125,858)	(53,423)	(91.9)%	(32.3)%	(72,435)	135.6%
Net loss attributable to non-controlling interest	(10,098)	(22,840)	(7.4)%	(13.8)%	12,742	(55.8)%
Net loss attributable to Greenlane Holdings, Inc.	$(115,760)	$(30,583)	(84.5)%	(18.4)%	$(85,177)	278.5%
*Not meaningful

Consolidated Results of Operations
Net Sales
For the year ended December 31, 2022, total net sales were approximately $137.1 million, compared to approximately $166.1 million for the year ended December 31, 2021, representing a decrease of $29.0 million, or 17.4%. The year-over-year decrease was primarily driven by a decrease in Consumer Goods segment of $62.0 million, or 56.3% decrease, offset by an increase in the Industrial segment of $33.0 million or 59.0% due to the net sales contributed by our merger with KushCo, which have been included in our results of operations since August 31, 2021, which is the merger completion date. The decline in the Consumer Goods segment is due to a major restructuring effort by the company during fiscal year 2022 to reduce sales and marketing cost to align with revenue, sale of the Company's minority interest in Vibes brand and a shift in strategy to focus on in-house brands that have a higher margin profile and rationalized third-party brand offering generating top line revenue with lower margins.
Cost of Sales and Gross Margin

For the year ended December 31, 2022, cost of sales decreased by $20.1 million, or 15.2%, as compared to the year ended December 31, 2021. The decrease in cost of sales is aligned with the decrease in revenue of 17.4%.

Gross margin decreased by 2.2% to 18.2% for the year ended December 31, 2022, compared to gross margin of 20.4% for the same period in 2021. The decrease in margin is due to the increased weight on margin from the Industrial segment that has a lower margin profile then the Consumer segment representing 65% of total revenue for fiscal year 2022 versus only representing 34% of total revenue for fiscal year 2021. Excluding inventory write-offs of damaged and obsolete inventory in

2022 and 2021 of $9.6 million and $10.5 million gross margins decreased 1.5% to 25.2% in 2022, compared to 26.7% for the same period in 2021.

Gross margin, or gross profit as a percentage of net sales, has been and will continue to be affected by a variety of factors, including the average mark-up over the cost of our products; the mix of products sold; purchasing efficiencies; the level of sales for certain third-party brands, which carry contractual profit sharing obligations; and the potential impact on freight costs arising from passing of the PACT Act amendment noted under Regulatory Developments. Many of our products are sourced from suppliers who may use their own third-party manufacturers, and our product costs and gross margins may be impacted by the product mix we sell in any given period. Furthermore, Consumer Goods segment and Industrial segment margins are significantly different, due to their respective customer bases, product mix and types of transactions. Industrial segment revenue is comprised of a stable customer base of wholesale and business to business customers, resulting in a lower-volume of transactions with a higher average transaction price and lower margin sales. Conversely, Consumer Goods sales are comprised of business to business, retail and e-commerce sales that consist of a higher volume of transactions with lower average prices and higher margins.
Salaries, Benefits and Payroll Taxes
Salaries, benefits and payroll taxes expenses decreased by approximately $2.7 million, or 8.0% , to $31.3 million for the year ended December 31, 2022, compared to $34.0 million for the same period in 2021. The decrease is related to a reduction in workforce of 49% throughout fiscal year 2022. The Company reduced headcount from 308 employees as of December 31, 2021 to 157 employees as of December 31, 2022. The decrease was offset by a full year of compensation expense related to the KushCo merger for fiscal year 2022 versus only four months of expense from the merger date of August 31, 2021 for fiscal year 2021.
As we continue to closely monitor the evolving business landscape, including the impacts of COVID-19 on our customers, vendors, and overall business performance, we remain focused on identifying cost-saving opportunities while delivering on our strategy to recruit, train, promote and retain the most talented and success-driven personnel in the industry.
General and Administrative Expenses
General and administrative expenses decreased by approximately $6.9 million, or 14.4%, for the year ended December 31, 2022, compared to the same period in 2021. This decrease was primarily due to a decrease of approximately $4.9 million in professional fees related to accounting, legal, general sub-contracting and M&A; a decrease of $1.1 million in insurance expense, a decrease of $1.3 million in marketing expense, a decrease of $1.6 million in merchant credit card fees due to the decrease in revenue and a gain of $1.4 million related to the sale of assets primarily driven by the sale of the Company's 50% interest in the Vibes entity and the Company's headquarters in Boca Florida offset by some asset losses. The decreases were offset by a one-time VAT liability gain recorded in 2021 of $1.7 million, bad debt expense increase of $1.1 million and increases in other G&A expenses of $0.7 million.
Goodwill and Indefinite-Lived Intangibles Impairment Charge

We incurred a goodwill and indefinite-lived intangibles impairment charge of approximately $71.4 million during the year ended December 31, 2022, compared to no such impairment charge for the comparable period in 2021. This impairment charge was due to declining business and declining enterprise value.
Depreciation and Amortization Expenses

Depreciation and amortization expense increased $4.4 million, or 93.4%, for the year ended December 31, 2022, compared to the same period in 2021. The increase is primarily related to the additional depreciation and amortization expense related to assets acquired in conjunction with the KushCo merger, the Eyce and DaVinci business acquisitions, and the ERP implementation.
Other Income (Expense), Net
Interest expense.
Interest expense increased approximately $1.9 million during the fiscal year 2022 versus fiscal year 2021. The increase is primarily related to the new Asset-Based Loan, Bridge Loan and the Eyce and DaVinci promissory notes.
Employee retention credits.
As of December 31, 2022, we had recorded an ERC receivable of $4.9 million within "Other current assets" on our consolidated balance sheets, and a corresponding amount was included in "Other income (expense), net" in our consolidated statement of operations and comprehensive loss for the year ended December 31, 2022. On February 16, 2023, two of Greenlane Holdings, Inc.’s subsidiaries, Warehouse Goods LLC and Kim International LLC (collectively, the “Company”), entered into an agreement with a third-party institutional investor pursuant to which the investor purchased, for approximately $4.9 million in cash, an economic participation interest, at a discount, in all of the Company’s rights to payment from the United States Internal Revenue Service with respect to the employee retention credits filed by the Company under the Employee Retention Credit (“ERC”) program.
Other expense, net.
Other expense, net, increased by approximately $0.4 million for the year ended 2022 primarily due to changes in the fair value of contingent consideration and other losses, compared to the same period in 2021.
Segment Operating Performance
Following the completion of the KushCo merger in late August 2021, we reassessed our operating segments based on our new organizational structure. Based on this assessment, we determined we had two operating segments as of December 31, 2021, which are the same as our reportable segments: (1) Consumer Goods, which largely comprises Greenlane's legacy operations across the United States, Canada, and Europe, and (2) Industrial Goods, which largely comprises KushCo's legacy operations. These changes in operating segments align with how we manage our business as of the fourth quarter of 2022.
The Consumer Goods segment focuses on serving consumers across wholesale, retail and e-commerce operations—through both our proprietary brands, including Eyce, DaVinci, Marley Natural, Keith Haring, and Higher Standards, as well as lifestyle products and accessories from leading brands, like Storz and Bickel, Grenco Science, and many more. The Consumer Goods segment forms a central part of our growth strategy, especially as it relates to scaling our own portfolio of higher-margin proprietary owned brands.
The Industrial Goods segment focuses on serving the premier cannabis brands, operators, and retailers through our wholesale operations by providing ancillary products essential to their growth, such as customizable packaging and supply products, which includes our Greenlane Brand Pollen Gear and vaporization solutions offering which includes CCELL branded products.
Our CODM allocates resources to and assesses the performance of our two operating segments based on the operating segments' net sales and gross profit. The following table sets forth information by reportable segment for the years ended December 31, 2022 and 2021:

			% of Total Net sales		Change
	2022	2021	2022	2021	$	%
Net sales:
Consumer Goods	$48,134	$110,105	35.1%	66.3%	$(61,971)	(56.3)%
Industrial Goods	88,951	55,955	64.9%	33.7%	32,996	59.0%
Total net sales	$137,085	$166,060	100.0%	100.0%

			% of Segment Net sales		Change
Cost of sales:	2022	2021	2022	2021	$	%
Consumer Goods	$38,531	$87,561	80.0%	79.5%	$(49,030)	(56.0)%
Industrial Goods	73,571	44,646	82.7%	79.8%	28,925	64.8%
Total cost of sales	$112,102	$132,207

Gross profit:
Consumer Goods	$9,603	$22,544	20.0%	20.5%	$(12,941)	(57.4)%
Industrial Goods	15,380	11,309	17.3%	20.2%	4,071	36.0%
Total gross profit	$24,983	$33,853
Consumer Goods
For the year ended December 31, 2022, our Consumer Goods operating segment reported net sales of approximately $48.1 million compared to approximately $110.1 million for the same period in 2021, representing a decrease of $62.0 million or 56.3%. The decline in the Consumer Goods segment is due to a major restructuring effort by the Company during fiscal year 2022 to reduce sales and marketing cost to align with revenue, sale of the Company's minority interest in Vibes brand and a shift in strategy to focus on in-house brands that have a higher margin profile and rationalized third-party brand offering generating top line revenue with lower margins.

For the year ended December 31, 2022, cost of sales decreased by $49.0 million, or 56.0%, as compared to the same period in 2021. The decrease in cost of sales was primarily due to the 56.3% decrease in Consumer Goods net sales.

Gross margin remained relatively flat at approximately 20.0% for the year ended December 31, 2022, compared to gross margin of approximately 20.5% for the same period in 2021. Excluding inventory write-offs of damaged and obsolete inventory charges of $3.8 million, gross margin was approximately 28% for year ended December 31, 2022, compared to gross margin of approximately 25.0%, excluding damaged and obsolete charges of $5.2 million, for the same period in 2021.

Industrial Goods
For the year ended December 31, 2022, our Industrial Goods operating segment reported net sales of approximately $89.0 million compared to approximately $56.0 million for the same period in 2021, representing an increase of $33.0 million or 59.0%. The increase is directly related to net sales contributed by our merger with KushCo, which have been included in our results of operations since August 31, 2021, which is the merger completion date.
For the year ended December 31, 2022, cost of sales increased by $28.9 million, or 64.8%, as compared to the same period in 2021. The increase is directly related to cost of sales contributed by our merger with KushCo, which have been included in our results of operations since August 31, 2021, which is the merger completion date.

Gross margin was approximately 17.3% for the year ended December 31, 2022, compared to gross margin of approximately 20.2% for the same period in 2021, representing 2.9% year over year decrease. Excluding inventory write-offs of damaged and obsolete inventory charges of $5.1 million, gross margin was approximately 23% for year ended December 31, 2022, compared to gross margin of approximately 30%, excluding damaged and obsolete charges of $5.3 million, for the same period in 2021.
Net Sales by Geographic Regions

	Year Ended December 31,
			% of Net sales		Change
	2022	2021	2022	2021	$	%
Net sales:
United States	$126,333	$146,006	92.2%	87.9%	$(19,673)	(13.5)%
Canada	5,810	9,717	4.2%	5.9%	(3,907)	(40.2)%
Europe	4,942	10,337	3.6%	6.2%	(5,395)	(52.2)%
Total net sales	$137,085	$166,060	100.0%	100.0%	$(28,975)	(17.4)%

For the year ended December 31, 2022, our United States net sales to customers in the United States were approximately $126.3 million, compared to approximately $146.0 million for the same period in 2021, representing a decrease of $19.7 million, or 13.5%. The year-over-year decrease was primarily due to an overall business decline in the Industrial and Consumer Goods segments.
For the year ended December 31, 2022, our Canadian net sales were approximately $5.8 million, compared to approximately $9.7 million for the same period in 2021, representing a decrease of $3.9 million, or 40.2%. The year-over-year decrease was primarily due to an overall business decline in the Industrial and Consumer Goods segments.
For the year ended December 31, 2022, our European net sales were approximately $4.9 million, compared to approximately $10.3 million for the same period in 2021, representing a decrease of $5.4 million, or 52.2%.
Liquidity and Capital Resources
Our primary requirements for liquidity and capital are working capital, debt service related to recent acquisitions and general corporate needs. Our primary sources of liquidity are our cash on hand and the cash flow that we generate from our operations, as well as proceeds other equity issuances such as our June 2022 and October 2022 offerings. As of December 31, 2022, we had approximately $12.2 million of which $5.7 million was restricted and $0.8 million was held in foreign bank accounts, and approximately $41.0 million of working capital, which is calculated as total current assets minus total current liabilities, as compared to approximately $12.9 million of cash, of which $0.7 million was held in foreign bank accounts, and approximately $53.8 million of working capital as of December 31, 2021. The repatriation of cash balances from our foreign subsidiaries could have adverse tax impacts or be subject to capital controls; however, these balances are generally available to fund the ordinary business operations of our foreign subsidiaries without legal or other restrictions.

At Greenlane, we are hyper-focused on making our business profitable and well-capitalized for long-term sustainability, and we have completed several initiatives to optimize our working capital requirements. We launched Groove, a new, innovative Greenlane Brands product line, which is accretive to gross profit, and we also rationalized our third-party brands product offering, which enables us to reduce inventory carrying costs and working capital requirements. We are in the process of divesting the packaging product line, which is expected to provide liquidity and allow for ongoing substantial cost reductions. We have successfully renegotiated supplier partnership terms and are continuing to improve working capital arrangements with suppliers. We have made tremendous progress consolidating and streamlining our office, warehouse, and distribution operations footprint in 2022 and we have plans to continue consolidating and streamlining in 2023. We have reduced our workforce by approximately 49% throughout fiscal year 2022 to reduce costs and align with our revenue projections. We continue to improve internal systems with a focus on improving efficiency through technology.
We believe that our cash on hand and the cash flow that we generate from our operations will be sufficient to fund our working capital and capital expenditure requirements, as well as our debt repayments and other liquidity requirements associated with our existing operations, for at least the next 12 months. We have an effective shelf registration statement on Form S-3 (the "Shelf Registration Statement"); however, for so long as our public float is less than $75 million, our ability to utilize the Shelf Registration to raise capital is limited as further set forth in the paragraph below. The Shelf Registration Statement registers shares of our Class A common stock, preferred stock, $0.0001 par value per share (the "preferred stock"), depository shares representing our preferred stock, warrants to purchase shares of our Class A common stock, preferred stock or depository shares, and rights to purchase shares of our Class A common stock or preferred stock that may be issued by us in a maximum aggregate amount of up to $200 million. In August 2021, we filed a prospectus supplement and established an "at-the-market" equity offering program (the "ATM Program") that provides for the sale of shares of our Class A common stock having an aggregate offering price of up to $50 million, from time to time. Net proceeds from sales of our shares of Class A common stock under the ATM Program are expected to be used for working capital and general corporate purposes. However, we may be unable to access the capital markets because of current market volatility and the performance of our stock price.
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

On June 27, 2022, we entered into a securities purchase agreement with an accredited investor, pursuant to which we agreed to issue and sell an aggregate of 585,000 shares of our Class A common stock, pre-funded warrants to purchase up to 495,000 shares of our Class A common stock (the “June 2022 Pre-Funded Warrants”) and warrants to purchase up to 1,080,000 shares of our Class A common stock (the “June 2022 Standard Warrants” and, together with the June 2022 Pre-Funded Warrants, the “June 2022 Warrants”), in a registered direct offering (the “June 2022 Offering”). The June 2022 Offering generated gross proceeds of approximately $5.4 million and net proceeds to the Company of approximately $5.0 million. All June 2022 Pre-Funded Warrants were exercised in July 2022, for de minimis net proceeds.

On July 19, 2022, Warehouse Goods LLC ("Warehouse Goods"), a wholly owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement and supporting documents (collectively, the “Sale Agreement”), to sell the Company’s 50% stake in VIBES Holdings LLC for total consideration of $4.6 million in cash and on August 9, 2022, we entered into an asset-based loan agreement dated as of August 8, 2022 (the “Loan Agreement”), which made available to the Company a term loan of up to $15.0 million.

On August 9, 2022, we entered into an asset-based loan agreement dated as of August 8, 2022 (the “Loan Agreement”), which made available to the Company a term loan of up to $15.0 million. On February 9, 2023, we entered into Amendment No. 2 to the Loan Agreement, in which we agreed to, among other things, voluntarily prepay approximately $6.6 million (inclusive of early termination fees and expenses) under the terms provided for under the Loan Agreement and the lenders under the Loan Agreement agreed to release $5.7 million in funds held in a blocked account pursuant to the terms of the Loan Agreement.

On October 27, 2022, we entered into securities purchase agreements with certain investors, pursuant to which we agreed to issue and sell an aggregate of 6,955,555 shares of our Class A common stock, 1,377,780 October 2022 Pre-Funded Warrants and 16,666,670 October 2022 Standard Warrants. The October 2022 Units were offered pursuant to a Registration Statement on Form S-1. The October 2022 Offering generated gross proceeds of approximately $7.5 million and net proceeds to the Company of approximately $6.8 million.

On November 3, 2022, we entered into that certain Lease Termination Agreement, dated as of October 31, 2022 solely for reference purposes (the "Lease Termination Agreement"), by and between us and Warland Investments Company (the "Landlord"), which provided for the termination of our lease at 6261 Katella Avenue in Cypress, California (collectively, the "Lease Termination"). Pursuant to the terms of the Lease Termination Agreement, we agreed to pay a fee of approximately $0.5 million as an early termination fee in consideration for the Landlord agreeing to terminate all of our remaining obligations under the Cypress lease. We expect the Lease Termination to result in approximately $1.7 million in savings, although we can provide no assurances as to the total amount of savings ultimately realized from the Lease Termination.

On February 3, 2023, we filed a Registration Statement on Form S-1 (the "February 2023 S-1") seeking to register the public offering of up to $8.0 million in units, which has not yet become effective. We can provide no assurances as to whether the February 2023 S-1 will become effective, or whether we will undertake this public offering following the filing of this Annual Report on Form 10-K.

On February 16, 2023, two of our wholly owned subsidiaries, Warehouse Goods and Kim International LLC, entered into an agreement with a third-party institutional investor pursuant to which the investor purchased, for approximately $4.9 million in cash, an economic participation interest, at a discount, in all of our rights to payment from the United States Internal Revenue Service with respect to the employee retention credits filed by us under the Employee Retention Credit program.

Our opinions concerning liquidity are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity could be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors” in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2022. Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on terms favorable to us, or at all.

As of December 31, 2022, we did not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Cash Flows
The following summary of cash flows for the periods indicated has been derived from our consolidated financial statements included in Part II, Item 8 of this Form 10-K:

	Year Ended December 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(26,426)	$(37,330)
Net cash provided by (used in) investing activities	12,025	(19,691)
Net cash provided by financing activities	13,930	38,963
Net Cash Used in Operating Activities
During 2022, net cash used in operating activities of approximately $26.4 million was a result of a net loss of $125.9 million offset by non-cash adjustments to net loss of $84.2 million, including an impairment charge related to goodwill and indefinite-lived intangibles of $71.4 million, and a $15.2 million increase in cash provided by working capital primarily driven by decreases in our accrued expenses and accounts payable, and decreases in inventories offset by higher other current assets.
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
Net Cash Provided by (Used in) Investing Activities
During 2022, net cash provided by investing activities of (i) approximately $9.6 million of cash proceeds from the sale of our assets held for sale, (ii) approximately $4.6 million of cash proceeds from the disposition of our interests in VIBES, and (iii) approximately $0.6 million of cash proceeds from the sale of certain equity securities investments, offset by approximately $2.8 million of cash used for capital expenditures, including development costs for our new enterprise resource planning system.
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
Net Cash Provided by Financing Activities
During 2022, net cash provided by financing activities primarily consisted of (i) approximately $21.1 million of cash proceeds from the issuance of Class A common stock related to our ATM Program, the June 2022 Offering and the October 2022 Offering, (2) approximately $14.6 million of cash proceeds from our Asset-Based Loan, offset by debt issuance costs of $1.5 million, and (iii) approximately $0.9 million of cash used for contingent consideration payments, (iv) and approximately $19.4 million of cash used for repayments related to the Eyce and DaVinci promissory notes, the payoff of the Real Estate Note, and repayment of the Bridge Loan.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Greenlane Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Greenlane Holdings, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle – Outbound Shipping and Handling Costs

As discussed in Note 2 to the financial statements, the Company has elected to retrospectively change its method of accounting for outbound shipping and handling costs effective January 1, 2021.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Costa Mesa, CA
March 31, 2023

GREENLANE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share amounts)

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$6,458	$12,857
Restricted cash	5,718	—
Accounts receivable, net of allowance of $4,826 and $1,285 at December 31, 2022 and 2021, respectively	6,468	14,690
Inventories, net	40,643	66,982
Vendor deposits	6,296	18,475
Assets held for sale	—	75
Other current assets (Note 8)	11,120	11,658
Total current assets	76,703	124,737

Property and equipment, net	11,062	20,851
Intangible assets, net	49,268	84,710
Goodwill	—	41,860
Operating lease right-of-use assets	3,442	9,128
Other assets	5,578	4,541
Total assets	$146,053	$285,827

LIABILITIES
Current liabilities
Accounts payable	$14,953	$23,041
Accrued expenses and other current liabilities (Note 8)	11,882	25,128
Customer deposits	3,983	7,924
Current portion of notes payable, including $0 and $8,000 owed to related party at December 31, 2022 and 2021, respectively	3,185	11,615
Current portion of operating leases	1,528	3,091
Current portion of finance leases	128	169
Total current liabilities	35,659	70,968

Notes payable, less current portion and debt issuance costs, net	13,040	10,607
Operating leases, less current portion	1,887	6,142
Finance leases, less current portion	29	72
Other liabilities	79	1,674
Total long-term liabilities	15,035	18,495
Total liabilities	50,694	89,463

Commitments and contingencies (Note 7)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share, 600,000 shares authorized, and 15,985 shares issued and outstanding as of December 31, 2022; 600,000 shares authorized, 4,260 shares issued and outstanding as of December 31, 2021*	152	43
Class B common stock, $0.0001 par value per share, 30,000 shares authorized, and 0 shares issued and outstanding as of December 31, 2022; 30,000 shares authorized, and 1,087 shares issued and outstanding as of December 31, 2021*	—	—
Class C Common stock, $0.0001 par value per share, no shares authorized as of December 31, 2022; 0 shares authorized, and 0 shares issued and outstanding as of December 31, 2021	—	—
Additional paid-in capital*	266,516	229,705
Accumulated deficit	(171,365)	(55,544)
Accumulated other comprehensive income	55	324
Total stockholders’ equity attributable to Greenlane Holdings, Inc.	95,358	174,528
Non-controlling interest	1	21,836
Total stockholders’ equity	95,359	196,364
Total liabilities and stockholders’ equity	$146,053	$285,827
*After giving effect to the one-for-20 Reverse Stock Split effective August 9, 2022.
The accompanying notes are an integral part of these consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)

	For the year ended December 31,
	2022	2021
Net sales	$137,085	$166,060
Cost of sales	112,102	132,207
Gross profit	24,983	33,853

Operating expenses:
Salaries, benefits and payroll taxes	31,290	34,012
General and administrative	41,000	47,874
Goodwill and indefinite-lived intangibles impairment charge	71,360	—
Depreciation and amortization	9,067	4,689
Total operating expenses	152,717	86,575
Loss from operations	(127,734)	(52,722)

Other income (expense), net:
Interest expense	(2,450)	(574)
Employee retention credits	4,854	—
Other expense, net	(541)	(117)
Total other income (expense), net	1,863	(691)
Loss before income taxes	(125,871)	(53,413)
(Benefit from) provision for income taxes	(13)	10
Net loss	(125,858)	(53,423)
Less: Net loss attributable to non-controlling interest	(10,098)	(22,840)
Net loss attributable to Greenlane Holdings, Inc.	$(115,760)	$(30,583)

Net loss attributable to Class A common stock per share - basic and diluted (Note 9)*	$(15.37)	$(15.85)
Weighted-average shares of Class A common stock outstanding - basic and diluted (Note 9)*	7,531	1,930

Other comprehensive income (loss):
Foreign currency translation adjustments	(211)	115
Unrealized gain (loss) on derivative instrument	26	376
Comprehensive loss	(126,043)	(52,932)
Less: Comprehensive loss attributable to non-controlling interest	(10,014)	(22,644)
Comprehensive loss attributable to Greenlane Holdings, Inc.	$(116,029)	$(30,288)
*After giving effect to the one-for-20 Reverse Stock Split effective August 9, 2022.
The accompanying notes are an integral part of these consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital*	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Stockholders’ Equity
	Shares*	Amount*	Shares*	Amount*	Shares	Amount
Balance December 31, 2020	666	$7	175	$—	76,039	$8	$39,869	$(24,848)	$29	$54,192	$69,257
Net loss	—	—	—	—	—	—	—	(30,583)	—	(22,840)	(53,423)
Equity-based compensation	9	—	—	—	—	—	3,131	—	—	2,543	5,674
Exchanges of noncontrolling interest for Class A common stock	354	4	(260)	—	(5,738)	(1)	12,244	—	—	(12,247)	—
Exercise of Class A common stock options and warrants	301	3	—	—	—	—	304	—	—	—	307
Conversion of Class C common stock	—	—	1,172	—	(70,301)	(7)	7	—	—	—	—
Issuance of Class A common stock and pre-funded warrants, net of costs	2,939	29	—	—	—	—	174,574	—	—	—	174,603
Member distribution	—	—	—	—	—	—	—	(200)	—	—	(200)
Cancellation of Class B common stock due to forfeitures	—	—	—	—	—	—	8	—	—	(8)	—
Other comprehensive income	—	—	—	—	—	—	—	—	295	196	491
Other	(9)	—	—	—	—	—	(432)	87	—	—	(345)
Balance December 31, 2021	4,260	43	1,087	—	—	—	229,705	(55,544)	324	21,836	196,364
Net loss	—	—	—	—	—	—	—	(115,760)	—	(10,098)	(125,858)
Equity-based compensation	109	(2)	—	—	—	—	1,413	—	—	259	1,670
Issuance of Class A shares, net of costs - ATM Program	853	9	—	—	—	—	9,016	—	—	—	9,025
Issuance of Class A shares - contingent consideration	191	2	—	—	—	—	3,484	—	—	—	3,486
Issuance of Class A shares, net of costs - June 2022 Offering	585	6	—	—	—	—	5,034	—	—	—	5,040
Issuance of Class A shares, net of costs - October 2022 Offering	8,333	84	—	—	—	—	6,926	—	—	—	7,010
Issuance of Class A shares - Amended Eyce APA (Note 3)	72	1	—	—	—	—	656	—	—	—	657
Issuance of Class A common stock and pre-funded warrants, net of costs	495	—	—	—	—	—	—	—	—	—	—
Reclassification adjustment for gain included in net loss (Note 4)	—	—	—	—	—	—	—	—	(332)	—	(332)
VIBES disposition / deconsolidation (Note 3)	—	—	—	—	—	—	—	—	—	(1,789)	(1,789)
Exchanges of noncontrolling interest for Class A common stock	1,087	9	(1,087)	—	—	—	10,282	—	—	(10,291)	—
Other comprehensive income	—	—	—	—	—	—	—	—	63	84	147
Other	—	—	—	—	—	—	—	(61)	—	—	(61)
Balance December 31, 2022	15,985	$152	—	$—	—	$—	$266,516	$(171,365)	$55	$1	$95,359

*After giving effect to the one-for-20 Reverse Stock Split effective August 9, 2022.
The accompanying notes are an integral part of these consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended December 31
	2022	2021
Cash flows from operating activities:
Net loss (including amounts attributable to non-controlling interest)	$(125,858)	$(53,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,067	4,689
Equity-based compensation expense	2,298	5,715
Goodwill and indefinite-lived intangibles impairment charge	71,360	—
Change in fair value of contingent consideration	509	189
Write-off of Eyce 2022 Contingent Payment in conjunction with the Amended Eyce APA	(267)	—
Change in provision for doubtful accounts	3,311	236
Gain related to indemnification asset	(2,018)	(1,692)
(Gain) loss on disposal of fixed assets	1,398	109
(Gain) loss on disposal of held-for-sale assets	(705)	97
Gain related to VIBES disposition / deconsolidation (Note 3)	(2,062)	—
Realized and unrealized loss on equity investments	1,214	171
Realized (gain) loss on interest rate swap contract (Note 4)	(408)	—
Amortization of deferred financing costs and debt discount	644	23
Other	(124)	63
Changes in operating assets and liabilities, net of the effects of acquisitions:
Decrease (increase) in accounts receivable	4,910	(1,393)
Decrease (increase) in inventories	26,345	5,730
Decrease (increase) in vendor deposits	7,899	(43)
Decrease (increase) in other current assets	(2,595)	9,087
(Decrease) increase in accounts payable	(6,459)	(1,301)
(Decrease) Increase in accrued expenses and other liabilities	(10,944)	(6,808)
(Decrease) increase in customer deposits	(3,941)	1,221
Net cash used in operating activities	(26,426)	(37,330)
Cash flows from investing activities:
Purchase consideration paid for acquisitions, net of cash acquired	—	(15,646)
Proceeds from VIBES disposition (Note 3)	4,567	—
Purchases of property and equipment, net	(2,784)	(4,400)
Proceeds from sale of assets held for sale	9,593	675
Proceeds from sale of equity investments	649	—
Purchase of intangible assets, net	—	(320)
Net cash provided by (used in) investing activities	12,025	(19,691)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock, net of costs	21,075	32,643
Proceeds from exercise of stock options and warrants	—	307
Proceeds from issuance of note payable to related party, net	—	7,868
Proceeds from Asset-Based Loan	14,550	—
Debt issuance costs	(1,472)	(220)
Payments on Eyce and DaVinci promissory notes	(3,407)	(908)
Payments on Real Estate Note	(7,958)	(167)
Repayment of Bridge Loan	(8,000)	—
Proceeds from termination of interest rate swap	145	—
Purchase consideration paid for Eyce LLC acquisition	(875)	—
Member distributions	—	(200)
Other	(128)	(360)
Net cash provided by financing activities	13,930	38,963
Effects of exchange rate changes on cash	(210)	480
Net (decrease) in cash and restricted cash	(681)	(17,578)
Cash and restricted cash, as of beginning of the period	12,857	30,435
Cash and restricted cash, as of end of the period	$12,176	$12,857

GREENLANE HOLDINGS, INC.
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

Reconciliation of cash and restricted cash to consolidated balance sheets
	For the year ended December 31
	2022	2021
Beginning of the period
Cash	$12,857	$30,435
Restricted cash	—	—
Total cash and restricted cash, beginning of period	$12,857	$30,435

End of the period
Cash	$6,458	$12,857
Restricted cash	5,718	—
Total cash and restricted cash, end of period	$12,176	$12,857

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$2,251	$574
Cash paid during the period for income taxes	$76	$39
Cash paid for amounts included in the measurement of lease liabilities	$2,659	$1,978
Lease liabilities arising from obtaining finance lease assets	$—	$119

Non-cash investing and financing activities:
Issuance of Class A common stock for business acquisitions	$3,486	$141,960
Non-cash purchases of property and equipment	$909	$1,659
Issuance of promissory notes for Eyce and DaVinci business acquisitions	$—	$7,500
Decrease in non-controlling interest as a result of exchanges for Class A common stock	$(10,291)	$(12,247)
Decrease in non-controlling interest as a result of VIBES disposition	$(1,789)	$—
Unpaid contingent purchase consideration	$—	$6,857

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
We are the sole manager of the Operating Company and our principal asset is Common Units of the Operating Company (“Common Units”). As the sole manager of the Operating Company, we operate and control all of the business and affairs of the Operating Company, and we conduct our business through the Operating Company and its subsidiaries. We have a board of directors and executive officers, but no employees. All of our assets are held and all of the employees are employed by a wholly owned subsidiary of the Operating Company.
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
On August 31, 2021, we completed our previously announced merger with KushCo Holdings, Inc. ("KushCo") and have included the results of operations of KushCo in our consolidated statements of operations and comprehensive loss from that date forward. As such, the KushCo financial information included in our consolidated financial statements for the year ended December 31, 2021 is for the period commencing on August 31, 2021 (the date of the closing of the merger) through December 31, 2021. Also, KushCo financial information is included in our consolidated financial statements for the year ended December 31, 2022. Immediately following the merger with KushCo, stockholders that held Class A common stock prior to the completion of the merger owned 51.9% and former KushCo stockholders owned 48.1% of the equity of the combined company on a fully diluted basis. In connection with the merger with KushCo, the Greenlane Certificate of Incorporation was amended and restated (the “A&R Charter”) in order to (i) increase the number of authorized shares of Greenlane Class B common stock, $0.0001 par value per share (the “Class B Common stock”), from 10 million shares to 30 million shares in order to effect the conversion of each outstanding share of Class C common stock, $0.0001 par value per share (the “Class C common stock”), into one-third of one share of Class B common stock, (ii) increase the number of authorized shares of Class A common stock from 125 million shares to 600 million shares, and (iii) eliminate references to the Class C common stock. Pursuant to the terms of an Agreement and Plan of Merger, dated as of March 31, 2021 (the "Merger Agreement") with KushCo, immediately prior to the consummation of the business combination, holders of Class C common stock received one-third of one share of Class B common stock for each share of Class C common stock held immediately prior to the closing of the merger. For further information about the merger with KushCo, see "Note 3 - Business Acquisitions."
We merchandise premium cannabis accessories, child-resistant packaging, specialty vaporization solutions and lifestyle products in the United States, Canada and Europe, serving a diverse and expansive customer base with thousands of retail locations, including licensed cannabis dispensaries, smoke shops, and specialty retailers. We distribute to multi-state operators ("MSOs"), licensed producers ("LPs"), other retailers and brands through wholesale operations under our Industrial Goods business segment, and to consumers through both wholesale operations as well as e-commerce activities and our retail stores under our Consumer Goods business segment.
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
As of December 31, 2022, all Common Units of the Operating Company and Class B common stock had been exchanged for Class A common stock, and we owned 100% of the voting and economic interests in Greenlane through the holders' ownership of Class A common stock. See "Note 9 - Stockholder's Equity."
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

All share and per share amounts in these consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the Reverse Stock Split, including reclassifying an amount equal to the reduction in par value of Common Stock to additional paid-in capital.
Liquidity
Our primary requirements for liquidity and capital are working capital, debt service related to recent acquisitions and general corporate needs. Our primary sources of liquidity are our cash on hand and the cash flow that we generate from our operations, as well as proceeds from equity issuances, such as our June 2022 and October 2022 offerings, and our ATM program, each as described below.
We have an effective shelf registration statement on Form S-3 (the "Shelf Registration Statement") and may opportunistically conduct securities offerings from time to time in order to meet our liquidity needs. For so long as our public float is less than $75 million, our ability to utilize the Shelf Registration to raise capital is limited, as further described below. The Shelf Registration Statement registers shares of our Class A common stock, preferred stock, $0.0001 par value per share (the "preferred stock"), depository shares representing our preferred stock, warrants to purchase shares of our Class A common stock, preferred stock or depository shares, and rights to purchase shares of our Class A common stock or preferred stock that may be issued by us in a maximum aggregate amount of up to $200 million. In August 2021, we filed a prospectus supplement and established an "at-the-market" equity offering program (the "ATM Program") that provides for the sale of shares of our Class A common stock having an aggregate offering price of up to $50 million, from time to time. Net proceeds from sales of our shares of Class A common stock under the ATM Program are expected to be used for working capital and general corporate purposes. However, we may be unable to access the capital markets because of current market volatility and the performance of our stock price.

On March 31, 2022, the date on which our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "2021 Annual Report") was filed with the SEC, the Shelf Registration Statement became subject to the offering limits set forth in Instruction I.B.6 because our public float was less than $75 million. For so long as our public float is less than $75 million, the aggregate market value of securities sold by us under the Shelf Registration Statement (including our ATM Program) pursuant to Instruction I.B.6 during any twelve consecutive months may not exceed one-third of our public float. Since the launch of the ATM program in August 2021 and through December 31, 2022, we sold shares of our Class A common stock which generated gross proceeds of approximately $12.7 million and we paid fees to the sales agent of approximately $0.4 million. In light of our low cash position, we have been forced to sell stock under our ATM program at prices that may not otherwise be attractive and are dilutive. We have offered $2.2 million in securities pursuant to Instruction I.B.6 in the twelve calendar months preceding the date of filing of this Annual Report on Form 10-K. Following the completion of the June 2022 Offering (as defined below) we are unable to issue additional shares of Class A common stock pursuant to the ATM Program or otherwise use the Shelf Registration Statement for a period of time due to the restrictions under Instruction I.B.6 to Form S-3, which will limit our liquidity options in the capital markets for a period of time.

On June 27, 2022, we entered into a securities purchase agreement with an accredited investor, pursuant to which we agreed to issue and sell an aggregate of 585,000 shares of our Class A common stock, pre-funded warrants to purchase up to 495,000 shares of our Class A common stock (the “June 2022 Pre-Funded Warrants”) and warrants to purchase up to 1,080,000 shares of our Class A common stock (the “June 2022 Standard Warrants” and, together with the June 2022 Pre-Funded Warrants, the “June 2022 Warrants”), in a registered direct offering (the “June 2022 Offering”). The June 2022 Offering generated gross proceeds of approximately $5.4 million and net proceeds to the Company of approximately $5.0 million. All June 2022 Pre-Funded Warrants were exercised in July 2022, for de minimis net proceeds.

On August 9, 2022, we entered into an asset-based loan agreement dated as of August 8, 2022 (the “Loan Agreement”), which made available to the Company a term loan of up to $15.0 million. On February 9, 2023, we entered into Amendment No. 2 to the Loan Agreement, in which we agreed to, among other things, voluntarily prepay approximately $6.6 million (inclusive of early termination fees and expenses) under the terms provided for under the Loan Agreement and the lenders under the Loan Agreement agreed to release $5.7 million in funds held in a blocked account pursuant to the terms of the Loan Agreement.

On October 27, 2022, we entered into securities purchase agreements with certain investors, pursuant to which we agreed to issue and sell an aggregate of 6,955,555 shares of our Class A common stock, 1,377,780 October 2022 Pre-Funded Warrants and 16,666,670 October 2022 Standard Warrants. The October 2022 Units were offered pursuant to a Registration Statement on Form S-1. The October 2022 Offering generated gross proceeds of approximately $7.5 million and net proceeds to the Company of approximately $6.8 million.

On February 3, 2023, we filed a Registration Statement on Form S-1 (the "February 2023 S-1") seeking to register the public offering of up to $8.0 million in units, which has not yet become effective. We can provide no assurances as to whether the February 2023 S-1 will become effective, or whether we will undertake this public offering following the filing of this Annual Report on Form 10-K.

On February 16, 2023, two of our wholly owned subsidiaries, Warehouse Goods and Kim International LLC, entered into an agreement with a third-party institutional investor pursuant to which the investor purchased, for approximately $4.85 million in cash, an economic participation interest, at a discount, in all of our rights to payment from the United States Internal Revenue Service with respect to the employee retention credits filed by us under the Employee Retention Credit program.
We have completed several initiatives to optimize our working capital requirements. We launched Groove, a new, innovative Greenlane Brands product line, which is accretive to gross profit, and we also rationalized our third-party brands product offering, which enables us to reduce inventory carrying costs and working capital requirements. We are in the process of divesting the packaging product line, which is expected to provide liquidity and allow for ongoing substantial cost reductions. We have successfully renegotiated supplier partnership terms and are continuing to improve working capital arrangements with suppliers. We have made progress consolidating and streamlining our office, warehouse, and distribution operations footprint. We have reduced our workforce by approximately 49% throughout fiscal year 2022 to reduce costs and align with our revenue projections.
We believe that our cash on hand and cash flow from operating activities will be sufficient to fund our working capital and capital expenditure requirements, as well as our debt repayments and other liquidity requirements associated with our existing operations, for at least the next 12 months.
Our opinions concerning liquidity are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity could be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors” in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2022. Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on terms favorable to us, or at all.

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
Voluntary Change in Accounting Principle

During the first quarter of 2022, we made a voluntary change in accounting principle to classify outbound shipping and handling costs associated with the distribution of products to our customers as a component of "general and administrative" costs within our consolidated statements of operations and comprehensive loss. These costs were previously recorded as a component of "cost of sales" within our consolidated statements of operations and comprehensive loss. We made the voluntary change in accounting principle because we believe the classification of outbound shipping and handling costs within "general and administrative" costs better reflects the selling effort and enhances the comparability of our financial statements with many of our industry peers. In accordance with U.S. GAAP, the change has been reflected in the consolidated statements of operations and comprehensive loss through retrospective application as follows:

	For the year ended December 31, 2021
(in thousands)	Prior to Change	Effect of Change	As Adjusted
Cost of sales	$138,381	$(6,174)	$132,207
Gross profit	$27,679	$6,174	$33,853
General and administrative	$41,700	$6,174	$47,874
Total operating expenses	$80,401	$6,174	$86,575
Segment Reporting
We manage our global business operations through our operating and reportable business segments. As of December 31, 2022, we had two reportable operating business segments: Industrial Goods and Consumer Goods. Our reportable segments have been identified based on how our chief operating decision maker ("CODM"), which is a committee comprised of our Chief Executive Officer ("CEO") and our Chief Financial and Legal Officer, manage our business, make resource allocation and operating decisions, and evaluate operating performance. See “Note 12—Segment Reporting.”
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
The carrying amounts of our financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and short-term debt, are carried at historical cost basis, which approximates their fair values because of their short-term nature. The fair value of our long-term debt is the estimated amount we would have to pay to repurchase the debt, inclusive of any premium or discount attributable to the difference between the stated interest rate and market rate of interest at each balance sheet date. As of December 31, 2022 and 2021, the carrying amount of our long-term debt approximated its fair value. On a recurring basis, we measure and record contingent consideration using fair value measurements in the accompanying consolidated financial statements. See “Note 4—Fair Value of Financial Instruments.”
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

Cash
For purposes of reporting cash flows, we consider cash on hand, checking accounts, and savings accounts to be cash. We also consider all highly-liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. We place our cash with high credit quality financial institutions, which provide insurance through the Federal Deposit Insurance Company. At times, the balance in our accounts may exceed federally insured limits. We perform periodic evaluations of the relative credit standing of these institutions and do not expect any losses related to such concentrations. As of December 31, 2022, and 2021, approximately $0.8 million and $0.7 million, respectively, of our cash balances were in foreign bank accounts and uninsured. As of December 31, 2022 and 2021, we had no cash equivalents.
Restricted Cash

Restricted cash represents principally cash reserves that are maintained pursuant to the governing agreement of the Asset-Based Loan discussed in "Note 6 - Debt."
Accounts Receivable, net
Accounts receivable represent amounts due from customers for merchandise sales and are recorded when revenue is earned and are carried at the original invoiced amount less an allowance for any potentially uncollectible amounts. An account is considered past due when payment has not been rendered by its due date based upon the terms of the sale. Generally, accounts receivable are due 30 days after the billing date. We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivable amounts. In evaluating our ability to collect outstanding receivable balances, we consider various factors including the age of the balance, the creditworthiness of the customer, the customer's current financial condition, current economic conditions, and other factors that may affect our ability to collect from customers. We write off accounts as uncollectible on a case-by-case basis. We pledge accounts receivable as collateral for our long-term debt, see “Note 6—Debt.”
Inventories, net
Inventories consist of finished goods that we value at the lower of cost or net realizable value on a weighted average cost basis for the majority of the inventory. We established an allowance for slow-moving or obsolete inventory based upon assumptions about future demands and market conditions. At December 31, 2022 and 2021, the reserve for obsolescence was approximately $21.4 million and $21.3 million, respectively. We pledge inventory as collateral for our long-term debt, see “Note 6— Debt.”
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
Property and Equipment, net
We state property and equipment at cost or, if acquired through a business combination, fair value at the date of acquisition. We calculate depreciation and amortization using the straight-line method over the estimated useful lives of the assets, except for our leasehold improvements, which are depreciated over the shorter of their estimated useful lives or their related lease term. Upon the sale or retirement of assets, the cost and related accumulated depreciation are removed from our accounts and the resulting gain or loss is credited or charged to income. We expense costs for repairs and maintenance when incurred. Property and equipment includes assets recorded under finance leases, see “Note 5—Leases.” We pledge property and equipment as collateral for our long-term debt, see “Note 6—Long Term Debt.”
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
Changes in our future operations and business lines could affect the estimated undiscounted future cash flows from the operation of certain long-lived assets, such as customer relationships, and may give rise to impairment losses in future periods.
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
Foreign Currency Translation
Our consolidated financial statements are presented in United States (U.S.) dollars. The functional currency of one of the Operating Company’s wholly-owned, Canada-based, subsidiaries is the Canadian dollar. The functional currency of the Operating Company’s wholly-owned, Netherlands-based subsidiary is the Euro. The assets and liabilities of these subsidiaries are translated into U.S. dollars at current exchange rate at each balance sheet date for assets and liabilities and an appropriate average exchange rate for each applicable period within our consolidated statements of operations and comprehensive loss. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The foreign currency translation adjustments are included in accumulated other comprehensive loss, a separate component of stockholders’ deficit in our consolidated balance sheets. Other exchange gains and losses are reported within our consolidated statements of operations and comprehensive loss.
Comprehensive (Loss) Income
Comprehensive (loss) income includes net (loss) income as currently reported by us, adjusted for other comprehensive items. Other comprehensive items consist of foreign currency translation gains and losses and unrealized gains and losses on derivative financial instruments that qualify as hedges.
Advertising
We expense advertising costs as incurred and include them in general and administrative expenses in our consolidated statements of operations and comprehensive loss. Advertising costs were approximately $2.8 million and $4.2 million for the years ended December 31, 2022 and 2021, respectively.
Income Taxes
We are a corporation subject to income taxes in the United States. Certain subsidiaries of the Operating Company are taxable separately from us. Our proportional share of the Operating Company’s subsidiaries’ provisions are included in our consolidated financial statements.
As of December 31, 2022, we hold all the outstanding Common Units in the Operating Company and are the sole member. As a result, starting in 2023, 100% of the Operating Company’s US and state income and expenses will be included in our US and state tax returns.

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
We generate revenue primarily from the sale of finished products to customers, whereby each product unit represents a single performance obligation. We recognize revenue from product sales when the customer has obtained control of the products, which is either at point of sale or delivery to the customer, depending upon the specific terms and conditions of the arrangement, or at the point of sale for our retail store sales. We provide no warranty on products sold. Product warranty is provided by the manufacturers.For certain product offerings such as child-resistant packaging, closed-system vaporization solutions and custom-branded retail products, we may receive a deposit from the customer (generally 25% - 50% of the total order cost, but the amount can vary by customer contract) when an order is placed by a customer. We typically complete these orders within one to six months from the date of order, depending on the complexity of the customization and the size of the order, but the completion timeline can vary by product type and terms of sales with each customer. See “Note 8—Supplemental Financial Statement Information” for a summary of changes to our customer deposits liability balance during the years ended December 31, 2022 and 2021.

We estimate product returns based on historical experience and record them as a refund liability that reduces the net sales for the period. We analyze actual historical returns, current economic trends and changes in order volume when evaluating the adequacy of our sales returns allowance in any reporting period. Our liability for returns, which is included within “Accrued expenses and other current liabilities” in our consolidated balance sheets, was approximately $0.3 million and $1.0 million as of December 31, 2022 and 2021, respectively.

We elected to account for shipping and handling expenses that occur after the customer has obtained control of products as a fulfillment activity in cost of sales. Shipping and handling fees charged to customers are included in net sales upon completion of our performance obligations. We apply the practical expedient provided for by the applicable revenue recognition guidance by not adjusting the transaction price for significant financing components for periods less than one year. We also apply the practical expedient provided by the applicable revenue recognition guidance based upon which we generally expense sales commissions when incurred because the amortization period is one year or less. Sales commissions are recorded within “Salaries, benefits and payroll tax expenses” in the consolidated statements of operations and comprehensive loss.
One customer represented approximately 22% of our net sales for the year ended December 31, 2022. No customer represented more than 10% of our net sales for the year ended December 31, 2021. As of December 31, 2022, the Company has a concentration of credit risk with its accounts receivable balance as three customers represented approximately 31%, 17% and 15% of accounts receivable, respectively. As of December 31, 2021, the Company has a concentration of credit risk with its accounts receivable balance as two customers represented approximately 13% and 11% of accounts receivable, respectively.
Value Added Taxes

During the third quarter of 2020, as part of a global tax strategy review, we determined that our European subsidiaries based in the Netherlands, which we acquired on September 30, 2019, had historically collected and remitted value added tax (“VAT”) payments, which related to direct-to-consumer sales to other European Union (“EU”) member states, directly to the Dutch tax authorities. In connection with our subsidiaries' payment of VAT to Dutch tax authorities rather than other EU member states, we may become subject to civil or criminal enforcement actions in certain EU jurisdictions, which could result in penalties.

We performed an analysis of the VAT overpayments to the Dutch tax authorities, which we expected to be refunded to us, and VAT payable to other EU member states, including potential fines and penalties. Based on this analysis, we recorded VAT payable of approximately $0.4 million and $2.5 million relating to this matter within "Accrued expenses and other current liabilities” in our consolidated balance sheet as of December 31, 2022 and 2021, respectively.

Pursuant to the purchase and sale agreement by which we acquired our European subsidiaries, the sellers are required to indemnify us against certain specified matters and losses, including any and all liabilities, claims, penalties and costs incurred or sustained by us in connection with non-compliance with tax laws in relation to activities of the sellers. The indemnity (or indemnification receivable) is limited to an amount equal to the purchase price under the purchase and sale agreement. During the year ended December 31, 2022 and 2021, we recognized a gain of approximately $2.0 million and $1.7 million, respectively, within "general and administrative expenses" in our consolidated statements of operations and comprehensive loss, which represented the partial reversal of a charge previously recognized based on the difference between the VAT payable and the VAT receivable and indemnification asset, as the indemnification asset became probable of recovery based on the reduction in our previously estimated VAT liability for penalties and interest based on our voluntary disclosure to, and ongoing settlement with, the relevant tax authorities in the EU member states.

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

NOTE 3. BUSINESS ACQUISITIONS
Eyce

On March 2, 2021, we acquired substantially all the assets of Eyce LLC (“Eyce”), a designer and manufacturer of silicone pipes, bubblers, rigs, and other smoking and vaporization-related accessories and merchandise. We acquired Eyce to take advantage of expected synergies, which include increased margins from the direct integration of one of our top-selling product lines into our offerings of Greenlane Brand products (as defined below) and the enlistment of key talent in Eyce’s founding owners.

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

(in thousands)	Purchase Consideration
Cash	$2,403
Class A common stock	2,005
Promissory note	2,503
Contingent consideration – payable in cash	914
Contingent consideration – payable in Class A common stock	914
Total purchase consideration	$8,739
During the year ended December 31, 2021, we recognized approximately $0.3 million in Eyce acquisition-related costs, which were included within "general and administrative" expenses in our consolidated statement of operations and comprehensive loss.
The Eyce contingent consideration arrangement required us to make contingent payments based on the achievement of certain revenue and EBITDA performance targets for the year ended December 31, 2021 (the “2021 Contingent Payment”), as well as the year ending December 31, 2022 (the “2022 Contingent Payment”), as set forth in the acquisition agreement.
We estimated the fair value of the contingent consideration by using a Monte Carlo simulation that included significant unobservable inputs such as the risk-free rate, risk-adjusted discount rate, the volatility of the underlying financial metrics and projected financial forecast of the acquired business over the earn-out period.
The 2021 Contingent Payment was earned as of December 31, 2021, and the related liability of $1.8 million was included within “Accrued expenses and other current liabilities” on our consolidated balance sheet. As partial consideration for Eyce’s attainment of the financial benchmarks related to the 2021 Contingent Payment, we issued 39,776 shares of our Class A common stock on January 14, 2022 to Eyce and certain of its affiliates. See “Note 4—Fair Value of Financial Instruments” for additional details related to the Eyce contingent consideration arrangement.

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

Goodwill generated from the Eyce acquisition was primarily related to the value we placed on expected business synergies. For additional information about goodwill, see "Note 8—Supplemental Financial Statement Information.
Amended Eyce APA

On April 7, 2022, we entered into an amendment to that certain Asset Purchase Agreement dated March 2, 2021 (the “Amended Eyce APA”), by and between Eyce and Warehouse Goods to accelerate the issuance of shares of Class A common stock issuable to Eyce under the agreement upon the attainment of certain EBITDA and revenue benchmarks (the “Amended 2022 Contingent Payment”), in an amount equal to $0.9 million. We issued 71,721 shares of Class A common stock to Eyce under the Amended 2022 Contingent Payment, which vest ratably in seven quarterly tranches starting on July 1, 2022, such that on January 1, 2024 (the “Vesting Date”), all shares issued to Eyce under the Amended 2022 Contingent Payment will have vested. The shares of Class A common stock issued under the Amended 2022 Contingent Payment are subject to certain forfeiture restrictions tied to the continued employment of certain Eyce personnel with the Company through the Vesting Date.

The Amended Eyce APA also provided for the payment of $0.9 million in cash in four equal installments on April 1, 2023, July 1, 2023, October 1, 2023 and January 1, 2024, contingent on the achievement of certain deliverables outlined in the Amended Eyce APA and the continued employment of certain Eyce personnel.

The transaction was accounted for separately from acquisition accounting for the Eyce business combination. Specifically, we recorded a gain of approximately $0.3 million, respectively, within "other income (expense), net" in our consolidated statement of operations and comprehensive income for the year ended December 31, 2022 to write-off the balance of the Eyce 2022 Contingent Payment. Also, we recorded approximately $1.3 million in compensation expense related to the Amended 2022 Contingent Payment within "salaries, benefits and payroll taxes" in our consolidated statement of operations and comprehensive income for the year ended December 31, 2022.
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

At the effective time of the Mergers, each KushCo stockholder received 0.3016 shares of Class A common stock (excluding the effect of the Reverse Stock Split), as determined pursuant to the exchange ratio formula set forth in the Merger Agreement (the “Exchange Ratio”), for each share of KushCo’s common stock, $0.001 par value per share (“KushCo common stock”), issued and outstanding immediately prior to the effective time of the Mergers, with cash paid for any fractional shares that a KushCo stockholder would have otherwise been entitled to receive. Immediately following the Mergers, stockholders that held Greenlane common stock prior to the completion of the Mergers owned 51.9% and former KushCo stockholders owned 48.1% of the equity of the combined company on a fully diluted basis.

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
Estimated Purchase Consideration and Purchase Price Allocation
We accounted for the KushCo acquisition as a business combination under the acquisition method under ASC Topic 805, Business Combinations. KushCo has been consolidated in our consolidated financial statements commencing on August 31, 2021, the date of acquisition.
We allocated the purchase price to the net identifiable tangible and intangible assets acquired and liabilities assumed based on their preliminary estimated fair values as of the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets and liabilities was allocated to goodwill. We determined the preliminary estimated fair values after review and consideration of relevant information as of the acquisition date, including discounted cash flows, quoted market prices and estimates made by management. The fair values assigned to tangible and intangible assets acquired and liabilities assumed were based on management's estimates and assumptions.
The total estimated purchase consideration for the KushCo acquisition consisted of the following:

(in thousands)	Purchase Consideration
Class A common stock (1)	$123,491
Estimated fair value of assumed warrants	8,423
Estimated fair value of replaced equity awards	4,759
Greenlane cash payments on behalf of KushCo (2)	12,183
Total purchase consideration	$148,856
(1) Based on approximately 2.4 million shares of Greenlane Class A common stock issued, multiplied by the closing price per share of Greenlane Class A common stock on Nasdaq on August 31, 2021, the acquisition date, of $50.8.

(2) Represents cash paid by Greenlane on the acquisition date to extinguish certain debt and other liabilities of KushCo, which were not legally assumed by Greenlane.
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date based on the preliminary purchase price allocation (in thousands):

(in thousands)	Estimated Fair Value as of Acquisition Date (as previously reported)	Measurement Period Adjustments	Estimated Fair Value as of Acquisition Date (as adjusted)
Assets acquired
Cash	$2,302	$—	$2,302
Accounts receivable	7,110	—	7,110
Inventories	35,112	—	35,112
Vendor deposits	7,011	—	7,011
Other current assets	8,111	—	8,111
Property and equipment	6,200	—	6,200
Operating lease right-of-use assets	7,581	—	7,581
Other assets	2,896	—	2,896
Intangible assets – customer relationships	39,500	—	39,500
Intangible assets – trademarks	29,500	—	29,500
Intangible assets – proprietary design library	3,100	—	3,100
Goodwill	24,314	19	24,333
Total estimated assets acquired	172,737	19	172,756
Liabilities assumed
Accounts payable	5,876		5,876
Accrued expenses and other current liabilities	6,496	19	6,515
Customer deposits	3,934		3,934
Operating lease liabilities	7,575		7,575
Total estimated liabilities assumed	23,881	19	23,900
Total estimated purchase price and consideration transferred in the merger	$148,856	$—	$148,856
Goodwill generated from the KushCo acquisition was primarily related to the value we placed on expected business synergies. For additional information about goodwill, see "Note 8—Supplemental Financial Statement Information.
During the year ended December 31, 2021, we recognized transaction costs of approximately $7.8 million in connection with the Mergers, consisting primarily of advisory, legal, valuation and accounting fees, which were recorded in “general and administrative expenses” in the accompanying consolidated statement of operations and comprehensive loss.
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
We allocated the purchase price to the net identifiable tangible and intangible assets acquired and liabilities assumed based on their preliminary estimated fair values as of the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets and liabilities was allocated to goodwill. We determined the preliminary estimated fair values after review and consideration of relevant information as of the acquisition date, including discounted cash flows, quoted market prices and estimated made by management. The fair values assigned to tangible and intangible assets acquired and liabilities assumed were based on management's estimates and assumptions.

The total purchase consideration for the DaVinci acquisition consisted of the following:

(in thousands)	Purchase Consideration
Cash	$3,362
Class A common stock	3,282
Promissory note	5,000
2021 DaVinci Contingent Payment – payable in Class A common stock	2,610
Product Launch Contingent Payment – payable in cash	1,169
Product Launch Contingent Payment – payable in Class A common stock	1,062
Total purchase consideration	$16,485

During the year ended December 31, 2021, we recognized approximately $0.3 million in DaVinci acquisition-related costs, which were included within “general and administrative” expenses in our consolidated statement of operations and comprehensive loss.
The DaVinci contingent consideration arrangement included: (1) the 2021 Contingent Payment, which was based on the achievement of certain financial benchmarks measured during the period January 1, 2021 and December 31, 2021, and was payable in shares of our Class A common stock, and (2) Product Launch Contingent Payments, which are payable in cash and shares of our Class A common stock. The 2021 DaVinci Contingent Payment was earned as of December 31, 2021, based upon which the we issued 151,515 shares of Class A Common Stock on February 25, 2022 to DaVinci and certain of its affiliates.
The estimated fair value of the 2021 DaVinci Contingent Payment as of the acquisition date reflected a discount for lack of marketability, as the Class A common stock issued to the sellers has a restriction period. We estimated the fair value of the Product Launch Contingent Payments using a form of the scenario-based method, which includes significant unobservable inputs such management’s identification of probability-weighted outcomes and a risk-adjusted discount rate over the earn-out period.
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date based on the preliminary purchase price allocation (in thousands):

(in thousands)	Estimated Fair Value as of Acquisition Date
Assets acquired
Accounts receivable	$94
Inventories	1,444
Vendor deposits	132
Property and equipment	112
Intangible assets – customer relationships	1,362
Intangible assets – tradenames	2,316
Intangible assets – developed technology	2,195
Goodwill	9,052
Total estimated assets acquired	16,707
Liabilities assumed
Accounts payable	59
Accrued expenses and other current liabilities	123
Customer deposits	40
Total estimated liabilities assumed	222
Total estimated purchase price and consideration transferred	$16,485

Goodwill generated from the DaVinci acquisition was primarily related to the value we placed on expected business synergies. For additional information about goodwill, see "Note 8—Supplemental Financial Statement Information.

Supplemental Unaudited Pro Forma Financial Information

The following table presents pro forma results for the year ended December 31, 2021 as if our acquisition of Eyce and DaVinci, along with the closing of the merger with KushCo, had occurred on January 1, 2020, and Eyce, DaVinci, and KushCo’s results had been included in our consolidated results beginning on that date (in thousands):

For the year ended December 31, 2021
(unaudited)
Net sales	$248,691
Cost of sales	221,710
Gross profit	26,981
Net loss	$(102,685)

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

VIBES Sale

On July 19, 2022, Warehouse Goods entered into the Sale Agreement with Portofino to sell the Company’s 50% stake in VIBES Holdings LLC for total consideration of $4.6 million in cash. The transactions contemplated by the Sale Agreement were completed on July 19, 2022, immediately following the signing of the Sale Agreement. In conjunction with and as a result of the disposition of and deconsolidation of our interest in VIBES Holdings LLC, we recorded a gain of $2.0 million for the year ended December 31, 2022, which is included as an offset in "general and administrative expenses" in our consolidated statements of operations and comprehensive loss, as well as a reduction to non-controlling interest on our consolidated balance sheet as of December 31, 2022 of $1.8 million. In conjunction with the Sale Agreement, we returned inventory to VIBES with a carrying value of approximately $2.4 million.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The carrying amounts for certain of our financial instruments, including cash, accounts receivable, accounts payable and certain accrued expenses and other assets and liabilities, approximate fair value due to the short-term nature of these instruments.

As of December 31, 2022, we had contingent consideration that is required to be measured at fair value on a recurring basis.

As of December 31, 2021, our equity securities that were required to be measured at fair value on a recurring basis consisted of investments in XS Financial Inc. and High Tide Inc. We had determined that our ownership did not provide us with significant influence over the operations of these entities. Accordingly, we accounted for our investment in these entities as equity securities, and we recorded changes in the fair value of these investments in "other income (expense), net" in our consolidated statements of operations and comprehensive loss. During the year ended 2022, we sold our interests in XS Financial Inc. and High Tide Inc. for total proceeds of approximately 0.6 million.

Our financial instruments measured at fair value on a recurring basis were as follows at the dates indicated:

	Consolidated Balance Sheet Caption	Fair Value at December 31, 2022
(in thousands)		Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration - current	Accrued expenses and other current liabilities	$—	$—	$2,738	$2,738
Total Liabilities		$—	$—	$2,738	$2,738

	Consolidated Balance Sheet Caption	Fair Value at December 31, 2021
(in thousands)		Level 1	Level 2	Level 3	Total
Assets:
Equity securities	Other assets	$1,919	$—	$—	$1,919
Total Assets		$1,919	$—	$—	$1,919
Liabilities:
Interest rate swap contract	Other liabilities	$—	$288	$—	$288
Contingent consideration – current	Accrued expenses and other current liabilities	—	—	5,641	5,641
Contingent consideration – long-term	Other long-term liabilities	—	—	1,216	1,216
Total Liabilities		$—	$288	$6,857	$7,145

There were no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy during the years ended December 31, 2022 and 2021.

Derivative Instrument and Hedging Activity

On July 11, 2019, we entered into an interest rate swap contract to manage our risk associated with the interest rate fluctuations on the Company’s floating rate Real Estate Note described in “Note 6 - Debt.” The counterparty to this instrument was a reputable financial institution. Our interest rate swap contract was designated as a cash flow hedge at the inception date, and was previously reflected at its fair value in our consolidated balance sheets. The fair value of our interest rate swap liability was determined based on the present value of expected future cash flows. Since our interest rate swap value was based on the LIBOR forward curve and credit default swap rates, which were observable at commonly quoted intervals for the full term of the swap, it was considered a Level 2 measurement.

Beginning with the second quarter of 2022, we discontinued hedge accounting for the interest rate swap contract. During the year ended December 31, 2022, we recorded a gain of approximately $0.1 million based on the change in fair value of the interest rate swap contract within “interest expense” in our consolidated statement of income and comprehensive loss. During the second quarter of 2022, we also reclassified the related accumulated other comprehensive income balance of $0.3 million to "interest expense" in our consolidated statement of income and comprehensive loss. Refer to “Note 8 - Supplemental Financial Information” for further details on the components of accumulated other comprehensive income (loss) for the year ended December 31, 2022 and 2021, respectively.

The unrealized loss on the derivative instrument prior to the discontinuation of hedge accounting was included within “Other comprehensive income (loss)” in our consolidated statement of operations and comprehensive loss. There was no measure of hedge ineffectiveness and no reclassifications from other comprehensive loss into interest expense for the year ended December 31, 2022 and 2021, respectively. In August 2022, we terminated the interest swap contract.

Contingent Consideration

Each period we revalue our contingent consideration obligations associated with business acquisitions to their fair value. The estimate of the fair value of contingent consideration is determined by applying a risk-neutral framework using a Monte Carlo Simulation, which includes inputs not observable in the market, such as the risk-free rate, risk-adjusted discount rate, the volatility of the underlying financial metrics and projected financial forecast of the acquired business over the earn-out period, and therefore represents a Level 3 measurement. Significant increases or decreases in these inputs could result in a significantly lower or higher fair value measurement of the contingent consideration liability. Changes in the fair value of contingent consideration are included within “Other income (expense), net” in our consolidated statements of operations and comprehensive loss.

A reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2022 and 2021 is as follows:

(in thousands)	Contingent Consideration
Balance at December 31, 2020	$—
Contingent consideration issued for Eyce acquisition	1,828
Contingent consideration issued for DaVinci acquisition	4,840
Loss from fair value adjustments included in results of operations	189
Balance at December 31, 2021	6,857
Eyce 2021 Contingent Payment settlement in Class A common stock	(875)
Eyce 2021 Contingent Payment settlement in cash	(875)
DaVinci 2021 Contingent Payment settlement in Class A common stock	(2,611)
Write-off of Eyce 2022 Contingent Payment in conjunction with the Amended Eyce APA	(267)
Loss from fair value adjustments included in results of operations	509
Balance at December 31, 2022	$2,738

Equity Securities Without a Readily Determinable Fair Value

Our investment in equity securities without readily determinable fair value consist of ownership interests in Airgraft Inc., Sun Grown Packaging, LLC (“Sun Grown”) and Vapor Dosing Technologies, Inc. (“VIVA”). We determined that our ownership interests do not provide us with significant influence over the operations of these investments. Accordingly, we account for our investments in these entities as equity securities.

Airgraft Inc., Sun Grown, and VIVA are private entities and their equity securities do not have a readily determinable fair value. We elected to measure these security under the measurement alternative election at cost minus impairment, if any, with adjustments through earnings for observable price changes in orderly transactions for the identical or similar investment of the same issuer. We acquired our investments in Sun Grown and VIVA as part of our merger with KushCo, which we completed in August 2021. We did not identify any fair value adjustments related to these equity securities during the years ended December 31, 2022 and 2021.

As of December 31, 2022 and 2021, the carrying value of our investment in equity securities without a readily determinable fair value was approximately $2.5 million, respectively, included within “Other assets” in our consolidated balance sheets. The carrying value included a fair value adjustment of $1.5 million based on an observable price change recognized during the year ended December 31, 2019.

NOTE 5. LEASES
Greenlane as a Lessee
As of December 31, 2022, we had facilities financed under operating leases consisting of warehouses, offices, and a retail store, with lease term expirations between 2023 and 2027. Lease terms are generally three to seven years for warehouses, office space and our retail store location. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
During the year ended December 31, 2022, we took steps to reduce our operational footprint and we continue to optimize our distribution network, transitioning to a more streamlined network with fewer, centrally-located, highly automated facilities. We successfully transferred, subleased or terminated our office leases for our Cypress, CA, Hermosa Beach, CA, France and China locations. We also successfully transferred, subleased or terminated our retail leases for our Amsterdam, Netherlands location, Barcelona, Spain, and Malibu, California locations.
On November 3, 2022, we entered into that certain Lease Termination Agreement, dated as of October 31, 2022 solely for reference purposes (the "Lease Termination Agreement"), by and between us and Warland Investments Company (the "Landlord"), which provided for the termination of our lease at 6261 Katella Avenue in Cypress, California (collectively, the "Lease Termination"). Pursuant to the terms of the Lease Termination Agreement, we agreed to pay a fee of approximately $0.5 million as an early termination fee in consideration for the Landlord agreeing to terminate all of our remaining obligations under the Cypress lease. We expect the Lease Termination to result in approximately $1.7 million in savings, although we can provide no assurances as to the total amount of savings ultimately realized from the Lease Termination.

The following table provides details of our future minimum lease payments under our operating lease liabilities recorded in our consolidated balance sheet as of December 31, 2022. The table below does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

(in thousands)	Operating Leases
2023	$1,609
2024	914
2025	942
2026	77
2027	—
Thereafter	—
Total minimum lease payments	3,542
Less: imputed interest	127
Present value of minimum lease payments	3,415
Less: current portion	1,528
Long-term portion	$1,887
Rent expense under operating leases was approximately $3.6 million and $1.6 million for the years ended December 31, 2022 and 2021, respectively.
The following expenses related to our operating leases were included in “general and administrative expenses” within our consolidated statements of operations and comprehensive loss for the years ended December 31, 2022 and 2021:

	For the year ended December 31,
(in thousands)	2022	2021
Operating lease cost	2,735	1,383
Variable lease cost	837	255
Total lease cost	$3,572	$1,638
The table below presents operating lease-related terms and discount rates as of December 31, 2022:

Operating Leases
Weighted average remaining lease terms	2.5 years
Weighted average discount rate	2.2%
Greenlane as a Lessor
The following table represents the maturity analysis of undiscounted cash flows related to lease payments, which we expect to receive from our existing operating lease agreements related to our sublease in California:

(in thousands)	Rental Income
2023	$386
2024 and thereafter	—
Total	$386

NOTE 6. DEBT
Our debt balance, excluding operating lease liabilities, consisted of the following amounts at the dates indicated:

	As of December 31,
(in thousands)	2022	2021
Real Estate Note	$—	$7,958
Bridge Loan	—	8,000
Line of Credit	15,000	—
DaVinci Promissory Note	2,538	5,000
Eyce Promissory Note	647	1,592
	18,185	22,550
Less unamortized debt issuance costs	(1,960)	(328)
Less current portion of debt	(3,185)	(11,615)
Debt, net, excluding operating leases	$13,040	$10,607
Real Estate Note
On October 1, 2018, one of the Operating Company’s wholly-owned subsidiaries financed the purchase of a building, which served as our corporate headquarters, through a real estate term note (the “Real Estate Note”) in the principal amount of $8.5 million. Our obligations under the Real Estate Note were secured by a mortgage on the property.
On August 8, 2022, we entered into a note, mortgage and loan modification agreement (the “Real Estate Note Amendment”), which amended the maturity date of the Real Estate Note to reflect a maturity date of December 1, 2022, whereupon all principal and accrued interest were to become due and payable, in full.
In September 2022, 1095 Broken Sound consummated the previously disclosed transactions contemplated by that certain Purchase and Sale Agreement, dated as of August 16, 2022, by and between 1095 Broken Sound and the HQ Purchaser whereby 1095 Broken Sound agreed to sell a certain parcel of real estate including the our headquarters building to the HQ Purchaser for total proceeds of $9.6 million in cash. On the Closing Date, the Company used a portion of the proceeds from the HQ Transaction to repay the remainder of the Real Estate Note in full. There was no remaining balance related to the Real Estate Note on our consolidated balance sheet as of December 31, 2022.
Eyce Promissory Note
In March 2021, one of the Operating Company's wholly-owned subsidiaries financed the acquisition of Eyce through the issuance of an unsecured promissory note (the “Eyce Promissory Note”) in the principal amount of $2.5 million. Principal payments plus accrued interest at a rate of 4.5% are due quarterly through April 2023.
DaVinci Promissory Note
In November 2021, one of the Operating Company's wholly-owned subsidiaries financed the acquisition of DaVinci through the issuance of an unsecured promissory note (the “DaVinci Promissory Note”) in the principal amount of $5.0 million. Principal payments plus accrued interest at a rate of 4.0% are due quarterly through October 2023.
Bridge Loan
In December 2021, we entered into a Secured Promissory Note with Aaron LoCascio, our co-founder, former Chief Executive Officer and President, and a current director of the Company, in which Mr. LoCascio provided us with a bridge loan in the principal amount of $8.0 million (the “December 2021 Note”). The December 2021 Note accrued interest at a rate of 15.0% is due monthly, and the principal amount was due in full on June 30, 2022. We incurred $0.3 million of debt issuance costs related to the December 2021 Note, which were recorded as a direct deduction from the carrying amount of the December 2021 Note, and which were amortized over the term of the December 2021 Note through interest expense. The December 2021 Note was secured by a continuing security interest in all of our assets and properties whether then or thereafter existing or required, including our inventory and receivables (as defined under the Universal Commercial Code) and included negative covenants restricting our ability to incur further indebtedness and engage in certain asset dispositions until the earlier of the maturity date or the December 2021 Note being fully repaid.
On June 30, 2022, we entered into the First Amendment to the December 2021 Note (the “First Amendment”), which extended the maturity date of the December 2021 Note to July 14, 2022. On July 14, 2022, we entered into the Second Amendment to the December 2021 Note (the “Second Amendment” and together with the December 2021 Note, the “Bridge Loan”), which provided for the extension of the maturity date of the Bridge Loan from July 14, 2022 to July 19, 2022. In connection with the entry into the Second Amendment, we repaid $4.0 million of the aggregate principal amount due under the Bridge Loan on July

14, 2022, with the remainder due at maturity. On July 19, 2022, we repaid the remaining balance on the Bridge Loan in full, and, as a result, all obligations under the Bridge Loan have been satisfied.
Asset-Based Loan

On August 9, 2022, we entered into an asset-based loan pursuant to that certain Loan and Security Agreement, dated as of August 8, 2022 (the “Loan Agreement”), by and among the Company, certain subsidiaries of the Company (the “Guarantors”), the parties thereto from time to time as lenders (the “Lenders”), and WhiteHawk Capital Partners LP, as the agent for the Lenders.

Pursuant to the Loan Agreement, the Lenders agreed to make available to us a term loan of up to $15.0 million on the terms and conditions set forth therein and the other Financing Agreements (as defined therein). As of December 31, 2022, of the total term loan amount, $5.7 million is located in a blocked account, which is classified as “restricted cash” on our consolidated balance sheet, and which will release the funds when permitted by the borrowing base certificate. Subject to certain exceptions described in the Loan Agreement, the Company and the Guarantors agreed to pledge all of their assets as collateral. The maturity date of the Asset-Based Loan is the third anniversary of the Closing Date (the “Maturity Date”).

We incurred $1.5 million of debt issuance costs related to the Asset-Based Loan, as well as an original issue discount of $0.5 million, which were recorded as a direct deduction from the carrying amount of the Asset-Based Loan, and which are amortized over the term of the Asset-Based Loan through interest expense. The Asset-Based Loan contains customary covenants and restrictions, including, without limitation, covenants that require us to comply with laws, restrictions on our ability to incur additional indebtedness, and various customary remedies for the lender following an event of default, including the acceleration of repayment of outstanding amounts under the Asset-Based Loan and execution upon the collateral securing obligations under the Asset-Based Loan. As of December 31, 2022, we were in compliance with the Asset-Based Loan covenants.

The Asset-Based Loan accrues interest at the prime rate plus 8.0%, and interest payments are due monthly. Based on the original terms, beginning with the fiscal quarter ending September 30, 2023, and for each fiscal quarter thereafter until the Maturity Date, quarterly payments of $0.3 million are due, with a final payment of all remaining outstanding principal and accrued interest due on the Maturity Date.

On February 9, 2023, we entered into Amendment No. 2 to the Loan Agreement, in which we agreed to, among other things, voluntarily prepay approximately $6.6 million (inclusive of early termination fees and expenses) under the terms provided for under the Loan Agreement and the lenders under the Loan Agreement agreed to release 5.7 million in funds held in a blocked account pursuant to the terms of the Loan Agreement. Amendment No.2 to the Loan Agreement also provides that we will make additional prepayments upon the occurrence of certain specified asset sales by the Company.
Future Minimum Principal Payments
The following table summarizes future scheduled minimum principal payments of debt at December 2022. Future debt principal payments are presented based upon the stated maturity dates in the respective debt agreement.

	Year Ending December 31,
(in thousands)	2023	2024	2025	2026	2027	Total
Real Estate Note	$—	$—	$—	$—	$—	$—
Bridge Loan	—	—	—	—	—	—
Asset Based Line of Credit	—	1,250	13,750	—	—	15,000
DaVinci Promissory Note	2,538	—	—	—	—	2,538
Eyce Promissory Note	647	—	—	—	—	647
Total	$3,185	$1,250	$13,750	$—	$—	$18,185

NOTE 7. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
In the ordinary course of business, we are involved in various legal proceedings involving a variety of matters. We do not believe there are any pending legal proceedings that will have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. We have not taken any reserves for litigation for the year ended December 31, 2022.

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

See “Note 5—Leases” for details of our future minimum lease payments under operating lease liabilities. See “Note 11—Incomes Taxes” for information regarding income tax contingencies.
NOTE 8. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Other Current Assets
The following table summarizes the composition of other current assets as of the dates indicated:

	As of December 31,
(in thousands)	2022	2021
Other current assets:
Employee retention credit (ERC) receivable	$4,854	$—
VAT refund receivable (Note 2)	$143	$143
Prepaid expenses	1,293	2,726
Indemnification receivable, net	736	122
Customs bonds	1,378	4,550
Other	2,716	4,118
	$11,120	$11,658
ERC Sale
As of December 31, 2022, we had recorded an ERC receivable of $4.9 million within "Other current assets" on our consolidated balance sheets, and a corresponding amount was included in "Other income (expense), net" in our consolidated statement of operations and comprehensive loss for the year ended December 31, 2022. On February 16, 2023, two of Greenlane Holdings, Inc.’s subsidiaries, Warehouse Goods LLC and Kim International LLC (collectively, the “Company”), entered into an agreement with a third-party institutional investor pursuant to which the investor purchased, for approximately $4.9 million in cash, an economic participation interest, at a discount, in all of the Company’s rights to payment from the United States Internal Revenue Service with respect to the employee retention credits filed by the Company under the Employee Retention Credit (“ERC”) program.
Property and Equipment, Net
The following is a summary of our property and equipment, at costs less accumulated depreciation and amortization:

		As of December 31,
(in thousands)	Estimated useful life	2022	2021
Furniture, equipment and software	3 - 7 years	$15,360	$8,478
Personal property	5 years		1,130
Leasehold improvements	Lesser of lease term or 5 years	104	1,562
Building	39 years		8,128
Land			691
Land improvements	15 years		601
Work in process		679	4,871
		16,143	25,461
Less: accumulated depreciation		5,081	4,610
Property and equipment, net		$11,062	$20,851
Depreciation expense for property and equipment for the years ended December 31, 2022 and 2021 was approximately $3.3 million and $2.1 million, respectively.

Intangible Assets, Net
Identified intangible assets consisted of the following at the dates indicated below:

	As of December 31, 2022
(in thousands)	Gross carrying amount	Accumulated amortization	Impairment Charge	Carrying value	Estimated useful life
Design libraries	$8,710	$(1,227)	$—	$7,483	7-15 years
Trademarks and tradenames	6,915	(3,461)	—	3,454	5-15 years
Customer relationships	43,628	(5,762)	—	37,866	5-15 years
Other intangibles	753	(288)	—	465	5-15 years
Total finite-lived intangibles	60,006	(10,738)	—	49,268
Trademarks	29,500	—	(29,500)	—	Indefinite
Total indefinite-lived intangibles	29,500	—	(29,500)	—
Total intangible assets, net	$89,506	$(10,738)	$(29,500)	$49,268

	As of December 31, 2021
(in thousands)	Gross carrying amount	Accumulated amortization	Impairment Charge	Carrying value	Estimated useful life
Design libraries	$8,710	$(573)	$—	$8,137	15 years
Trademarks and tradenames	7,055	(2,144)	—	4,911	5-15 years
Customer relationships	43,628	(2,359)	—	41,269	5-15 years
Other intangibles	1,086	(193)	—	893	5-15 years
Total finite-lived intangibles	60,479	(5,269)	—	55,210
Trademarks	29,500	—	—	29,500	Indefinite
Total indefinite-lived intangibles	29,500	—	—	29,500
Total intangible assets, net	$89,979	$(5,269)	$—	$84,710
We evaluate goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter of each year and at interim dates if indicators of impairment exist. Due to declines in the Company's stock price as well as changes to our estimates and assumptions of the expected future cash flows, management concluded that a triggering event occurred in the third quarter of 2022, based upon which we recorded an impairment charge related to our indefinite-lived intangible assets of $24.9 million. During the fourth quarter of 2022, we further concluded that the remaining $4.6 million balance of indefinite-lived intangibles was impaired. Based upon these assessments, we recorded a total impairment charge related to indefinite-lived intangibles of $29.5 million for the year ended December 31, 2022. We also recorded an impairment charge related to our goodwill balance, as described further below.
We did not acquire any additional intangible assets during the year ended December 31, 2022. The weighted-average amortization period for intangible assets we acquired during the year ended December 31, 2021 was approximately 11.6 years.
Amortization expense for intangible assets was approximately $5.8 million and $2.6 million for the years ended December 31, 2022 and 2021, respectively. Total estimated amortization expense for our intangible assets for the years 2023 through 2027 is as follows:

(in thousands)	Amortization Expense
2023	$5,297
2024	5,144
2025	5,126
2026	4,895
2027	4,109

Goodwill
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

The table below presents changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2022:

(in thousands)	Industrial Goods	Consumer Goods	Total
Balance at December 31, 2021	$24,332	$17,528	$41,860
Goodwill impairment charge	(24,332)	$(17,528)	$(41,860)
Balance at December 31, 2022	$—	$—	$—
Accrued Expenses and Other Current Liabilities
The following table summarizes the composition of accrued expenses and other current liabilities as of the dates indicated:

	As of December 31,
(in thousands)	2022	2021
Accrued expenses and other current liabilities:
VAT payable	$2,809	$4,393
Contingent consideration	2,738	5,641
Accrued employee compensation	3,812	6,055
Accrued professional fees	818	1,700
Refund liability	329	1,481
Accrued construction in progress (ERP)	170	1,061
Sales tax payable	578	1,034
Accrued third-party logistics fees	—	421
Other	628	3,342
	$11,882	$25,128
Customer Deposits
For certain product offerings such as child-resistant packaging, closed-system vaporization solutions and custom-branded retail products, we may receive a deposit from the customer (generally 25% - 50% of the total order cost, but the amount can vary by customer contract), when an order is placed by a customer. We typically complete orders related to customer deposits within one to six months from the date of order, depending on the complexity of the customization and the size of the order, but the order completion timeline can vary by product type and terms of sale with each customer. Changes in our customer deposits liability balance during the year ended December 31, 2022 and 2021, respectively, were as follows:

(in thousands)	Customer Deposits
Balance as of December 31, 2020	$2,729
Customer deposits assumed as part of the KushCo and DaVinci acquisitions (Note 3 - Business Acquisitions)	3,974
Increases due to deposits received, net of other adjustments	20,066
Revenue recognized	(18,845)
Balance as of December 31, 2021	7,924
Increases due to deposits received, net of other adjustments	12,016
Revenue recognized	(15,957)
Balance as of December 31, 2022	$3,983

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive income (loss) for the periods presented were as follows:

(in thousands)	Foreign Currency Translation	Unrealized Gain or (Loss) on Derivative Instrument	Total
Balance at December 31, 2020	$183	$(154)	$29
Other comprehensive income (loss)	115	376	491
Less: Other comprehensive (income) loss attributable to non-controlling interest	(16)	(180)	(196)
Balance at December 31, 2021	282	42	324
Other comprehensive income (loss)	(211)	358	147
Less: Reclassification adjustment for (gain) loss included in net loss (Note 4)	—	(332)	(332)
Less: Other comprehensive (income) loss attributable to non-controlling interest	(16)	(68)	(84)
Balance at December 31, 2022	$55	$—	$55
Supplier Concentration
Our four largest vendors accounted for an aggregate of approximately 57.4% and 51.8% of our total purchases for the years ended December 31, 2022 and 2021, respectively. We expect to maintain our relationships with these vendors.
Related Party Transactions

Nicholas Kovacevich, our Chief Corporate Development Officer owns capital stock of Unrivaled Brands Inc. (“Unrivaled”) and serves on the Unrivaled board of directors. Net sales to Unrivaled totaled approximately $0.4 million and $0.1 million for the years ended December 31, 2022 and 2021, respectively. Total gross accounts receivable due from Unrivaled were approximately $0.4 million as of December 31, 2022 and 2021, respectively. On February 8, 2023, we filed a lawsuit against Unrivaled in Superior Court of California, Orange County, seeking to compel the repayment of Unrivaled's open balance due to us. We can provide no assurances that we will be successful in this lawsuit, or that the amounts due to us, or any portion thereof, will be recovered.

Adam Schoenfeld, co-founder and a former director of the Company, has a significant ownership interest in one of our customers, Universal Growing. Net sales to Universal Growing were less than approximately $0.1 million for the year ended December 31, 2022, and approximately $0.2 million for the year ended December 31, 2021. Total gross accounts receivable due from Universal Growing as of December 31, 2021 and 2022 were de minimis.

In December 2021, we entered into a Secured Promissory Note with Aaron LoCascio, our co-founder, former Chief Executive Officer and President, and a current director of the Company, with respect to the $8.0 million Bridge Loan. On June 30, 2022, we entered into the First Amendment to the Secured Promissory Note, which provided for the extension of the maturity date of the Secured Promissory Note from June 30, 2022 to July 14, 2022. On July 19, 2022, we fully repaid the Bridge Loan and as a result, all obligations under the Bridge Loan have been satisfied.

On July 19, 2022, Warehouse Goods entered into a Membership Interest Purchase Agreement and supporting documents (collectively, the “Sale Agreement”) with Portofino Partners LLC (“Portofino”) to sell the Company’s 50% stake in VIBES Holdings LLC for total consideration of $4.6 million in cash. The transactions contemplated by the Sale Agreement were completed on July 19, 2022, immediately following the signing of the Sale Agreement. Portofino is an entity partially controlled by Adam Schoenfeld. The Sale Agreement was approved by the affirmative vote of a majority of the disinterested members of the Board and the audit committee of the Board in accordance with the Company’s related party transactions policy.

Renah Persofsky, a current director of the Company, is a member of the board of directors of Tilray Brands, Inc. ("Tilray"). Net sales to Tilray totaled approximately $2.2 million for the year ended December 31, 2022. Because Ms. Persofsky's indirect interest in this transaction related solely to being a director of Tilray, pursuant to Item 404 of SEC Regulation S-K, Ms. Persofsky's indirect interest in this transaction is deemed not material because it arises solely because she is a director of Tilray.

NOTE 9. STOCKHOLDERS’ EQUITY
Shares of our Class A common stock have both voting interests and economic interests (i.e., the right to receive distributions or dividends, whether cash or stock, and proceeds upon dissolution, winding up or liquidation). Our Class A common stock entitles the record holder thereof to one vote on all matters on which stockholders generally are entitled to vote, and except as otherwise required in the A&R Charter, the holders of Common Stock will vote together as a single class on all matters (or, if any holders of our preferred stock are entitled to vote together with the holders of Common Stock, as a single class with such holders of preferred stock).
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
Non-Controlling Interest
As discussed in “Note 1—Business Operations and Organization,” we consolidate the financial results of the Operating Company in our consolidated financial statements and report a non-controlling interest related to the Common Units held by non-controlling interest holders. As of December 31, 2022, all Common Units of the Operating Company and Class B common stock had been exchanged for Class A common stock, and we owned 100.0% of the economic interests in the Operating Company. The non-controlling interest in the accompanying consolidated statements of operations and comprehensive loss represents the portion of the net loss attributable to the economic interest in the Operating Company previously held by the non-controlling holders of Common Units calculated based on the weighted average non-controlling interests’ ownership during the periods presented.
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

On April 18, 2022, we entered into Amendment No. 1 (the “Amendment”) to the sales agreement dated August 2, 2022 with Cowen. The purpose of the Amendment was to add the limitations imposed on the ATM Program by Instruction I.B.6 to the sales agreement. At the time of our entry into the Amendment, approximately $37.3 million in shares remained available for issuance under the ATM Program.

Following the completion of the June 2022 Offering we are unable to issue additional shares of Class A common stock pursuant to the ATM Program or otherwise use the Shelf Registration Statement for a period of time due to the restrictions under Instruction I.B.6 to Form S-3, which will limit our liquidity options in the capital markets.

The table below summarizes sales of our Class A common stock under the ATM program:

($ in thousands)	Year Ended December 31, 2022	August 2021 (Inception) through December 31, 2022
Class A shares sold*	852,562	972,624
Gross proceeds	$9,303	$12,684
Net proceeds	$9,024	$12,303
Fees paid to sales agent	$279	$381
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
February 2023 Offering

On February 3, 2023, we filed a Registration Statement on Form S-1 (the "February 2023 S-1") seeking to register the public offering of up to $8.0 million in units, which has not yet become effective. We can provide no assurances as to whether the February 2023 S-1 will become effective, or whether we will undertake this public offering following the filing of this Annual Report on Form 10-K.
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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of our Class A common stock is as follows (in thousands, except per share amounts):

	For the year ended December 31,
(in thousands, except per share data)	2022	2021
Numerator:
Net loss	$(125,858)	$(53,423)
Less: Net loss attributable to non-controlling interests	(10,098)	(22,840)
Net loss attributable to Class A common stockholders	$(115,760)	$(30,583)
Denominator:
Weighted average shares of Class A common stock outstanding*	7,531	1,930
Net loss per share of Class A common stock - basic and diluted*	$(15.37)	$(15.85)
*After giving effect to the one-for-20 Reverse Stock Split effective August 9, 2022.
The June 2022 Pre-Funded Warrants and the October 2022 Pre-Funded Warrants were included in the weighted-average in the computation of basic net loss per share of Class A common stock for the year ended December 31, 2022 and 2021, respectively, beginning with their issuance date, as their stated exercise price of $0.002 was non-substantive and their exercise was virtually assured.
For the year ended December 31, 2022 and 2021, respectively, shares of Class B common stock, shares of Class C common stock and stock options and warrants to purchase Class A common stock were excluded from the weighted-average in the computation of diluted net loss per share of Class A common stock because the effect would have been anti-dilutive.
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
Equity-Based Compensation Expense
Equity-based compensation expense is included within "salaries, benefits and payroll taxes" in our consolidated statement of operations and comprehensive loss. We recognized equity-based compensation expense as follows:

	For the year ended December 31,
(in thousands)	2022	2021
Stock options - Class A common stock	$1,098	$4,204
Restricted shares - Class A common stock	517	1,009
Restricted stock units (RSUs) - Class A common stock	11	53
Common units of the Operating Company	—	449
Total equity-based compensation expense	$1,626	$5,715
During the year ended December 31, 2022, we granted an aggregate of 129,106 options to our directors and certain employees. The stock options were granted with exercise prices ranging from $2.52 per share to $20.00 per share, and vesting periods ranging from three months to four years.
During the year ended December 31, 2021, we granted an aggregate of 83,817 options to our directors and certain employees. The stock options were granted with exercise prices ranging from $20.00 per share to $124.00 per share, and vesting periods ranging from six months to four years.
Total remaining unrecognized compensation expense as of December 31, 2022 was as follows:

	Remaining Unrecognized Compensation Expense December 31, 2022	Weighted Average Period over which Remaining Unrecognized Compensation Expense is Expected to be Recognized
	(in thousands)	(in years)
Stock options - Class A common stock	$206	1.6
Restricted shares - Class A common stock	201	1.4
Total remaining unrecognized compensation expense	$407
The fair value of the stock option awards granted during the years ended December 31, 2022 and 2021 was determined on the grant date using the Black-Scholes valuation model based on the following ranges of weighted-average assumptions:

For the year ended December 31,
	2022	2021
Expected volatility (1)	100% - 100%	100% - 107%
Expected dividend yield (2)	—	—
Expected term (3)	5.88 - 6.05 years	5.25 - 6.25 years
Risk-free interest rate (4)	1.62% - 3.31%	0.78% - 1.37%
(1)Expected volatility is based on the historical volatility of a selected peer group over a period equivalent to the expected term.
(2)We assumed a dividend yield of zero as management has no plans to declare dividends in the foreseeable future.
(3)Expected term represents the estimated period of time until an award is exercised and was determined using the simplified method.
(4)The risk-free rate is an interpolation of yields on U.S. Treasury securities with maturities equivalent to the expected term.
A summary of stock option activity for the years ended December 31, 2022 and 2021 is as follows:

	Stock Options
	Number of Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2020	68,699	$109.40
Granted	239,466	62.80
Exercised	(5,053)	48.00
Forfeited	(37,165)	86.00
Outstanding as of December 31, 2021	265,947	71.80
Granted	129,106	9.34
Exercised	—	—
Forfeited	(167,201)	17.59
Outstanding as of December 31, 2022	227,852	$58.88
The weighted-average grant date fair value of options granted for the years ended December 31, 2022 and 2021 was $9.34 and $62.80, respectively. The total fair value of stock options vested during the years ended December 31, 2022 and 2021 was approximately $2.1 million and $1.5 million, respectively.
Common Units of the Operating Company Granted as Equity-Based Compensation
In connection with the closing of the IPO in April 2019, we consummated certain organizational transactions with the Operating Company, as described in further detail in "Note 1—Business Operations and Organization," among which, the Operating Company reclassified unvested Class B membership interests and profits interests which had been granted as equity-based compensation into Common Units of the Operating Company.

The following table provides a summary of the unvested Common Units outstanding and related transactions:

Common Units Subject to Vesting
Unvested Common Units as of December 31, 2020	203,904
Granted	—
Vested	(198,758)
Forfeited	(5,146)
Unvested Common Units as of December 31, 2021	—
401(k) Plan

Our 401(k) Plan is a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating U.S. employees may defer a portion of their pre-tax earnings, up to the U.S. Internal Revenue Service annual contribution limit ($20,500 for calendar year 2022). Participants are eligible to receive a matching contribution from us of 100% of the first 3% and 50% of the next 2% of contributions. Matching contributions, other than safe-harbor contributions, vest 33% per year and are 100% vested after three years of service. Safe-harbor matching contributions are 100% vested as of the date of the contribution.
NOTE 11. INCOME TAXES

As a result of the IPO and the related transactions completed in April 2019, we owned a portion of the Common Units of the Operating Company, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, the Operating Company is generally not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by the Operating Company is passed through to and included in the taxable income or loss of its members, including Greenlane, on a pro-rata basis, in accordance with the terms of the Operating Agreement. The Operating Company is also subject to taxes in foreign jurisdictions. We are a corporation subject to U.S. federal income taxes, in additional to state and local income taxes, based on our share of the Operating Company’s pass-through taxable income.

Effective on December 31, 2022, the Operating Company became wholly owned by us. As a result, the Operating Company’s tax status was converted from a partnership to a disregarded entity. Starting in 2023, 100% of the Operating Company’s US income and expenses will be included in our US and state tax returns.

The Company's United States and foreign operations components of income (loss) from continuing operations before income taxes are as follows:

	For the year ended December 31,
(in thousands)	2022	2021
United States	$(117,755)	$(51,109)
Foreign	$(8,116)	$(2,304)
Total	$(125,871)	$(53,413)
Income Tax Expense
The income tax (benefit) expense for the years ended December 31, 2022 and 2021 consisted of the following:

	For the year ended December 31, 2022				For the year ended December 31, 2021
(in thousands)	Federal	Foreign	State	Total	Federal	Foreign	State	Total
Current tax (benefit) expense
Current year	$—	$(13)	$—	$(13)	$—	$(10)	$20	$10
Total current year	—	(13)	—	(13)	—	(10)	20	10
Deferred tax (benefit) expense
Current year	(20,552)	(2,029)	(6,816)	(29,397)	(6,624)	(636)	(2,211)	(9,471)
Change in valuation allowance	25,944	2,029	9,971	37,944	30,255	636	12,095	42,986
Change in tax rate	72	—	(344)	(272)	101	—	(479)	(378)
Tax conversion of Operating Company	2,990	—	1,022	4,012	—	—	—	—
Up-C consolidation	(10,097)	—	(3,440)	(13,537)	(5,733)	—	(1,901)	(7,634)
KushCo merger	1,643	—	(393)	1,250	(17,999)	—	(7,504)	(25,503)
Total deferred tax (benefit) expense	—	—	—	—	—	—	—	—
Income tax (benefit) expense	$—	$(13)	$—	$(13)	$—	$(10)	$20	$10
A reconciliation of the income tax (benefit) expense computed at the U.S. federal statutory income tax rate to the income tax expense recognized is as follows:

	For the year ended December 31,
(in thousands)	2022	2021
Expected federal income tax (benefit) expense at statutory rate	$(26,433)	$(11,216)
State tax expense, net of federal benefit	(5,813)	(2,125)
Loss attributable to non-controlling interests	2,121	3,475
Change in valuation allowance	37,944	42,986
Tax conversion of Operating Company	4,012	—
Up-C consolidation	(13,537)	(7,634)
KushCo merger	1,250	(25,503)
Other, net	443	27
Income tax (benefit) expense	$(13)	$10
Deferred Tax Assets and Liabilities
The components of deferred tax assets and liabilities were as follows:

	As of December 31,
(in thousands)	2022	2021
Deferred tax assets:
Goodwill and other intangible assets	$23,901	$16,285
Inventory	5,858	—
Allowance for doubtful accounts	833	—
Operating lease liability	862	—
Equity-based compensation	2,576	—
Business interest carryforward	5,342	—
Net operating loss carryforwards	57,136	44,424
Other	576	4,351
Total deferred tax assets	97,084	65,060
Valuation allowance	(96,042)	(58,098)
Net deferred tax assets	1,042	6,962
Deferred tax liability:
Fixed assets	(227)	—
Right of use assets	(815)	—
Basis difference in investment in the Operating Company	—	(6,962)
Total deferred tax liabilities	(1,042)	(6,962)
Net deferred tax assets and liabilities	$—	$—

We had approximately $196.1 million of Federal net operating loss carryforwards, of which approximately $9.8 million expire in 2038, and the remainder are not subject to expiration. Their utilization is limited to 80% of our future taxable income. We also had approximately $197.9 million of State net operating loss carryforwards that begin expiring in 2038 and $15.5 million of Dutch and Canadian net operating loss carryforwards that begin expiring in 2026. Their utilization is limited to our future taxable income. We have not completed our evaluation of NOL utilization limitations under Internal Revenue Code, as amended (the “Code”) Section 382, change in ownership rules. Due to the fact that there is a full valuation allowance and losses being generated in the current year, any limitation based on the code would not have a material impact on the net deferred tax asset balance. In addition, the deduction for business interest is limited to 30 percent of taxable income (the “Section 163(j) limitation”). The interest that is not deductible due this limitation is carried forward to subsequent years and subject to the next years Section 163(j) limitation. At December 31, 2022 we had $20.3 million of business interest carryforwards, which includes $17.6 million from the KushCo merger. The utilization of the business interest carryforward from the KushCo merger may be further limited by the application of the Section 382 rules.

During the years ended December 31, 2022 and 2021, respectively, management performed an assessment of the realizability of our deferred tax assets based upon which management determined that it is not more likely than not that the results of operations will generate sufficient taxable income to realize portions of the net operating loss benefits. Consequently, we established a full valuation allowance against our deferred tax assets and reflected a carrying balance of $0 as of December 31, 2022 and 2021, respectively. In the event that management determines that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance will be made, which would reduce the provision for income taxes.

We do not record U.S. income taxes on the undistributed earnings of our foreign subsidiaries, except for the Canadian subsidiary, based upon our intention to permanently reinvest undistributed earnings into working capital and further expansion of existing operations outside the United States. In the event we are required to repatriate funds from outside of the United States, such repatriation would be subject to local laws, customs, and tax consequences.
Uncertain Tax Positions

For the year ended December 31, 2022, we did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties. The Company is subject to audit examination for federal and state purposes for the years 2018 – 2021.

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

As noted above, we evaluated the realizability of the deferred tax assets resulting from the IPO and the related transactions completed in April 2019 and established a full valuation allowance against those benefits. As a result, we determined that the amount or timing of payments to noncontrolling interest holders under the TRA are no longer probable or reasonably estimable. Based on this assessment, our TRA liability was $0 as of December 31, 2022 and 2021.

If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, we will record a liability related to the TRA, which would be recognized as expense within our consolidated statements of operations and comprehensive (loss) income.
During the years ended December 31, 2022 and 2021, we did not make any payments, inclusive of interest, to members of the Operating Company pursuant to the TRA.
NOTE 12. SEGMENT REPORTING
We define our segments as those operations whose results are regularly reviewed by our CODM to analyze performance and allocate resources. Therefore, segment information is prepared on the same basis that management reviews financial information for operational decision-making purposes. Our CODM is a committee comprised of our CEO and our CFO.
We determined we had two operating segments as of December 31, 2022, which are the same as our reportable segments: (1) Consumer Goods, and (2) Industrial Goods. These operating segments align with how we manage our business as of the fourth quarter of 2022. The accounting policies of the reportable segments are the same as those described in "Note 2 - Summary of Significant Accounting Policies."
The Consumer Goods segment focuses on serving consumers across wholesale, retail and e-commerce operations—through both our proprietary Greenlane Brands, including Eyce, DaVinci, Groove, Marley Natural, Keith Haring, and Higher Standards, as well as lifestyle products and accessories from leading brands, like Storz and Bickel, PAX, and many more. The Consumer Goods segment forms a central part of our growth strategy, especially as it relates to scaling our own portfolio of higher-margin Greenlane Brands.
The Industrial Goods segment focuses on serving the premier brands, operators, and retailers through our wholesale operations by providing ancillary products essential to their growth, such as customizable packaging and supply products, which includes our vaporization solutions offering including CCELL branded products.
Our CODM allocates resources to and assesses the performance of our two operating segments based on the operating segments' net sales and gross profit. The following table sets forth information by reportable segment for the years ended December 31, 2022 and 2021. There were no material intersegment sales during the years ended December 31, 2022 and 2021.

	For the year ended December 31, 2022			For the year ended December 31, 2021
(in thousands)	Consumer Goods	Industrial Goods	Total	Consumer Goods	Industrial Goods	Total
Net sales	$48,134	$88,951	$137,085	$110,105	$55,955	$166,060
Cost of sales	38,531	73,571	112,102	87,561	44,646	132,207
Gross profit	$9,603	$15,380	$24,983	$22,544	$11,309	$33,853
The following table sets forth specific asset categories which are reviewed by our CODM in the evaluation of operating segments:

	As of December 31, 2022			As of December 31, 2021
(in thousands)	Consumer Goods	Industrial Goods	Total	Consumer Goods	Industrial Goods	Total
Accounts receivable, net	$967	$5,501	$6,468	$3,746	$10,944	$14,690
Inventories, net	$19,259	$21,384	$40,643	$32,142	$34,840	$66,982
Vendor deposits	$3,269	$3,027	$6,296	$9,675	$8,800	$18,475
The following table sets forth our net sales by major product category:

	For the year ended December 31,
(in thousands)	2022	2021
Industrial Vape Products	53,664	25,312
Other Industrial Products	35,287	30,643
Consumer Products - Greenlane Brands	15,063	26,067
Consumer Products - 3rd Party Brands	33,071	84,038
Total net sales	$137,085	$166,060
The following table sets forth net sales disaggregated by geography:

	For the year ended December 31,
(in thousands)	2022	2021
United States	$126,333	$146,006
Canada	5,810	9,717
Europe	4,942	10,337
Total net sales	$137,085	$166,060
The following table sets forth our long-lived assets by geographic area, which consist of property and equipment, net, and operating lease right-of-use assets:

	As of December 31,
(in thousands)	2022	2021
United States	$14,177	$29,186
Canada	48	122
Europe	279	671
Total long-lived assets	$14,504	$29,979
See "Note 8—Supplemental Financial Statement Information" for goodwill by reportable segment.

NOTE 13. SUBSEQUENT EVENTS
Asset-Based Loan Amendment
On February 9, 2023, we entered into Amendment No. 2 to the Loan Agreement, in which we agreed to, among other things, voluntarily prepay approximately $6.6 million (inclusive of early termination fees and expenses) under the terms provided for under the Loan Agreement and the lenders under the Loan Agreement agreed to release 5.7 million in funds held in a blocked account pursuant to the terms of the Loan Agreement. Amendment No.2 to the Loan Agreement also provides that we will make additional prepayments upon the occurrence of certain specified asset sales by the Company.
ERC Sale
As of December 31, 2022, we had recorded an ERC receivable of $4.9 million within "Other current assets" on our consolidated balance sheets, and a corresponding amount was included in "Other income (expense), net" in our consolidated statement of operations and comprehensive loss for the year ended December 31, 2022. On February 16, 2023, two of Greenlane Holdings, Inc.’s subsidiaries, Warehouse Goods LLC and Kim International LLC (collectively, the “Company”), entered into an agreement with a third-party institutional investor pursuant to which the investor purchased, for approximately $4.9 million in cash, an economic participation interest, at a discount, in all of the Company’s rights to payment from the United States Internal Revenue Service with respect to the employee retention credits filed by the Company under the Employee Retention Credit (“ERC”) program.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act) of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2022.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial and Legal Officer, to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial and Legal Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2022 due to the material weaknesses identified and described below.

Management's Report on Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial and Legal Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Legal Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on this evaluation, our Chief Executive Officer and Chief Financial and Legal Officer have concluded that as of December 31, 2022, the Company has not maintained effective internal control over financial reporting due to the material weaknesses identified and described below.

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

Risk Assessment

As part of our remediation efforts related to the material weaknesses identified in the prior year, we continued our efforts during 2022 to design an effective risk assessment, which was not completed or fully implemented in order to identify and mitigate key business and financial reporting risks to the organization. Control deficiencies were identified which constitute material weaknesses relating to: (i) identifying, assessing, and communicating appropriate objectives, (ii) identifying and analyzing risks to achieve these objectives, (iii) considering the potential for fraud in assessing risks to the achievement of objectives, and (iv) identifying and assessing changes that could significantly impact the system of internal controls.

Control Activities

As part of our remediation efforts related to the material weaknesses identified in the prior year, we continued our efforts during 2022 to design and implement control activities, however, design efforts relating to control activities were not fully implemented. Control deficiencies were identified associated with control activities. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) selecting and developing control activities that contribute to the mitigation of risks and support achievement of objectives, (ii) selecting and developing general control activities over technology to support the achievement of objectives, and (iii) deploying control activities through policies that establish what is expected and procedures that put policies into action.

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

Remediation Plan and Status

As previously disclosed, in 2021, we began a multi-year implementation of a new ERP system, which will replace our existing core financial systems, and which we expect will be completed in 2023. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures, based upon which, management expects to focus its allocation of organizational resources to ensure the successful implementation of the new ERP system, including as it relates to designing and implementing effective control activities. Conversely, management expects limited efforts related to re-designing user access roles and permissions in the legacy ERP system in 2023. Based on these considerations, and subject to management’s ongoing assessment, we do not expect that the previously reported material weaknesses related to ineffective user access controls will be considered remediated until we complete the implementation of our new ERP system. Additionally, to remediate the identified material weaknesses, we are continuing to take the following remediation actions:

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

Changes in Internal Control Over Financial Reporting

As discussed above, in 2020 we began a multi-year implementation of a new ERP system which will fully replace our legacy financial systems in 2023. The ERP system is designed to accurately maintain the Company’s financial records, enhance the flow of financial information, improve data management and provide timely information to our management team. As the phased implementation of the new ERP system progresses, we expect to continue to change certain processes and procedures which, in turn, are expected to result in changes to our internal control over financial reporting. As such changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.

There were no other changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

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
3.3
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
4.3
Description of Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.3 to Greenlane’s Annual Report on Form 10-K, filed on April 24, 2020).

4.4	Form of August 2021 Standard Warrant (Incorporated by reference to Exhibit 4.1 to Greenlane's Current Report on Form 8-K, filed August 10, 2021).
4.5	Form of August 2021 Pre-Funded Warrant (Incorporated by reference to Exhibit 4.2 to Greenlane's Current Report on Form 8-K, filed August 10, 2021).
4.6	Form of Stock Option Assumption Notice – KushCo Options (Incorporated by reference to Exhibit 99.2 to Greenlane’s Registration Statement on Form S-8, filed August 31, 2021).
4.7	Form of Assumed June 12, 2018 KushCo Warrant, dated as of August 31, 2021 (Incorporated by reference to Exhibit 4.4 to Greenlane’s Quarterly Report on Form 10-Q, filed November 15, 2021).
4.8	Form of Assumed January 18, 2019 KushCo Warrant, dated as of August 31, 2021 (Incorporated by reference to Exhibit 4.5 to Greenlane’s Quarterly Report on Form 10-Q, filed November 15, 2021).
4.9	Form of Assumed August 21, 2019 KushCo Warrant, dated as of August 31, 2021 (Incorporated by reference to Exhibit 4.6 to Greenlane’s Quarterly Report on Form 10-Q, filed November 15, 2021).
4.10	Form of Assumed September 30, 2019 KushCo Warrant, dated as of August 31, 2021 (Incorporated by reference to Exhibit 4.7 to Greenlane’s Quarterly Report on Form 10-Q, filed November 15, 2021).
4.11	Form of Assumed February 10, 2020 KushCo Warrant, dated as of August 31, 2021 (Incorporated by reference to Exhibit 4.8 to Greenlane’s Quarterly Report on Form 10-Q, filed November 15, 2021).
4.12	Form of Assumed February 24, 2021 KushCo Warrant, dated as of August 31, 2021 (Incorporated by reference to Exhibit 4.9 to Greenlane’s Quarterly Report on Form 10-Q, filed November 15, 2021).
4.13	Form of June 2022 Pre-Funded Warrant (Incorporated by reference to Exhibit 4.2 to Greenlane’s Current Report on Form 8-K, filed June 28, 2022).
4.14	Form of June 2022 Standard Warrant (Incorporated by reference to Exhibit 4.1 to Greenlane’s Current Report on Form 8-K, filed on June 28, 2022).

4.15	Form of October 2022 Standard Warrant (Incorporated by reference to Exhibit 4.1 to Greenlane’s Current Report on Form 8-K, filed on November 1, 2022).
4.16	Form of October 2022 Pre-Funded Warrant (Incorporated by reference to Exhibit 4.2 to Greenlane’s Current Report on Form 8-K, filed November 1, 2022).
10.1	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.19 to Greenlane Holdings, Inc.’s Registration Statement on Form S-1, filed on March 20, 2019).
10.2
Tax Receivable Agreement between Greenlane Holdings, Inc., Greenland Holdings, LLC and the Members of Greenlane Holdings, LLC (Incorporated by reference to Exhibit 10.4 to Greenlane’s Current Report on Form 8-K, filed April 25, 2019).

10.3
Registration Rights Agreement between Greenlane Holdings, Inc. and the Original Members of Greenlane Holdings, LLC (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed April 25, 2019).

10.4	Fourth Amended and Restated Operating Agreement of Greenlane Holdings, LLC. (Incorporated by reference to Exhibit 10.4 to Greenlane’s Annual Report on Form 10-K, filed March 31, 2022).
10.5
Reorganization Agreement among Greenlane Holdings, Inc., Greenlane Holdings, LLC and the Members listed on the signature pages thereto (Incorporated by reference to Exhibit 10.3 to Greenlane’s Current Report on Form 8-K, filed April 25, 2019).

10.6
Purchase and Sale Agreement, dated as of August 16, 2022, by and between 1095 Broken Sound Pwky LLC and ASC Capital LLC (Incorporated by reference to Exhibit 10.3 to Greenlane’s Quarterly Report on Form 10-Q, filed November 14, 2022).

10.7
Form of Indemnification Agreement by and between Greenlane Holdings, Inc. and each of its Directors and Officers (Incorporated by reference to Exhibit 10.2 to Greenlane’s September 30, 2020 Quarterly Report on Form 10-Q, filed November 16, 2020).

10.8†	Second Amended and Restated Greenlane Holdings, Inc. 2019 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Greenlane’s Registration Statement on Form S-8, filed August 31, 2022).
10.9
Contribution Agreement, dated as of February 20, 2018, by and among Greenlane Holdings, LLC (f/k/a Jacoby Holdings LLC), the Sellers named therein and Better Life Products, Inc., as Seller Representative (Incorporated by reference to Exhibit 10.10 to Greenlane’s Registration Statement on Form S-1, filed on March 20, 2019).

10.10
Contribution Agreement, dated as of January 4, 2019, by and among Greenlane Holdings, LLC, Pollen Gear Holdings, LLC and Pollen Gear LLC. (Incorporated by reference to Exhibit 10.18 to Greenlane’s Registration Statement on Form S-1, filed on March 20, 2019).

10.11	Form of August 2021 Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed August 10, 2021).
10.12†
Separation and General Release Agreement by and between Warehouse Goods LLC and Adam Schoenfeld, dated as of March 9, 2022 (Incorporated by reference to Exhibit 10.1 to Greenlane's Current Report on Form 8-K, filed on March 10, 2022).

10.13	Placement Agency Agreement, dated August 9, 2021 (Incorporated by reference to Exhibit 10.2 to Greenlane’s Current Report on Form 8-K, filed August 10, 2021).
10.14
Assignment and Assumption Agreement, dated as of November 5, 2018, by and between Jacoby & Co. Inc. and Warehouse Goods LLC, relating to Employment Agreement with Adam Schoenfeld (Incorporated by reference to Exhibit 10.17 to Greenlane Holdings, Inc.’s Registration Statement on Form S-1, filed on March 20, 2019).

10.15†
Separation and General Release Agreement by and between Warehouse Goods LLC and William Mote, dated as of May 16, 2022 (Incorporated by reference to Exhibit 10.4 to Greenlane’s Quarterly Report on Form 10-Q, filed May 16, 2022).

10.16†
Separation and General Release Agreement by and between Warehouse Goods LLC and Aaron LoCascio, dated as of December 30, 2021 (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed January 4, 2022).

10.17†
Separation and General Release Agreement by and between Warehouse Goods LLC and Rodrigo de Oliveira, dated as of August 12, 2022 (Incorporated by reference to Exhibit 10.4 to Greenlane’s Quarterly Report on Form 10-Q, filed August 15, 2022).

10.18
Membership Interest Purchase Agreement, dated as of July 19, 2022, by and among Warehouse Goods LLC and Portofino Partners LLC (Incorporated by reference to Exhibit 10.1 to Greenlane's Current Report on Form 8-K, filed July 19, 2022).

10.19	Placement Agency Agreement, dated June 27, 2022 (Incorporated by reference to Exhibit 10.2 to Greenlane's Current Report on Form 8-K, filed June 28, 2022).
10.20	Form of June 2022 Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed June 28, 2022).
10.21	Form of October 2022 Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed November 1, 2022).
10.22	Placement Agency Agreement, dated October 27, 2022 (Incorporated by reference to Exhibit 10.2 to Greenlane's Current Report on Form 8-K, filed November 1, 2022).

10.23
Loan and Security Agreement, dated as of August 8, 2022, by and between Greenlane Holdings, Inc., the subsidiaries of Greenlane Holdings, Inc. named therein as guarantors, the parties thereto from time to time as lenders, and WhiteHawk Capital Partners LP, as the agent for the Lenders (Incorporated by reference to Exhibit 10.4 to Greenlane’s Quarterly Report on Form 10-Q, filed November 14, 2022).

10.24†
Amended and Restated Employment Agreement Employment Agreement by and between Warehouse Goods LLC and Nicholas Kovacevich, dated as of October 6, 2022. (Incorporated by reference to Exhibit 10.1 to Greenlane's Current Report on Form 8-K, filed October 7, 2022).

10.25	Form of Guaranty Agreement by and between Greenlane Holdings, Inc., the subsidiaries of Greenlane Holdings, Inc. named therein as guarantors, the parties thereto from time to time as Lenders, and WhiteHawk Capital Partners LP, as the agent for the Lenders (included in Exhibit 10.23).
10.26	Form of Pledge Agreement by and between Greenlane Holdings, Inc., the subsidiaries of Greenlane Holdings, Inc. named therein as guarantors, the parties thereto from time to time as Lenders, and WhiteHawk Capital Partners LP, as the agent for the Lenders (included in Exhibit 10.23).
10.27	Form of U.S. Intellectual Property Security Agreement by and between Greenlane Holdings, Inc., the subsidiaries of Greenlane Holdings, Inc. named therein as guarantors, the parties thereto from time to time as Lenders, and WhiteHawk Capital Partners LP, as the agent for the Lenders (included in Exhibit 10.23).
10.28	Form of Canadian Security Agreement by and between Greenlane Holdings, Inc., the subsidiaries of Greenlane Holdings, Inc. named therein as guarantors, the parties thereto from time to time as Lenders, and WhiteHawk Capital Partners LP, as the agent for the Lenders (included in Exhibit 10.23).
10.29	Form of Canadian Intellectual Property Security Agreement, dated as of August 8, 2022, by and between Greenlane Holdings, Inc., the subsidiaries of Greenlane Holdings, Inc. named therein as guarantors, the parties thereto from time to time as Lenders, and WhiteHawk Capital Partners LP, as the agent for the Lenders (included in Exhibit 10.23).
10.30†
Employment Agreement by and between Warehouse Goods LLC and Lana Reeve, dated as of December 6, 2022 (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed December 8, 2022).

10.31†
Further Amended and Restated Employment Agreement by and between Warehouse Goods LLC and Craig Snyder, dated as of January 1, 2023 (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed January 6, 2023).

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
101*
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders’ Equity, and (iv) Condensed Consolidated Statements of Cash Flows. The instance document does not appear in the Interactive Data File because its XBRL tags are imbedded within the Inline XBRL document.

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

GREENLANE HOLDINGS, INC.

Date: March 31, 2023	By:	/s/ Craig Snyder
Craig Snyder Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2023	By:	/s/ Lana Reeve
Lana Reeve Chief Financial and Legal Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Craig Snyder	Director and Chief Executive Officer (Principal Executive Officer)	March 31, 2023
Craig Snyder

/s/ Lana Reeve	Chief Financial and Legal Officer (Principal Financial and Accounting Officer)	March 31, 2023
Lana Reeve

/s/ Donald Hunter	Director	March 31, 2023
Donald Hunter

/s/ Aaron LoCascio	Director	March 31, 2023
Aaron LoCascio

/s/ Renah Persofsky	Director	March 31, 2023
Renah Persofsky

/s/ Jeff Uttz	Director	March 31, 2023
Jeff Uttz