Form 10-Q
period 2023-03-31
Greenlane Holdings, Inc.
filed 2023-05-15
CIK 1743745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of May 12, 2023, Greenlane Holdings, Inc. had 15,993,137 shares of Class A common stock and 15,993.137 shares of Series A Preferred Stock outstanding.

Greenlane Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2023

PART I
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share amounts)

	March 31, 2023	December 31, 2022
ASSETS	(Unaudited)
Current assets
Cash	$5,872	$6,458
Restricted cash	—	5,718
Accounts receivable, net of allowance of $4,767 and $4,826 at March 31, 2023 and December 31, 2022, respectively	7,856	6,468
Inventories, net	37,043	40,643
Vendor deposits	5,299	6,296
Other current assets (Note 8)	6,724	11,120
Total current assets	62,794	76,703

Property and equipment, net	10,709	11,062
Intangible assets, net	47,949	49,268
Operating lease right-of-use assets	2,936	3,442
Other assets	5,593	5,578
Total assets	$129,981	$146,053

LIABILITIES
Current liabilities
Accounts payable	$16,999	$14,953
Accrued expenses and other current liabilities (Note 8)	12,884	11,882
Customer deposits	3,224	3,983
Current portion of notes payable	2,699	3,185
Current portion of operating leases	1,179	1,528
Current portion of finance leases	128	128
Total current liabilities	37,113	35,659

Notes payable, less current portion and debt issuance costs, net	5,535	13,040
Operating leases, less current portion	1,730	1,887
Finance leases, less current portion	29	29
Other liabilities	80	79
Total long-term liabilities	7,374	15,035
Total liabilities	44,487	50,694

Commitments and contingencies (Note 7)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share, 600,000 shares authorized; 15,985 shares issued and outstanding as of March 31, 2023; 15,985 shares issued and outstanding as of December 31, 2022	152	152
Class B common stock, $0.0001 par value per share, 30,000 shares authorized; 0 shares issued and outstanding as of March 31, 2023; 0 shares issued and outstanding as of December 31, 2022	—	—
Additional paid-in capital	266,721	266,516
Accumulated deficit	(181,559)	(171,365)
Accumulated other comprehensive income (loss)	233	55
Total stockholders’ equity attributable to Greenlane Holdings, Inc.	85,547	95,358
Non-controlling interest	(53)	1
Total stockholders’ equity	85,494	95,359
Total liabilities and stockholders’ equity	$129,981	$146,053

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended March 31,
	2023	2022
Net sales	$23,959	$46,534
Cost of sales	18,440	40,566
Gross profit	5,519	5,968

Operating expenses:
Salaries, benefits and payroll taxes	5,370	10,061
General and administrative	7,677	11,715
Depreciation and amortization	1,992	2,403
Total operating expenses	15,039	24,179
Loss from operations	(9,520)	(18,211)

Other income (expense), net:
Interest expense	(815)	(406)
Other income (expense), net	88	(54)
Total other income (expense), net	(727)	(460)
Loss before income taxes	(10,247)	(18,671)
Provision for (benefit from) income taxes	1	78
Net loss	(10,248)	(18,749)
Less: Net loss attributable to non-controlling interest	(54)	(3,417)
Net loss attributable to Greenlane Holdings, Inc.	$(10,194)	$(15,332)

Net loss attributable to Class A common stock per share - basic and diluted (Note 9)*	$(0.64)	$(3.40)
Weighted-average shares of Class A common stock outstanding - basic and diluted (Note 9)*	15,986	4,509

Other comprehensive income:
Foreign currency translation adjustments	178	88
Unrealized gain on derivative instrument	—	358
Comprehensive loss	(10,070)	(18,303)
Less: Comprehensive loss attributable to non-controlling interest	—	(3,331)
Comprehensive loss attributable to Greenlane Holdings, Inc.	$(10,070)	$(14,972)
*After giving effect to the one-for-20 2022 Reverse Stock Split effective August 9, 2022.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance December 31, 2022	15,985	$152	—	$—	$266,516	$(171,365)	$55	$1	$95,359
Net loss	—	—	—	—	—	(10,194)	—	(54)	(10,248)
Equity-based compensation	—	—	—	—	110		—	—	110
Issuance of Class A shares - Amended Eyce APA (Note 3)	—	—	—	—	95	—	—	—	95
Other comprehensive income	—	—	—	—	—	—	178	—	178
Balance March 31, 2023	15,985	$152	—	$—	$266,721	$(181,559)	$233	$(53)	$85,494

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital*	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Stockholders’ Equity
	Shares*	Amount*	Shares*	Amount*
Balance December 31, 2021	4,260	$43	1,087	$—	$229,705	$(55,544)	$324	$21,836	$196,364
Net loss	—	—	—	—	—	(15,332)	—	(3,417)	(18,749)
Equity-based compensation	94	1	—	—	729	—	—	172	902
Issuance of Class A shares, net of costs - ATM Program	557	6	—	—	6,795	—	—	—	6,801
Issuance of Class A shares - contingent consideration	191	2	—	—	3,484	—	—	—	3,486
Exchanges of noncontrolling interest for Class A common stock	28	—	(28)	—	543	—	—	(543)	—
Other comprehensive income	—	—	—	—	—	—	361	85	446
Balance March 31, 2022	5,130	$52	1,059	$—	$241,256	$(70,876)	$685	$18,133	$189,250
*After giving effect to the one-for-20 2022 Reverse Stock Split effective August 9, 2022.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss (including amounts attributable to non-controlling interest)	$(10,248)	$(18,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,992	2,403
Equity-based compensation expense	205	874
Change in provision for doubtful accounts	—	227
Gain related to indemnification asset	—	(1,798)
Unrealized (gain) loss on equity investments	—	302
Other	222	(183)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Decrease (increase) in accounts receivable	(1,388)	(5,440)
Decrease (increase) in inventories	3,600	(1,545)
Decrease (increase) in vendor deposits	997	5,990
Decrease (increase) in other current assets	4,396	(3,624)
(Decrease) increase in accounts payable	1,904	5,859
(Decrease) Increase in accrued expenses and other liabilities	962	4,748
(Decrease) increase in customer deposits	(759)	(1,087)
Net cash provided by (used in) operating activities	1,883	(12,023)
Cash flows from investing activities:
Purchases of property and equipment, net	(176)	(784)
Proceeds from sale of assets held for sale	—	75
Net cash provided by (used in) investing activities	(176)	(709)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock, net of costs	—	6,801
Payments on Eyce and DaVinci promissory notes	(945)	(992)
Repayments of Asset-Based Loan	(6,493)	—
Modification costs of Asset-Based Loan	(751)	—
Other	—	(135)
Net cash provided by (used in) financing activities	(8,189)	5,674
Effects of exchange rate changes on cash	178	145
Net (decrease) in cash	(6,304)	(6,913)
Cash and restricted cash, as of beginning of the period	12,176	12,857
Cash and restricted cash, as of end of the period	$5,872	$5,944

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

Reconciliation of cash and restricted cash to consolidated balance sheets
	For the three months ended March 31,
	2023	2022
Beginning of the period
Cash	$6,458	$12,857
Restricted cash	5,718	—
Total cash and restricted cash, beginning of period	$12,176	$12,857

End of the period
Cash	$5,872	$5,944
Restricted cash	—	—
Total cash and restricted cash, end of period	$5,872	$5,944

Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$563	$802

Non-cash investing and financing activities:
Issuance of Class A common stock for business acquisitions	$—	$3,486
Non-cash purchases of property and equipment	$143	$1,663
Decrease in non-controlling interest as a result of exchanges for Class A common stock	$—	$(543)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BUSINESS OPERATIONS AND ORGANIZATION
Organization

Greenlane Holdings, Inc. (“Greenlane” and, collectively with the Operating Company (as defined below) and its consolidated subsidiaries, the “Company,” “we,” “us,” and “our” ) was formed as a Delaware corporation on May 2, 2018. We are a holding company that was formed for the purpose of completing an underwritten initial public offering (“IPO”) of shares of our Class A common stock, $0.01 par value per share (the “Class A common stock”), in order to carry on the business of Greenlane Holdings, LLC (the “Operating Company”). The Operating Company was organized under the laws of the state of Delaware on September 1, 2015, and is based in Boca Raton, Florida. Unless the context otherwise requires, references to the “Company” refer to us, and our consolidated subsidiaries, including the Operating Company.

We merchandise premium cannabis accessories, child-resistant packaging, specialty vaporization solutions and lifestyle products in the United States, Canada Europe and Latin America, serving a diverse and expansive customer base with thousands of retail locations, licensed cannabis dispensaries, smoke shops, multi-state operators (“MSOs”), specialty retailers, and retail consumers through both our e-commerce platforms and our flagship Higher Standards store in New York City’s famed Chelsea Market.

We have been developing a world-class portfolio of our own proprietary brands (the "Greenlane Brands") that we believe will, over time, deliver higher margins and create long-term value for our customers and shareholders. Our wholly-owned Greenlane Brands includes Groove – our recently launched more affordable product line, Eyce – our innovative silicone pipes and accessories line, DaVinci – our best-in-class premium vaporizer brand, and Higher Standards – our premium smoke shop and ancillary product brand. We also have category exclusive licenses for the premium Marley Natural branded products, as well as the K.Haring branded products.
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
Our corporate structure is commonly referred to as an “Up-C” structure. The Up-C structure allows the Operating Company to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership, or “pass-through” entity. One of these benefits is that future taxable income of the Operating Company that is allocated to its members will be taxed on a flow-through basis and therefore will not be subject to corporate taxes at the Operating Company entity level. Additionally, because a member may redeem their Common Units for shares of Class A common stock on a one-for-one basis or, at our option, for cash, the Up-C structure also provides the member with potential liquidity that holders of non-publicly traded limited liability companies are not typically afforded.

In connection with the IPO, we entered into a Tax Receivable Agreement (the “TRA”) with the Operating Company and the Operating Company’s members and a Registration Rights (the “Registration Rights Agreement”) with the Operating Company’s members. The TRA provides for the payment by us to the Operating Company’s member(s) of 85.0% of the amount of tax benefits, if any, that we may actually realize (or in some cases, are deemed to realize) as a result of (i) the step-up in tax basis in our share of the Operating Company's assets resulting from the redemption of Common Units under the mechanism described above and (ii) certain other tax benefits attributable to payments made under the TRA. Pursuant to the Registration Rights Agreement, we have agreed to register the resale of shares of Class A common stock that are issuable to the Operating Company’s members upon redemption or exchange of their Common Units.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2022. The condensed consolidated results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any other future annual or interim period. Certain reclassifications have been made to prior year amounts or balances to conform to the presentation adopted in the current year.
Principles of Consolidation
Our condensed consolidated financial statements include our accounts, the accounts of the Operating Company, and the accounts of the Operating Company's consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
2022 Reverse Stock Split

On August 4, 2022, we filed a Certificate of Amendment (the "Certificate of Amendment") to the A&R Charter with the Secretary of State of the State of Delaware, which effected a one-for-20 reverse stock split (the “2022 Reverse Stock Split”) of our issued and outstanding shares of Class A common stock and Class B common stock (the "Common Stock") at 5:01 PM Eastern Time on August 9, 2022. As a result of the 2022 Reverse Stock Split, every 20 shares of Common Stock issued and outstanding were converted into one share of Common Stock. We paid cash in lieu of fractional shares, and accordingly, no fractional shares were issued in connection with the 2022 Reverse Stock Split.

The 2022 Reverse Stock Split did not change the par value of the Common Stock or the authorized number of shares of Common Stock. All outstanding options, restricted stock awards, warrants and other securities entitling their holders to purchase or otherwise receive shares of our Common Stock were adjusted as a result of the 2022 Reverse Stock Split, as required by the terms of each security. The number of shares available to be awarded under our Amended and Restated 2019 Equity Incentive Plan were appropriately adjusted. See "Note 10 — Compensation Plans" for more information.

All share and per share amounts in these consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the 2022 Reverse Stock Split, including reclassifying an amount equal to the reduction in par value of Common Stock to additional paid-in capital.

Proposed 2023 Reverse Stock Split and Series A Preferred Stock Issuance

On April 11, 2023, our board of directors (the "Board") unanimously approved and declared advisable, and recommended that our stockholders (including holders of Series A Preferred Stock, as discussed below) approve at our annual meeting of shareholders the adoption of, an amendment (the “2023 Amendment”) to our A&R Charter to effect a reverse stock split of our Common Stock (the “Proposed 2023 Reverse Stock Split”) at any whole number between, and inclusive of, one-for-five to one-for-fifteen. Approval of the proposal at our annual meeting, which is scheduled to occur on May 26, 2023 (the "2023 Annual Meeting"), will grant the Board the authority, but not the obligation, to file the 2023 Amendment to effect the Proposed 2023 Reverse Stock Split no later than November 20, 2023, with the exact ratio and timing of the Proposed 2023 Reverse Stock Split to be determined at the discretion of the Board. The exact split ratio selected by the Board will be publicly announced prior to the effectiveness of the Proposed 2023 Reverse Stock Split.

In connection with the Proposed 2023 Reverse Stock Split, on April 26, 2023, the Board declared a dividend of one one-thousandth (1/1,000th) of a share of Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), for each outstanding share of Class A common stock to holders of record of Class A common stock as of 5:00 p.m. Eastern Time on April 26, 2023. The holders of Series A Preferred Stock have 1,000,000 votes per whole share of Series A Preferred Stock (i.e., 1,000 votes per one one-thousandth of a share of Series A Preferred Stock held) and are entitled to vote with the holders of Class A common stock, together as a single class, on the proposal to approve the 2023 Amendment in connection with the Proposed 2023 Reverse Split Proposal and to vote on a proposal to adjourn the annual meeting under certain circumstances, but holders of Series A Preferred Stock are otherwise not entitled to vote on the other proposals being presented at the annual meeting of stockholders. Holders of Series A Preferred Stock are not entitled to receive dividends of any kind and such shares are subject to redemption no later than the time the Proposed 2023 Reverse Stock Split is approved by our stockholders.
Liquidity
Our primary requirements for liquidity and capital are working capital, debt service related to recent acquisitions and general corporate needs. Our primary sources of liquidity are our cash on hand and the cash flow that we generate from our operations, as well as proceeds from equity issuances, such as our June 2022 and October 2022 offerings, and our ATM program, each as described and defined below.
ATM Program and Shelf Registration Statement
While we have an effective shelf registration statement on Form S-3 (the "Shelf Registration Statement") to conduct securities offerings from time to time, for so long as our public float is less than $75 million, our ability to utilize the Shelf Registration Statement to raise capital is limited, as further described below. The Shelf Registration Statement registers the offer and sale of shares of our Class A common stock, preferred stock, $0.0001 par value per share (the "preferred stock"), depository shares representing our preferred stock, warrants to purchase shares of our Class A common stock, preferred stock or depository shares, and rights to purchase shares of our Class A common stock or preferred stock that may be issued by us in a maximum aggregate amount of up to $200 million. In August 2021, we filed a prospectus supplement and established an "at-the-market" equity offering program (the "ATM Program") that provides for the sale of shares of our Class A common stock having an aggregate offering price of up to $50 million, from time to time. However, we may be unable to access the capital markets because of current market volatility and the performance of our stock price.

On March 31, 2022, the date on which our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "2021 Annual Report") was filed with the SEC, the Shelf Registration Statement became subject to the offering limits set forth in Instruction I.B.6 because our public float was less than $75 million. For so long as our public float is less than $75 million, the aggregate market value of securities sold by us under the Shelf Registration Statement (including our ATM Program) pursuant to Instruction I.B.6 during any 12 consecutive months may not exceed one-third of our public float. Since the launch of the ATM program in August 2021 and through December 31, 2022, we sold shares of our Class A common stock which generated gross proceeds of approximately $12.7 million and we paid fees to the sales agent of approximately $0.4 million. In light of our low cash position, we have been forced to sell stock under our ATM program at prices that may not otherwise be attractive and are dilutive. We have sold $2.2 million in securities pursuant to Instruction I.B.6 in the 12 calendar months preceding the date of filing of this Quarterly Report on Form 10-Q. Following the completion of the June 2022 Offering (as defined below) we are unable to issue additional shares of Class A common stock pursuant to the ATM Program or otherwise use the Shelf Registration Statement for a period of time due to the restrictions under Instruction I.B.6 to Form S-3, which will limit our liquidity options in the capital markets for a period of time.

Common Stock and Warrant Offerings

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

On October 27, 2022, we entered into securities purchase agreements with certain investors, pursuant to which we agreed to issue and sell an aggregate of 6,955,555 shares of our Class A common stock, pre-funded warrants to purchase up to 1,377,780 shares of our Class A Common Stock (the "October 2022 Pre-Funded Warrants") and warrants to purchase up to 16,666,670 shares of our Class A common stock (the "October 2022 Standard Warrants"). The October 2022 units were offered pursuant to a Registration Statement on Form S-1 (the "October 2022 Offering"). The October 2022 Offering generated gross proceeds of approximately $7.5 million and net proceeds to the Company of approximately $6.8 million.

On February 3, 2023, we filed a Registration Statement on Form S-1 (the "February 2023 S-1") seeking to register the public offering of up to $8.0 million in units (each comprised of one share of Class A common stock and two warrants to purchase Class A common stock), which has not yet become effective. We can provide no assurances as to whether the February 2023 S-1 will become effective, or whether we will undertake this public offering following the filing of this Quarterly Report on Form 10-Q.

Entry into Asset-Based Loan

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

ERC Sale

On February 16, 2023, two of our wholly owned subsidiaries, Warehouse Goods and Kim International LLC, entered into an agreement with a third-party institutional investor pursuant to which the investor purchased, for approximately $4.85 million in cash, an economic participation interest, at a discount, in our rights to payment from the United States Internal Revenue Service for certain periods with respect to the employee retention credits filed by us under the Employee Retention Credit program.

Management Initiatives

We have completed several initiatives to optimize our working capital requirements. We launched Groove, a new, innovative Greenlane Brands product line, which is accretive to gross profit, and we also rationalized our third-party brands product offering, which enables us to reduce inventory carrying costs and working capital requirements.

In April 2023, we successfully entered into two strategic partnerships which management believes will help significantly reduce our overall cost structure, enhance our margins and further support our facilities consolidation initiatives while also servicing and providing solutions to our customers. First, we entered into a strategic partnership (the “MJ Packaging Partnership”) with A&A Global Imports d/b/a MarijuanaPackaging.com (“MJ Pack”), a leading provider of packaging solutions to the cannabis industry. As part of the MJ Packaging Partnership, we will no longer purchase additional packaging inventory and MJ Pack will become our strategic partner to continue providing and enhancing packaging solutions for our customers. As a result of the MJ Packaging Partnership, we are no longer seeking a purchaser for our packaging division. Second, we entered into a strategic partnership with an affiliate of one of our existing vape suppliers (“Vape Partner”) to service certain key customers with vaporizer goods and services (the “Vape Partnership”). As part of the Vape Partnership, we will introduce our Vape Partner to certain key customers, assist with the promotion and the sale of certain vaporizer goods and services, and help coordinate the logistics, storage and distribution of such vaporizer products. If our Vape Partner and key customer(s) enter into a direct relationship, the customers would directly purchase vaporizer goods and services, which we currently sell them, directly from our Vape Partner and we would no longer need to purchase such vape inventory on behalf of such key customer(s). In exchange we would earn quarterly and annual commission payments from our strategic partners. While the strategic partnerships may result in a decrease in top line revenue for these packaging and vape products, these partnerships combined with some of our other restructuring initiatives should allow us to reduce our overall cost-structure and enhance our margins and convert millions of dollars of existing inventory back into cash, thereby improving our balance sheet.

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
Our opinions concerning liquidity are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity could be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on terms favorable to us, or at all.
Use of Estimates
Conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts in our consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. U.S. GAAP requires us to make estimates and judgments in several areas. Such areas include, but are not limited to the following: the collectability of accounts receivable; the allowance for slow-moving or obsolete inventory; the realizability of deferred tax assets; the fair value of goodwill; the fair value of contingent consideration arrangements; the useful lives of intangible assets and property and equipment; the calculation of our VAT taxes receivable and VAT taxes, fines, and penalties payable; our loss contingencies, including our TRA liability; and the valuation and assumptions underlying equity-based compensation. These estimates are based on management's knowledge about current events and expectations about actions we may undertake in the future. The actual results could differ materially from those estimates.
Segment Reporting
We manage our global business operations through our operating and reportable business segments. As of March 31, 2023, we had two reportable operating business segments: Industrial Goods and Consumer Goods. Our reportable segments have been identified based on how our chief operating decision maker ("CODM"), which is a committee comprised of our Chief Executive Officer ("CEO") and our Chief Financial and Legal Officer, manages our business, makes resource allocation and operating decisions, and evaluates operating performance. See “Note 12—Segment Reporting.”
Revenue Recognition
Our liability for returns, which is included within "Accrued expenses and other current liabilities" in our condensed consolidated balance sheets, was approximately $0.3 million and $0.3 million as of March 31, 2023 and December 31, 2022.
One customer represented approximately 26% of our net sales for the three months ended March 31, 2023. For the three months ended March 31, 2022, one customer represented approximately 17% of our net sales. As of March 31, 2023, two customers represented approximately 21% and 15% of accounts receivable, respectively. As of December 31, 2022, the Company had three customers who individually represented approximately 31%, 17% and 15% of accounts receivable, respectively.
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

We performed an analysis of the VAT overpayments to the Dutch tax authorities, which we expected to be refunded to us, and VAT payable to other EU member states, including potential fines and penalties. Based on this analysis, we recorded VAT payable of approximately $0.4 million relating to this matter within "Accrued expenses and other current liabilities” in our condensed consolidated balance sheet as of March 31, 2023 and December 31, 2022.

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

As noted above, we have voluntarily disclosed VAT owed to several relevant tax authorities in the EU member states and believe in doing so we will reduce our liability for penalties and interest. Nonetheless, we may incur expenses in future periods related to such matters, including litigation costs and other expenses to defend our position. The outcome of such matters is inherently unpredictable and subject to significant uncertainties. Refer to "Note 7—Commitments and Contingencies" for additional discussion regarding our contingencies.
Recently Adopted Accounting Guidance
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses. The standard requires the use of an “expected loss” model on certain types of financial instruments. The standard also amends the impairment model for available-for-sale securities and requires estimated credit losses to be recorded as allowances rather than as reductions to the amortized cost of the securities. This standard was effective for fiscal years, and interim periods within those years, beginning after December 15, 2022 for filers that are eligible to be smaller reporting companies under the SEC's definition, with early adoption permitted. We adopted this standard beginning January 1, 2023. Adoption of this standard did not have a material impact on our condensed consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, as if it had originated the contracts. Prior to this ASU, an acquirer generally recognizes contract assets acquired and contract liabilities assumed that arose from contracts with customers at fair value on the acquisition date. The ASU was effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The ASU is to be applied prospectively to business combinations occurring on or after the effective date of the amendment (or if adopted early as of an interim period, as of the beginning of the fiscal year that includes the interim period of early application). We adopted this new standard beginning January 1, 2023. Adoption of this standard did not impact our condensed consolidated financial statements, as we did not complete any transactions to which this standard was applicable during the current reporting period.

NOTE 3. BUSINESS ACQUISITIONS
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
As of March 31, 2023 and December 31, 2022, we had contingent consideration that is required to be measured at fair value on a recurring basis.

Our financial instruments measured at fair value on a recurring basis were as follows at the dates indicated:

	Condensed Consolidated Balance Sheet Caption	Fair Value at March 31, 2023
(in thousands)		Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration - current	Accrued expenses and other current liabilities	—	—	2,738	2,738
Total Liabilities		$—	$—	$2,738	$2,738

	Consolidated Balance Sheet Caption	Fair Value at December 31, 2022
(in thousands)		Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration - current	Accrued expenses and other current liabilities	$—	$—	$2,738	$2,738
Total Liabilities		$—	$—	$2,738	$2,738

There were no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy during the three months ended March 31, 2023 and 2022.

Derivative Instrument and Hedging Activity

On July 11, 2019, we entered into an interest rate swap contract to manage our risk associated with the interest rate fluctuations on the Company’s floating rate Real Estate Note described in “Note 6 - Debt.” The counterparty to this instrument was a reputable financial institution. Our interest rate swap contract was designated as a cash flow hedge at the inception date and was previously reflected at its fair value in our consolidated balance sheets. The fair value of our interest rate swap liability was determined based on the present value of expected future cash flows. Since our interest rate swap value was based on the LIBOR forward curve and credit default swap rates, which were observable at commonly quoted intervals for the full term of the swap, it was considered a Level 2 measurement.

Beginning with the second quarter of 2022, we discontinued hedge accounting for the interest rate swap contract. During the second quarter of 2022, we also reclassified the related accumulated other comprehensive income balance of $0.3 million to "interest expense" in our condensed consolidated statement of income and comprehensive loss.

Refer to “Note 8 — Supplemental Financial Information” for further details on the components of accumulated other comprehensive income (loss) for the three months ended March 31, 2023 and 2022.

The unrealized loss on the derivative instrument prior to the discontinuation of hedge accounting was included within “Other comprehensive income (loss)” in our condensed consolidated statement of operations and comprehensive loss. There was no measure of hedge ineffectiveness and no reclassifications from other comprehensive loss into interest expense for the three months ended March 31, 2023 and 2022. In August 2022, we terminated the interest swap contract.

Contingent Consideration

Each period we revalue our contingent consideration obligations associated with business acquisitions to their fair value. We estimate the fair value of the Product Launch Contingent Payments using a form of the scenario-based method, which includes significant unobservable inputs such as management’s identification of probability-weighted outcomes and a risk-adjusted discount rate over the earn-out period. Significant increases or decreases in these inputs could result in a significantly lower or higher fair value measurement of the contingent consideration liability. Changes in the fair value of contingent consideration are included within “Other income (expense), net” in our condensed consolidated statements of operations and comprehensive loss.

A reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

(in thousands)	Three months ended March 31, 2023
Balance at December 31, 2022	$2,738
Loss (gain) from fair value adjustments included in results of operations	—
Balance March 31, 2023	$2,738

(in thousands)	Three months ended March 31, 2022
Balance at December 31, 2021	$6,857
Eyce 2021 Contingent Payment settlement in Class A common stock	(875)
DaVinci 2021 Contingent Payment settlement in Class A common stock	(2,611)
Gain from fair value adjustments included in results of operations	(5)
Balance March 31, 2022	$3,366

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

Airgraft Inc., Sun Grown, and VIVA are private entities and their equity securities do not have a readily determinable fair value. We elected to measure these securities under the measurement alternative election at cost minus impairment, if any, with adjustments through earnings for observable price changes in orderly transactions for the identical or similar investment of the same issuer. We acquired our investments in Sun Grown and VIVA as part of our merger with KushCo, which we completed in August 2021. We did not identify any fair value adjustments related to these equity securities during the three months ended March 31, 2023 and 2022.

As of March 31, 2023 and December 31, 2022, the carrying value of our investment in equity securities without a readily determinable fair value was approximately $2.5 million, respectively, included within "Other assets" in our condensed consolidated balance sheets. The carrying value included a fair value adjustment of $1.5 million due to an observable price change recognized during the year ended December 31, 2019.

NOTE 5. LEASES
Greenlane as a Lessee
As of March 31, 2023, we had facilities financed under operating leases consisting of warehouses, offices, and a retail store, with lease term expirations from 2023 to 2027. Lease terms are generally three to seven years for warehouses, office space and retail store locations. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The following table provides details of our future minimum lease payments under finance and operating lease liabilities recorded in our condensed consolidated balance sheet as of March 31, 2023. The table below does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

(in thousands)	Operating Leases
Remainder of 2023	$1,078
2024	914
2025	942
2026	81
2027 and thereafter	—
Total minimum lease payments	3,015
Less: imputed interest	106
Present value of minimum lease payments	2,909
Less: current portion	1,179
Long-term portion	$1,730
The following expenses related to our operating leases were included in "general and administrative" expenses within our condensed consolidated statements of operations and comprehensive loss:

	For the three months ended March 31,
(in thousands)	2023	2022
Operating lease cost	567	765
Variable lease cost	198	36
Total lease cost	$765	$801
The table below presents lease-related terms and discount rates as of March 31, 2023:

Operating Leases
Operating leases	2.4 years
Operating leases	2.3%
Greenlane as a Lessor
The following table represents the maturity analysis of undiscounted cash flows related to lease payments, which we expect to receive from our existing operating lease agreements related to our sublease in California:

Rental Income	(in thousands)
Remainder of 2023	$241
2024 and thereafter	$—
Total	$241
NOTE 6. DEBT
Our debt balance, excluding operating lease liabilities and finance lease liabilities, consisted of the following amounts at the dates indicated:

(in thousands)	March 31, 2023	December 31, 2022
Line of Credit	8,507	15,000
DaVinci Promissory Note	1,874	2,538
Eyce Promissory Note	324	647
	10,705	18,185
Less unamortized debt issuance costs	(2,471)	(1,960)
Less current portion of debt	(2,699)	(3,185)
Debt, net, excluding operating leases and finance leases	$5,535	$13,040
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
In September 2022, one of the Operating Company's wholly-owned subsidiaries, 1095 Broken Sound Pkwy LLC ("1095 Broken Sound"), consummated the previously disclosed transactions contemplated by that certain Purchase and Sale Agreement, dated as of August 16, 2022, by and between 1095 Broken Sound and a third-party (the "HQ Purchaser") whereby 1095 Broken Sound agreed to sell a certain parcel of real estate including our headquarters building to the purchaser of our former headquarters for total proceeds of $9.6 million in cash. On the closing date, the Company used a portion of the proceeds from the transaction to repay the remainder of the Real Estate Note in full. There was no remaining balance related to the Real Estate Note on our consolidated balance sheet as of March 31, 2023 or December 31, 2022.
Eyce Promissory Note
In March 2021, one of the Operating Company's wholly-owned subsidiaries financed the acquisition of Eyce through the issuance of an unsecured promissory note (the “Eyce Promissory Note”) in the principal amount of $2.5 million. Principal payments plus accrued interest at a rate of 4.5% were due quarterly through April 2023.

DaVinci Promissory Note
In November 2021, one of the Operating Company's wholly-owned subsidiaries financed the acquisition of DaVinci through the issuance of an unsecured promissory note (the “DaVinci Promissory Note”) in the principal amount of $5.0 million. Principal payments plus accrued interest at a rate of 4.0% are due quarterly through October 2023.
Bridge Loan
In December 2021, we entered into a Secured Promissory Note with Aaron LoCascio, our co-founder, former Chief Executive Officer and President, and a current director of the Company, in which Mr. LoCascio provided us with a bridge loan in the principal amount of $8.0 million (the “December 2021 Note”). The December 2021 Note accrued interest at a rate of 15.0% and the principal amount was due in full on June 30, 2022. We incurred $0.3 million of debt issuance costs related to the December 2021 Note, which were recorded as a direct deduction from the carrying amount of the December 2021 Note, and which were amortized over the term of the December 2021 Note through interest expense. The December 2021 Note was secured by a continuing security interest in all of our assets and properties whether then or thereafter existing or required, including our inventory and receivables (as defined under the Uniform Commercial Code) and included negative covenants restricting our ability to incur further indebtedness and engage in certain asset dispositions until the earlier of the maturity date or the December 2021 Note being fully repaid.
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
Asset-Based Loan

On August 9, 2022, we entered into an asset-based loan pursuant to that certain Loan and Security Agreement, dated as of August 8, 2022 (the “Loan Agreement”), by and among the Company, certain subsidiaries of the Company (the “Guarantors”), the parties thereto from time to time as lenders (the “Lenders”), and WhiteHawk Capital Partners LP, as the agent for the Lenders (the "Asset-Based Loan").

Pursuant to the Loan Agreement, the Lenders agreed to make available to us a term loan of up to $15.0 million on the terms and conditions set forth therein and the other Financing Agreements (as defined therein). As of December 31, 2022, of the total term loan amount, $5.7 million was located in a blocked account, which was classified as “restricted cash” on our consolidated balance sheet, and which released the funds when permitted by the borrowing base certificate. Subject to certain exceptions described in the Loan Agreement, the Company and the Guarantors agreed to pledge all of their assets as collateral. The maturity date of the Asset-Based Loan is the third anniversary of the closing date (the “Maturity Date”).

We incurred $1.5 million of debt issuance costs related to the Asset-Based Loan, as well as an original issue discount of $0.5 million, which were recorded as a direct deduction from the carrying amount of the Asset-Based Loan, and which are amortized over the term of the Asset-Based Loan through interest expense. The Asset-Based Loan contains customary covenants and restrictions, including, without limitation, covenants that require us to comply with applicable laws, restrictions on our ability to incur additional indebtedness, and various customary remedies for the lender following an event of default, including the acceleration of repayment of outstanding amounts under the Asset-Based Loan and execution upon the collateral securing obligations under the Asset-Based Loan.

The Asset-Based Loan accrues interest at the prime rate plus 8.0% and interest payments are due monthly. Based on the original terms, beginning with the fiscal quarter ending September 30, 2023, and for each fiscal quarter thereafter until the Maturity Date, quarterly payments of $0.3 million are due, with a final payment of all remaining outstanding principal and accrued interest due on the Maturity Date.

On February 9, 2023, we entered into Amendment No. 2 to the Loan Agreement, pursuant to which we agreed to, among other things, to voluntarily prepay approximately $6.6 million (inclusive of early termination fees and expenses) under the terms provided for under the Loan Agreement and the lenders under the Loan Agreement agreed to release $5.7 million in funds held in a blocked account pursuant to the terms of the Loan Agreement. Amendment No. 2 to the Loan Agreement also provides that we will make additional prepayments upon the occurrence of certain specified asset sales by the Company.

As of March 31, 2023, we were in compliance with the Loan Agreement covenants.

NOTE 7. COMMITMENTS AND CONTINGENCIES
Legal Proceedings

In the ordinary course of business, we are involved in various legal proceedings involving a variety of matters. We do not believe there are any pending legal proceedings that will have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. We have not taken any reserves for litigation for the three months ended March 31, 2023 and 2022.
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
NOTE 8. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
ERC Sale
As of December 31, 2022, we had recorded an Employee Retention Credit (“ERC”) receivable of $4.9 million within "Other current assets" on our consolidated balance sheets, and a corresponding amount was included in "Other income (expense), net" in our consolidated statement of operations and comprehensive loss for the year ended December 31, 2022. On February 16, 2023, two of Greenlane Holdings, Inc.’s subsidiaries, Warehouse Goods LLC and Kim International LLC (collectively, the “Company”), entered into an agreement with a third-party institutional investor pursuant to which the investor purchased, for approximately $4.9 million in cash, an economic participation interest, at a discount, in all of the Company’s rights to payment from the United States Internal Revenue Service with respect to the employee retention credits filed by the Company under the ERC program.
Accrued Expenses and Other Current Liabilities
The following table summarizes the composition of accrued expenses and other current liabilities as of the dates indicated:

(in thousands)	March 31, 2023	December 31, 2022
VAT payable (including amounts related to VAT matter described in Note 2)	$2,980	$2,809
Contingent consideration	2,738	2,738
Accrued employee compensation	3,423	3,812
Amended Eyce APA	656	430
Accrued professional fees	679	818
Refund liability (including accounts receivable credit balances)	288	329
Accrued construction in progress (ERP)	110	170
Sales tax payable	640	578
Other	1,370	198
	$12,884	$11,882
Customer Deposits
For certain product offerings such as child-resistant packaging, closed-system vaporization solutions and custom-branded retail products, we may receive a deposit from the customer (generally 25% - 50% of the total order cost, but the amount can vary by customer contract), when an order is placed by a customer. We typically complete orders related to customer deposits within one to six months from the date of order, depending on the complexity of the customization and the size of the order, but the order completion timeline can vary by product type and terms of sale with each customer. Changes in our customer deposits liability balance during the three months ended March 31, 2023 were as follows:

(in thousands)	Customer Deposits
Balance as of December 31, 2022	$3,983
Increases due to deposits received, net of other adjustments	1,630
Revenue recognized	(2,389)
Balance as of March 31, 2023	$3,224

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) for the periods presented were as follows:

(in thousands)	Foreign Currency Translation	Unrealized Gain or (Loss) on Derivative Instrument	Total
Balance at December 31, 2022	$55	$—	$55
Other comprehensive income (loss)	178	—	178
Balance at March 31, 2023	$233	$—	$233

(in thousands)	Foreign Currency Translation	Unrealized Gain or (Loss) on Derivative Instrument	Total
Balance at December 31, 2021	$282	$42	$324
Other comprehensive income (loss)	88	358	446
Less: Other comprehensive (income) loss attributable to non-controlling interest	(17)	(68)	(85)
Balance at March 31, 2022	$353	$332	$685
Supplier Concentration
Our four largest vendors accounted for an aggregate of approximately 79.7% and 67.0% of our total purchases for the three months ended March 31, 2023 and 2022, respectively. We expect to maintain our relationships with these vendors.
Related Party Transactions
Nicholas Kovacevich, our Chief Corporate Development Officer, owns capital stock of Unrivaled Brands Inc. (“Unrivaled”) and serves on the Unrivaled board of directors. Net sales to Unrivaled for the three months ended March 31, 2023 and 2022 were $0 and approximately $0.2 million, respectively. Total accounts receivable due from Unrivaled were $0.4 million as of March 31, 2023 and December 31, 2022, respectively. On February 8, 2023, we filed a lawsuit against Unrivaled in Superior Court of California, Orange County, seeking to compel the repayment of Unrivaled's open balance due to us. We can provide no assurances that we will be successful in this lawsuit, or that the amounts due to us, or any portion thereof, will be recovered.
Adam Schoenfeld, our co-founder and a former director who resigned from the Board on January 6, 2023, has a significant ownership interest in one of our customers, Universal Growing. There were no net sales to Universal Growing for the three months ended March 31, 2023 and 2022. Total accounts receivable due from Universal Growing as of March 31, 2023 and December 31, 2022 were de minimis.
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
Effective August 9, 2022, we completed a one-for-20 reverse stock split (the “2022 Reverse Stock Split”) of our issued and outstanding shares of Class A common stock and Class B common stock (collectively, the "Common Stock"), as further described in "Note 2 - Summary of Significant Accounting Policies." As a result of the 2022 Reverse Stock Split, every 20 shares of Common Stock issued and outstanding were converted into one share of Common Stock. We paid cash in lieu of fractional shares, and accordingly, no fractional shares were issued in connection with the 2022 Reverse Stock Split.

The 2022 Reverse Stock Split did not change the par value of the Common Stock or the authorized number of shares of Common Stock. All share and per share amounts in these unaudited condensed consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the 2022 Reverse Stock Split, including reclassifying an amount equal to the reduction in par value of Common Stock to additional paid-in capital.

Refer to "Note 13 — Subsequent Events" for additional details regarding the issuance of Preferred Series A Stock and the Proposed 2023 Reverse Stock Split.
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

Shares of our Class A common stock will be issued pursuant to our effective shelf registration statement on Form S-3 (File No. 333-257654), and a prospectus supplement relating to the Class A common stock that was filed with the Securities and Exchange Commission on April 18, 2022. Pursuant to Instruction I.B.6, in no event will the Company sell Class A common stock through the ATM Program with a value exceeding more than one-third of the Company’s “public float” (the market value of the Company’s Class A common stock and any other equity securities that it issues in the future that are held by non-affiliates) in any 12-month period so long as the Company’s public float remains below $75.0 million.

On April 18, 2022, we entered into Amendment No. 1 (the “ATM Amendment”) to the sales agreement dated August 2, 2022 with Cowen. The purpose of the Amendment was to add the limitations imposed on the ATM Program by Instruction I.B.6 to the sales agreement. At the time of our entry into the ATM Amendment, approximately $37.3 million in shares remained available for issuance under the ATM Program.

Following the completion of the June 2022 Offering we are unable to issue additional shares of Class A common stock pursuant to the ATM Program or otherwise use the Shelf Registration Statement for a period of time due to the restrictions under Instruction I.B.6 to Form S-3, which will limit our liquidity options in the capital markets.

The table below summarizes sales of our Class A common stock under the ATM program:

($ in thousands)	August 2021 (Inception) through March 31, 2023
Class A shares sold*	972,624
Gross proceeds	$12,684
Net proceeds	$12,303
Fees paid to sales agent	$381
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

On July 27, 2022, pursuant to Section 9 of the June 2022 Pre-Funded Warrants, we waived the Initial Exercise Date (as defined in the June 2022 Pre-Funded Warrants and permitted the June 2022 Pre-Funded Warrants to be exercisable immediately to reflect the business understanding between us and the investors in the June 2022 Offering with respect to the exercisability of the June 2022 Pre-Funded Warrants (the "June 2022 Pre-Funded Warrant Waiver").
All June 2022 Pre-Funded Warrants were exercised in July 2022, based upon which we issued an additional 495,000 shares of our Class A common stock, for de minimis net proceeds.
October 2022 Offering
On October 27, 2022, we entered into securities purchase agreements with certain investors, pursuant to which we agreed to issue and sell an aggregate of 6,955,555 shares of our Class A common stock, pre-funded warrants to purchase up to 1,377,780 shares of our Class A common stock (the "October 2022 Pre-Funded Warrants") and warrants to purchase up to 16,666,670 shares of our Class A common stock (the "October 2022 Standard Warrants"). The October 2022 units each consisted of one share of Class A common stock or a October 2022 Pre-Funded Warrant and two October 2022 Standard Warrants to purchase one share of our Class A common stock. The October 2022 units were offered pursuant to the S-1 Registration Statement. The October 2022 Standard Warrants are exercisable immediately at an exercise price equal to $0.90 per share of Class A common stock for a period of seven years. Each October 2022 Pre-Funded Warrant is exercisable immediately with no expiration date for one share of Class A common stock at an exercise price of $0.0001. The October 2022 Offering generated gross proceeds of approximately $7.5 million and net proceeds to the Company of approximately $6.8 million.
All October 2022 Pre-Funded Warrants were exercised in November 2022, based upon which we issued an additional 1,377,780 shares of our Class A common stock, for de minimis net proceeds.
February 2023 Form S-1

On February 3, 2023, we filed a Registration Statement on Form S-1 (the "February 2023 S-1") seeking to register the public offering of up to $8.0 million in units, which has not yet become effective as of the date of this Quarterly Report on Form 10-Q. We can provide no assurances as to whether the February 2023 S-1 will become effective, or whether we will undertake this public offering following the filing of this Quarterly Report on Form 10-Q.
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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of our Class A common stock is as follows (in thousands, except per share amounts):

	Three months ended March 31,
(in thousands, except per share data)	2023	2022
Numerator:
Net loss	$(10,248)	$(18,749)
Less: Net loss attributable to non-controlling interests	(54)	(3,417)
Net loss attributable to Class A common stockholders	$(10,194)	$(15,332)
Denominator:
Weighted average shares of Class A common stock outstanding*	15,986	4,509
Net loss per share of Class A common stock - basic and diluted*	$(0.64)	$(3.40)

*After giving effect to the one-for-20 2022 Reverse Stock Split effective August 9, 2022.
For the three months ended March 31, 2023 and 2022, respectively, shares of Class B common stock, and stock options and warrants to purchase Class A common stock were excluded from the weighted-average in the computation of diluted net loss per share of Class A common stock because the effect would have been anti-dilutive.
Shares of our Class B common stock do not share in our earnings or losses and are therefore not participating securities. As such, separate calculations of basic and diluted net loss per share for each of our Class B common stock under the two-class method have not been presented for the three months ended March 31, 2022. As of December 31, 2022, all Common Units of the Operating Company and Class B common stock had been exchanged for Class A common stock, and we owned 100.0% of the economic interests in the Operating Company.
NOTE 10. COMPENSATION PLANS
Amended and Restated 2019 Equity Incentive Plan
In April 2019, we adopted the 2019 Equity Incentive Plan (the “2019 Plan”). In August 2021, we adopted, and our shareholders approved, the Amended and Restated 2019 Equity Incentive Plan (the "Amended 2019 Plan"), which amends and restates the 2019 Plan in its entirety. At our 2022 Annual Meeting of Stockholders on August 4, 2022, stockholders approved the Second Amended and Restated 2019 Equity Incentive Plan (the "Second Amended 2019 Plan") which, among other things, increased the number of shares of Class A common stock authorized for issuance under the Amended 2019 Plan. Following the effect of the -one-for-20 Reverse Stock Split, the total number of shares of Class A common stock authorized for issuance is 1,100,000 shares.
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
On April 26, 2023, the Board, subject to stockholder approval at the 2023 Annual Meeting, approved a third amendment and restatement of the 2019 Plan (the "Third Amended Plan"). If approved at the 2023 Annual Meeting, the Third Amended Plan would, among other things, increase the number of shares of Class A common stock authorized for issuance under the Second Amended 2019 Plan by 2,098,627 shares to an aggregate of 3,198,627 shares. For additional information about the Third Amended Plan, please see the Company's Definitive Proxy Statement filed with the SEC on April 27, 2023.
Equity-Based Compensation Expense
Equity-based compensation expense is included within "salaries, benefits and payroll taxes" in our condensed consolidated statements of operations and comprehensive loss. We recognized equity-based compensation expense as follows:

	For the three months ended March 31,
(in thousands)	2023	2022
Stock options - Class A common stock	$50	$674
Restricted shares - Class A common stock	155	188
Restricted stock units (RSUs) - Class A common stock	—	11
Total equity-based compensation expense	$205	$873
Total remaining unrecognized compensation expense as of March 31, 2023 was as follows:

	Remaining Unrecognized Compensation Expense March 31, 2023	Weighted Average Period over which Remaining Unrecognized Compensation Expense is Expected to be Recognized
	(in thousands)	(in years)
Stock options - Class A common stock	$148	1.6
Restricted shares - Class A common stock	128	1.5
Total remaining unrecognized compensation expense	$276
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
During the three months ended March 31, 2023 and 2022, respectively, management performed an assessment of the realizability of our deferred tax assets based upon which management determined that it is not more likely than not that the results of operations will generate sufficient taxable income to realize portions of the net operating loss benefits. Consequently, we established a full valuation allowance against our deferred tax assets and reflected a carrying balance of $0 as of March 31, 2023 and December 31, 2022, respectively. In the event that management determines that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance will be made, which would reduce the provision for income taxes.
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

Uncertain Tax Positions

For the three months ended March 31, 2023 and 2022, we did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties. The Company is subject to audit examination for federal and state purposes for the years 2018 – 2021.

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

As noted above, we evaluated the realizability of the deferred tax assets resulting from the IPO and the related transactions completed in April 2019 and established a full valuation allowance against those benefits. As a result, we determined that the amount or timing of payments to noncontrolling interest holders under the TRA are no longer probable or reasonably estimable. Based on this assessment, our TRA liability was $0 as of March 31, 2023 and December 31, 2022, respectively.

If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, we will record a liability related to the TRA, which would be recognized as expense within our consolidated statements of operations and comprehensive (loss) income.
During the three months ended March 31, 2023 and 2022, we did not make any payments, inclusive of interest, to members of the Operating Company pursuant to the TRA.
NOTE 12. SEGMENT REPORTING
We define our segments as those operations whose results are regularly reviewed by our CODM to analyze performance and allocate resources. Therefore, segment information is prepared on the same basis that management reviews financial information for operational decision-making purposes. Our CODM is a committee comprised of our CEO and our CFO.

We determined we had two operating segments as of March 31, 2023, which are the same as our reportable segments: (1) Consumer Goods and (2) Industrial Goods. These operating segments align with how we manage our business as of the first quarter of 2023. The accounting policies of the reportable segments are the same as those described in "Note 2 - Summary of Significant Accounting Policies."
The Consumer Goods segment focuses on serving consumers across wholesale, retail and e-commerce operations—through both our proprietary Greenlane Brands, including Eyce, DaVinci, Groove, Marley Natural, Keith Haring and Higher Standards, as well as lifestyle products and accessories from leading brands, such as Storz and Bickel, PAX, and many more. The Consumer Goods segment forms a central part of our growth strategy, especially as it relates to scaling our own portfolio of higher-margin Greenlane Brands.
The Industrial Goods segment focuses on serving the premier brands, operators, and retailers through our wholesale operations by providing ancillary products essential to their growth, such as customizable packaging and supply products, which includes our vaporization solutions offering including CCELL branded products.
Our CODM allocates resources to, and assesses the performance of, our two operating segments based on the operating segments' net sales and gross profit. The following table sets forth information by reportable segment for the three months ended March 31, 2023 and 2022, respectively. There were no material intersegment sales during the three months ended March 31, 2023 and 2022.

	For the three months ended March 31, 2023			For the three months ended March 31, 2022
(in thousands)	Consumer Goods	Industrial Goods	Total	Consumer Goods	Industrial Goods	Total
Net sales	$7,810	$16,149	$23,959	$17,141	$29,393	$46,534
Cost of sales	5,523	12,917	18,440	14,319	26,247	40,566
Gross profit	$2,287	$3,232	$5,519	$2,822	$3,146	$5,968
The following table sets forth specific asset categories which are reviewed by our CODM in the evaluation of operating segments:

	As of March 31, 2023			As of December 31, 2022
(in thousands)	Consumer Goods	Industrial Goods	Total	Consumer Goods	Industrial Goods	Total
Accounts receivable, net	$944	$6,912	$7,856	$967	$5,501	$6,468
Inventories, net	$20,688	$16,355	$37,043	$19,259	$21,384	$40,643
Vendor deposits	$3,456	$1,843	$5,299	$3,269	$3,027	$6,296

NOTE 13. SUBSEQUENT EVENTS

Amendment to Second Amended and Restated Bylaws

On April 11, 2023, the Board approved an amendment (the “Bylaw Amendment”) to the Second Amended and Restated Bylaws of the Company (the “Bylaws”), effective as of April 11, 2023. The Bylaw Amendment amended and restated Article I, Section 1.6 of the Bylaws in their entirety to lower the number of holders of the shares entitled to vote at a meeting of stockholders constituting a quorum, in person or by proxy, from a majority to one-third. Additional information about the Bylaw Amendment can be found in the Company's Current Report on Form 8-K filed with the SEC on April 12, 2023.

Proposed 2023 Reverse Stock Split

On April 11, 2023, the Board unanimously approved and declared advisable, and recommended that our stockholders (including holders of Series A Preferred Stock, as discussed below) approve at our annual meeting of stockholders the adoption of the 2023 Amendment to effect a reverse stock split of our Common Stock at any whole number between, and inclusive of, one-for-five to one-for-fifteen. Approval of the Proposed 2023 Reverse Stock Split at the 2023 Annual Meeting will grant the Board the authority, but not the obligation, to file the 2023 Amendment to effect the Proposed 2023 Reverse Stock Split no later than November 20, 2023, with the exact ratio and timing of the Proposed 2023 Reverse Stock Split to be determined at the discretion of the Board. The exact split ratio selected by the Board will be publicly announced prior to the effectiveness of the Proposed 2023 Reserve Stock Split. For additional information about the 2023 Annual Meeting and the Proposed 2023 Reverse Stock Split, please see the Company's Definitive Proxy Statement filed with the SEC on April 27, 2023.

Issuance of Series A Preferred Stock

In connection with the Proposed 2023 Reverse Stock Split, on April 26, 2023, the Board declared a dividend of one one-thousandth (1/1,000th) of a share of Series A Preferred Stock for each outstanding share of Class A common stock to holders of record of Class A common stock as of 5:00 p.m. Eastern Time on April 26, 2023. The holders of Series A Preferred Stock have 1,000,000 votes per whole share of Series A Preferred Stock (i.e., 1,000 votes per one one-thousandth of a share of Series A Preferred Stock) and are entitled to vote with the holders of Class A common stock, together as a single class, on the proposal to approve the 2023 Amendment in connection with the Proposed 2023 Reverse Split Proposal and to vote on a proposal to adjourn the annual meeting under certain circumstances, but holders of Series A Preferred Stock are otherwise not entitled to vote on the other proposals being presented at 2023 Annual Meeting. Holders of Series A Preferred Stock are not entitled to receive dividends of any kind and such shares are subject to redemption no later than the time the Proposed 2023 Reverse Stock Split is approved by our stockholders. For additional information about the Series A Preferred Stock and the 2023 Annual Meeting, please see the Company's Form 8-A filed with the SEC on April 26, 2023 and the Company's Definitive Proxy Statement filed with the SEC on April 27, 2023.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of Greenlane Holdings, Inc. and its consolidated subsidiaries (“Greenlane” and, collectively with the Operating Company and its consolidated subsidiaries, the “Company”, "we", "us" and "our") for the quarterly period ended March 31, 2023 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and related notes of Greenlane Holdings, Inc. for the year ended December 31, 2022, which are included in our Annual Report on Form 10-K.
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
Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Factors that might cause such a difference include those discussed in our filings with the SEC, under the heading "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "2022 Annual Report") and in other documents that we file from time to time with the Securities and Exchange Commission (the "SEC").
Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances, or achievements expressed or implied by the forward-looking statements. These risks include, but are not limited to, those listed below and those discussed in greater detail in Part I, Item 1A of the 2022 Annual Report under the heading “Risk Factors."

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
•our exposure to potential various claims, lawsuits, and administrative proceedings;
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

We have been developing a world-class portfolio of our own proprietary brands (the "Greenlane Brands") that we believe will, over time, deliver higher margins and create long-term value for our customers and shareholders. Our wholly-owned Greenlane Brands includes our recently launched a more affordable product line – Groove, innovative silicone pipes and accessories – Eyce, best-in-class premium vaporizer brand – DaVinci, premium smoke shop and ancillary product brand – Higher Standards, and child-resistant packaging brand - Pollen Gear. We also have category exclusive licenses for the premium Marley Natural branded products, as well as the K.Haring Glass Collection.

The Greenlane Brands, along with a curated set of third-party products, are offered to customers through our proprietary, owned and operated e-commerce platforms which include Vapor.com, Vaposhop.com, DaVinciVaporizer.com, PuffItUp.com, HigherStandards.com, EyceMolds.com and MarleyNaturalShop.com. These platforms allow us to reach customers directly with helpful resources and a seamless purchasing experience.

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

We manage our business in two different, but complementary, business segments. The first is the Consumer Goods segment, which focuses on serving consumers across wholesale, retail and e-commerce operations—offering both our Greenlane Brands as well as ancillary products and accessories from select leading third-party brands, such as Storz and Bickel, Grenco Science, PAX, Cookies and more. This segment forms a central part of our growth strategy, especially as it relates to scaling our own portfolio of higher-margin proprietary owned brands. In addition to our Consumer Goods segment, we have our Industrial Goods segment, which focuses on serving Cannabis Operators by providing ancillary products essential to their daily operations and growth, such as packaging and vaporization solutions, including our Greenlane Brand Pollen Gear. Refer to "Note 12— Segment Reporting" within Item 1 to this Quarterly Report on Form 10-Q for additional information on our reportable segments.

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

In April 2023, we successfully entered into two strategic partnerships which management believes will help significantly reduce our overall cost structure, enhance our margins and further support our facilities consolidation initiatives while also servicing and providing solutions to our customers. First, we entered into a strategic partnership (the “MJ Packaging Partnership”) with A&A Global Imports d/b/a MarijuanaPackaging.com (“MJ Pack”), a leading provider of packaging solutions to the cannabis industry. As part of the MJ Packaging Partnership, we will no longer purchase additional packaging inventory and MJ Pack will become our strategic partner to continue providing and enhancing packaging solutions for our customers. As a result of the MJ Packaging Partnership, we are no longer seeking a purchaser for our packaging division. Second, we entered into a strategic partnership with an affiliate of one our existing vape suppliers (“Vape Partner”) to service certain key customers with vaporizer goods and services (the “Vape Partnership”). As part of the Vape Partnership, we will introduce our Vape Partner to to certain key customers, assist with the promotion and the sale of certain vaporizer goods and services, and help coordinate the logistics, storage and distribution of such vaporizer products. If our Vape Partner and key customer(s) enter into a direct relationship, the customers would directly purchase vaporizer goods and services, which we currently sell them, directly from our Vape Partner and we would no longer need to purchase such vape inventory on behalf of such key customer(s). In exchange we would earn quarterly and annual commission payments from our strategic partners. While the strategic partnerships may result in a decrease in top line revenue for these packaging and vape products these partnerships combined with some of our other restructuring initiatives, should allow us to reduce our overall cost-structure and enhance our margins, and convert millions of dollars of existing inventory back into cash, thereby improving our balance sheet.

We have successfully renegotiated supplier partnership terms and are continuing to improve working capital arrangements with suppliers. We have made progress consolidating and streamlining our office, warehouse, and distribution operations footprint. We reduced our salaries, benefits and payroll taxes expenses by approximately 46.6%, for the three months ended March 31, 2023, compared to the same period for 2022 to reduce costs.

Finally, we are actively selling our excess & obsolete (“E&O”) inventory of lower-margin, non-strategic products, along with reducing our overall level of inventory on hand. In May 2022, we commenced our official E&O sales program internally and have since sold more than $5.8 million of previously reserved E&O inventory. Our management anticipates that the proceeds from these E&O sales, combined with a general sell-down of other non-core third-party brand inventory, will generate more than $10.0 million in liquidity.

Management believes that our various strategic initiatives will reduce costs, help accelerate the our path to profitability, help support the growth of the business, and allow us to reinvest capital into our highest margin product lines, such as our Greenlane Brands, launch new products such as our Groove product line, and improve our e-commerce and B2B technological platforms.

Notwithstanding the liquidity plans discussed above, we were required to obtain additional capital through the sale of Class A common stock and warrants in a public offering that closed in October 2022 and filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in February 2023 seeking to register the offering of up to $8 million in units, which has not yet become effective. The October 2022 Offering was completed and the February 2023 Form S-1 was filed, in order to meet short term funding needs, and we are still seeking to execute our strategic and other liquidity initiatives.

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

2022 Reverse Stock Split

On August 4, 2022, we filed a Certificate of Amendment (the “Certificate of Amendment”) to our amended and restated certificate of incorporation with the Secretary of State of the State of Delaware, which effected a one-for-20 reverse stock split (the “2022 Reverse Stock Split”) of our issued and outstanding shares of Class A common stock and Class B common stock (collectively, the “Common Stock”) at 5:01 PM Eastern Time on August 9, 2022. As a result of the 2022 Reverse Stock Split, every 20 shares of Common Stock issued and outstanding were converted into one share of Common Stock. We paid cash in lieu of fractional shares, and accordingly, no fractional shares were issued in connection with the 2022 Reverse Stock Split.

The 2022 Reverse Stock Split did not change the par value of the Common Stock or the authorized number of shares of Common Stock. All outstanding options, restricted stock awards, warrants and other securities entitling their holders to purchase or otherwise receive shares of our Common Stock have been adjusted as a result of the Reverse Stock Split, as required by the terms of each security. The number of shares available to be awarded under our Second Amended and Restated 2019 Equity Incentive Plan have also been appropriately adjusted. See "Note 10 — Compensation Plans" for more information.

All share and per share amounts in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 have been retroactively adjusted for all periods presented to give effect to the 2022 Reverse Stock Split.

Proposed 2023 Reverse Stock Split

On April 11, 2023, the Board unanimously approved and declared advisable, and recommended that our stockholders (including holders of Series A Preferred Stock) approve at the 2023 Annual Meeting the adoption of the 2023 Amendment to effect a reverse stock split of our Common Stock at any whole number between, and inclusive of, one-for-five to one-for-fifteen. Approval of the Proposed 2023 Reverse Stock Split the 2023 Annual Meeting will grant the Board the authority, but not the obligation, to file the 2023 Amendment to effect the Proposed 2023 Reverse Stock Split no later than November 20, 2023, with the exact ratio and timing of the Proposed 2023 Reverse Stock Split to be determined at the discretion of the Board. The exact split ratio selected by the Board will be publicly announced prior to the effectiveness of the Proposed 2023 Reserve Stock Split. For additional information about the 2023 Annual Meeting and the Proposed 2023 Reverse Stock Split, please see the Company's Definitive Proxy Statement filed with the SEC on April 27, 2023.

Results of Operations

The following table presents operating results for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
			% of Net sales		Change
	2023	2022	2023	2022	$	%
Net sales	$23,959	$46,534	100.0%	100.0%	$(22,575)	(48.5)%
Cost of sales	18,440	40,566	77.0%	87.2%	(22,126)	(54.5)%
Gross profit	5,519	5,968	23.0%	12.8%	(449)	(7.5)%

Operating expenses:
Salaries, benefits and payroll taxes	5,370	10,061	22.4%	21.6%	(4,691)	(46.6)%
General and administrative	7,677	11,715	32.0%	25.2%	(4,038)	(34.5)%
Depreciation and amortization	1,992	2,403	8.3%	5.2%	(411)	(17.1)%
Total operating expenses	15,039	24,179	62.7%	52.0%	(9,140)	(37.8)%
Loss from operations	(9,520)	(18,211)	(39.7)%	(39.1)%	8,691	(47.7)%

Other income (expense), net:
Interest expense	(815)	(406)	(3.4)%	(0.9)%	(409)	100.7%
Other income (expense), net	88	(54)	0.4%	(0.1)%	142	(263.0)%
Total other expense, net	(727)	(460)	(3.0)%	(1.0)%	(267)	*
Loss before income taxes	(10,247)	(18,671)	(42.7)%	(40.2)%	8,424	(45.1)%
Provision for (benefit from) income taxes	1	78	—%	0.2%	(77)	(98.7)%
Net loss	(10,248)	(18,749)	(42.7)%	(40.4)%	8,501	(45.3)%
Net loss attributable to non-controlling interest	(54)	(3,417)	(0.2)%	(7.3)%	3,363	(98.4)%
Net loss attributable to Greenlane Holdings, Inc.	$(10,194)	$(15,332)	(42.5)%	(32.9)%	$5,138	(33.5)%
*Not meaningful

Consolidated Results of Operations
Net Sales
For the three months ended March 31, 2023, net sales were approximately $24.0 million, compared to approximately $46.5 million for the same period in 2022, representing a decrease of $22.6 million, or 48.5%. Industrial segment decreased 44% and Consumer segment decreased 55%. The year-over-year decrease in net sales was due to a major restructuring effort and shift in strategy to focus on in-house brands that carry a higher margin profile while rationalizing out third-party brand offerings, which generated top line revenue with lower margins. The Company is focused on profitable revenue and as a result top line revenue has significantly been reduced. Net sales were also affected by the sale of the Company's minority interest in the Vibes brand during 2022 and the Company's announcement of its intention to sell its packaging business, which adversely affected sales. Concurrently, the Company has focused on right-sizing the business during the fiscal year ended December 31, 2022 to reduce sales and marketing costs and reduce or eliminate certain administrative functions.
Cost of Sales and Gross Margin

For the three months ended March 31, 2023, cost of sales decreased by $22.1 million, or 54.5%, as compared to the same period in 2022. The decrease in the cost of sales is driven by the 48.5% decrease in revenue in addition to a $5.8 million decrease in damaged and obsolete inventory write-offs.

Gross margin increased to 23.0% for the three months ended March 31, 2023, compared to gross margin of 13% for the same period in 2022. Excluding inventory write-offs of damaged and obsolete inventory for the three months ended March 31, 2022 of $5.8 million compared to $0 for three months ended March 31, 2023 gross margins decreased 2.3% to 23.0% for the three months ended March 31, 2023, compared to 25.3% for the same period in 2022.

Salaries, Benefits and Payroll Taxes
Salaries, benefits and payroll taxes expenses decreased by approximately $4.7 million, or 46.6%, to $5.4 million for the three months ended March 31, 2023, compared to $10.1 million for the same period in 2022. The decrease is related to the reduction in workforce since the beginning of 2022 to right-size the business and focus on profitability.
As we continue to closely monitor the evolving business landscape, we remain focused on identifying cost-saving opportunities while delivering on our strategy to recruit, train, promote and retain the most talented and success-driven personnel in the industry.
General and Administrative Expenses
General and administrative expenses decreased by approximately $4.0 million, or 34.5%, for the three months ended March 31, 2023, compared to the same period in 2022. The decrease is related to major restructuring effort by the Company to reduce cost and right-size the business. Compared with the first quarter of 2022, the Company experienced decreases in professional and outside services by $2.2 million, facility expenses by $1.4 million, outbound freight by $0.7 million, other G&A by $0.6 million, marketing by $0.3 million, taxes and licenses by $0.3 million, and general insurance by $0.2 million; offset partially by an increase in software expense $0.2 million and bad debt expense of $1.5 million related to a reversal of $1.8 million VAT liability reserve due to an indemnification receivable recorded during the three months ended March 31, 2022. Excluding the reversal of the $1.8 million reserve allowance, general and administrative expenses decreased $5.7 million or 50% for the three months ended March 31, 2023 compared to the prior year comparable period.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $0.4 million, or 17.1%, for the three months ended March 31, 2023, compared to the same period in 2022. The decrease is related to a major restructuring effort to reduce cost and right-size the business resulting in the sale and disposal of assets related to reducing our warehousing and office footprint.
Other Income (Expense), Net
Interest expense.
Interest expense increased approximately $0.4 million for the three months ended March 31, 2023 compared to the same period in 2022. The increase is primarily related to the new Asset-Based Loan the Company closed during Q3 2022.
Other expense, net.
Other income (expense), net, improved by approximately $0.1 million for the three months ended March 31, 2023, compared to the same period in 2022. The change is primarily due a loss related to the change in fair value of equity investment of $0.3 million recorded during the three months ended March 31, 2022.
Segment Operating Performance
Following the completion of the KushCo merger in late August 2021, we reassessed our operating segments based on our new organizational structure. Based on this assessment, we determined we had two operating segments as of December 31, 2021, which are the same as our reportable segments: (1) Consumer Goods, which largely comprises Greenlane's legacy operations across the United States, Canada, and Europe, and (2) Industrial Goods, which largely comprises KushCo's legacy operations. These changes in operating segments align with how we manage our business as of the first quarter of 2023.
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

The Industrial Goods segment focuses on serving the premier cannabis brands, operators, and retailers through our wholesale operations by providing ancillary products essential to their growth, such as customizable packaging and supply products, which includes our Greenlane Brand Pollen Gear and vaporization solutions offering, which includes CCELL branded products.
Our CODM allocates resources to and assesses the performance of our two operating segments based on the operating segments' net sales and gross profit. The following table sets forth information by reportable segment for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
			% of Total Net sales		Change
	2023	2022	2023	2022	$	%
Net sales:
Consumer Goods	$7,810	$17,141	32.6%	36.8%	$(9,331)	(54.4)%
Industrial Goods	16,149	29,393	67.4%	63.2%	(13,244)	(45.1)%
Total net sales	$23,959	$46,534	100.0%	100.0%	$(22,575)	(48.5)%

			% of Segment Net sales		Change
Cost of sales:	2023	2022	2023	2022	$	%
Consumer Goods	$5,523	$14,319	70.7%	83.5%	$(8,796)	(61.4)%
Industrial Goods	12,917	26,247	80.0%	89.3%	(13,330)	(50.8)%
Total cost of sales	$18,440	$40,566

Gross profit:
Consumer Goods	$2,287	$2,822	29.3%	16.5%	$(535)	(19.0)%
Industrial Goods	3,232	3,146	20.0%	10.7%	86	2.7%
Total gross profit	$5,519	$5,968
Consumer Goods
For the three months ended March 31, 2023, our Consumer Goods operating segment reported net sales of approximately $7.8 million compared to approximately $17.1 million for the same period in 2022, representing a decrease of $9.3 million or 54.4%. The year-over-year decrease was due to a major restructuring effort by the company to right-size the business during fiscal year 2022 to reduce sales and marketing costs to align with gross profit, sale of the Company's minority interest in Vibes brand and a major shift in strategy to focus on in-house brands that have a higher margin profile and rationalized third-party brand offering generating top line revenue with lower margins.
For the three months ended March 31, 2023, the cost of sales decreased by $8.8 million, or 61.4%, as compared to the same period in 2022. The decrease in the cost of sales was primarily due to the 54.4% decrease in the net sales of Consumer Goods.

The gross margin decreased to 29.3% for the three months ended March 31, 2023, compared to a gross margin of approximately 16.5% for the same period in 2022. Excluding damaged and obsolete charges of $1.9 million for the three months ended March 31, 2022, the gross margin was approximately 27.4% for the three months ended March 31, 2022, compared to a gross margin of approximately 29.3%, for the three months ended March 31, 2023.
Industrial Goods
For the three months ended March 31, 2023, our Industrial Goods operating segment reported net sales of approximately $16.1 million compared to approximately $29.4 million for the same period in 2022, representing a decrease of $13.2 million or 45.1%. The year-over-year decrease was due to a major restructuring effort by the company to rightsize the business during fiscal year 2022 to reduce the sales and marketing costs to align with the gross profit and the announcement to sell the Company's packaging business interrupting sales.
For the three months ended March 31, 2023, the cost of sales increased by $13.3 million, or 50.8%, as compared to the same period in 2022. The decrease in the cost of sales was primarily due to the 45.1% decrease in the net sales of the Industrial Goods.

The gross margin was approximately 20.0% for the three months ended March 31, 2023, compared to a gross margin of approximately 10.7% for the same period in 2022. Excluding damaged and obsolete charges of $5.8 million for the three months ended March 31, 2022, the gross margin was approximately 25.3% for the three months ended March 31, 2022, compared to a gross margin of approximately 20% for the three months ended March 31, 2023.

Net Sales by Geographic Regions

	Three Months Ended March 31,
			% of Net sales		Change
	2023	2022	2023	2022	$	%
Net sales:
United States	$22,392	$42,991	93.5%	92.4%	$(20,599)	(47.9)%
Canada	$306	$1,855	1.3%	4.0%	(1,549)	(83.5)%
Europe	$1,261	$1,688	5.2%	3.6%	(427)	(25.3)%
Total net sales	$23,959	$46,534	100.0%	100.0%	$(22,575)	(48.5)%
United States

For the three months ended March 31, 2023, our net sales in the United States was approximately $22.4 million, compared to approximately $43.0 million for the same period in 2022, representing a decrease of $20.6 million, or 47.9%. The year-over-year decrease in net sales was due to a major restructuring effort and shift in strategy to focus on in-house brands that carry a higher margin profile while rationalizing out third-party brand offerings which generated top line revenue with lower margins. The Company is focused on profitable revenue and as a result top line revenue has significantly been reduced. Net sales were also affected by the sale of the Company's minority interest in the Vibes brand during 2022 and the Company's announcement of its intention to sell its packaging business, which adversely affected sales. Concurrently, the Company has focused on right-sizing the business during the fiscal year ended December 31, 2022 to reduce sales and marketing costs and to reduce or eliminate certain administrative functions.
Canada
For the three months ended March 31, 2023, our Canadian net sales were approximately $0.3 million, compared to approximately $1.9 million for the same period in 2022, representing a decrease of $1.5 million, or 83.5%. The decrease is related to a reduction in sales and marketing spend. The company is currently evaluating distribution and sales channels into Canada.
Europe

For the three months ended March 31, 2023, our European net sales were approximately $1.3 million, compared to approximately $1.7 million for the same period in 2022, representing a decrease of $0.4 million or 25.3%. The decrease in net sales was due primarily to major restructuring efforts to improve the profitability of our European operations.
Liquidity and Capital Resources
We believe that our cash on hand, combined with cash from operations and our ability to access the capital markets, will be sufficient to fund our working capital and capital expenditure requirements, as well as our debt repayments and other liquidity requirements associated with our existing operations, for at least the next 12 months.
Our primary requirements for liquidity and capital are working capital, debt service related to recent acquisitions and general corporate needs. Our primary sources of liquidity are our cash on hand and the cash flow that we generate from our operations, as well as proceeds from our ATM Program (as defined below). As of March 31, 2023, we had approximately $5.9 million of cash, of which $0.4 million was held in foreign bank accounts, and approximately $25.7 million of working capital, which is calculated as total current assets minus total current liabilities, as compared to approximately $6.5 million of cash, of which $0.8 million was held in foreign bank accounts, and approximately $41.0 million of working capital as of December 31, 2022. The repatriation of cash balances from our foreign subsidiaries could have adverse tax impacts or be subject to capital controls; however, these balances are generally available to fund the ordinary business operations of our foreign subsidiaries without legal or other restrictions.
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
On March 31, 2022, the date on which our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "2021 Annual Report") was filed with the SEC, the Shelf Registration Statement became subject to the offering limits set forth in Instruction I.B.6 because our public float was less than $75 million. For so long as our public float is less than $75 million, the aggregate market value of securities sold by us under the Shelf Registration Statement (including our ATM Program) pursuant to Instruction I.B.6 during any 12 consecutive months may not exceed one-third of our public float. Since the launch of the ATM program in August 2021 and through December 31, 2022, we sold shares of our Class A common stock which generated gross proceeds of approximately $12.7 million and we paid fees to the sales agent of approximately $0.4 million. In light of our low cash position, we have been forced to sell stock under our ATM program at prices that may not otherwise be attractive and are dilutive. We have sold $2.2 million in securities pursuant to Instruction I.B.6 in the 12 calendar months preceding the date of filing of this Quarterly Report on Form 10-Q. Following the completion of the June 2022 Offering (as defined below) we are unable to issue additional shares of Class A common stock pursuant to the ATM Program or otherwise use the Shelf Registration Statement for a period of time due to the restrictions under Instruction I.B.6 to Form S-3, which will limit our liquidity options in the capital markets for a period of time.
On February 3, 2023, we filed a Registration Statement on Form S-1 (the "February 2023 S-1") seeking to register the public offering of up to $8.0 million in units, which has not yet become effective. We can provide no assurances as to whether the February 2023 S-1 will become effective, or whether we will undertake this public offering following the filing of this Quarterly Report on Form 10-Q.

On February 16, 2023, two of our wholly owned subsidiaries, Warehouse Goods LLC and Kim International LLC, entered into an agreement with a third-party institutional investor pursuant to which the investor purchased, for approximately $4.9 million in cash, an economic participation interest, at a discount, in all of our rights to payment from the United States Internal Revenue Service with respect to the employee retention credits filed by us under the Employee Retention Credit program.

Our opinions concerning liquidity are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity could be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on terms favorable to us, or at all.

As of March 31, 2023, we did not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.
Cash Flows
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash provided by (used in) operating activities	$1,883	$(12,023)
Net cash used in investing activities	(176)	(709)
Net cash provided by (used in) financing activities	(8,189)	5,674
Net Cash Provided by (Used) in Operating Activities
During the three months ended March 31, 2023, net cash provided by operating activities of approximately $1.9 million consisted of (i) net loss of $10.2 million, offset by non-cash adjustments to net loss of approximately $2.4 million, including depreciation and amortization expense of approximately $2.0 million and stock based compensation expense of $0.2 million, and (ii) a $9.7 million decrease in working capital primarily driven by decreases in inventories, vendor deposits and other current assets of approximately $9.0 million, including cash collections of approximately $4.9 million related to ERC sales, and increases in accounts payable and accrued expenses of approximately $2.9 million, offset partially by a $1.4 million increase in accounts receivable and a $0.8 million decrease in customer deposits.
During the three months ended March 31, 2022, net cash used in operating activities of approximately $12.0 million consisted of (i) net loss of $18.7 million, offset by non-cash adjustments to net loss of approximately $1.8 million, including depreciation and amortization expense of approximately $2.4 million, stock-based compensation expense of approximately $0.9 million, and an offsetting reversal on the allowance of an indemnification receivable of approximately $1.8 million, and (ii) a $4.9 million decrease in working capital primarily driven by increases in accounts payable, accrued expenses and decreases in vendor deposits aggregating to approximately $16.6 million, offset by increases in accounts receivable, inventories, other current assets, and decreases in customer deposits aggregating to approximately $11.7 million.
Net Cash Used in Investing Activities
During the three months ended March 31, 2023, net cash used in investing activities of approximately $0.2 million consisted primarily of capital expenditures.
During the three months ended March 31, 2022, net cash used in investing activities of approximately $0.7 million largely consisted of capital expenditures, including development costs for our new ERP system.
Net Cash Provided by (Used in) Financing Activities
During the three months ended March 31, 2023, net cash used in financing activities of approximately $8.2 million consisted of repayments of the Asset-Based Loan of approximately $6.5 million, payments on the Eyce and DaVinci promissory notes of approximately $0.9 million, and Asset-Based Loan costs incurred of approximately $0.8 million.
During the three months ended March 31, 2022, net cash provided by financing activities of approximately $5.7 million primarily consisted of cash proceeds of approximately $6.8 million from the issuance of Class A common stock through our ATM Program, offset primarily by approximately $1.0 million in payments on notes payable, finance lease obligations and other long-term liabilities.
Critical Accounting Policies and Estimates

See Part II, Item 7, "Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2022.
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

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described in Item 9A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2022, which have not yet been remediated as of March 31, 2023.

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

There were no other changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, see Note 7 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

As of March 31, 2023, there have been no material changes from the risk factors previously disclosed in response to “Part I – Item 1A. ‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Amendment to the Second Amended and Restated Bylaws of Greenlane Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to Greenlane's Current Report on Form 8-K, filed on April 12, 2023).
3.2	Certificate of Designation of the Series A Preferred Stock (Incorporated by reference to Exhibit 3.2 to Greenlane's Current Report on Form 8-K, filed on April 12, 2023).
10.1*	Amendment No. 2, dated as of February 9, 2023, to Loan and Security Agreement, by and between Greenlane Holdings, Inc, the subsidiaries of Greenlane Holdings, Inc. named therein as guarantors, the parties thereto from time to time as Lenders, and WhiteHawk Capital Partners LP, as the agent for the Lenders.
10.2*†	Risk Participation of ERC Claim Agreement, dated as of February 16, 2023.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders’ Equity, and (iv) Condensed Consolidated Statements of Cash Flows. The instance document does not appear in the Interactive Data File because its XBRL tags are imbedded within the Inline XBRL document.

104*	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL.
______________________________________________
*    Filed herewith.
†    Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREENLANE HOLDINGS, INC.

Date: May 15, 2023	By:	/s/ Lana Reeve
Lana Reeve Chief Financial and Legal Officer (Principal Financial and Accounting Officer)