Form 10-Q/A
period 2023-03-31
Greenlane Holdings, Inc.
filed 2023-05-16
CIK 1743745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No 1)
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

EXPLANATORY NOTE

Greenlane Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q (“Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, as filed with the Securities Exchange Commission on May 15, 2023 (the “Original Form 10-Q”) solely for the purpose of filing revised certifications by the Company’s principal executive officer and principal financial officer as Exhibit 31.1, Exhibit 31.2, Exhibit 32.1 respectively, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “302 Certifications”). Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (the “906 Certifications”).

Except for the revisions in the Section 302 and 906 Certifications filed with this Amendment No. 1, this Amendment No. 1 speaks as of the original filing date and does not reflect events occurring after the Original Form 10-Q or modify or update disclosures that may be affected by subsequent events. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Original Form 10-Q.

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

GREENLANE HOLDINGS, INC.

Date: May 16, 2023	By:	/s/ Lana Reeve
Lana Reeve Chief Financial and Legal Officer (Principal Financial and Accounting Officer)