Form 10-Q
period 2023-06-30
Greenlane Holdings, Inc.
filed 2023-08-14
CIK 1743745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of August 14, 2023, Greenlane Holdings, Inc. had 2,656,211 shares of Class A common stock outstanding.

Greenlane Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2023

PART I
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share amounts)

	June 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Current assets
Cash	$4,651	$6,458
Restricted cash	—	5,718
Accounts receivable, net of allowance of $4,529 and $4,826 at June 30, 2023 and December 31, 2022, respectively	3,089	6,468
Inventories, net	29,840	40,643
Vendor deposits	5,013	6,296
Other current assets	6,893	11,120
Total current assets	49,486	76,703

Property and equipment, net	10,323	11,062
Intangible assets, net	46,630	49,268
Operating lease right-of-use assets	2,505	3,442
Other assets	5,539	5,578
Total assets	$114,483	$146,053

LIABILITIES
Current liabilities
Accounts payable	$17,166	$14,953
Accrued expenses and other current liabilities (Note 8)	11,718	11,882
Customer deposits	2,938	3,983
Current portion of notes payable	2,334	3,185
Current portion of operating leases	1,005	1,528
Current portion of finance leases	128	128
Total current liabilities	35,289	35,659

Notes payable, less current portion and debt issuance costs, net	2,591	13,040
Operating leases, less current portion	1,473	1,887
Finance leases, less current portion	—	29
Other liabilities	80	79
Total long-term liabilities	4,144	15,035
Total liabilities	39,433	50,694

Commitments and contingencies (Note 7)

STOCKHOLDERS’ EQUITY*
Preferred stock, $0.0001 par value, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share, 600,000 shares authorized; 1,598 shares issued and outstanding as of June 30, 2023; 1,599 shares issued and outstanding as of December 31, 2022*	15	15
Class B common stock, $0.0001 par value per share, 30,000 shares authorized; 0 shares issued and outstanding as of June 30, 2023; 0 shares issued and outstanding as of December 31, 2022*	—	—
Additional paid-in capital*	266,912	266,653
Accumulated deficit	(192,092)	(171,365)
Accumulated other comprehensive income	260	55
Total stockholders’ equity attributable to Greenlane Holdings, Inc.	75,095	95,358
Non-controlling interest	(45)	1
Total stockholders’ equity	75,050	95,359
Total liabilities and stockholders’ equity	$114,483	$146,053
*After giving effect to the Reverse Stock Splits - See Note 9 - Stockholders' Equity.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net sales	$19,625	$39,916	$43,584	$86,450
Cost of sales	15,051	31,817	33,491	72,383
Gross profit	4,574	8,099	10,093	14,067

Operating expenses:
Salaries, benefits and payroll taxes	5,157	8,836	10,527	18,897
General and administrative	6,968	10,588	14,776	22,303
Depreciation and amortization	1,978	2,349	3,970	4,752
Total operating expenses	14,103	21,773	29,273	45,952
Loss from operations	(9,529)	(13,674)	(19,180)	(31,885)

Other income (expense), net:
Interest expense	(918)	(266)	(1,733)	(672)
Other income (expense), net	(85)	(557)	134	(611)
Total other income (expense), net	(1,003)	(823)	(1,599)	(1,283)
Loss before income taxes	(10,532)	(14,497)	(20,779)	(33,168)
Provision for (benefit from) income taxes	(7)	(16)	(6)	62
Net loss	(10,525)	(14,481)	(20,773)	(33,230)
Less: Net income (loss) attributable to non-controlling interest	8	(2,357)	(46)	(5,774)
Net loss attributable to Greenlane Holdings, Inc.	$(10,533)	$(12,124)	$(20,727)	$(27,456)

Net loss attributable to Class A common stock per share - basic and diluted (Note 9)*	$(6.56)	$(22.70)	$(12.96)	$(55.70)
Weighted-average shares of Class A common stock outstanding - basic and diluted (Note 9)*	1,599	534	1,599	493

Other comprehensive income (loss):
Foreign currency translation adjustments	27	(62)	205	26
Unrealized gain (loss) on derivative instrument	—	—	—	358
Comprehensive loss	(10,498)	(14,543)	(20,568)	(32,846)
Less: Comprehensive loss attributable to non-controlling interest	(8)	(2,357)	(8)	(5,688)
Comprehensive loss attributable to Greenlane Holdings, Inc.	$(10,490)	$(12,186)	$(20,560)	$(27,158)
*After giving effect to the Reverse Stock Splits - See Note 9 - Stockholders' Equity.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital*	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Stockholders’ Equity
	Shares*	Amount*	Shares*	Amount*
Balance December 31, 2022	1,599	$15	—	$—	$266,653	$(171,365)	$55	$1	$95,359
Net loss	—	—	—	—	—	(10,194)	—	(54)	(10,248)
Equity-based compensation	—	—	—	—	110		—	—	110
Issuance of Class A shares - Amended Eyce APA (Note 3)	—	—	—	—	95	—	—	—	95
Other comprehensive income	—	—	—	—	—	—	178	—	178
Balance March 31, 2023	1,599	15	—	—	266,858	(181,559)	233	(53)	85,494
Net loss	—	—	—	—	—	(10,533)	—	8	(10,525)
Equity-based compensation forfeiture, net	(1)	—	—	—	(11)	—	—	—	(11)
Issuance of Class A shares - Amended Eyce APA (Note 3)	—	—	—	—	65	—	—	—	65
Other comprehensive income (loss)	—	—	—	—	—	—	27	—	27
Balance June 30, 2023	1,598	$15	—	$—	$266,912	$(192,092)	$260	$(45)	$75,050

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital*	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Stockholders’ Equity
	Shares*	Amount*	Shares*	Amount*
Balance December 31, 2021	426	$4	109	$—	$229,744	$(55,544)	$324	$21,836	$196,364
Net loss	—	—	—	—	—	(15,332)	—	(3,417)	(18,749)
Equity-based compensation	9	—	—	—	730	—	—	172	902
Issuance of Class A shares, net of costs - ATM Program	56	1	—	—	6,800	—	—	—	6,801
Issuance of Class A shares - contingent consideration	19	—	—	—	3,486	—	—	—	3,486
Exchanges of noncontrolling interest for Class A common stock	3	—	(3)	—	543	—	—	(543)	—
Other comprehensive income	—	—	—	—	—	—	361	85	446
Balance March 31, 2022	513	5	106	—	241,303	(70,876)	685	18,133	189,250
Net loss	—	—	—	—	—	(12,124)	—	(2,357)	(14,481)
Equity-based compensation	—	—	—	—	371	—	—	75	446
Issuance of Class A shares, net of costs - ATM Program	30	—	—	—	2,224	—	—	—	2,224
Issuance of Class A shares, net of costs - June 2022 Offering	59	1	—	—	5,039	—	—	—	5,040
Issuance of Class A shares - Amended Eyce APA (Note 3)	7	—	—	—	310	—	—	—	310
Reclassification adjustment for gain included in net loss (Note 4)	—	—	—	—	—	—	(332)	—	(332)
Other comprehensive income (loss)	—	—	—	—	—	—	(62)	—	(62)
Balance June 30, 2022	609	$6	106	$—	$249,247	$(83,000)	$291	$15,851	$182,395

*After giving effect to the Reverse Stock Splits - See Note 9 - Stockholders' Equity.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss (including amounts attributable to non-controlling interest)	$(20,773)	$(33,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,970	4,752
Equity-based compensation expense	260	1,630
Change in fair value of contingent consideration	103	92
Change in provision for doubtful accounts	(10)	1,982
Gain related to indemnification asset	—	(1,798)
Unrealized loss on equity investments	—	556
Unrealized gain on interest rate swap contract	—	(449)
Other	487	14
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	3,389	(2,841)
Decrease (increase) in inventories	10,803	6,226
Decrease (increase) in vendor deposits	1,283	6,945
Decrease (increase) in other current assets	4,227	257
(Decrease) increase in accounts payable	1,949	2,593
(Decrease) Increase in accrued expenses and other liabilities	13	2,302
(Decrease) increase in customer deposits	(1,045)	(2,761)
Net cash provided by (used in) operating activities	4,656	(13,730)
Cash flows from investing activities:
Purchases of property and equipment, net	(306)	(1,272)
Proceeds from sale of assets held for sale	—	75
Proceeds from the sale of equity investments	53	—
Purchase of intangible assets, net	—	—
Net cash provided by (used in) investing activities	(253)	(1,197)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock, net of costs	—	14,064
Payments on Eyce and DaVinci promissory notes	(1,601)	(1,974)
Purchase consideration paid for Eyce LLC and DaVinci acquisitions	(300)	(875)
Repayments of Asset-Based Loan	(9,452)	—
Modification costs of Asset-Based Loan	(751)	—
Other	(29)	(100)
Net cash provided by (used in) financing activities	(12,133)	11,115
Effects of exchange rate changes on cash	205	85
Net increase (decrease) in cash	(7,525)	(3,727)
Cash and restricted cash, as of beginning of the period	12,176	12,857
Cash and restricted cash, as of end of the period	$4,651	$9,130

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(in thousands)

Reconciliation of cash and restricted cash to consolidated balance sheets
	For the six months ended June 30,
	2023	2022
Beginning of the period
Cash	$6,458	$12,857
Restricted cash	5,718	—
Total cash and restricted cash, beginning of period	$12,176	$12,857

End of the period
Cash	$4,651	$9,130
Restricted cash	—	—
Total cash and restricted cash, end of period	$4,651	$9,130

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$1,155	$411
Cash paid for amounts included in the measurement of lease liabilities	$447	$1,452
Non-cash investing and financing activities:
Issuance of Class A common stock for business acquisitions	$—	$3,486
Non-cash purchases of property and equipment	$285	$468
Decrease in non-controlling interest as a result of exchanges for Class A common stock	$—	$(543)
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

We are the sole manager of the Operating Company and our principal asset is Common Units of the Operating Company (“Common Units”). As the sole manager of the Operating Company, we operate and control all of the business and affairs of the Operating Company, and we conduct our business through the Operating Company and its subsidiaries. We have a board of directors and executive officers, but no employees. All of our assets are held and all of the employees are employed by wholly owned subsidiaries of the Operating Company.

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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2022. The condensed consolidated results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any other future annual or interim period. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair statement of the Company's financial position and operating results. Certain reclassifications have been made to prior year amounts or balances to conform to the presentation adopted in the current year.
Principles of Consolidation
Our condensed consolidated financial statements include our accounts, the accounts of the Operating Company, and the accounts of the Operating Company's consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Reverse Stock Splits
On August 4, 2022, we filed a Certificate of Amendment to the A&R Charter with the Secretary of State of the State of Delaware (the "SSSD"), which effected a one-for-20 reverse stock split (the “2022 Reverse Stock Split”) of our issued and outstanding shares of Class A common stock and Class B common stock (collectively, the "Common Stock") at 5:01 PM Eastern Time on August 9, 2022. As a result of the 2022 Reverse Stock Split, every 20 shares of Common Stock issued and outstanding were converted into one share of Common Stock. We paid cash in lieu of fractional shares, and accordingly, no fractional shares were issued in connection with the 2022 Reverse Stock Split.
On June 2, 2023, we filed a Certificate of Amendment to the A&R Charter with the SSSD, which effected a one-for-10 reverse stock split (the “2023 Reverse Stock Split” and together with the 2022 Reverse Stock Split, the "Reverse Stock Splits") of our issued and outstanding shares of Common Stock at 5:01 PM Eastern Time on June 5, 2023. As a result of the 2023 Reverse Stock Split, every 10 shares of common stock issued and outstanding were converted into one share of common stock. We paid cash in lieu of fractional shares, and accordingly, no fractional shares were issued in connection with the 2023 Reverse Stock Split.
The Reverse Stock Splits did not change the par value of the Common Stock or the authorized number of shares of Common Stock. All outstanding options, restricted stock awards, warrants and other securities entitling their holders to purchase or otherwise receive shares of our Common Stock have been adjusted as a result of the Reverse Stock Splits, as required by the terms of each security. The number of shares available to be awarded under our Amended and Restated 2019 Equity Incentive Plan have also been appropriately adjusted. See "Note 10 — Compensation Plans" for more information.

All share and per share amounts in these unaudited condensed consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the Reverse Stock Splits, including reclassifying an amount equal to the reduction in par value of Common Stock to additional paid-in capital.
Liquidity and Going Concern
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP applicable to a going concern. This presentation contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described below.
Pursuant to ASC 205-40, Presentation of Financial Statements — Going Concern (“ASC 205-40”), management must evaluate whether there are conditions and events, considered in aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date that these condensed consolidated financial statements are issued. In accordance with ASC 205-40, management’s analysis can only include the potential mitigating impact of management’s plans that have not been fully implemented as of the issuance date if (a) it is probable that management’s plans will be effectively implemented on a timely basis, and (b) it is probable that the plans, when implemented, will alleviate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern.

Our primary requirements for liquidity and capital are working capital, debt service related to recent acquisitions and general corporate needs. Our primary sources of liquidity are our cash on hand and the cash flow that we generate from our operations, as well as proceeds from equity issuances, such as our June 2022, October 2022 and July 2023 Offerings, and our ATM program, each as described and defined below.
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
On March 31, 2022, the date on which our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "2021 Annual Report") was filed with the SEC, the Shelf Registration Statement became subject to the offering limits set forth in Instruction I.B.6 because our public float was less than $75 million. For so long as our public float is less than $75 million, the aggregate market value of securities sold by us under the Shelf Registration Statement (including our ATM Program) pursuant to Instruction I.B.6 during any 12 consecutive months may not exceed one-third of our public float. Since the launch of the ATM program in August 2021 and through December 31, 2022, we sold shares of our Class A common stock which generated gross proceeds of approximately $12.7 million and we paid fees to the sales agent of approximately $0.4 million. In light of our low cash position, we have been forced to sell stock under our ATM program at prices that may not otherwise be attractive and are dilutive. We have sold $2.2 million in securities pursuant to Instruction I.B.6 in the 12 calendar months preceding the date of filing of this Quarterly Report on Form 10-Q. Due to the untimely filing of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 we are unable to issue additional shares of Class A common stock pursuant to the ATM Program or otherwise use the Shelf Registration Statement for a period of 12 months, which will limit our liquidity options in the capital markets.
Common Stock and Warrant Offerings
On June 27, 2022, we entered into a securities purchase agreement with an accredited investor, pursuant to which we agreed to issue and sell an aggregate of 58,500 shares of our Class A common stock, pre-funded warrants to purchase up to 49,500 shares of our Class A common stock (the “June 2022 Pre-Funded Warrants”) and warrants to purchase up to 108,000 shares of our Class A common stock (the “June 2022 Standard Warrants” and, together with the June 2022 Pre-Funded Warrants, the “June 2022 Warrants”), in a registered direct offering (the “June 2022 Offering”). The June 2022 Offering generated gross proceeds of approximately $5.4 million and net proceeds to the Company of approximately $5.0 million. All June 2022 Pre-Funded Warrants were exercised in July 2022, for de minimis net proceeds.
On October 27, 2022, we entered into securities purchase agreements with certain investors, pursuant to which we agreed to issue and sell an aggregate of 695,555 shares of our Class A common stock, pre-funded warrants to purchase up to 137,778 shares of our Class A Common Stock (the "October 2022 Pre-Funded Warrants") and warrants to purchase up to 1,666,667 shares of our Class A common stock (the "October 2022 Standard Warrants"). The October 2022 units were offered pursuant to a Registration Statement on Form S-1 (the "October 2022 Offering"). The October 2022 Offering generated gross proceeds of approximately $7.5 million and net proceeds to the Company of approximately $6.8 million.
On June 29, 2023, we entered into securities purchase agreements with certain investors, pursuant to which we agreed to issue and sell an aggregate of 560,476 shares of our Class A common stock, pre-funded warrants to purchase up to 3,487,143 shares of our Class A Common Stock (the "July 2023 Pre-Funded Warrants") and warrants to purchase up to 8,095,238 shares of our Class A common stock (the "July 2023 Standard Warrants"). The July 2023 units were offered pursuant to a Registration Statement on Form S-1 (the "July 2023 Offering"). The July 2023 Offering generated gross proceeds of approximately $4.3 million and net proceeds to the Company of approximately $3.8 million and closed on July 3, 2023.
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

On August 7, 2023, we repaid the approximately $4.3 million in aggregate principal amount (the “Loan Repayment”) which remained outstanding under the terms of the Loan Agreement. As a result of the Loan Repayment, the Company has been released from its obligations under the Loan Agreement, in accordance with the terms of the Loan Agreement. See "Note 13 - Subsequent Events" for more information.

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

Future Receivables Financings

On July 31, 2023 and August 3, 2023, the Company received an aggregate of approximately $3.0 million in cash pursuant to the terms of future receivables financings (collectively, the “Future Receivables Financings”) entered into with two private lenders. The Company will make weekly payments under the Future Receivables Financings and is scheduled to repay the amounts due under the Future Receivables Financings in full in approximately six to eight months. See "Note 13 - Subsequent Events" for more information.

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

The Company has incurred net losses of 20.8 million and $125.9 million for the six months ended June 30, 2023 and the year ended December 31, 2022, respectively. For the six months ended June 30, 2023, cash provided by operating activities was 4.7 million, which included $4.85 million of cash from the ERC sale discussed above, and cash used in operating activities for the year ended December 31, 2022 was $26.4 million. The recent macroeconomic environment has caused weaker demand than contemplated under the Company's business plan, resulting in a reduction in projected revenue and cash flows for the twelve-month period included in the going concern evaluation.

As a result of our losses and our projected cash needs, combined with our current liquidity level, substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon successful execution of management’s intended plan over the next twelve months to improve the Company’s liquidity and profitability, which includes, without limitation:

▪Further reducing operating costs expense by taking additional restructuring actions to align cost with revenue to achieve profitability.
▪Increasing revenue by introducing new products and acquiring new customers.
▪Execute on strategic partnerships accretive to margins and operating cash
▪Seeking additional capital through the issuance of debt or equity securities.

The consolidated financial statements do not include any adjustments that may result from the outcome of this going concern uncertainty.
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
Segment Reporting
We manage our global business operations through our operating and reportable business segments. As of June 30, 2023, we had two reportable operating business segments: Industrial Goods and Consumer Goods. Our reportable segments have been identified based on how our chief operating decision maker ("CODM"), which is a committee comprised of our Chief Executive Officer ("CEO") and our Chief Financial and Legal Officer ("CFO"), manages our business, makes resource allocation and operating decisions, and evaluates operating performance. See “Note 12—Segment Reporting.”
Revenue Recognition
Our liability for returns, which is included within "Accrued expenses and other current liabilities" in our condensed consolidated balance sheets, was approximately $0.1 million and $0.3 million as of June 30, 2023 and December 31, 2022, respectively.
For the three and six months ended June 30, 2023, one customer represented approximately 38% and 32% of our net sales. For the three and six months ended June 30, 2022, one customer represented approximately 21% and 19% of our net sales. As of June 30, 2023, two customers represented approximately 16% and 16% of accounts receivable, respectively. As of December 31, 2022, the Company had three customers who individually represented approximately 31%, 17% and 15% of accounts receivable, respectively.
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

We performed an analysis of the VAT overpayments to the Dutch tax authorities, which we expected to be refunded to us, and VAT payable to other EU member states, including potential fines and penalties. Based on this analysis, we recorded VAT payable of approximately $0.4 million relating to this matter within "Accrued expenses and other current liabilities” in our condensed consolidated balance sheet as of June 30, 2023 and December 31, 2022.

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
Recently Issued Accounting Guidance Not Yet Adopted
In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies that a contractual sale restriction prohibiting the sale of an equity security is a characteristic of the reporting entity holding the equity security and is not included in the equity security’s unit of account. This standard is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.
NOTE 3. BUSINESS ACQUISITIONS
Amended Eyce APA

On April 7, 2022, we entered into an amendment to that certain Asset Purchase Agreement dated March 2, 2021 (the “Amended Eyce APA”), by and between Eyce and Warehouse Goods to accelerate the issuance of shares of Class A common stock issuable to Eyce under the agreement upon the attainment of certain EBITDA and revenue benchmarks (the “Amended 2022 Contingent Payment”), in an amount equal to $0.9 million. We issued 7,172 shares of Class A common stock to Eyce under the Amended 2022 Contingent Payment, which vest ratably in seven quarterly tranches starting on July 1, 2022, such that on

January 1, 2024 (the “Vesting Date”), all shares issued to Eyce under the Amended 2022 Contingent Payment will have vested. The shares of Class A common stock issued under the Amended 2022 Contingent Payment are subject to certain forfeiture restrictions tied to the continued employment of certain Eyce personnel with the Company through the Vesting Date.

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
As of June 30, 2023 and December 31, 2022, we had contingent consideration that is required to be measured at fair value on a recurring basis.

Our financial instruments measured at fair value on a recurring basis were as follows at the dates indicated:

	Condensed Consolidated Balance Sheet Caption	Fair Value at June 30, 2023
(in thousands)		Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration - current	Accrued expenses and other current liabilities	—	—	2,541	2,541
Total Liabilities		$—	$—	$2,541	$2,541

	Consolidated Balance Sheet Caption	Fair Value at December 31, 2022
(in thousands)		Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration - current	Accrued expenses and other current liabilities	$—	$—	$2,738	$2,738
Total Liabilities		$—	$—	$2,738	$2,738

There were no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy during the three and six months ended June 30, 2023 and 2022, respectively.

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

Refer to “Note 8 — Supplemental Financial Information” for further details on the components of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022, respectively.

The unrealized loss on the derivative instrument prior to the discontinuation of hedge accounting was included within “Other comprehensive income (loss)” in our condensed consolidated statement of operations and comprehensive loss. There was no measure of hedge ineffectiveness and no reclassifications from other comprehensive loss into interest expense for the three months ended June 30, 2022. In August 2022, we terminated the interest swap contract.

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

A reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

(in thousands)	Six Months Ended June 30, 2023
Balance at December 31, 2022	$2,738
Cash payments for earned contingent consideration	(300)
Loss (gain) from fair value adjustments included in results of operations	103
Balance at June 30, 2023	$2,541

(in thousands)	Six Months Ended June 30, 2022
Balance at December 31, 2021	$6,857
Eyce 2021 Contingent Payment settlement in Class A common stock	(875)
Eyce 2021 Contingent Payment settlement in cash	(875)
DaVinci 2021 Contingent Payment settlement in Class A common stock	(2,611)
Write-off of Eyce 2022 Contingent Payment in conjunction with the Amended Eyce APA	(267)
Loss from fair value adjustments included in results of operations	359
Balance June 30, 2022	$2,588

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

Airgraft Inc., Sun Grown, and VIVA are private entities and their equity securities do not have a readily determinable fair value. We elected to measure these securities under the measurement alternative election at cost minus impairment, if any, with adjustments through earnings for observable price changes in orderly transactions for the identical or similar investment of the same issuer. We acquired our investments in Sun Grown and VIVA as part of our merger with KushCo, which we completed in August 2021. We did not identify any fair value adjustments related to these equity securities during the three and six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023 and December 31, 2022, the carrying value of our investment in equity securities without a readily determinable fair value was approximately $2.5 million, respectively, included within "Other assets" in our condensed consolidated balance sheets. The carrying value included a fair value adjustment of $1.5 million due to an observable price change recognized during the year ended December 31, 2019.

NOTE 5. LEASES
Greenlane as a Lessee
As of June 30, 2023, we had facilities financed under operating leases consisting of warehouses, offices, and retail stores, with lease term expirations between 2023 and 2027. Lease terms are generally three to seven years for warehouses, office space and retail store locations. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The following table provides details of our future minimum lease payments under finance and operating lease liabilities recorded in our condensed consolidated balance sheet as of June 30, 2023. The table below does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

(in thousands)	Operating Leases
Remainder of 2023	$637
2024	914
2025	942
2026	81
2027 and thereafter
Total minimum lease payments	2,574
Less: imputed interest	96
Present value of minimum lease payments	2,478
Less: current portion	1,005
Long-term portion	$1,473
Rent expense under operating leases was approximately $0.6 million and $1.2 million for three and six months ended June 30, 2023, respectively, and approximately $0.7 million and $1.4 million for the three and six months ended June 30, 2022, respectively.
The following expenses related to our operating leases were included in "general and administrative" expenses within our condensed consolidated statements of operations and comprehensive loss:

	For the six months ended June 30,
(in thousands)	2023	2022
Operating lease cost	$1,041	$1,406
Variable lease cost	143	47
Total lease cost	$1,184	$1,453
The table below presents lease-related terms and discount rates as of June 30, 2023:

Operating Leases
Weighted average remaining lease terms	2.4 years
Weighted average discount rate	2.3%
Greenlane as a Lessor
The following table represents the maturity analysis of undiscounted cash flows related to lease payments, which we expect to receive from our existing operating lease agreements related to our sublease in California:

Rental Income	(in thousands)
Remainder of 2023	$96,000
2024 and thereafter	—
Total	$96,000

NOTE 6. DEBT
Our debt balance, excluding operating lease liabilities and finance lease liabilities, consisted of the following amounts at the dates indicated:

(in thousands)	June 30, 2023	December 31, 2022
Line of Credit	$5,548	$15,000
DaVinci Promissory Note	1,584	2,538
Eyce Promissory Note	—	647
	7,132	18,185
Less unamortized debt issuance costs	(2,207)	(1,960)
Less current portion of debt	(2,334)	(3,185)
Debt, net, excluding operating and finance leases	$2,591	$13,040
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
In September 2022, one of the Operating Company's wholly-owned subsidiaries, 1095 Broken Sound Pkwy LLC ("1095 Broken Sound"), consummated the previously disclosed transactions contemplated by that certain Purchase and Sale Agreement, dated as of August 16, 2022, by and between 1095 Broken Sound and a third-party (the "HQ Purchaser") whereby 1095 Broken Sound agreed to sell a certain parcel of real estate including our headquarters building to the purchaser of our former headquarters for total proceeds of $9.6 million in cash. On the closing date, the Company used a portion of the proceeds from the transaction to repay the remainder of the Real Estate Note in full. There was no remaining balance related to the Real Estate Note on our consolidated balance sheet as of June 30, 2023 or December 31, 2022.
Eyce Promissory Note
In March 2021, one of the Operating Company's wholly-owned subsidiaries financed a portion of the consideration of the acquisition of Eyce through the issuance of an unsecured promissory note (the "Eyce Promissory Note") in the principal amount of $2.5 million. Principal payments plus accrued interest at a rate of 4.5% are due quarterly through April 2023. As of June 30, 2023, the Eyce Promissory Note was repaid in full, and there was no remaining balance on our condensed consolidated balance sheet.
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
Asset-Based Loan

On August 9, 2022, we entered into an asset-based loan pursuant to that certain Loan and Security Agreement, dated as of August 8, 2022 (the “Loan Agreement”), by and among the Company, certain subsidiaries of the Company (the “Guarantors”), the parties thereto from time to time as lenders (the “Lenders”), and WhiteHawk Capital Partners LP, as the agent for the Lenders (the "Asset-Based Loan" or "Line of Credit").

Pursuant to the Loan Agreement, the Lenders agreed to make available to us a term loan of up to $15.0 million on the terms and conditions set forth therein and the other Financing Agreements (as defined therein). As of December 31, 2022, of the total term loan amount, $5.7 million was located in a blocked account, which was classified as “restricted cash” on our condensed consolidated balance sheet, and which released the funds when permitted by the borrowing base certificate. Subject to certain exceptions described in the Loan Agreement, the Company and the Guarantors agreed to pledge all of their assets as collateral. The maturity date of the Asset-Based Loan is the third anniversary of the closing date (the “Maturity Date”).

We incurred $1.5 million of debt issuance costs related to the Asset-Based Loan, as well as an original issue discount of $0.5 million, which were recorded as a direct deduction from the carrying amount of the Asset-Based Loan, and which were amortized through interest expense over the term of the Asset-Based Loan. The Asset-Based Loan contained customary covenants and restrictions, including, without limitation, covenants that required us to comply with applicable laws, restrictions on our ability to incur additional indebtedness, and various customary remedies for the lender following an event of default, including the acceleration of repayment of outstanding amounts under the Asset-Based Loan and execution upon the collateral securing obligations under the Asset-Based Loan.

The Asset-Based Loan accrued interest at the prime rate plus 8.0% and interest payments were due monthly. Based on the original terms, beginning with the fiscal quarter ending September 30, 2023, and for each fiscal quarter thereafter until the Maturity Date, quarterly payments of $0.3 million would be due, with a final payment of all remaining outstanding principal and accrued interest due on the Maturity Date.

On February 9, 2023, we entered into Amendment No. 2 to the Loan Agreement, pursuant to which we agreed to, among other things, to voluntarily prepay approximately $6.6 million (inclusive of early termination fees and expenses) under the terms provided for under the Loan Agreement and the lenders under the Loan Agreement agreed to release $5.7 million in funds held in a blocked account pursuant to the terms of the Loan Agreement. Amendment No. 2 to the Loan Agreement also provided that we would make additional prepayments upon the occurrence of certain specified asset sales by the Company.

On August 7, 2023, we repaid the approximately $4.3 million in aggregate principal amount (the “Loan Repayment”) which remained outstanding under the terms of the Loan Agreement. As a result of the Loan Repayment, the Company has been released from its obligations under the Loan Agreement, in accordance with the terms of the Loan Agreement. See "Note 13 - Subsequent Events" for more information.

As of June 30, 2023, we were in compliance with the Loan Agreement covenants.
NOTE 7. COMMITMENTS AND CONTINGENCIES
Legal Proceedings

In the ordinary course of business, we are involved in various legal proceedings involving a variety of matters. We do not believe there are any pending legal proceedings that will have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. We have not taken any reserves for litigation for the three and six months ended June 30, 2023 and 2022, respectively.
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
Accrued Expenses and Other Current Liabilities
The following table summarizes the composition of accrued expenses and other current liabilities as of the dates indicated:

(in thousands)	June 30, 2023	December 31, 2022
VAT payable (including amounts related to VAT matter described in Note 2)	$3,258	$2,809
Contingent consideration	2,541	2,738
Accrued employee compensation	2,665	3,812
Amended Eyce APA	656	430
Accrued professional fees	750	818
Refund liability (including accounts receivable credit balances)	137	329
Accrued construction in progress (ERP)	—	170
Sales tax payable	657	578
Other	1,054	198
	$11,718	$11,882
Customer Deposits
For certain product offerings we may receive a deposit from the customer (generally 25% - 50% of the total order cost, but the amount can vary by customer contract), when an order is placed by a customer. We typically complete orders related to customer deposits within one to six months from the date of order, depending on the complexity of the customization and the size of the order, but the order completion timeline can vary by product type and terms of sale with each customer. Changes in our customer deposits liability balance during the six months ended June 30, 2023 were as follows:

(in thousands)	Customer Deposits
Balance as of December 31, 2022	$3,983
Increases due to deposits received, net of other adjustments	2,787
Revenue recognized	(3,832)
Balance as of June 30, 2023	$2,938

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) for the periods presented were as follows:

(in thousands)	Foreign Currency Translation	Unrealized Gain or (Loss) on Derivative Instrument	Total
Balance at December 31, 2022	$55	$—	$55
Other comprehensive income (loss)	205	—	205
Less: Other comprehensive (income) loss attributable to non-controlling interest	—	—	—
Balance at June 30, 2023	$260	$—	$260

(in thousands)	Foreign Currency Translation	Unrealized Gain or (Loss) on Derivative Instrument	Total
Balance at December 31, 2021	$282	$42	$324
Other comprehensive income (loss)	26	358	384
Less: Reclassification adjustment for (gain) loss included in net loss (Note 4)	—	(332)	(332)
Less: Other comprehensive (income) loss attributable to non-controlling interest	(17)	(68)	(85)
Balance at June 30, 2022	$291	$—	$291
Supplier Concentration
Our four largest vendors accounted for an aggregate of approximately 89.9% and 82.2% of our total purchases for the three and six months ended June 30, 2023, respectively, and an aggregate of approximately 83.3% and 74.0%. of our total purchases for the three and six months ended June 30, 2022, respectively. We expect to maintain our relationships with these vendors.
Related Party Transactions
Nicholas Kovacevich, our former Chief Corporate Development Officer, owns capital stock of Unrivaled Brands Inc. (“Unrivaled”) and serves on the Unrivaled board of directors. Net sales to Unrivaled for the three and six months ended June 30, 2023 and 2022 were $0 and approximately $0.2 million, respectively. Total accounts receivable due from Unrivaled were $0.4 million as of June 30, 2023 and December 31, 2022, respectively. On February 8, 2023, we filed a lawsuit against Unrivaled in Superior Court of California, Orange County, seeking to compel the repayment of Unrivaled's open balance due to us. We can provide no assurances that we will be successful in this lawsuit, or that the amounts due to us, or any portion thereof, will be recovered.
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
Effective June 5, 2023, we completed a one-for-10 reverse stock split (the "2023 Reverse Stock Split" and together with the 2022 Reverse Stock Split, the "Reverse Stock Splits") of our issued and outstanding shares of Common Stock, as further described in "Note 2 - Summary of Significant Accounting Policies." As a result of the 2023 Reverse Stock Split, every 10 shares of Common Stock issued and outstanding were converted into one share of Common Stock. We paid cash in lieu of fractional shares, and accordingly, no fractional shares were issued in connection with the 2023 Reverse Stock Split.
The Reverse Stock Splits did not change the par value of the Common Stock or the authorized number of shares of Common Stock. All share and per share amounts in these unaudited condensed consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the Reverse Stock Splits, including reclassifying an amount equal to the reduction in par value of Common Stock to additional paid-in capital.
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
Due to the untimely filing of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 we are unable to issue additional shares of Class A common stock pursuant to the ATM Program or otherwise use the Shelf Registration Statement for a period of 12 months, which will limit our liquidity options in the capital markets.

The table below summarizes sales of our Class A common stock under the ATM Program:

($ in thousands)	August 2021 (Inception) through June 30, 2023
Class A shares sold*	97,262
Gross proceeds	$12,684
Fees paid to sales agent	$381
Net proceeds	$12,303
*After giving effect to the Reverse Stock Splits.
Common Stock and Warrant Offerings
June 2022 Offering
On June 27, 2022, we entered into a securities purchase agreement with an accredited investor, pursuant to which we agreed to issue and sell an aggregate of 58,500 shares of our Class A common stock, pre-funded warrants to purchase up to 49,500 shares of our Class A common stock (the “June 2022 Pre-Funded Warrants”) and warrants to purchase up to 108,000 shares of our Class A common stock (the “June 2022 Standard Warrants” and, together with the June 2022 Pre-Funded Warrants, the “June 2022 Warrants”), in a registered direct offering (the “June 2022 Offering”). The shares of Class A common stock and June 2022 Warrants were sold in Units (the “June 2022 Units”), with each unit consisting of one share of Class A common stock or a June 2022 Pre-Funded Warrant and a June 2022 Standard Warrant to purchase one share of our Class A common stock. The June 2022 Units were offered pursuant to the Shelf Registration Statement. The June 2022 Standard Warrants are exercisable six months from the date of issuance at an exercise price equal to $5.00 per share of Class A common stock for a period of five years. Each June 2022 Pre-Funded Warrant is exercisable immediately with no expiration date for one share of Class A common stock at an exercise price of $0.001. The June 2022 Offering generated gross proceeds of approximately $5.4 million and net proceeds to the Company of approximately $5.0 million.
All June 2022 Pre-Funded Warrants were exercised in July 2022, based upon which we issued an additional 49,500 shares of our Class A common stock, for de minimis net proceeds.
October 2022 Offering
On October 27, 2022, we entered into securities purchase agreements with certain investors, pursuant to which we agreed to issue and sell an aggregate of 695,555 shares of our Class A common stock, pre-funded warrants to purchase up to 137,778 shares of our Class A common stock (the "October 2022 Pre-Funded Warrants") and warrants to purchase up to 1,666,667 shares of our Class A common stock (the "October 2022 Standard Warrants"). The October 2022 units each consisted of one share of Class A common stock or a October 2022 Pre-Funded Warrant and two October 2022 Standard Warrants to purchase one share of our Class A common stock. The October 2022 units were offered pursuant to the S-1 Registration Statement. The October 2022 Standard Warrants are exercisable immediately at an exercise price equal to $0.90 per share of Class A common stock for a period of seven years. Each October 2022 Pre-Funded Warrant is exercisable immediately with no expiration date for one share of Class A common stock at an exercise price of $0.0001. The October 2022 Offering generated gross proceeds of approximately $7.5 million and net proceeds to the Company of approximately $6.8 million.

All October 2022 Pre-Funded Warrants were exercised in November 2022, based upon which we issued an additional 137,778 shares of our Class A common stock, for de minimis net proceeds.

July 2023 Offering
On June 29, 2023, we entered into securities purchase agreements with certain investors, pursuant to which we agreed to issue and sell an aggregate of 560,476 shares of our Class A common stock, pre-funded warrants to purchase up to 3,487,143 shares of our Class A common stock (the "July 2023 Pre-Funded Warrants") and warrants to purchase up to 8,095,238 shares of our Class A common stock (the "July 2023 Standard Warrants"). The July 2023 units each consisted of one share of Class A common stock or a July 2023 Pre-Funded Warrant and two July 2023 Standard Warrants to purchase one share of our Class A common stock. The July 2023 units were offered pursuant to an effective Registration Statement on Form S-1. The July 2023 Standard Warrants are exercisable immediately at an exercise price equal to $1.05 per share of Class A common stock for a period of five years. Each July 2023 Pre-Funded Warrant is exercisable immediately with no expiration date for one share of Class A common stock at an exercise price of $0.0001. The July 2023 Offering generated gross proceeds of approximately $4.3 million and net proceeds to the Company of approximately $3.8 million.

As of the date of this Quarterly Report on Form 10-Q, 498,143 July 2023 Pre-Funded Warrants have been exercised, based upon which we issued an additional 498,143 shares of our Class A common stock, for de minimis net proceeds.

In connection with the July 2023 Offering, the Company entered into privately negotiated agreements with holders participating in the offering to amend existing outstanding warrants to purchase up to 1,344,367 shares of Class A common stock that were previously issued in connection with the June 2022 and October 2022 Offerings at exercise prices per share of $50.00 and $9.00, respectively, and expire on December 29, 2027 and November 1, 2029, respectively (collectively, the “Prior Warrants”), effective upon the closing of the July 2023 Offering to reduce the exercise price of the Prior Warrants to $1.05, the exercise price of the warrants to purchase shares of Class A common stock offered in the July 2023 Offering. All other terms of the Prior Warrants remained unchanged.
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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of our Class A common stock is as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Numerator:
Net loss	$(10,525)	$(14,481)	$(20,773)	$(33,230)
Less: Net loss attributable to non-controlling interests	8	(2,357)	(46)	(5,774)
Net loss attributable to Class A common stockholders	$(10,533)	$(12,124)	$(20,727)	$(27,456)
Denominator:
Weighted average shares of Class A common stock outstanding*	1,599	534	1,599	493
Net loss per share of Class A common stock - basic and diluted*	$(6.56)	$(22.70)	$(12.96)	$(55.70)
*After giving effect to the Reverse Stock Splits.
The June 2022 Pre-Funded Warrants, October 2022 Pre-Funded Warrants were included in the weighted-average in the computation of basic net loss per share of Class A common stock for the three and six months ended June 30, 2022, respectively, beginning with their issuance date, as their stated exercise price of $0.001 was non-substantive and their exercise was virtually assured.

For the three and six months ended June 30, 2023 and 2022, respectively, shares of Class B common stock and stock options and warrants to purchase Class A common stock were excluded from the weighted-average in the computation of diluted net loss per share of Class A common stock because the effect would have been anti-dilutive.
Shares of our Class B common stock do not share in our earnings or losses and are therefore not participating securities. As such, separate calculations of basic and diluted net loss per share for each of our Class B common stock under the two-class method have not been presented for the three and six months ended 2022, respectively. As of December 31, 2022, all Common Units of the Operating Company and Class B common stock had been exchanged for Class A common stock, and we owned 100.0% of the economic interests in the Operating Company.
NOTE 10. COMPENSATION PLANS
Amended and Restated 2019 Equity Incentive Plan
In April 2019, we adopted the 2019 Equity Incentive Plan (the “2019 Plan”). In August 2021, we adopted, and our shareholders approved, the Amended and Restated 2019 Equity Incentive Plan (the "Amended 2019 Plan"), which amends and restates the 2019 Plan in its entirety. At our 2022 Annual Meeting of Stockholders on August 4, 2022, stockholders approved the Second Amended and Restated 2019 Equity Incentive Plan (the "Second Amended 2019 Plan") which, among other things, increased the number of shares of Class A common stock authorized for issuance under the Amended 2019 Plan. Following the effect of the Reverse Stock Splits, the total number of shares of Class A common stock authorized for issuance is 110,000 shares.

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

On June 2, 2023, the Company's stockholders approved a third amendment and restatement of the 2019 Plan (the "Third Amended Plan"). The Third Amended Plan, among other things, increases the number of shares of Class A common stock authorized for issuance under the Second Amended 2019 Plan by 209,862 shares to an aggregate of 319,862 shares. As of the date of this Quarterly Report on Form 10-Q, we have not filed a Registration Statement on Form S-8 with the Securities and Exchange Commission to register the additional shares authorized under the Third Amended Plan.
Equity-Based Compensation Expense
Equity-based compensation expense is included within "salaries, benefits and payroll taxes" in our condensed consolidated statements of operations and comprehensive loss. We recognized equity-based compensation expense as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2023	2022	2023	2022
Stock options - Class A common stock	$28	$261	$79	$935
Restricted shares - Class A common stock	(39)	170	21	358
Restricted stock units (RSUs) - Class A common stock	—	—	—	11
Total equity-based compensation expense	$(11)	$431	$100	$1,304
Total remaining unrecognized compensation expense as of June 30, 2023 was as follows:

	Remaining Unrecognized Compensation Expense June 30, 2023	Weighted Average Period over which Remaining Unrecognized Compensation Expense is Expected to be Recognized
	(in thousands)	(in years)
Stock options - Class A common stock	$122	1.4
Restricted shares - Class A common stock	39	1.2
Total remaining unrecognized compensation expense	$161
NOTE 11. INCOME TAXES
As a result of the IPO and the related transactions completed in April 2019, we owned a portion of the Common Units of the Operating Company, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, the Operating Company was generally not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by the Operating Company was passed through to and included in the taxable income or loss of its members, including Greenlane, on a pro-rata basis, in accordance with the terms of the Operating Agreement. The Operating Company was also subject to taxes in foreign jurisdictions. We are a corporation subject to U.S. federal income taxes, in additional to state and local income taxes, based on our share of the Operating Company’s pass-through taxable income.
Effective on December 31, 2022, the Operating Company became wholly owned by us. As a result, the Operating Company’s tax status was converted from a partnership to a disregarded entity. Starting in 2023, 100% of the Operating Company’s US income and expenses will be included in our US and state tax returns.
During the three and six months ended June 30, 2023 and 2022, respectively, management performed an assessment of the realizability of our deferred tax assets based upon which management determined that it is not more likely than not that the results of operations will generate sufficient taxable income to realize portions of the net operating loss benefits. Consequently, we established a full valuation allowance against our deferred tax assets and reflected a carrying balance of $0 as of June 30, 2023 and December 31, 2022, respectively. In the event that management determines that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance will be made, which would reduce the provision for income taxes.

Uncertain Tax Positions

For the three and six months ended June 30, 2023 and 2022, respectively, we did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties. The Company is subject to audit examination for federal and state purposes for the years 2018 – 2022.

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

As noted above, we evaluated the realizability of the deferred tax assets resulting from the IPO and the related transactions completed in April 2019 and established a full valuation allowance against those benefits. As a result, we determined that the amount or timing of payments to noncontrolling interest holders under the TRA are no longer probable or reasonably estimable. Based on this assessment, our TRA liability was $0 as of June 30, 2023 and December 31, 2022, respectively.

If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, we will record a liability related to the TRA, which would be recognized as expense within our condensed consolidated statements of operations and comprehensive (loss) income.
During the three and six months ended June 30, 2023 and 2022, respectively, we did not make any payments, inclusive of interest, to members of the Operating Company pursuant to the TRA.
NOTE 12. SEGMENT REPORTING
We define our segments as those operations whose results are regularly reviewed by our CODM to analyze performance and allocate resources. Therefore, segment information is prepared on the same basis that management reviews financial information for operational decision-making purposes. Our CODM is a committee comprised of our CEO and our CFO.
We determined we had two operating segments as of June 30, 2023, which are the same as our reportable segments: (1) Consumer Goods and (2) Industrial Goods. These operating segments align with how we manage our business as of the second quarter of 2023. The accounting policies of the reportable segments are the same as those described in "Note 2 - Summary of Significant Accounting Policies."

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

Our CODM allocates resources to, and assesses the performance of, our two operating segments based on the operating segments' net sales and gross profit. The following table sets forth information by reportable segment for the three and six months ended June 30, 2023 and 2022, respectively. There were no material intersegment sales during the three and six months ended June 30, 2023 and 2022, respectively.

	For the three months ended June 30, 2023			For the three months ended June 30, 2022
(in thousands)	Consumer Goods	Industrial Goods	Total	Consumer Goods	Industrial Goods	Total
Net sales	$6,025	$13,600	$19,625	$15,912	$24,004	$39,916
Cost of sales	4,222	10,829	15,051	12,848	18,969	31,817
Gross profit	$1,803	$2,771	$4,574	$3,064	$5,035	$8,099

	For the six months ended June 30, 2023			For the six months ended June 30, 2022
(in thousands)	Consumer Goods	Industrial Goods	Total	Consumer Goods	Industrial Goods	Total
Net sales	$13,835	$29,749	$43,584	$33,053	$53,397	$86,450
Cost of sales	9,745	23,746	33,491	27,167	45,216	72,383
Gross profit	$4,090	$6,003	$10,093	$5,886	$8,181	$14,067
The following table sets forth specific asset categories which are reviewed by our CODM in the evaluation of operating segments:

	As of June 30, 2023			As of December 31, 2022
(in thousands)	Consumer Goods	Industrial Goods	Total	Consumer Goods	Industrial Goods	Total
Accounts receivable, net	$163	$2,926	$3,089	$967	$5,501	$6,468
Inventories, net	$18,588	$11,252	$29,840	$19,259	$21,384	$40,643
Vendor deposits	$3,154	$1,859	$5,013	$3,269	$3,027	$6,296

NOTE 13. SUBSEQUENT EVENTS
Asset-Based Loan Repayment

On August 7, 2023, we repaid the approximately $4.3 million in aggregate principal amount (the “Loan Repayment”) which remained outstanding under the terms of the Loan Agreement. As a result of the Loan Repayment, the Company has been released from its obligations under the Loan Agreement, in accordance with the terms of the Loan Agreement.

Future Receivables Financings

On July 31, 2023 and August 3, 2023, the Company received an aggregate of approximately $3.0 million in cash pursuant to the terms of future receivables financings (collectively, the “Future Receivables Financings”) entered into with two private lenders. The Company will make weekly payments under the Future Receivables Financings and is scheduled to repay the amounts due under the Future Receivables Financings in full in approximately six to eight months.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of Greenlane Holdings, Inc. and its consolidated subsidiaries (“Greenlane” and, collectively with the Operating Company and its consolidated subsidiaries, the “Company”, "we", "us" and "our") for the quarterly period ended June 30, 2023 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and related notes of Greenlane Holdings, Inc. for the year ended December 31, 2022, which are included in our Annual Report on Form 10-K.
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

•the potential delisting of our Class A common stock from the Nasdaq;
•our expectations about our ability to fully execute actions and steps that would be probable of mitigating the existence of substantial doubt regarding our ability to continue as a going concern;
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

We have successfully renegotiated supplier partnership terms and are continuing to improve working capital arrangements with suppliers. We have made progress consolidating and streamlining our office, warehouse, and distribution operations footprint. We reduced our salaries, benefits and payroll taxes expenses by approximately 44.3%, for the six months ended June 30, 2023, compared to the same period for 2022 to reduce costs.

We are actively selling our excess & obsolete (“E&O”) inventory of lower-margin, non-strategic products, along with reducing our overall level of inventory on hand. In May 2022, we commenced our official E&O sales program internally and have been aggressively liquidating E&O inventory into cash.

Management believes that our various strategic initiatives will reduce costs, help accelerate the our path to profitability, help support the growth of the business, and allow us to reinvest capital into our highest margin product lines, such as our Greenlane Brands, launch new products such as our Groove product line, and improve our e-commerce and B2B technological platforms.

Notwithstanding the liquidity plans discussed above, we were required to obtain additional capital through the sale of Class A common stock and warrants in a public offering that closed in July 2023 and future receivables financings entered into in July and August 2023 (the "Future Receivables Financings"). The July 2023 Offering was completed and the Future

Receivables Financings were entered into in order to meet short term funding needs, and we are still seeking to execute our strategic and other liquidity initiatives.

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
Reverse Stock Splits
On August 4, 2022, we filed a Certificate of Amendment to the A&R Charter with the Secretary of State of the State of Delaware (the "SSSD"), which effected a one-for-20 reverse stock split (the “2022 Reverse Stock Split”) of our issued and outstanding shares of Class A common stock and Class B common stock (collectively, the "Common Stock") at 5:01 PM Eastern Time on August 9, 2022. As a result of the 2022 Reverse Stock Split, every 20 shares of Common Stock issued and outstanding were converted into one share of Common Stock. We paid cash in lieu of fractional shares, and accordingly, no fractional shares were issued in connection with the 2022 Reverse Stock Split.
On June 2, 2023, we filed a Certificate of Amendment to the A&R Charter with the SSSD, which effected a one-for-10 reverse stock split (the “2023 Reverse Stock Split” and together with the 2022 Reverse Stock Split, the "Reverse Stock Splits") of our issued and outstanding shares of Common Stock at 5:01 PM Eastern Time on June 5, 2023. As a result of the 2023 Reverse Stock Split, every 10 shares of common stock issued and outstanding were converted into one share of common stock. We paid cash in lieu of fractional shares, and accordingly, no fractional shares were issued in connection with the 2023 Reverse Stock Split.

The Reverse Stock Splits did not change the par value of the Common Stock or the authorized number of shares of Common Stock. All outstanding options, restricted stock awards, warrants and other securities entitling their holders to purchase or otherwise receive shares of our Common Stock have been adjusted as a result of the Reverse Stock Splits, as required by the terms of each security. The number of shares available to be awarded under our Amended and Restated 2019 Equity Incentive Plan have also been appropriately adjusted. See "Note 10 — Compensation Plans" for more information.

Nasdaq Deficiency Letter

On August 3, 2023, we received a letter from the Nasdaq Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it no longer is in compliance with Nasdaq Listing Rule 5450(b)(1)(C) because the market value of the publicly held shares of Class A common stock has fallen below the $5.0 million minimum required for continued listing on the Nasdaq Global Market for a period of at least 30 consecutive business days. Nasdaq calculates publicly held shares by subtracting from the total shares of Class A common stock outstanding any shares held by officers, directors or any person who beneficially owns more than 10% of the total shares of Class A common stock outstanding.

In accordance with Nasdaq Listing Rule 5810(c)(3)(D), we have a grace period of 180 calendar days, until January 30, 2024, to regain compliance with Nasdaq Listing Rule 5450(b)(1)(C). Compliance can be achieved by meeting the $5.0 million minimum requirement for market value of publicly held shares for a minimum of 10 consecutive business days during the 180-day compliance period.

If we do not regain compliance with Nasdaq Listing Rule 5450(b)(1)(C) by the end of the 180-day grace period, Nasdaq will notify us that the Class A common stock is subject to delisting. In the event that we receive a notice of delisting, Nasdaq rules permit us to appeal the delisting determination to a Nasdaq Hearings Panel. Alternatively, we may apply to transfer the listing of the Class A common stock to The Nasdaq Capital Market (the “Capital Market”) if it satisfies the continued listing criteria for the Capital Market.

We currently are considering all available options to resolve the deficiency and regain compliance with Nasdaq’s minimum requirements for the market value of publicly held shares of Class A common stock.

Results of Operations
The following table presents operating results for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,						Six Months Ended June 30,
			% of Net sales		Change				% of Net sales		Change
	2023	2022	2023	2022	$	%	2023	2022	2023	2022	$	%
Net sales	19,625	39,916	100.0%	100.0%	$(20,291)	(50.8)%	43,584	86,450	100.0%	100.0%	$(42,866)	(49.6)%
Cost of sales	15,051	31,817	76.7%	79.7%	(16,766)	(52.7)%	33,491	72,383	76.8%	83.7%	(38,892)	(53.7)%
Gross profit	4,574	8,099	23.3%	20.3%	(3,525)	(43.5)%	10,093	14,067	23.2%	16.3%	(3,974)	(28.3)%

Operating expenses:
Salaries, benefits and payroll taxes	5,157	8,836	26.3%	22.1%	(3,679)	(41.6)%	10,527	18,897	24.2%	21.9%	(8,370)	(44.3)%
General and administrative	6,968	10,588	35.5%	26.5%	(3,620)	(34.2)%	14,776	22,303	33.9%	25.8%	(7,527)	(33.7)%
Depreciation and amortization	1,978	2,349	10.1%	5.9%	(371)	(15.8)%	3,970	4,752	9.1%	5.5%	(782)	(16.5)%
Total operating expenses	14,103	21,773	71.9%	54.5%	(7,670)	(35.2)%	29,273	45,952	67.2%	53.2%	(16,679)	(36.3)%
Loss from operations	(9,529)	(13,674)	(48.6)%	(34.3)%	4,145	(30.3)%	(19,180)	(31,885)	(44.0)%	(36.9)%	12,705	(39.8)%

Other income (expense), net:
Interest expense	(918)	(266)	(4.7)%	(0.7)%	(652)	245.1%	(1,733)	(672)	(4.0)%	(0.8)%	(1,061)	157.9%
Other income (expense), net	(85)	(557)	(0.4)%	(1.4)%	472	(84.7)%	134	(611)	0.3%	(0.7)%	745	(121.9)%
Total other expense, net	(1,003)	(823)	(5.1)%	(2.1)%	(180)	*	(1,599)	(1,283)	(3.7)%	(1.5)%	(316)	*
Loss before income taxes	(10,532)	(14,497)	(53.7)%	(36.4)%	3,965	(27.4)%	(20,779)	(33,168)	(47.7)%	(38.4)%	12,389	(37.4)%
Provision for (benefit from) income taxes	(7)	(16)	—%	—%	9	(56.3)%	(6)	62	—%	0.1%	(68)	(109.7)%
Net loss	(10,525)	(14,481)	(53.7)%	(36.4)%	3,956	(27.3)%	(20,773)	(33,230)	(47.7)%	(38.5)%	12,457	(37.5)%
Net income (loss) attributable to non-controlling interest	8	(2,357)	—%	(5.9)%	2,365	(100.3)%	(46)	(5,774)	(0.2)%	(6.7)%	5,728	(99.2)%
Net loss attributable to Greenlane Holdings, Inc.	$(10,533)	$(12,124)	(53.7)%	(30.4)%	$1,591	(13.1)%	$(20,727)	$(27,456)	(47.5)%	(31.8)%	$6,729	(24.5)%
*Not meaningful

Consolidated Results of Operations
Net Sales

For the three months ended June 30, 2023, net sales were approximately $19.6 million, compared to approximately $39.9 million for the same period in 2022, representing a decrease of $20.3 million, or 50.8%. Industrial segment decreased 43.3% and Consumer segment decreased $9.9 million or 62.1%. The Consumer segment decrease was attributable principally to our shift in strategy to focus on in-house brands that carry a higher margin profile while decreasing third-party brand offerings, which generated top line revenue with lower margins and in some cases higher working capital needs. Consumer segment sales were also affected by the sale of the Company's minority interest in the Vibes brand during 2022. The Industrial segment decrease was largely associated with the introduction of two strategic partnerships which resulted in a decrease in top line revenue for packaging and vape products but allow us to reduce our overall working capital needs and cost-structure and enhance our margins. The Company continues to invest in technology and product development to increase the adoption of its consumer brands.

For the six months ended June 30, 2023, net sales were approximately $43.6 million, compared to approximately $86.5 million for the same period in 2022, representing an decrease of $42.9 million or 49.6%. Industrial segment decreased 44.3% and Consumer segment decreased 58.1%. The Consumer segment decrease was attributable principally to our shift in strategy to focus on in-house brands that carry a higher margin profile while decreasing third-party brand offerings, which generated top line revenue with lower margins and in some cases higher working capital needs. Consumer segment sales were also affected by the sale of the Company's minority interest in the Vibes brand during 2022. The Industrial segment decrease was largely associated with the introduction of two strategic partnerships which resulted in a decrease in top line revenue for packaging and vape products but allow us to reduce our overall working capital needs and cost-structure and enhance our margins. The Company continues to invest in technology and product development to increase the adoption of its consumer brands.
Cost of Sales and Gross Margin

For the three months ended June 30, 2023, cost of sales decreased by $16.8 million, or 52.7%, as compared to the same period in 2022. The decrease is a result of the decline in sales of 50.8% for the three months ended June 30, 2023 compared to the same period in 2022.

Gross margin increased to 23.3% for the three months ended June 30, 2023, compared to gross margin of 20.3% for the same period in 2022. The increase in margin is related to $2.4 million of inventory write offs recording during the three months ended June 30, 2022 versus $0.0 million of inventory write-offs during the three months ended June 30, 2023.

For the six months ended June 30, 2023 cost of sales decreased by $38.9 million, or 53.7%, as compared to the same period in 2022. The decrease is a result of the decline in sales of 49.6% for the six months ended June 30, 2023 compared to the same period in 2022.

Gross margin increased to 23.2% for the six months ended June 30, 2023, compared to gross margin of 16.3% for the same period in 2022. The increase in margin is related to $7.6 million of write offs during the six months ended June 30, 2022 versus $0.6 million of inventory write-offs during the six months ended June 30, 2023.
Salaries, Benefits and Payroll Taxes
Salaries, benefits and payroll taxes expenses decreased by approximately $3.7 million, or 41.6%, to $5.2 million for the three months ended June 30, 2023, compared to $8.8 million for the same period in 2022, The decrease is related to a reduction in workforce to right-size the business to align cost with revenue and focus on profitability. As we continue to closely monitor the evolving business landscape, we remain focused on identifying cost-saving opportunities while delivering on our strategy to recruit, train, promote and retain the most talented and success-driven personnel in the industry.
Salaries, benefits and payroll taxes expenses decreased by approximately $8.4 million or44.3% , to $10.5 million for the six months ended June 30, 2023, compared to $18.9 million for the same period in 2022, The decrease is related to a reduction in workforce to right-size the business to align cost with revenue and focus on profitability. As we continue to closely monitor the evolving business landscape, we remain focused on identifying cost-saving opportunities while delivering on our strategy to recruit, train, promote and retain the most talented and success-driven personnel in the industry.
General and Administrative Expenses
General and administrative expenses decreased by approximately $3.6 million or 34.2% to$7.0 million , for the three months ended June 30, 2023, compared to $10.6 million for the same period in 2022. The decrease is related to a major restructuring effort by the Company to reduce cost and right-size the business. The Company experienced the following decreases compared to 2nd quarter 2022, outbound freight by $0.9 million, facility expenses by $0.8 million, general insurance by $0.5 million, allowance for doubtful accounts by $0.6 million, merchant fees by $0.2 million, dues & subscriptions by $0.2 million and other G&A by $0.3 million.

General and administrative expenses decreased by approximately $7.5 million or 33.7%, to $14.8 million for the six months ended June 30, 2023, compared to $22.3 million for the same period in 2022. The Company experienced the following expense decreases compared to prior year, facility by $2.2 million, professional & outside services by $2.3 million, outbound freight by $1.6 million, general insurance by $0.7 million, marketing by $0.3 million, dues & subscriptions by $0.3 million, taxes & licenses by $0.3 million, merchant fees by $0.3 million, other G&A by $0.6 million offset by an increase in R&D expense of $0.2 million and bad debt expense of $0.9 million related to a reversal of $1.8 million VAT liability reserve due to an indemnification receivable recorded during the three months ended March 31, 2022.

Depreciation and amortization expense decreased $0.4 million, or 15.8% to $2.0 million, for the three months ended June 30, 2023, compared to $2.3 million for the same period in 2022. The decrease is related to a major restructuring effort to reduce cost and right-size the business resulting in the sale and disposal of assets related to reducing our warehousing and office footprint.

Depreciation and amortization expense decreased $0.8 million, or 16.5% to $4.0 million, for the six months ended June 30, 2023, compared to $4.8 million for the same period in 2022. The decrease is related to a major restructuring effort to reduce cost and right-size the business resulting in the sale and disposal of assets related to reducing our warehousing and office footprint.
Interest expense.
Interest expense increased approximately $0.7 million or 245.1% to $0.9 million, during the three months ended June 30, 2023 compared to $0.3 million for the same period in 2022. The increase is primarily related to the new Asset-Based Loan the Company closed during Q3 2022.
Interest expense increased approximately $1.1 million or 157.9% to $1.7 million, during the six months ended June 30, 2023 compared to $0.7 million for the same period in 2022. The increase is primarily related to the new Asset-Based Loan the Company closed during Q3 2022.

Other expense, net.
Other expense, net, decreased by approximately $0.5 million or 84.7% to $0.1 million for the three months ended June 30, 2023, compared to $0.6 million other expense, net, for the same period in 2022. The change is primarily due a loss related to the change in fair value of equity investment of $0.6 million recorded during the three months ended June 30, 2022.

Other expense, net, decreased by approximately $0.7 million or 121.9% to $0.1 million other income, net, for the six months ended June 30, 2023, compared to $0.6 million other expense, net, for the same period in 2022. The change is primarily due a loss related to the change in fair value of equity investment of $0.9 million recorded during the six months ended June 30, 2022.
Provision for (Benefit from) Income Taxes

As a result of the IPO and the related transactions completed in April 2019 (described further in "Note 1—Business Operations and Organizations" of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q), we owned a portion of the Common Units of the Operating Company, which was treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, the Operating Company was generally not subject to U.S. federal and certain state and local income taxes, however, certain states in which the Operating Company does business impose state composite and/or withholding income taxes. Any taxable income or loss generated by the Operating Company was passed through to and included in the taxable income or loss of its members, including Greenlane, on a pro-rata basis, in accordance with the terms of the Operating Agreement. The Operating Company was also subject to taxes in foreign jurisdictions. We are a corporation subject to U.S. federal income taxes, in addition to state and local income taxes, based on our share of the Operating Company’s pass-through taxable income.

Effective on December 31, 2022, the Operating Company became wholly owned by us. As a result, the Operating Company’s tax status was converted from a partnership to a disregarded entity. Starting in 2023, 100% of the Operating Company’s US income and expenses will be included in our US and state tax returns.
For the three and six months ended June 30, 2023 and 2022, respectively, the effective tax rate differed from the U.S. federal statutory tax rate of 21% primarily due to the Operating Company's pass-through structure for U.S. income tax purposes (through December 31, 2022), the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and the valuation allowance against the deferred tax asset.

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
Our CODM allocates resources to and assesses the performance of our two operating segments based on the operating segments' net sales and gross profit. The following table sets forth information by reportable segment for the three and six months ended June 30, 2023 and 2022, respectively:

	Three Months Ended June 30,						Six Months Ended June 30,
			% of Total Net sales		Change				% of Total Net sales		Change
	2023	2022	2023	2022	$	%	2023	2022	2023	2022	$	%
Net sales:
Consumer Goods	$6,025	$15,912	30.7%	39.9%	$(9,887)	(62.1)%	$13,835	$33,053	31.7%	38.2%	$(19,218)	(58.1)%
Industrial Goods	13,600	24,004	69.3%	60.1%	(10,404)	(43.3)%	29,749	53,397	68.3%	61.8%	(23,648)	(44.3)%
Total net sales	$19,625	$39,916					$43,584	$86,450

			% of Segment Net sales		Change				% of Segment Net sales		Change
Cost of sales:	2023	2022	2023	2022	$	%	2023	2022	2023	2022	$	%
Consumer Goods	$4,222	$12,848	70.1%	80.7%	$(8,626)	(67.1)%	$9,745	$27,167	70.4%	82.2%	$(17,422)	(64.1)%
Industrial Goods	10,829	18,969	79.6%	79.0%	(8,140)	(42.9)%	23,746	45,216	79.8%	84.7%	(21,470)	(47.5)%
Total cost of sales	$15,051	$31,817					$33,491	$72,383

Gross profit:
Consumer Goods	$1,803	$3,064	29.9%	19.3%	$(1,261)	(41.2)%	$4,090	$5,886	29.6%	17.8%	$(1,796)	(30.5)%
Industrial Goods	2,771	5,035	20.4%	21.0%	(2,264)	(45.0)%	6,003	8,181	20.2%	15.3%	(2,178)	(26.6)%
Total gross profit	$4,574	$8,099					$10,093	$14,067
Consumer Goods
For the three months ended June 30, 2023, our Consumer Goods operating segment reported net sales of approximately $6.0 million compared to approximately $15.9 million for the same period in 2022, representing a decrease of $9.9 million or 62.1%. The year-over-year decrease in net sales was due to a major restructuring effort and a shift in strategy to focus on in-house brands that carry a higher margin profile while rationalizing out third-party brand offerings, which generated top line revenue with lower margins. Net sales were also affected by the sale of the Company's minority interest in the Vibes brand during 2022. The Company is focused on profitable revenue and as a result top line revenue has significantly been reduced.
For the six months ended June 30, 2023 our Consumer Goods operating segment reported net sales of approximately $13.8 million compared to approximately $33.1 million for the same period in 2022, representing a decrease of $19.2 million or 58.1%. The year-over-year decrease in net sales was due to a major restructuring effort and a shift in strategy to focus on in-house brands that carry a higher margin profile while rationalizing out third-party brand offerings, which generated top line revenue with lower margins. Net sales were also affected by the sale of the Company's minority interest in the Vibes brand during 2022. The Company is focused on profitable revenue and as a result top line revenue has significantly been reduced.
For the three months ended June 30, 2023, cost of sales decreased by $8.6 million, or 67.1%, as compared to the same period in 2022. The decrease in cost of sales was primarily due to the $9.9 million aforementioned sales decrease of 62.1%.
For the six months ended June 30, 2023, cost of sales decreased by $17.4 million or 64.1% , as compared to the same period in 2022. The decrease in cost of sales was primarily due to a $19.2 million or 58.1% decrease in sales.
Gross margin increased to 29.9% for the three months ended June 30, 2023, compared to gross margin of approximately 19.3% for the same period in 2022. The increase is related to $1.8 million inventory write off recorded during the three months ended June 30, 2022 versus $0.1 million for the three months ended June 30, 2022..
Gross margin increased to 29.6% for the six months ended June 30, 2023, compared to gross margin of approximately 17.8% for the same period in 2022. The increase is related to $3.2 million inventory write off recorded during the three months ended June 30, 2022 versus $0.6 million for the three months ended June 30, 2022..

Industrial Goods
For the three months ended June 30, 2023, our Industrial Goods operating segment reported net sales of approximately $13.6 million compared to approximately $24.0 million for the same period in 2022, representing a decrease of $10.4 million or 43.3%. The year-over-year decrease in net sales was due to a major restructuring effort and a shift in strategy to focus on in-house brands that carry a higher margin profile while rationalizing out third-party brand offerings, which generated top line revenue with lower margins. The company transition out of the Industry packaging business, which impacted sales and required significant working capital and produced low margins. The company entered into a strategic partnership with an affiliate of one our existing vape suppliers (“Vape Partner”) to service certain key customers with vaporizer goods and services (the “Vape Partnership”). As part of the Vape Partnership, we will introduce our Vape Partner to to certain key customers, assist with the promotion and the sale of certain vaporizer goods and services, and help coordinate the logistics, storage and distribution of such vaporizer products. If our Vape Partner and key customer(s) enter into a direct relationship, the customers would directly purchase vaporizer goods and services, which we currently sell them, directly from our Vape Partner and we would no longer need to purchase such vape inventory on behalf of such key customer(s). In exchange we would earn quarterly and annual commission payments from our strategic partners. While the strategic partnerships will result in a decrease in top line revenue for these packaging and vape products these partnerships combined with some of our other restructuring initiatives, should allow us to reduce our overall cost-structure and enhance our margins, and convert millions of dollars of existing inventory back into cash, thereby improving our balance sheet. The Company is focused on profitable revenue and as a result top line revenue has significantly been reduced.
For the six months ended June 30, 2023, our Industrial Goods operating segment reported net sales of approximately $29.7 million compared to approximately $53.4 million for the same period in 2022, representing an decrease of $23.6 million or 44.3%. The year-over-year decrease in net sales was due to a major restructuring effort and a shift in strategy to focus on in-house brands that carry a higher margin profile while rationalizing out third-party brand offerings, which generated top line revenue with lower margins. The company transition out of the Industry packaging business, which impacted sales and required significant working capital and produced low margins. The company entered into a strategic partnership with an affiliate of one our existing vape suppliers (“Vape Partner”) to service certain key customers with vaporizer goods and services (the “Vape Partnership”). As part of the Vape Partnership, we will introduce our Vape Partner to to certain key customers, assist with the promotion and the sale of certain vaporizer goods and services, and help coordinate the logistics, storage and distribution of such vaporizer products. If our Vape Partner and key customer(s) enter into a direct relationship, the customers would directly purchase vaporizer goods and services, which we currently sell them, directly from our Vape Partner and we would no longer need to purchase such vape inventory on behalf of such key customer(s). In exchange we would earn quarterly and annual commission payments from our strategic partners. While the strategic partnerships will result in a decrease in top line revenue for these packaging and vape products these partnerships combined with some of our other restructuring initiatives, should allow us to reduce our overall cost-structure and enhance our margins, and convert millions of dollars of existing inventory back into cash, thereby improving our balance sheet. The Company is focused on profitable revenue and as a result top line revenue has significantly been reduced.
For the three months ended June 30, 2023, cost of sales decreased by $8.1 million, or 42.9%, as compared to the same period in 2022, due to the 43.3% decrease in sales.
For the six months ended June 30, 2023 cost of sales decreased by 21.5 million or 47.5%, as compared to the same period in 2022, due to the 44.3% decrease in sales year-over-year.
Gross margin was approximately 20.4% for the three months ended June 30, 2023, compared to gross margin of approximately 21.0% for the same period in 2022.
Gross margin was approximately 20.2% for the six months ended June 30, 2023, compared to gross margin of approximately 15.3% for the same period in 2022, representing a 4.9% year-over-year increase. The increase is related to inventory write offs of $4.4 million recorded during the six months ended June 30, 2022, compared to $0.0 million recorded during the six months ended June 30, 2023.

Net Sales by Geographic Regions

	Three Months Ended June 30,						Six Months Ended June 30,
			% of Net sales		Change				% of Net sales		Change
	2023	2022	2023	2022	$	%	2023	2022	2023	2022	$	%
Net sales:
United States	$18,560	$37,601	94.6%	94.2%	$(19,041)	(50.6)%	$40,952	$80,592	94.0%	93.2%	$(39,640)	(49.2)%
Canada	119	874	0.6%	2.2%	(755)	(86.4)%	425	2,729	1.0%	3.2%	(2,304)	(84.4)%
Europe	946	1,441	4.8%	3.6%	(495)	(34.4)%	2,207	3,129	5.1%	3.6%	(922)	(29.5)%
Total net sales	$19,625	$39,916	100.0%	100.0%	$(20,291)	(50.8)%	$43,584	$86,450	100.1%	100.0%	$(42,866)	(49.6)%
United States

For the three months ended June 30, 2023, our United States net sales were approximately $18.6 million, compared to approximately $37.6 million for the same period in 2022, representing an decrease of $19.0 million, or 50.6%. The year-over-year decrease in net sales was due to a major restructuring effort and a shift in strategy to focus on in-house brands that carry a higher margin profile while rationalizing out third-party brand offerings, which generated top line revenue with lower margins. Net sales were also affected by the sale of the Company's minority interest in the Vibes brand during 2022. The company transition out of the Industry packaging business, which impacted sales and required significant working capital and produced low margins. The company entered into a strategic partnership with an affiliate of one our existing vape suppliers (“Vape Partner”) to service certain key customers with vaporizer goods and services (the “Vape Partnership”). As part of the Vape Partnership, we will introduce our Vape Partner to to certain key customers, assist with the promotion and the sale of certain vaporizer goods and services, and help coordinate the logistics, storage and distribution of such vaporizer products. If our Vape Partner and key customer(s) enter into a direct relationship, the customers would directly purchase vaporizer goods and services, which we currently sell them, directly from our Vape Partner and we would no longer need to purchase such vape inventory on behalf of such key customer(s). In exchange we would earn quarterly and annual commission payments from our strategic partners. While the strategic partnerships will result in a decrease in top line revenue for these packaging and vape products these partnerships combined with some of our other restructuring initiatives, should allow us to reduce our overall cost-structure and enhance our margins, and convert millions of dollars of existing inventory back into cash, thereby improving our balance sheet. The Company is focused on profitable revenue and as a result top line revenue has significantly been reduced.

For the six months ended June 30, 2023, out United States net sales were approximately $41.0 million, compared to approximately $80.6 million for the same period in 2022, representing an decrease of $39.6 million, or 49.2%. The year-over-year decrease in net sales was due to a major restructuring effort and a shift in strategy to focus on in-house brands that carry a higher margin profile while rationalizing out third-party brand offerings, which generated top line revenue with lower margins. Net sales were also affected by the sale of the Company's minority interest in the Vibes brand during 2022. The company transition out of the Industry packaging business, which impacted sales and required significant working capital and produced low margins. The company entered into a strategic partnership with an affiliate of one our existing vape suppliers (“Vape Partner”) to service certain key customers with vaporizer goods and services (the “Vape Partnership”). As part of the Vape Partnership, we will introduce our Vape Partner to to certain key customers, assist with the promotion and the sale of certain vaporizer goods and services, and help coordinate the logistics, storage and distribution of such vaporizer products. If our Vape Partner and key customer(s) enter into a direct relationship, the customers would directly purchase vaporizer goods and services, which we currently sell them, directly from our Vape Partner and we would no longer need to purchase such vape inventory on behalf of such key customer(s). In exchange we would earn quarterly and annual commission payments from our strategic partners. While the strategic partnerships will result in a decrease in top line revenue for these packaging and vape products these partnerships combined with some of our other restructuring initiatives, should allow us to reduce our overall cost-structure and enhance our margins, and convert millions of dollars of existing inventory back into cash, thereby improving our balance sheet. The Company is focused on profitable revenue and as a result top line revenue has significantly been reduced.
Canada
For the three months ended June 30, 2023, our Canadian net sales were approximately $0.1 million, compared to approximately $0.9 million for the same period in 2022, representing a decrease of $0.8 million, or 86.4%. The decrease is related to a reduction in sales and marketing spend. The company is currently evaluating distribution and sales channels into Canada.
For the six months ended June 30, 2023, our Canadian net sales were approximately $0.4 million, compared to approximately $2.7 million for the same period in 2022, representing a decrease of $2.3 million, or 84.4%. The decrease is related to a reduction in sales and marketing spend. The company is currently evaluating distribution and sales channels into Canada.

Europe

For the three months ended June 30, 2023, our European net sales were approximately $0.9 million, compared to approximately $1.4 million for the same period in 2022, representing a decrease of $0.5 million or 34.4%. The decrease in net sales was due primarily to major restructuring efforts to improve the profitability of our European operations.

For the six months ended June 30, 2023, our European net sales were approximately $2.2 million, compared to approximately $3.1 million for the same period in 2022, representing a decrease of $0.9 million, or 29.5%. The decrease in net sales was due primarily to major restructuring efforts to improve the profitability of our European operations.
Liquidity and Capital Resources
Our primary requirements for liquidity and capital are working capital, debt service related to recent acquisitions and general corporate needs. Our primary sources of liquidity are our cash on hand and the cash flow that we generate from our operations, as well as proceeds from equity issuances, such as our June 2022, October 2022 and July 2023 Offerings, and our ATM program, each as described and defined further in Note 2 of our unaudited condensed consolidated financial statements included in Item 1, Part 1 of this Form 10-Q. As of June 30, 2023, we had approximately $4.7 million of cash, of which $0.3 million was held in foreign bank accounts, and approximately $20.6 million of working capital, which is calculated as total current assets minus total current liabilities, as compared to approximately $6.5 million of cash, of which $0.8 million was held in foreign bank accounts, and approximately $41.0 million of working capital as of December 31, 2022. The repatriation of cash balances from our foreign subsidiaries could have adverse tax impacts or be subject to capital controls; however, these balances are generally available to fund the ordinary business operations of our foreign subsidiaries without legal or other restrictions.
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
On March 31, 2022, the date on which our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "2021 Annual Report") was filed with the SEC, the Shelf Registration Statement became subject to the offering limits set forth in Instruction I.B.6 because our public float was less than $75 million. For so long as our public float is less than $75 million, the aggregate market value of securities sold by us under the Shelf Registration Statement (including our ATM Program) pursuant to Instruction I.B.6 during any 12 consecutive months may not exceed one-third of our public float. Since the launch of the ATM program in August 2021 and through December 31, 2022, we sold shares of our Class A common stock which generated gross proceeds of approximately $12.7 million and we paid fees to the sales agent of approximately $0.4 million. In light of our low cash position, we have been forced to sell stock under our ATM program at prices that may not otherwise be attractive and are dilutive. We have sold $2.2 million in securities pursuant to Instruction I.B.6 in the 12 calendar months preceding the date of filing of this Quarterly Report on Form 10-Q. Due to the untimely filing of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 we are unable to issue additional shares of Class A common stock pursuant to the ATM Program or otherwise use the Shelf Registration Statement for a period of 12 months, which will limit our liquidity options in the capital markets.
Common Stock and Warrant Offerings
On June 27, 2022, we entered into a securities purchase agreement with an accredited investor, pursuant to which we agreed to issue and sell an aggregate of 58,500 shares of our Class A common stock, pre-funded warrants to purchase up to 49,500 shares of our Class A common stock (the “June 2022 Pre-Funded Warrants”) and warrants to purchase up to 108,000 shares of our Class A common stock (the “June 2022 Standard Warrants” and, together with the June 2022 Pre-Funded Warrants, the “June 2022 Warrants”), in a registered direct offering (the “June 2022 Offering”). The June 2022 Offering generated gross proceeds of approximately $5.4 million and net proceeds to the Company of approximately $5.0 million. All June 2022 Pre-Funded Warrants were exercised in July 2022, for de minimis net proceeds.
On October 27, 2022, we entered into securities purchase agreements with certain investors, pursuant to which we agreed to issue and sell an aggregate of 695,555 shares of our Class A common stock, pre-funded warrants to purchase up to 137,778 shares of our Class A Common Stock (the "October 2022 Pre-Funded Warrants") and warrants to purchase up to 1,666,667 shares of our Class A common stock (the "October 2022 Standard Warrants"). The October 2022 units were offered pursuant to a Registration Statement on Form S-1 (the "October 2022 Offering"). The October 2022 Offering generated gross proceeds of approximately $7.5 million and net proceeds to the Company of approximately $6.8 million.

On June 29, 2023, we entered into securities purchase agreements with certain investors, pursuant to which we agreed to issue and sell an aggregate of 560,476 shares of our Class A common stock, pre-funded warrants to purchase up to 3,487,143 shares of our Class A Common Stock (the "July 2023 Pre-Funded Warrants") and warrants to purchase up to 8,095,238 shares of our Class A common stock (the "July 2023 Standard Warrants"). The July 2023 units were offered pursuant to a Registration Statement on Form S-1 (the "July 2023 Offering"). The July 2023 Offering generated gross proceeds of approximately $4.3 million and net proceeds to the Company of approximately $3.8 million and closed on July 3, 2023.
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

On August 7, 2023, we repaid the approximately $4.3 million in aggregate principal amount (the “Loan Repayment”) which remained outstanding under the terms of the Loan Agreement. As a result of the Loan Repayment, the Company has been released from its obligations under the Loan Agreement, in accordance with the terms of the Loan Agreement. See "Note 13 - Subsequent Events" for more information.

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

Future Receivables Financings

On July 31, 2023 and August 3, 2023, the Company received an aggregate of approximately $3.0 million in cash pursuant to the terms of future receivables financings (collectively, the “Future Receivables Financings”) entered into with two private lenders. The Company will make weekly payments under the Future Receivables Financings and is scheduled to repay the amounts due under the Future Receivables Financings in full in approximately six to eight months. See "Note 13 - Subsequent Events" for more information.

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

The Company has incurred net losses of $20.8 million and $125.9 million for the six months ended June 30, 2023 and the year ended December 31, 2022, respectively. For the six months ended June 30, 2023, cash provided by operating activities was $4.7 million, which included $4.85 million of cash from the ERC sale discussed above, and cash used in operating activities for the year ended December 31, 2023 was $26.4 million. The recent macroeconomic environment has caused weaker demand than contemplated under the Company's business plan, resulting in a reduction in projected revenue and cash flows for the twelve-month period included in the going concern evaluation.

As a result of our losses and our projected cash needs, combined with our current liquidity level, substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon successful execution of management’s intended plan over the next twelve months to improve the Company’s liquidity and profitability, which includes, without limitation:

▪Further reducing operating costs expense by taking additional restructuring actions to align cost with revenue to achieve profitability.
▪Increasing revenue by introducing new products and acquiring new customers.
▪Execute on strategic partnerships accretive to margins and operating cash
▪Seeking additional capital through the issuance of debt or equity securities.
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
As a result of our losses and our projected cash needs, combined with our current liquidity level, substantial doubt exists about the Company’s ability to continue as a going concern over the next twelve months from the date of this Form 10-Q. The Company’s ability to continue as a going concern is contingent upon successful execution of management’s intended plan over the next twelve months to improve the Company’s liquidity and profitability, which includes, without limitation:

▪Further reducing operating costs expense by taking additional restructuring actions to align cost with revenue to achieve profitability.
▪Increasing revenue by introducing new products and acquiring new customers.
▪Execute on strategic partnerships accretive to margins and operating cash
▪Seeking additional capital through the issuance of debt or equity securities.

The consolidated financial statements do not include any adjustments that may result from the outcome of this going concern uncertainty.
As of June 30, 2023, we did not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.
Cash Flows
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash provided by (used in) operating activities	$4,656	$(13,730)
Net cash provided by (used in) investing activities	(253)	(1,197)
Net cash provided (used in) by financing activities	(12,133)	11,115
Net Cash Provided by (Used in) Operating Activities
During the six months ended June 30, 2023, net cash provided by operating activities of approximately $4.7 million consisted of (i) net loss of $20.8 million, offset by non-cash adjustments to net loss of approximately $4.8 million, including depreciation and amortization of expense of approximately $4.0 million, equity-based compensation expense of approximately $0.3 million, change in the fair value of contingent consideration of approximately $0.1 million, and other expenses of approximately $0.5 million, and (ii) a $20.6 million decrease in working capital primarily driven by decreases in accounts receivable, inventories, vendor deposits and other current assets of approximately $19.7 million, increases in accounts payable of approximately $1.9 million, offset by decreases in customer deposits of approximately $1.0 million.
During the six months ended June 30, 2022, net cash used in operating activities of approximately $13.7 million consisted of (i) net loss of $33.2 million, offset by non-cash adjustments to net loss of approximately $6.8 million, including depreciation and amortization expense of approximately $4.8 million, equity-based compensation expense of approximately $1.6 million, and an offsetting reversal on the allowance of an indemnification receivable of approximately $1.8 million, and (ii) a $12.7 million decrease in working capital primarily driven by increases in accounts payable, accrued expenses and customer deposits of approximately $2.1 million, offset by increases in accounts receivable, inventories, vendor deposits and other current assets of approximately $10.6 million.
Net Cash Provided by (Used in) Investing Activities
During the six months ended June 30, 2023 and 2022, respectively, net cash used in investing activities of approximately $0.3 million and $1.2 million largely consisted of capital expenditures, including development costs for our new enterprise resource planning (ERP) system.
Net Cash Provided by (Used in) Financing Activities
During the six months ended June 30, 2023, net cash used in financing activities of approximately $12.1 million largely consisted of debt service payments of approximately $11.8 million, including $10.2 million related to the Asset-Based Loan and $1.6 million for the Eyce and DaVinci promissory notes, and $0.3 million in payments of contingent consideration related to the DaVinci acquisition.
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

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described in Item 9A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2022, which have not yet been remediated as of June 30, 2023.

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

There were no other changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, see Note 7 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023, except as set forth below.

There is substantial doubt about our ability to continue as a going concern through the next 12 months from the date of the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

We have incurred net losses of $20.8 million and $125.9 million for the six months ended June 30, 2023 and the year ended December 31, 2022, respectively. For the six months ended June 30, 2023, cash provided by operating activities was $4.7 million, which included $4.85 million of cash from the ERC sale discussed elsewhere in this Quarterly Report on Form 10-Q, and cash used in operating activities for the year ended December 31, 2023 was $26.4 million. We raised approximately $3.8 million in connection with the July 2023 Offering and approximately $3.0 million in connection with the Future Receivables Financings in July and August 2023. As a result of our losses and our projected cash needs, combined with our current liquidity level, substantial doubt exists about the Company’s ability to continue as a going concern over the next 12 months. The recent macroeconomic environment has caused weaker demand than contemplated under the Company's business plan, resulting in a reduction in projected revenue and cash flows for the twelve-month period included in the going concern evaluation.

Our ability to continue as a going concern is contingent upon successful execution of management’s intended plan over the next twelve months to improve the our liquidity and profitability, which includes, without limitation:

▪Further reducing operating costs expense by taking additional restructuring actions to align cost with revenue to achieve profitability.
▪Increasing revenue by introducing new products and acquiring new customers.
▪Execute on strategic partnerships accretive to margins and operating cash
▪Seeking additional capital through the issuance of debt or equity securities.

There can be no assurance that any such measures will be successful. If we are not successful in improving our liquidity position and the profitability of our operations, we may need to consider all strategic alternatives, including seeking additional debt or equity capital, reducing or delaying our business activities and strategic initiatives, or selling assets, other strategic transactions and/or other measures, including obtaining relief under the U.S. Bankruptcy Code. In addition, the perception that we may not be able to continue as a going concern may cause vendors and customers to choose not to do business with us due to concerns about our ability to meet our contractual obligations. If we seek additional financing to fund our operations and there remains substantial doubt about our ability to continue as a going concern, our financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all. The consolidated financial statements do not include any adjustments that may result from the outcome of this going concern uncertainty. Such adjustments could be material.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1
Amendment to the Amended and Restated Certificate of Incorporation of Greenlane Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to Greenlane's Current Report on Form 8-K, filed on June 2, 2023).

4.1	Form of July 2023 Standard Warrant (Incorporated by reference to Exhibit 4.1 to Greenlane's Current Report on Form 8-K, filed on July 3, 2023).
4.2	Form of July 2023 Pre-Funded Warrant (Incorporated by reference to Exhibit 4.2 to Greenlane's Current Report on Form 8-K, filed on July 3, 2023).
4.3	Form of July 2023 Warrant Amendment (Incorporated by reference to Exhibit 4.3 to Greenlane's Current Report on Form 8-K, filed on July 3, 2023).
10.1	Form of July 2023 Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to Greenlane's Current Report on Form 8-K, filed on July 3, 2023).
10.2	Placement Agency Agreement, dated as of June 29, 2023 (Incorporated by reference to Exhibit 10.2 to Greenlane's Current Report on Form 8-K, filed on July 3, 2023).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders’ Equity, and (iv) Condensed Consolidated Statements of Cash Flows. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL.
______________________________________________
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREENLANE HOLDINGS, INC.

Date: August 14, 2023	By:	/s/ Lana Reeve
Lana Reeve Chief Financial and Legal Officer (Principal Financial and Accounting Officer)