Form 10-K/A
period 2022-12-31
Greenlane Holdings, Inc.
filed 2024-01-05
CIK 1743745

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
Securities registered pursuant to Section 12 (g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act. Yes  ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐   No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☐  No  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $22.3 million based upon the closing price reported for such date on the Nasdaq Global Market.
As of March 31, 2023, Greenlane Holdings, Inc. had 15,878,404 shares of Class A common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Form 10-K/A to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2022.

EXPLANATORY NOTE

Overview

Greenlane Holdings, Inc. ("Greenlane, the "Company", "we", "our" and similar terms) is filing this Amendment No. 1 on Form 10-K/A ("Amendment No. 1") to amend and restate certain items presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, which was initially filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023 (the “Original Form 10-K”). This Amendment No. 1 contains our audited restated annual financial statements as of and for the year ended December 31, 2022 and our unaudited restated quarterly condensed financial statements for the quarterly and year-to-date periods ended September 30, 2022 (collectively, the “Affected Periods”), respectively, which have been restated to correct certain errors related to the accounting for definite-lived intangibles and property and equipment as further described below (the “Misstatements”) (refer to "Note 2 — Summary of Significant Accounting Policies - Restatement of Previously Issued Financial Statements" and "Note 14 — Selected Quarterly Financial Information (Unaudited)" to our financial statements included in Part II, Item 8 of this Amendment No.1 for additional information).

In addition, we intend to file amendments (such reports, together with this Amendment No. 1, the “Amended Reports”) to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2023, originally filed with the SEC on May 16, 2023 and the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, originally filed with the SEC on August 14, 2023 (“Original Forms 10-Q” and together with the Original Form 10-K, the “Original Reports”), to account for the Misstatements during the periods presented therein and to restate our unaudited condensed financial statements for the quarterly periods ended March 31, 2023 and June 30, 2023. All material restatement information that relates to the Misstatements will be included in the Amended Reports, and we do not intend to separately amend other filings that the Company has previously filed with the SEC. As a result, such prior reports should no longer be relied upon.

This Amendment No. 1 also includes amendments to and restates and revises the following items of the Original Form 10-K as of and for the year ended December 31, 2022:

▪Part I — Item 1A. Risk Factors
▪Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
▪Part II — Item 8. Financial Statements and Supplementary Data
▪Part IV — Item 15. Exhibits, Financial Statement Schedules

In accordance with applicable SEC rules, this Amendment No. 1 includes new certifications specified in Rule 13a-14 under the Exchange Act from our Chief Executive Officer and Chief Legal and Financial Officer dated as of the date of this filing. This Amendment No. 1 also contains a modified report of Marcum LLP (“Marcum”), the Company’s independent registered public accounting firm, on the financial statements for year ended December 31, 2022 and a new consent of Marcum.

Other than as described above, this Amendment No. 1 does not reflect adjustments for events occurring after the filing of the Original Form 10-K except to the extent that they are otherwise required to be included and discussed herein. See below and Part II, Item 8, "Note 2 — Summary of Significant Accounting Policies - Restatement of Previously Issued Financial Statements" in the notes to the financial statements included in this Amendment No. 1, for a detailed discussion of the effect of the restatement on the financial statements included in this Amendment No. 1.

Except as noted herein, the information included in the Original Form 10-K remains unchanged. This Amendment No. 1 continues to describe the conditions as of the date of the Original Form 10-K and, except as contained herein, we have not updated or modified the disclosures contained in the Original Form 10-K to reflect any events that have occurred after the Original Form 10-K. Accordingly, forward-looking statements included in this Amendment No. 1 may represent management’s views as of the Original Form 10-K and should not be assumed to be accurate as of any date thereafter. This Amendment No. 1 should be read in conjunction with the Company's filings made with the SEC subsequent to the filing of the Original Form 10-K, including any amendment to those filings.

Background on the Restatement

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2023, on November 10, 2023, the Audit Committee of the Board of Directors (the “Audit Committee”) of the Company, after consultation with management and discussions with Marcum LLP, the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2022, concluded that the sequence it used in applying the guidance in ASC 360-10-35 and ASC-350-10 was done out of order in determining whether an impairment of its definite-lived intangible assets existed as of September 30, 2022. Under the guidance provided by ASC 360-10-35, the carrying amounts of any assets that are not within the scope of ASC 360-10, other than goodwill, should be adjusted for impairment, as necessary, prior to testing long-lived assets for impairment under ASC-350-10 and the carrying amount of assets within the scope of ASC 360-10 should be adjusted for impairment prior to testing goodwill for impairment under ASC 350-10.
3

Additionally, on January 2, 2024, the Audit Committee, after consultation with management and discussions with Marcum LLP, concluded that carrying value of the Company's ERP system capitalized cost under ASC 360-10 was impaired due to the asset not being able to be sold separately from the business, and the current enterprise value of the business does not support the carrying value of the ERP system.

As a result, the carrying balance of definite-lived intangible assets and property and equipment was overstated in the Company’s previously issued unaudited consolidated financial statements for the quarterly period ended September 30, 2022, which also impacted the audited consolidated financial statements for the annual period ended December 31, 2022, and the quarterly unaudited consolidated financial statements for the quarterly periods ended March 31, 2023 and June 30, 2023 (collectively, the “Affected Periods”), as well as the relevant portions of any communication or filings which describe or are based on such financial statements, and therefore these financial statements for the Affected Periods should no longer be relied upon and are to be restated.

These changes are to non-cash items and do not change the Company’s reported operating revenues or costs of goods sold, however, the Company determined that these changes have a material impact on the as-filed financial statements for the Affected Periods, and as a result, the restatement of the Affected Periods is required.

There was no impact to net cash flows related to operating, financing or investing activities for any of the Affected Periods.

4

Greenlane Holdings, Inc.
Form 10-K/A
For the Fiscal Year Ended December 31, 2022

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Amendment No. 1 contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in Part, Item 7 of this Form 10-K/A under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could” and similar expressions. Examples of forward-looking statements include, without limitation:

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
Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K/A under the heading “Risk Factors" and in other documents that we file from time to time with the Securities and Exchange Commission (the "SEC").
Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances, or achievements expressed or implied by the forward-looking statements. These risks include, but are not limited to, those listed below and those discussed in greater detail in Part I, Item 1A of this Form 10-K/A under the heading “Risk Factors."
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
•public health crises;
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
We manage our business in two different, but complementary, business segments. The first is the Consumer Goods segment, which focuses on serving consumers across wholesale, retail, and e-commerce operations—offering both our Greenlane Brands, as well as ancillary products and accessories, from select leading third-party brands, such as Storz and Bickel, Grenco Science, PAX, Cookies and more. The Consumer Goods segment forms a central part of our growth strategy, especially as it relates to scaling our own portfolio of higher-margin proprietary owned brands. In addition to our Consumer Goods segment, we have our Industrial Goods segment, which focuses on serving Cannabis Operators by providing ancillary products essential to their daily operations and growth, such as packaging and vaporization solutions, including our Greenlane Brand Pollen Gear. Refer to "Note 11— Segment Reporting" within Item 8 to this Annual Report on Form 10-K/A for additional information on our reportable segments.

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

Trademarks

We own a number of registered trademarks and service marks, including without limitation, trademarks in the relevant classes of goods for Greenlane, Higher Standards, Aerospaced, Groove, Pollen Gear, Eyce, and most recently DaVinci. We also license certain trademarks and other intellectual property, most notably those associated with our Marley Natural and Keith Haring brands. Solely for convenience, trademarks and trade names referred to in this Form 10-K/A may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. In addition, this Form 10-K/A contains trade names, trademarks and service marks of other companies that we do not own. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies. We believe our largest trademarks are widely recognized throughout the world and have considerable value. The duration of trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

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

Available Information

The Company’s Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the SEC. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC. Such reports and other information filed by us with the SEC are available free of charge at investor.gnln.com/financial-information/sec-filings when such reports are available on the SEC’s website. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We periodically provide other information for investors on our corporate website, www.gnln.com, and our investor relations website, investor.gnln.com. This includes press releases and other information about financial performance, information on corporate governance and details related to our annual meeting of shareholders. The information contained on the websites referenced in this Form 10-K/A is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.
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

As discussed elsewhere in this Annual Report on Form 10-K/A, we incurred an impairment charges of approximately $129.4 million during the year ended December 31, 2022 related to the write-down of goodwill, indefinite-lived intangible assets and property, and equipment. We cannot predict the amount and timing of any future impairments, if any.

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

From time to time, we may experience changes in our customer mix, our product mix or our competition mix. Changes in our customer mix may result from geographic expansion or contractions, mergers and acquisitions among our customer base, legislative, regulatory or enforcement priority changes affecting the products we distribute, selling activities within current geographic markets and targeted selling activities to new customer sectors. For example, our recent merger has shifted our customer mix to include a greater concentration of customers who engage in the cultivation, processing, and/or sale of cannabis. Changes in our product mix may result from marketing activities to existing customers, the needs of existing and prospective customers and from regulatory and legislative changes. Changes in our competition mix may result from well-financed competitors entering into our business segment or existing competitors growing their operations. If customer demand for lower-

margin products increases and demand for higher-margin products decreases, our business, results of operations and financial condition may suffer.

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

In addition to the FDA regulations concerning vaporizer products discussed elsewhere in this Annual Report on Form 10-K/A, we are subject to regulation by numerous other federal agencies, including the Federal Trade Commission, the Alcohol and Tobacco Tax and Trade Bureau, the Federal Communications Commission, the U.S. Environmental Protection Agency, the U.S. Department of Agriculture, U.S. Customs and Border Protection and the U.S. Center for Disease Control and Prevention’s Office on Smoking and Health. There have also been adverse legislative and political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, which have received widespread public attention. There can be no assurance as to the ultimate content, timing or effect of any regulation of vaporizer products by governmental bodies, nor can there be any assurance that potential corresponding declines in demand resulting from negative media attention would not have a material adverse effect on our business, results of operations and financial condition.

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

These material weaknesses contributed to a material misstatement of the carrying balance of our definite-lived intangible assets and property and equipment, and related financial disclosures for the Affected Periods. The existence of any additional future material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to further restate our financial statements, cause us to fail to meet our reporting obligations, and cause investors to lose confidence in our reported financial information, any of which could lead to a decline in the per share trading price of our common stock.

As described in Item 9A of Part II of this Amendment No. 1 to Annual Report on Form 10-K/A, we are continuing to implement our remediation plan to address the identified material weaknesses, and our management continues to be actively engaged in the remediation efforts. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

We may face litigation and other risks because of the material weaknesses in our internal control over financial reporting.

Based on management’s evaluation and the Audit Committee's consultation with our financial and legal advisors, we concluded that it was appropriate to restate our previously issued consolidated financial statements for the Affected Periods. We determined that material weaknesses in our internal controls over financial reporting contributed to the need to restate our consolidated financial statements.

As a result of these material weaknesses, the restatement, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our consolidated financial statements. We can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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
ITEM 3. LEGAL PROCEEDINGS

For information regarding legal proceedings as of December 31, 2022, see "Note 7—Commitments and Contingencies" of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Amendment No. 1 to Form 10-K/A.
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

ITEM 6. [Reserved]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Amendment No. 1. As discussed in the section titled “Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Furthermore, any forward-looking statements herein were as of the Original Form 10-K, filed with the SEC on March 31, 2023, except for the additional risks arising in relation to the material weaknesses and restatement that are subject of this Amendment No. 1. See “Explanatory Note” in the beginning of this Amendment No. 1. Additionally, certain risks in Item 1A "Risk Factors" have been updated to reflect the Company's risks as of the date of this amended filing. Please refer to a discussion of the Company's forward-looking statements and associated risks in Part II, Item 1A, "Risk Factors" of this Amendment No. 1.

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

We manage our business in two different, but complementary, business segments. The first is the Consumer Goods segment, which focuses on serving consumers across wholesale, retail, and e-commerce operations—offering both our Greenlane Brands as well as ancillary products and accessories from select leading third-party brands, such as Storz and Bickel, Grenco Science, PAX, Cookies and more. The Consumer Goods segment forms a central part of our growth strategy, especially as it relates to scaling our own portfolio of higher-margin proprietary owned brands. In addition to our Consumer Goods segment, we have our Industrial Goods segment, which focuses on serving Cannabis Operators by providing ancillary products essential to their daily operations and growth, such as packaging and vaporization solutions, including our Greenlane Brand Pollen Gear. Refer to "Note 11— Segment Reporting" within Item 8 to this Annual Report on Form 10-K/A for additional information on our reportable segments.

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

All share and per share amounts in this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022 have been retroactively adjusted for all periods presented to give effect to the Reverse Stock Split.

Restatement of Previously Issued Financial Statements

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the correction of the Misstatements described in the Explanatory Note, in our previously reported audited financial statements for the fiscal year ended December 31, 2022 including the restatement of the financial statements for fiscal year ended December 31, 2022 and for the quarterly period ended September 30, 2022. The Company has disclosed in the section below titled Quarterly Discussion and Analysis summarized trends of certain balances that were materially impacted during the period ended September 30, 2022 due to the restatements. For additional information and a detailed discussion of these error corrections, refer to the Explanatory Note, Part II, Item 8, "Note 2 — Summary of Significant Accounting Policies - Restatement of Previously Issued Financial Statements” and Part II, Item 8, "Note 14 — Selected Quarterly Financial Information (Unaudited)."
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

Recent Accounting Pronouncements

See "Note 2—Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K/A.

Results of Operations

The following table presents operating results for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
			% of Net sales		Change
	2022	2021	2022	2021	$	%
	(As restated)
Net sales	$137,085	$166,060	100.0%	100.0%	$(28,975)	(17.4)%
Cost of sales	112,102	132,207	81.8%	79.6%	(20,105)	(15.2)%
Gross profit	24,983	33,853	18.2%	20.4%	(8,870)	(26.2)%

Operating expenses:
Salaries, benefits and payroll taxes	31,290	34,012	22.8%	20.5%	(2,722)	(8.0)%
General and administrative	41,000	47,874	29.9%	28.8%	(6,874)	(14.4)%
Goodwill and indefinite-lived intangibles impairment charge	71,360	—	52.1%	—%	71,360	*
Definite-lived intangibles impairment charge	50,694	—	37.0%	—%	50,694	*
Property and equipment impairment charge	7,336	—	5.4%	—%	7,336	*
Depreciation and amortization	7,405	4,689	5.4%	2.8%	2,716	57.9%
Total operating expenses	209,085	86,575	152.6%	52.1%	122,510	141.5%
Loss from operations	(184,102)	(52,722)	(134.4)%	(31.7)%	(131,380)	249.2%

Other income (expense), net:
Interest expense	(2,450)	(574)	(1.8)%	(0.3)%	(1,876)	326.8%
Employee retention credits	4,854	—	3.5%	—%	4,854	*
Other expense, net	(541)	(117)	(0.4)%	(0.1)%	(424)	362.4%
Total other expense, net	1,863	(691)	1.3%	(0.4)%	2,554	*
Loss before income taxes	(182,239)	(53,413)	(133.1)%	(32.3)%	(128,826)	241.2%
Provision for income taxes	(13)	10	—%	—%	(23)	(230.0)%
Net loss	(182,226)	(53,423)	(133.1)%	(32.3)%	(128,803)	241.1%
Net loss attributable to non-controlling interest	(12,717)	(22,840)	(9.3)%	(13.8)%	10,123	(44.3)%
Net loss attributable to Greenlane Holdings, Inc.	$(169,509)	$(30,583)	(123.8)%	(18.4)%	$(138,926)	454.3%
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
General and Administrative Expenses
General and administrative expenses decreased by approximately $6.9 million, or 14.4%, for the year ended December 31, 2022, compared to the same period in 2021. This decrease was primarily due to a decrease of approximately $4.9 million in professional fees related to accounting, legal, general sub-contracting and M&A; a decrease of $1.1 million in insurance expense, a decrease of $1.3 million in marketing expense, a decrease of $1.6 million in merchant credit card fees due to the decrease in revenue and a gain of $1.4 million related to the sale of assets primarily driven by the sale of the Company's 50% interest in the Vibes entity and the Company's headquarters in Boca Florida offset by some asset losses. The decreases were offset by a one-time VAT liability gain recorded in 2021 of $1.7 million, bad debt expense increase of $1.1 million and increases in other general and administrative expenses of $0.7 million.
Goodwill and Indefinite-Lived Intangibles Impairment Charge

We incurred a goodwill and indefinite-lived intangibles impairment charge of approximately $71.4 million during the year ended December 31, 2022, compared to no such impairment charge for the comparable period in 2021. This impairment charge was due to declining business and declining enterprise value.
Definite-Lived Intangibles Impairment Charge

As discussed in "Note 2 — Significant Accounting Policies - Restatement of Previously Issued Financial Statements," we incurred an impairment charge of approximately $50.7 million during the year ended December 31, 2022, compared to no such impairment charge for the comparable period in 2021. This impairment charge was due to declining business and declining enterprise value.
Property and Equipment Impairment Charge

As discussed in "Note 2 — Significant Accounting Policies - Restatement of Previously Issued Financial Statements," we incurred an impairment charge of approximately $7.3 million related to capitalized ERP software costs during the year ended December 31, 2022, compared to no such impairment charge for the comparable period in 2021. This impairment charge was due to declining business and declining enterprise value.
Depreciation and Amortization Expenses

Depreciation and amortization expense increased $2.7 million, or 57.9%, for the year ended December 31, 2022, compared to the same period in 2021. The increase is primarily related to the additional depreciation and amortization expense related to assets acquired in conjunction with the KushCo merger, the Eyce and DaVinci business acquisitions, and the ERP implementation.
Other Income (Expense), Net
Interest expense
Interest expense increased approximately $1.9 million during the fiscal year 2022 versus fiscal year 2021. The increase is primarily related to the new Asset-Based Loan, Bridge Loan and the Eyce and DaVinci promissory notes.
Employee retention credits
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
Other expense, net
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
Our chief operating decision maker ("CODM") allocates resources to and assesses the performance of our two operating segments based on the operating segments' net sales and gross profit. The following table sets forth information by reportable segment for the years ended December 31, 2022 and 2021:

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
Quarterly Discussion and Analysis
The following discussion should be read in conjunction with the accompanying restated unaudited condensed consolidated financial statements disclosed in Note 14 to our financial statements included in Part II, Item 8 of this Amendment No. 1.
Definite-Lived Intangibles and Fixed Asset Impairment Charge

As discussed in "Note 2 — Significant Accounting Policies - Restatement of Previously Issued Financial Statements," we incurred an impairment charge of approximately $50.7 million to Definite-Lived Intangibles and $7.3 million to Fixed Assets during the three months ended September 30, 2022, compared to no such impairment charge for the comparable period in 2021. This impairment charge was due to declining business and declining enterprise value.
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

Cash Flows
The following summary of cash flows for the periods indicated has been derived from our consolidated financial statements included in Part II, Item 8 of this Form 10-K/A:

	Year Ended December 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(26,426)	$(37,330)
Net cash provided by (used in) investing activities	12,025	(19,691)
Net cash provided by financing activities	13,930	38,963
Net Cash Used in Operating Activities
During 2022, net cash used in operating activities of approximately $26.4 million was a result of a net loss of $182.2 million offset by non-cash adjustments to net loss of $140.6 million, including an impairment charges related to goodwill and indefinite-lived intangibles of $71.4 million, definite-lived intangibles of $50.7 million and property and equipment of $7.3 million. In addition, there was a $15.2 million increase in cash provided by working capital primarily driven by decreases in our accrued expenses and accounts payable, and decreases in inventories offset by higher other current assets.
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

Restatement of Previously Issued Financial Statements

As discussed in Note 2 to the financial statements, the Company has restated its financial statements as of December 31, 2022 and for the year then ended to correct certain misstatements.

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

Costa Mesa, CA
March 31, 2023 (except for the effects of the restatement discussed in Note 2, as to which the date is January 5, 2024)

GREENLANE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share amounts)

	December 31, 2022	December 31, 2021
	(As restated)
ASSETS
Current assets
Cash	$6,458	$12,857
Restricted cash	5,718	—
Accounts receivable, net of allowance of $4,826 and $1,285 at December 31, 2022 and 2021, respectively	6,468	14,690
Inventories, net	40,643	66,982
Vendor deposits	6,296	18,475
Assets held for sale	—	75
Other current assets (Note 8)	11,120	11,658
Total current assets	76,703	124,737

Property and equipment, net	3,962	20,851
Intangible assets, net	—	84,710
Goodwill	—	41,860
Operating lease right-of-use assets	3,442	9,128
Other assets	5,578	4,541
Total assets	$89,685	$285,827

LIABILITIES
Current liabilities
Accounts payable	$14,953	$23,041
Accrued expenses and other current liabilities (Note 8)	11,882	25,128
Customer deposits	3,983	7,924
Current portion of notes payable, including $0 and $8,000 owed to related party at December 31, 2022 and 2021, respectively	3,185	11,615
Current portion of operating leases	1,528	3,091
Current portion of finance leases	128	169
Total current liabilities	35,659	70,968

Notes payable, less current portion and debt issuance costs, net	13,040	10,607
Operating leases, less current portion	1,887	6,142
Finance leases, less current portion	29	72
Other liabilities	79	1,674
Total long-term liabilities	15,035	18,495
Total liabilities	50,694	89,463

Commitments and contingencies (Note 7)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share, 600,000 shares authorized, and 15,985 shares issued and outstanding as of December 31, 2022; 600,000 shares authorized, 4,260 shares issued and outstanding as of December 31, 2021*	152	43
Class B common stock, $0.0001 par value per share, 30,000 shares authorized, and 0 shares issued and outstanding as of December 31, 2022; 30,000 shares authorized, and 1,087 shares issued and outstanding as of December 31, 2021*	—	—
Class C Common stock, $0.0001 par value per share, no shares authorized as of December 31, 2022; 0 shares authorized, and 0 shares issued and outstanding as of December 31, 2021	—	—
Additional paid-in capital*	263,880	229,705
Accumulated deficit	(225,114)	(55,544)
Accumulated other comprehensive income	55	324
Total stockholders’ equity attributable to Greenlane Holdings, Inc.	38,973	174,528
Non-controlling interest	18	21,836
Total stockholders’ equity	38,991	196,364
Total liabilities and stockholders’ equity	$89,685	$285,827
*After giving effect to the one-for-20 Reverse Stock Split effective August 9, 2022.
The accompanying notes are an integral part of these consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)

	For the year ended December 31,
	2022	2021
	(As restated)
Net sales	$137,085	$166,060
Cost of sales	112,102	132,207
Gross profit	24,983	33,853

Operating expenses:
Salaries, benefits and payroll taxes	31,290	34,012
General and administrative	41,000	47,874
Goodwill and indefinite-lived intangibles impairment charge	71,360	—
Definite-lived intangibles impairment charge	50,694	—
Property and equipment impairment charge	7,336	—
Depreciation and amortization	7,405	4,689
Total operating expenses	209,085	86,575
Loss from operations	(184,102)	(52,722)

Other income (expense), net:
Interest expense	(2,450)	(574)
Employee retention credits	4,854	—
Other expense, net	(541)	(117)
Total other income (expense), net	1,863	(691)
Loss before income taxes	(182,239)	(53,413)
(Benefit from) provision for income taxes	(13)	10
Net loss	(182,226)	(53,423)
Less: Net loss attributable to non-controlling interest	(12,717)	(22,840)
Net loss attributable to Greenlane Holdings, Inc.	$(169,509)	$(30,583)

Net loss attributable to Class A common stock per share - basic and diluted (Note 9)*	$(22.51)	$(15.85)
Weighted-average shares of Class A common stock outstanding - basic and diluted (Note 9)*	7,531	1,930

Other comprehensive income (loss):
Foreign currency translation adjustments	(211)	115
Unrealized gain (loss) on derivative instrument	26	376
Comprehensive loss	(182,411)	(52,932)
Less: Comprehensive loss attributable to non-controlling interest	(12,633)	(22,644)
Comprehensive loss attributable to Greenlane Holdings, Inc.	$(169,778)	$(30,288)
*After giving effect to the one-for-20 Reverse Stock Split effective August 9, 2022.
The accompanying notes are an integral part of these consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital*	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Stockholders’ Equity
	Shares*	Amount*	Shares*	Amount*	Shares	Amount
Balance December 31, 2020	666	$7	175	$—	76,039	$8	$39,869	$(24,848)	$29	$54,192	$69,257
Net loss	—	—	—	—	—	—	—	(30,583)	—	(22,840)	(53,423)
Equity-based compensation	9	—	—	—	—	—	3,131	—	—	2,543	5,674
Exchanges of noncontrolling interest for Class A common stock	354	4	(260)	—	(5,738)	(1)	12,244	—	—	(12,247)	—
Exercise of Class A common stock options and warrants	301	3	—	—	—	—	304	—	—	—	307
Conversion of Class C common stock	—	—	1,172	—	(70,301)	(7)	7	—	—	—	—
Issuance of Class A common stock and pre-funded warrants, net of costs	2,939	29	—	—	—	—	174,574	—	—	—	174,603
Member distribution	—	—	—	—	—	—	—	(200)	—	—	(200)
Cancellation of Class B common stock due to forfeitures	—	—	—	—	—	—	8	—	—	(8)	—
Other comprehensive income	—	—	—	—	—	—	—	—	295	196	491
Other	(9)	—	—	—	—	—	(432)	87	—	—	(345)
Balance December 31, 2021	4,260	43	1,087	—	—	—	229,705	(55,544)	324	21,836	196,364
Net loss (As restated)	—	—	—	—	—	—	—	(169,509)	—	(12,717)	(182,226)
Equity-based compensation	109	(2)	—	—	—	—	1,413	—	—	259	1,670
Issuance of Class A shares, net of costs - ATM Program	853	9	—	—	—	—	9,016	—	—	—	9,025
Issuance of Class A shares - contingent consideration	191	2	—	—	—	—	3,484	—	—	—	3,486
Issuance of Class A shares, net of costs - June 2022 Offering	585	6	—	—	—	—	5,034	—	—	—	5,040
Issuance of Class A shares, net of costs - October 2022 Offering	8,333	84	—	—	—	—	6,926	—	—	—	7,010
Issuance of Class A shares - Amended Eyce APA (Note 3)	72	1	—	—	—	—	656	—	—	—	657
Issuance of Class A common stock and pre-funded warrants, net of costs	495	—	—	—	—	—	—	—	—	—	—
Reclassification adjustment for gain included in net loss (Note 4)	—	—	—	—	—	—	—	—	(332)	—	(332)
VIBES disposition / deconsolidation (Note 3)	—	—	—	—	—	—	—	—	—	(1,789)	(1,789)
Exchanges of noncontrolling interest for Class A common stock (As restated)	1,087	9	(1,087)	—	—	—	7,646	—	—	(7,655)	—
Other comprehensive income	—	—	—	—	—	—	—	—	63	84	147
Other	—	—	—	—	—	—	—	(61)	—	—	(61)
Balance Balance December 31, 2022 (As restated)	15,985	$152	—	$—	—	$—	$263,880	$(225,114)	$55	$18	$38,991

*After giving effect to the one-for-20 Reverse Stock Split effective August 9, 2022.
The accompanying notes are an integral part of these consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended December 31
	2022	2021
Cash flows from operating activities:
Net loss (including amounts attributable to non-controlling interest) (As restated)	$(182,226)	$(53,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization (As restated)	7,405	4,689
Equity-based compensation expense	2,298	5,715
Goodwill and indefinite-lived intangibles impairment charge	71,360	—
Definite-lived intangibles impairment charge (As restated)	50,694	—
Property and equipment impairment charge (As restated)	7,336	—
Change in fair value of contingent consideration	509	189
Write-off of Eyce 2022 Contingent Payment in conjunction with the Amended Eyce APA	(267)	—
Change in provision for doubtful accounts	3,311	236
Gain related to indemnification asset	(2,018)	(1,692)
(Gain) loss on disposal of fixed assets	1,398	109
(Gain) loss on disposal of held-for-sale assets	(705)	97
Gain related to VIBES disposition / deconsolidation (Note 3)	(2,062)	—
Realized and unrealized loss on equity investments	1,214	171
Realized (gain) loss on interest rate swap contract (Note 4)	(408)	—
Amortization of deferred financing costs and debt discount	644	23
Other	(124)	63
Changes in operating assets and liabilities, net of the effects of acquisitions:
Decrease (increase) in accounts receivable	4,910	(1,393)
Decrease (increase) in inventories	26,345	5,730
Decrease (increase) in vendor deposits	7,899	(43)
Decrease (increase) in other current assets	(2,595)	9,087
(Decrease) increase in accounts payable	(6,459)	(1,301)
(Decrease) Increase in accrued expenses and other liabilities	(10,944)	(6,808)
(Decrease) increase in customer deposits	(3,941)	1,221
Net cash used in operating activities	(26,426)	(37,330)
Cash flows from investing activities:
Purchase consideration paid for acquisitions, net of cash acquired	—	(15,646)
Proceeds from VIBES disposition (Note 3)	4,567	—
Purchases of property and equipment, net	(2,784)	(4,400)
Proceeds from sale of assets held for sale	9,593	675
Proceeds from sale of equity investments	649	—
Purchase of intangible assets, net	—	(320)
Net cash provided by (used in) investing activities	12,025	(19,691)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock, net of costs	21,075	32,643
Proceeds from exercise of stock options and warrants	—	307
Proceeds from issuance of note payable to related party, net	—	7,868
Proceeds from Asset-Based Loan	14,550	—
Debt issuance costs	(1,472)	(220)
Payments on Eyce and DaVinci promissory notes	(3,407)	(908)
Payments on Real Estate Note	(7,958)	(167)
Repayment of Bridge Loan	(8,000)	—
Proceeds from termination of interest rate swap	145	—
Purchase consideration paid for Eyce LLC acquisition	(875)	—
Member distributions	—	(200)
Other	(128)	(360)
Net cash provided by financing activities	13,930	38,963
Effects of exchange rate changes on cash	(210)	480
Net (decrease) in cash and restricted cash	(681)	(17,578)
Cash and restricted cash, as of beginning of the period	12,857	30,435
Cash and restricted cash, as of end of the period	$12,176	$12,857

The accompanying notes are an integral part of these consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

Reconciliation of cash and restricted cash to consolidated balance sheets
	For the year ended December 31
	2022	2021
Beginning of the period
Cash	$12,857	$30,435
Restricted cash	—	—
Total cash and restricted cash, beginning of period	$12,857	$30,435

End of the period
Cash	$6,458	$12,857
Restricted cash	5,718	—
Total cash and restricted cash, end of period	$12,176	$12,857

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$2,251	$574
Cash paid during the period for income taxes	$76	$39
Cash paid for amounts included in the measurement of lease liabilities	$2,659	$1,978
Lease liabilities arising from obtaining finance lease assets	$—	$119

Non-cash investing and financing activities:
Issuance of Class A common stock for business acquisitions	$3,486	$141,960
Non-cash purchases of property and equipment	$909	$1,659
Issuance of promissory notes for Eyce and DaVinci business acquisitions	$—	$7,500
Decrease in non-controlling interest as a result of exchanges for Class A common stock	$(7,655)	$(12,247)
Decrease in non-controlling interest as a result of VIBES disposition	$(1,789)	$—
Unpaid contingent purchase consideration	$—	$6,857

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
Our opinions concerning liquidity are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity could be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors” in Item 1A of this Annual Report on Form 10-K/A for the year ended December 31, 2022. Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on terms favorable to us, or at all.

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
Accounts Receivable, net
Accounts receivable represent amounts due from customers for merchandise sales and are recorded when revenue is earned and are carried at the original invoiced amount less an allowance for any potentially uncollectible amounts. An account is considered past due when payment has not been rendered by its due date based upon the terms of the sale. Generally, accounts receivable are due ### after the billing date. We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivable amounts. In evaluating our ability to collect outstanding receivable balances, we consider various factors including the age of the balance, the creditworthiness of the customer, the customer's current financial condition, current economic conditions, and other factors that may affect our ability to collect from customers. We write off accounts as uncollectible on a case-by-case basis. We pledge accounts receivable as collateral for our long-term debt, see “Note 6—Debt.”
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
Restatement of Previously Issued Financial Statements
As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2023, on November 10, 2023, the Audit Committee of the Board of Directors (the “Audit Committee”) of the Company, after consultation with management and discussions with Marcum LLP, the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2022, concluded that the sequence it used in applying the guidance in ASC 360-10-35 and ASC-350-10 was done out of order in determining whether an impairment of its definite-lived intangible assets existed as of September 30, 2022. Under the guidance provided by ASC 360-10-35, the carrying amounts of any assets that are not within the scope of ASC 360-10, other than goodwill, should be adjusted for impairment, as necessary, prior to testing long-lived assets for impairment under ASC-350-10 and the carrying amount of assets within the scope of ASC 360-10 should be adjusted for impairment prior to testing goodwill for impairment under ASC 350-10.

Additionally, on January 2, 2024, the Audit Committee, after consultation with management and discussions with Marcum LLP, concluded that the that the Company's ERP system capitalized cost was impaired due to the system not being able to be sold separately from the business, and the current enterprise value of the business does not support the carrying value of the ERP system.

As a result, the carrying balance of definite-lived intangible assets and property and equipment was overstated in the Company’s previously issued unaudited consolidated financial statements for the quarterly period ended September 30, 2022, which also impacted the audited consolidated financial statements for the annual period ended December 31, 2022, and the quarterly unaudited consolidated financial statements for the quarterly periods ended March 31, 2023 and June 30, 2023 (collectively, the “Affected Periods”), as well as the relevant portions of any communication or filings which describe or are based on such financial statements, and therefore these financial statements for the Affected Periods should no longer be relied upon and are to be restated.

Management prepared a quantitative and qualitative analysis of these errors in accordance with the U.S. SEC Staff's Accounting Bulletin Nos. 99 and 108, Materiality, and concluded the aggregate impact of the error is material to the Company's previously reported financial statements for the Affected Periods. As a result, the accompanying financial statements as of and for the year ended December 31, 2022 and related notes hereto, have been restated to correct these errors.

These changes are to non-cash items and do not change the Company’s reported operating revenues or costs of goods sold, however, the Company determined that these changes have a material impact on the as-filed financial statements for the Affected Periods, and as a result, the restatement of the Affected Periods is required.

There was no impact to net cash flows related to operating, financing or investing activities for any of the Affected Periods.

A summary of the impact of the adjustments on the previously reported financial statements are included below. Note 14 discloses the impact of the adjustments on the Company's unaudited condensed consolidated financial statements for the interim periods within the year ended December 31, 2022.

GREENLANE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET

	December 31, 2022
(in thousands, except par value per share amounts)	As previously reported	Corrections (a)	As restated
ASSETS
Property and equipment, net	$11,062	$(7,100)	$3,962
Intangible assets, net	$49,268	$(49,268)	$—
Total assets	$146,053	$(56,368)	$89,685

STOCKHOLDERS’ EQUITY
Additional paid-in capital	$266,516	$(2,636)	$263,880
Accumulated deficit	$(171,365)	$(53,749)	$(225,114)
Total stockholders’ equity attributable to Greenlane Holdings, Inc.	$95,358	$(56,385)	$38,973
Non-controlling interest	$1	$17	$18
Total stockholders’ equity	$95,359	$(56,368)	$38,991
Total liabilities and stockholders’ equity	$146,053	$(56,368)	$89,685

GREENLANE HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	For the year ended December 31, 2022
(in thousands, except share and per share amounts)	As previously reported	Corrections (a)	As restated
Operating expenses:
Definite-lived intangibles impairment charge	—	50,694	50,694
Property and equipment impairment charge	—	7,336	7,336
Depreciation and amortization	9,067	(1,662)	7,405
Total operating expenses	152,717	56,368	209,085
Loss from operations	(127,734)	(56,368)	(184,102)

Loss before income taxes	(125,871)	(56,368)	(182,239)
Net loss	(125,858)	(56,368)	(182,226)
Less: Net loss attributable to non-controlling interest	(10,098)	(2,619)	(12,717)
Net loss attributable to Greenlane Holdings, Inc.	(115,760)	(53,749)	(169,509)

Net loss attributable to Class A common stock per share - basic & diluted*	$(15.37)	$(7.14)	$(22.51)
Weighted-average shares of Class A common stock outstanding - basic & diluted*	7,531	—	7,531

Comprehensive loss	(126,043)	(56,368)	(182,411)
Less: Comprehensive loss attributable to non-controlling interest	(10,014)	(2,619)	(12,633)
Comprehensive loss attributable to Greenlane Holdings, Inc.	$(116,029)	$(53,749)	$(169,778)
*After giving effect to the one-for-20 Reverse Stock Split effective August 9, 2022.

GREENLANE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital*	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Stockholders’ Equity
	Shares*	Amount*	Shares*	Amount*
Balance As previously reported
Net loss	—	$—	—	$—	$—	$(115,760)	$—	$(10,098)	$(125,858)
Exchanges of noncontrolling interest for Class A common stock	1,087	9	(1,087)	—	10,282	—	—	(10,291)	—
Balance Balance December 31, 2022	15,985	152	—	—	266,516	(171,365)	55	1	95,359
Restatement impacts (a)
Net loss	—	—	—	—	—	(53,749)	—	(2,619)	(56,368)
Exchanges of noncontrolling interest for Class A common stock	—	—	—	—	(2,636)	—	—	2,636	—
Balance Balance December 31, 2022	—	—	—	—	(2,636)	(53,749)	—	17	(56,368)
Balance As restated
Net loss (As restated)	—	—	—	—	—	(169,509)	—	(12,717)	(182,226)
Exchanges of noncontrolling interest for Class A common stock	1,087	9	(1,087)	—	7,646	—	—	(7,655)	—
Balance Balance December 31, 2022 (As restated)	15,985	$152	—	$—	$263,880	$(225,114)	$55	$18	$38,991
*After giving effect to the one-for-20 Reverse Stock Split effective August 9, 2022.

GREENLANE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2022
(in thousands)	As previously reported	Corrections (a)	As restated
Cash flows from operating activities:
Net loss (including amounts attributable to non-controlling interest)	$(125,858)	$(56,368)	$(182,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	$9,067	$(1,662)	$7,405
Goodwill and indefinite-lived intangibles impairment charge	$71,360	$—	$71,360
Definite-lived intangibles impairment charge	$—	$50,694	$50,694
Property and equipment impairment charge	$—	$7,336	$7,336
Net cash used in operating activities	$(26,426)	$—	$(26,426)
Cash flows from investing activities:
Net cash provided by (used in) investing activities	$12,025	$—	$12,025
Cash flows from financing activities:
Net cash provided by financing activities	$13,930	$—	$13,930
Net (decrease) in cash and restricted cash	$(681)	$—	$(681)
Cash and restricted cash, as of beginning of the period	$12,857	$—	$12,857
Cash and restricted cash, as of end of the period	$12,176	$—	$12,176

(a) To reflect 1) the impairment charge to definite-lived intangibles and property and equipment, which occurred as of September 30, 2022, along with the allocation of the resulting additional net loss to non-controlling interest; and 2) the reversal of depreciation and amortization expense recognized during the fourth quarter of 2022.
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
NOTE 8. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Certain balances herein reflect the restatements described in "Note 2 — Summary of Significant Accounting Policies - Restatement of Previously Issued Financial Statements."
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
Property and Equipment, Net
The following is a summary of our property and equipment, at costs less accumulated depreciation and amortization:

		As of December 31,
(in thousands)	Estimated useful life	2022	2021
Furniture, equipment and software	3 - 7 years	$7,492	$8,478
Personal property	5 years	—	1,130
Leasehold improvements	Lesser of lease term or 5 years	104	1,562
Building	39 years	—	8,128
Land		—	691
Land improvements	15 years	—	601
Work in process		679	4,871
		8,275	25,461
Less: accumulated depreciation		4,313	4,610
Property and equipment, net		$3,962	$20,851

Depreciation expense for property and equipment for the years ended December 31, 2022 and 2021 was approximately $3.3 million and $2.1 million, respectively. The company reviewed property & equipment assets and determined the ERP system capitalized cost of $7.3 million was impaired and recorded an impairment charge during the three months ended September 2022 as part of the restatement. The ERP system can not be sold separately from the business and the current enterprise value of the business does not support the carrying value of this asset.
Intangible Assets, Net
Identified intangible assets consisted of the following at the dates indicated below:

	As of December 31, 2022
			(As restated)
(in thousands)	Gross carrying amount	Accumulated amortization	Impairment Charge	Carrying value	Estimated useful life
Design libraries	$8,710	$(1,010)	$(7,700)	$—	7-15 years
Trademarks and tradenames	6,915	(3,361)	(3,554)	—	5-15 years
Customer relationships	43,628	(4,666)	(38,962)	—	5-15 years
Other intangibles	753	(275)	(478)	—	5-15 years
Total finite-lived intangibles	60,006	(9,312)	(50,694)	—
Trademarks	29,500	—	(29,500)	—	Indefinite
Total indefinite-lived intangibles	29,500	—	(29,500)	—
Total intangible assets, net	$89,506	$(9,312)	$(80,194)	$—

	As of December 31, 2021
(in thousands)	Gross carrying amount	Accumulated amortization	Impairment Charge	Carrying value	Estimated useful life
Design libraries	$8,710	$(573)	$—	$8,137	15 years
Trademarks and tradenames	7,055	(2,144)	—	4,911	5-15 years
Customer relationships	43,628	(2,359)	—	41,269	5-15 years
Other intangibles	1,086	(193)	—	893	5-15 years
Total finite-lived intangibles	60,479	(5,269)	—	55,210
Trademarks	29,500	—	—	29,500	Indefinite
Total indefinite-lived intangibles	29,500	—	—	29,500
Total intangible assets, net	$89,979	$(5,269)	$—	$84,710
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
Amortization expense for intangible assets was approximately $4.4 million and $2.6 million for the years ended December 31, 2022 and 2021, respectively.

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

The table below presents changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2022:

(in thousands)	Industrial Goods	Consumer Goods	Total
Balance at December 31, 2021	$24,332	$17,528	$41,860
Goodwill impairment charge	(24,332)	$(17,528)	$(41,860)
Foreign currency translation adjustment	—	$—	$—
Balance at December 31, 2022	$—	$—	$—
Accrued Expenses and Other Current Liabilities
The following table summarizes the composition of accrued expenses and other current liabilities as of the dates indicated:

	As of December 31,
(in thousands)	2022	2021
Accrued expenses and other current liabilities:
VAT payable	$2,809	$4,393
Contingent consideration	2,738	5,641
Accrued employee compensation	3,812	6,055
Accrued professional fees	818	1,700
Refund liability	329	1,481
Accrued construction in progress (ERP)	170	1,061
Sales tax payable	578	1,034
Accrued third-party logistics fees	—	421
Other	628	3,342
	$11,882	$25,128
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

NOTE 9. STOCKHOLDERS’ EQUITY
Certain balances herein reflect the restatements described in "Note 2 — Summary of Significant Accounting Policies - Restatement of Previously Issued Financial Statements."
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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of our Class A common stock is as follows (in thousands, except per share amounts):

	For the year ended December 31,
(in thousands, except per share data)	2022	2021
	(As restated)
Numerator:
Net loss	$(182,226)	$(53,423)
Less: Net loss attributable to non-controlling interests	(12,717)	(22,840)
Net loss attributable to Class A common stockholders	$(169,509)	$(30,583)
Denominator:
Weighted average shares of Class A common stock outstanding*	7,531	1,930
Net loss per share of Class A common stock - basic and diluted*	$(22.51)	$(15.85)
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

The Company's United States and foreign operations components of income (loss) from continuing operations before income taxes are as follows:

	For the year ended December 31,
(in thousands)	2022	2021
United States	$(172,997)	$(51,109)
Foreign	$(9,242)	$(2,304)
Total	$(182,239)	$(53,413)
Income Tax Expense
The income tax (benefit) expense for the years ended December 31, 2022 and 2021 consisted of the following:

	For the year ended December 31, 2022				For the year ended December 31, 2021
(in thousands)	Federal	Foreign	State	Total	Federal	Foreign	State	Total
Current tax (benefit) expense
Current year	$—	$(13)	$—	$(13)	$—	$(10)	$20	$10
Total current year	—	(13)	—	(13)	—	(10)	20	10
Deferred tax (benefit) expense
Current year	(31,475)	(2,311)	(10,368)	(44,154)	(6,624)	(636)	(2,211)	(9,471)
Change in valuation allowance	36,867	2,311	13,523	52,701	30,255	636	12,095	42,986
Change in tax rate	72	—	(344)	(272)	101	—	(479)	(378)
Tax conversion of Operating Company	2,990	—	1,022	4,012	—	—	—	—
Up-C consolidation	(10,097)	—	(3,440)	(13,537)	(5,733)	—	(1,901)	(7,634)
KushCo merger	1,643	—	(393)	1,250	(17,999)	—	(7,504)	(25,503)
Total deferred tax (benefit) expense	—	—	—	—	—	—	—	—
Income tax (benefit) expense	$—	$(13)	$—	$(13)	$—	$(10)	$20	$10
A reconciliation of the income tax (benefit) expense computed at the U.S. federal statutory income tax rate to the income tax expense recognized is as follows:

	For the year ended December 31,
(in thousands)	2022	2021
Expected federal income tax (benefit) expense at statutory rate	$(38,270)	$(11,216)
State tax expense, net of federal benefit	(8,688)	(2,125)
Loss attributable to non-controlling interests	2,121	3,475
Change in valuation allowance	52,701	42,986
Tax conversion of Operating Company	4,012	—
Up-C consolidation	(13,537)	(7,634)
KushCo merger	1,250	(25,503)
Other, net	398	27
Income tax (benefit) expense	$(13)	$10
Deferred Tax Assets and Liabilities
The components of deferred tax assets and liabilities were as follows:

	As of December 31,
(in thousands)	2022	2021
Deferred tax assets:	As Restated
Goodwill and other intangible assets	$36,841	$16,285
Fixed assets	1,590	—
Inventory	5,858	—
Allowance for doubtful accounts	833	—
Operating lease liability	862	—
Equity-based compensation	2,576	—
Business interest carryforward	5,342	—
Net operating loss carryforwards	57,136	44,424
Other	576	4,351
Total deferred tax assets	111,614	65,060
Valuation allowance	(110,799)	(58,098)
Net deferred tax assets	815	6,962
Deferred tax liability:
Fixed assets	—	—
Right of use assets	(815)	—
Basis difference in investment in the Operating Company	—	(6,962)
Total deferred tax liabilities	(815)	(6,962)
Net deferred tax assets and liabilities	$—	$—

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
The following table sets forth our long-lived assets by geographic area, which consist of property and equipment, net, and operating lease right-of-use assets:

	As of December 31,
(in thousands)	2022	2021
United States	$7,077	$29,186
Canada	48	122
Europe	279	671
Total long-lived assets	$7,404	$29,979
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
NOTE 14. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following tables present the net impact of the restatement described in "Note 2 — Summary of Significant Accounting Policies - Restatement of Previously Issued Financial Statements" on our previously reported unaudited condensed financial statements for the quarterly period ended September 30, 2022. The previously reported amounts presented in the tables below have been derived from our Quarterly Report on Form 10-Q filed on November 14, 2022. See "Note 2 — Summary of Significant Accounting Policies - Restatement of Previously Issued Financial Statements" for a description of the errors shown below. The net impact of the restatement on our quarterly financial data for Q3 2022 is summarized as follows:

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	As of September 30, 2022
(in thousands, except par value per share amounts)	As previously reported	Corrections (a)	As restated
ASSETS
Property and equipment, net	$11,838	$(7,336)	$4,502
Intangible assets, net	$55,294	$(50,694)	$4,600
Total assets	$165,328	$(58,030)	$107,298

STOCKHOLDERS’ EQUITY
Accumulated deficit	$(158,109)	$(55,394)	$(213,503)
Total stockholders’ equity attributable to Greenlane Holdings, Inc.	$101,326	$(55,394)	$45,932
Non-controlling interest	$218	$(2,636)	$(2,418)
Total stockholders’ equity	$101,544	$(58,030)	$43,514
Total liabilities and stockholders’ equity	$165,328	$(58,030)	$107,298

GREENLANE HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	For the three months ended September 30, 2022			For the nine months ended September 30, 2022
(in thousands, except share and per share amounts)	As previously reported	Corrections (a)	As restated	As previously reported	Corrections (a)	As restated
Operating expenses:
Goodwill and indefinite-lived intangibles impairment charge	66,760	—	66,760	66,760	—	66,760
Definite-lived intangibles impairment charge	—	50,694	50,694	—	50,694	50,694
Property and equipment impairment charge	—	7,336	7,336	—	7,336	7,336
Total operating expenses	84,431	58,030	142,461	130,383	58,030	188,413
Loss from operations	(79,462)	(58,030)	(137,492)	(111,347)	(58,030)	(169,377)

Loss before income taxes	(79,215)	(58,030)	(137,245)	(112,383)	(58,030)	(170,413)
Net loss	(79,215)	(58,030)	(137,245)	(112,445)	(58,030)	(170,475)
Net loss attributable to non-controlling interest	(4,106)	(2,636)	(6,742)	(9,880)	(2,636)	(12,516)
Net loss attributable to Greenlane Holdings, Inc.	(75,109)	(55,394)	(130,503)	(102,565)	(55,394)	(157,959)

Net loss attributable to Class A common stock per share - basic & diluted*	$(11.43)	$(8.42)	$(19.85)	$(18.01)	$(9.73)	$(27.74)
Weighted-average shares of Class A common stock outstanding - basic & diluted*	6,574	—	6,574	5,694	—	5,694
Comprehensive loss	(79,453)	(58,030)	(137,483)	(112,299)	(58,030)	(170,329)
Comprehensive loss attributable to non-controlling interest	(4,106)	(2,636)	(6,742)	(9,794)	(2,636)	(12,430)
Comprehensive loss attributable to Greenlane Holdings, Inc.	(75,347)	(55,394)	(130,741)	(102,505)	(55,394)	(157,899)
*After giving effect to the one-for-20 Reverse Stock Split effective August 9, 2022.

GREENLANE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital*	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Stockholders’ Equity
(in thousands)	Shares *	Amount *	Shares *	Amount*
As previously reported
Net loss	—	$—	—	$—	$—	$(75,109)	$—	$(4,106)	$(79,215)
Balance September 30, 2022	7,470	$68	148	$—	$259,314	$(158,109)	$53	$218	$101,544

Balance Restatement impacts (a)
Net loss	—	$—	—	$—	$—	$(55,394)	$—	$(2,636)	$(58,030)
Balance September 30, 2022	—	$—	—	—	—	$(55,394)	$—	$(2,636)	$(58,030)

Balance As restated
Net loss (As restated)	—	$—	—	$—	$—	$(130,503)	$—	$(6,742)	$(137,245)
Balance September 30, 2022	7,470	$68	148	$—	$259,314	$(213,503)	$53	$(2,418)	$43,514
*After giving effect to the one-for-20 Reverse Stock Split effective August 9, 2022.
GREENLANE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30, 2022
(in thousands)	As previously reported	Corrections (a)	As restated
Cash flows from operating activities:
Net loss (including amounts attributable to non-controlling interest) (As restated)	$(112,445)	$(58,030)	$(170,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	$6,876	$—	$6,876
Goodwill and indefinite-lived intangibles impairment charge	$66,760	$—	$66,760
Definite-lived intangibles impairment charge (As restated)	$—	$50,694	$50,694
Property and equipment impairment charge (As restated)	$—	$7,336	$7,336
Net cash used in operating activities	$(22,488)	$—	$(22,488)
Cash flows from investing activities:
Net cash provided by (used in) investing activities	$12,500	$—	$12,500
Cash flows from financing activities:
Net cash provided by financing activities	$7,535	$—	$7,535
Net (decrease) in cash and restricted cash	$(2,663)	$—	$(2,663)
Cash and restricted cash, as of beginning of the period	$12,857	$—	$12,857
Cash and restricted cash, as of end of the period	$10,194	$—	$10,194

(a) To reflect the impairment charge to definite-lived intangibles and property and equipment, which occurred as of September 30, 2022, along with the allocation of the resulting additional net loss to non-controlling interest.

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

The following design and operating deficiencies, individually and in the aggregate, contributed to material weaknesses in our control activities, including:

•Lack of direct and precise journal entry review
•Ineffective user access controls over certain IT systems to appropriately segregate duties and adequately restrict user access to financial applications and data to the appropriate personnel, including systems and data used in financial close and reporting
•A material weakness related to the application and interpretation of generally accepted accounting principles (“GAAP”) that resulted in errors in the Company's long-lived asset impairment evaluation.

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
We have filed the following documents as part of this Form 10-K/A:
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

21.1	List of subsidiaries of Greenlane Holdings, Inc. (Incorporated by reference to Exhibit 21.1 to Greenlane's Annual Report on Form 10-K, filed March 31, 2023)
23.1*	Consent of Marcum LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

GREENLANE HOLDINGS, INC.

Date: January 5, 2024	By:	/s/ Craig Snyder
Craig Snyder Chief Executive Officer (Principal Executive Officer)

Date: January 5, 2024	By:	/s/ Lana Reeve
Lana Reeve Chief Financial and Legal Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Craig Snyder	Director and Chief Executive Officer (Principal Executive Officer)	January 5, 2024
Craig Snyder

/s/ Lana Reeve	Chief Financial and Legal Officer (Principal Financial and Accounting Officer)	January 5, 2024
Lana Reeve

/s/ Donald Hunter	Director	January 5, 2024
Donald Hunter

/s/ Aaron LoCascio	Director	January 5, 2024
Aaron LoCascio

/s/ Renah Persofsky	Director	January 5, 2024
Renah Persofsky

/s/ Gina Collins	Director	January 5, 2024
Gina Collins