Form 10-Q/A
period 2023-03-31
Greenlane Holdings, Inc.
filed 2024-01-08
CIK 1743745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 2)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of May 12, 2023, Greenlane Holdings, Inc. had 1,599,313 shares of Class A common stock and 1,599,313 shares of Series A Preferred Stock outstanding.

EXPLANATORY NOTE

Overview

On May 16, 2023, Greenlane Holdings, Inc. (the “Company”) filed Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, solely for the purpose of filing revised certifications by the Company’s principal executive officer and principal financial officer as Exhibit 31.1, Exhibit 31.2, Exhibit 32.1 respectively, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “302 Certifications”). Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Amendment No. 1 also contained new certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (the “906 Certifications”). No revisions were made to the Company's financial statements or any other disclosure contained in the original Form 10-Q for the quarterly period ended March 31, 2023 (the "Original Form 10-Q"). Except for the revisions in the Section 302 and 906 Certifications filed with Amendment No. 1, Amendment No. 1 spoke as of the Original Form 10-Q filing date of May 15, 2023, and did not reflect events occurring after the Original Form 10-Q or modified or updated disclosures that may have been affected by subsequent events.

The Company is filing this Amendment No. 2 on Form 10-Q/A ("Amendment No. 2") to amend and restate certain items presented in the Company's Original Form 10-Q for the quarterly period ended March 31, 2023. This Amendment No. 2 contains our unaudited condensed consolidated financial statements as of and for the quarterly period ended March 31, 2023, which have been restated to correct certain errors related to the accounting for definite-lived intangibles and property and equipment as further described below (the “Misstatements”) (refer to Note 2. included in Part I, Item 1 of this Amendment No.2 for additional information).

All material restatement information that relates to the Misstatements will be included in the Amended Reports, and we do not intend to separately amend other filings that the Company has previously filed with the SEC. As a result, such prior reports should no longer be relied upon.

In accordance with applicable SEC rules, this Amendment No. 2 includes new certifications specified in Rule 13a-14 under the Exchange Act from our Chief Executive Officer and Chief Legal and Financial Officer dated as of the date of this filing.

Other than as described above, this Amendment No. 2 does not reflect adjustments for events occurring after the filing of the Original Form 10-Q except to the extent that they are otherwise required to be included and discussed herein. See below and Part I, Item I, Note 2 in the notes to the unaudited condensed consolidated financial statements included in this Amendment No. 2, for a detailed discussion of the effect of the restatement on the financial statements included in this Amendment No. 2.

Except as noted herein, the information included in the Original Form 10-Q remains unchanged. This Amendment No. 2 continues to describe the conditions as of the date of the Original Form 10-Q and, except as contained herein, we have not updated or modified the disclosures contained in the Original Form 10-Q to reflect any events that have occurred after the Original Form 10-Q. Accordingly, forward-looking statements included in this Amendment No. 2 may represent management’s views as of the Original Form 10-Q and should not be assumed to be accurate as of any date thereafter. This Amendment No. 2 should be read in conjunction with the Company's filings made with the SEC subsequent to the filing of the Original Form 10-Q, including any amendment to those filings.

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

Greenlane Holdings, Inc.
Form 10-Q/A
For the Quarterly Period Ended March 31, 2023

PART I
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share amounts)

	March 31, 2023	December 31, 2022
	(As restated)	(As restated)
ASSETS	(Unaudited)
Current assets
Cash	$5,872	$6,458
Restricted cash	—	5,718
Accounts receivable, net of allowance of $4,767 and $4,826 at March 31, 2023 and December 31, 2022, respectively	7,856	6,468
Inventories, net	37,043	40,643
Vendor deposits	5,299	6,296
Other current assets (Note 8)	6,724	11,120
Total current assets	62,794	76,703

Property and equipment, net	3,791	3,962
Operating lease right-of-use assets	2,936	3,442
Other assets	5,593	5,578
Total assets	$75,114	$89,685

LIABILITIES
Current liabilities
Accounts payable	$16,999	$14,953
Accrued expenses and other current liabilities (Note 8)	12,884	11,882
Customer deposits	3,224	3,983
Current portion of notes payable	2,699	3,185
Current portion of operating leases	1,179	1,528
Current portion of finance leases	128	128
Total current liabilities	37,113	35,659

Notes payable, less current portion and debt issuance costs, net	5,535	13,040
Operating leases, less current portion	1,730	1,887
Finance leases, less current portion	29	29
Other liabilities	80	79
Total long-term liabilities	7,374	15,035
Total liabilities	44,487	50,694

Commitments and contingencies (Note 7)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share, 600,000 shares authorized; 15,985 shares issued and outstanding as of March 31, 2023; 15,985 shares issued and outstanding as of December 31, 2022	152	152
Class B common stock, $0.0001 par value per share, 30,000 shares authorized; 0 shares issued and outstanding as of March 31, 2023; 0 shares issued and outstanding as of December 31, 2022	—	—
Additional paid-in capital	264,085	263,880
Accumulated deficit	(233,807)	(225,114)
Accumulated other comprehensive income (loss)	233	55
Total stockholders’ equity attributable to Greenlane Holdings, Inc.	30,663	38,973
Non-controlling interest	(36)	18
Total stockholders’ equity	30,627	38,991
Total liabilities and stockholders’ equity	$75,114	$89,685

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended March 31,
	2023	2022
	(As restated)
Net sales	$23,959	$46,534
Cost of sales	18,440	40,566
Gross profit	5,519	5,968

Operating expenses:
Salaries, benefits and payroll taxes	5,370	10,061
General and administrative	7,677	11,715
Depreciation and amortization	491	2,403
Total operating expenses	13,538	24,179
Loss from operations	(8,019)	(18,211)

Other income (expense), net:
Interest expense	(815)	(406)
Other income (expense), net	88	(54)
Total other income (expense), net	(727)	(460)
Loss before income taxes	(8,746)	(18,671)
Provision for (benefit from) income taxes	1	78
Net loss	(8,747)	(18,749)
Less: Net loss attributable to non-controlling interest	(54)	(3,417)
Net loss attributable to Greenlane Holdings, Inc.	$(8,693)	$(15,332)

Net loss attributable to Class A common stock per share - basic and diluted (Note 9)*	$(0.55)	$(3.40)
Weighted-average shares of Class A common stock outstanding - basic and diluted (Note 9)*	15,986	4,509

Other comprehensive income:
Foreign currency translation adjustments	178	88
Unrealized gain on derivative instrument	—	358
Comprehensive loss	(8,569)	(18,303)
Less: Comprehensive loss attributable to non-controlling interest	—	(3,331)
Comprehensive loss attributable to Greenlane Holdings, Inc.	$(8,569)	$(14,972)
*After giving effect to the one-for-20 2022 Reverse Stock Split effective August 9, 2022.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital*	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Stockholders’ Equity
	Shares*	Amount*	Shares*	Amount*
Balance 12/31/2022 (As restated)	15,985	$152	—	$—	$263,880	$(225,114)	$55	$18	$38,991
Net loss (As restated)	—	—	—	—	—	(8,693)	—	(54)	(8,747)
Equity-based compensation	—	—	—	—	110	—	—	—	110
Issuance of Class A shares - Amended Eyce APA (Note 3)	—	—	—	—	95	—	—	—	95
Other comprehensive income	—	—	—	—	—	—	178	—	178
Balance Balance March 31, 2023 (As restated)	15,985	$152	—	$—	$264,085	$(233,807)	$233	$(36)	$30,627

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital*	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Stockholders’ Equity
	Shares*	Amount*	Shares*	Amount*
Balance December 31, 2021	4,260	$43	1,087	$—	$229,705	$(55,544)	$324	$21,836	$196,364
Net loss	—	—	—	—	—	(15,332)	—	(3,417)	(18,749)
Equity-based compensation	94	1	—	—	729	—	—	172	902
Issuance of Class A shares, net of costs - ATM Program	557	6	—	—	6,795	—	—	—	6,801
Issuance of Class A shares - contingent consideration	191	2	—	—	3,484	—	—	—	3,486
Exchanges of noncontrolling interest for Class A common stock	28	—	(28)	—	543	—	—	(543)	—
Other comprehensive income	—	—	—	—	—	—	361	85	446
Balance March 31, 2022	5,130	$52	1,059	$—	$241,256	$(70,876)	$685	$18,133	$189,250
*After giving effect to the one-for-20 2022 Reverse Stock Split effective August 9, 2022.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the three months ended March 31,
	2023	2022
	(As restated)
Cash flows from operating activities:
Net loss (including amounts attributable to non-controlling interest) (As restated)	$(8,747)	$(18,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization (As restated)	491	2,403
Equity-based compensation expense	205	874
Change in provision for doubtful accounts	—	227
Gain related to indemnification asset	—	(1,798)
Unrealized (gain) loss on equity investments	—	302
Other	222	(183)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Decrease (increase) in accounts receivable	(1,388)	(5,440)
Decrease (increase) in inventories	3,600	(1,545)
Decrease (increase) in vendor deposits	997	5,990
Decrease (increase) in other current assets	4,396	(3,624)
(Decrease) increase in accounts payable	1,904	5,859
(Decrease) Increase in accrued expenses and other liabilities	962	4,748
(Decrease) increase in customer deposits	(759)	(1,087)
Net cash provided by (used in) operating activities	1,883	(12,023)
Cash flows from investing activities:
Purchases of property and equipment, net	(176)	(784)
Proceeds from sale of assets held for sale	—	75
Net cash provided by (used in) investing activities	(176)	(709)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock, net of costs	—	6,801
Payments on Eyce and DaVinci promissory notes	(945)	(992)
Repayments of Asset-Based Loan	(6,493)	—
Modification costs of Asset-Based Loan	(751)	—
Other	—	(135)
Net cash provided by (used in) financing activities	(8,189)	5,674
Effects of exchange rate changes on cash	178	145
Net (decrease) in cash	(6,304)	(6,913)
Cash and restricted cash, as of beginning of the period	12,176	12,857
Cash and restricted cash, as of end of the period	$5,872	$5,944

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
Restatement of Previously Issued Financials Statement
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

Management prepared a quantitative and qualitative analysis of these errors in accordance with the U.S. SEC Staff's Accounting Bulletin Nos. 99 and 108, Materiality, and concluded the aggregate impact of the error is material to the Company's previously reported financial statements for the Affected Periods. As a result, the accompanying financial statements as of and for the three months ended March 31, 2023 and related notes hereto, have been restated to correct these errors.

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

The following tables present the net impact of the restatement described above on our previously reported unaudited condensed financial statements for the quarterly period ended March 31, 2023. The previously reported amounts presented in the tables below have been derived from our Quarterly Report on Form 10-Q filed on May 16, 2023.

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	Three Months Ended March 31, 2023
(in thousands, except par value per share amounts)	As previously reported	Corrections (a)	As restated
ASSETS
Property and equipment, net	$10,709	$(6,918)	$3,791
Intangible assets, net	$47,949	$(47,949)	$—
Total assets	$129,981	$(54,867)	$75,114

STOCKHOLDERS’ EQUITY
Additional paid-in capital	$266,721	$(2,636)	$264,085
Accumulated deficit	$(181,559)	$(52,248)	$(233,807)
Total stockholders’ equity attributable to Greenlane Holdings, Inc.	$85,547	$(54,884)	$30,663
Non-controlling interest	$(53)	$17	$(36)
Total stockholders’ equity	$85,494	$(54,867)	$30,627
Total liabilities and stockholders’ equity	$129,981	$(54,867)	$75,114

GREENLANE HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	For the three months ended March 31, 2023
(in thousands, except share and per share amounts)	As previously reported	Corrections (a)	As restated
Operating expenses:
Depreciation and amortization	1,992	(1,501)	491
Total operating expenses	15,039	(1,501)	13,538
Loss from operations	(9,520)	1,501	(8,019)

Loss before income taxes	(10,247)	1,501	(8,746)
Net loss	(10,248)	1,501	(8,747)
Less: Net loss attributable to non-controlling interest	(54)	—	(54)
Net loss attributable to Greenlane Holdings, Inc.	$(10,194)	$1,501	$(8,693)

Net loss attributable to Class A common stock per share - basic & diluted*	$(0.64)	$0.09	$(0.55)
Weighted-average shares of Class A common stock outstanding - basic & diluted*	15,986	—	15,986

Comprehensive loss	(10,070)	1,501	(8,569)
Less: Comprehensive loss attributable to non-controlling interest	—	—	—
Comprehensive loss attributable to Greenlane Holdings, Inc.	$(10,070)	$1,501	$(8,569)
*After giving effect to the one-for-20 Reverse Stock Split effective August 9, 2022

GREENLANE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital*	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Stockholders’ Equity
(in thousands)	Shares *	Amount *	Shares *	Amount*
Balance As previously reported
Balance December 31, 2022	15,985	$152	—	$—	$266,516	$(171,365)	$55	$1	$95,359
Net loss	—	$—	—	$—	$—	$(10,194)	$—	$(54)	$(10,248)
Balance Balance March 31, 2023	15,985	$152	—	$—	$266,721	$(181,559)	$233	$(53)	$85,494

Balance Restatement impacts (a)
Balance December 31, 2022	—	$—	—	$—	$(2,636)	$(53,749)	$—	$17	$(56,368)
Net loss	—	$—	—	$—	$—	$1,501	$—	$—	$1,501
Balance Balance March 31, 2023	—	$—	—	$—	$(2,636)	$(52,248)	$—	$17	$(54,867)

Balance As restated
Balance 12/31/2022 (As restated)	15,985	$152	—	$—	$263,880	$(225,114)	$55	$18	$38,991
Net loss (As restated)	—	$—	—	$—	$—	$(8,693)	$—	$(54)	$(8,747)
Balance Balance March 31, 2023 (As restated)	15,985	$152	—	$—	$264,085	$(233,807)	$233	$(36)	$30,627
*After giving effect to the one-for-20 Reverse Stock Split effective August 9, 2022
GREENLANE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31, 2023
(in thousands)	As previously reported		Corrections (a)	As restated
Cash flows from operating activities:
Net loss (including amounts attributable to non-controlling interest) (As restated)	$(10,248)		$1,501	$(8,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	$1,992		$(1,501)	$491
Goodwill and indefinite-lived intangibles impairment charge	$—		$—	$—
Net cash used in operating activities	$1,883	—	$—	$1,883
Cash flows from investing activities:
Net cash provided by (used in) investing activities	$(176)		$—	$(176)
Cash flows from financing activities:
Net cash provided by financing activities	$(8,189)		$—	$(8,189)
Net (decrease) in cash and restricted cash	$(6,304)		$—	$(6,304)
Cash and restricted cash, as of beginning of the period	$12,176		$—	$12,176
Cash and restricted cash, as of end of the period	$5,872		$—	$5,872

(a) To reflect the reversal of amortization expense recognized during the three months ended March 31, 2023.

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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of our Class A common stock is as follows (in thousands, except per share amounts):

	Three months ended March 31,
(in thousands, except per share data)	2023	2022
	(As restated)
Numerator:
Net loss	$(8,747)	$(18,749)
Less: Net loss attributable to non-controlling interests	(54)	(3,417)
Net loss attributable to Class A common stockholders	$(8,693)	$(15,332)
Denominator:
Weighted average shares of Class A common stock outstanding*	15,986	4,509
Net loss per share of Class A common stock - basic and diluted*	$(0.55)	$(3.40)
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of Greenlane Holdings, Inc. and its consolidated subsidiaries (“Greenlane” and, collectively with the Operating Company and its consolidated subsidiaries, the “Company”, "we", "us" and "our") for the quarterly period ended March 31, 2023 included in Part I, Item 1 of this Amendment No. 2 to Quarterly Report on Form 10-Q/A, and the audited consolidated financial statements and related notes of Greenlane Holdings, Inc. for the year ended December 31, 2022, which are included in Amendment No. 1 to our Annual Report on Form 10-K/A.
Note Regarding Forward-Looking Statements

This Amendment No. 2 to Quarterly Report on Form 10-Q/A ("Form 10-Q") contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in Part I, Item 2 of this Form 10-Q under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could” and similar expressions. Examples of forward-looking statements include, without limitation:
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
Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Factors that might cause such a difference include those discussed in our filings with the SEC, under the heading "Risk Factors" in Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022 (the "2022 Annual Report") and in other documents that we file from time to time with the Securities and Exchange Commission (the "SEC").
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
Results of Operations

The following table presents operating results for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
			% of Net sales		Change
	2023	2022	2023	2022	$	%
	(As restated)
Net sales	$23,959	$46,534	100.0%	100.0%	$(22,575)	(48.5)%
Cost of sales	18,440	40,566	77.0%	87.2%	(22,126)	(54.5)%
Gross profit	5,519	5,968	23.0%	12.8%	(449)	(7.5)%

Operating expenses:
Salaries, benefits and payroll taxes	5,370	10,061	22.4%	21.6%	(4,691)	(46.6)%
General and administrative	7,677	11,715	32.0%	25.2%	(4,038)	(34.5)%
Depreciation and amortization	491	2,403	2.0%	5.2%	(1,912)	(79.6)%
Total operating expenses	13,538	24,179	56.4%	52.0%	(10,641)	(44.0)%
Loss from operations	(8,019)	(18,211)	(33.4)%	(39.1)%	10,192	(56.0)%

Other income (expense), net:
Interest expense	(815)	(406)	(3.4)%	(0.9)%	(409)	100.7%
Other income (expense), net	88	(54)	0.4%	(0.1)%	142	(263.0)%
Total other expense, net	(727)	(460)	(3.0)%	(1.0)%	(267)	*
Loss before income taxes	(8,746)	(18,671)	(36.4)%	(40.2)%	9,925	(53.2)%
Provision for (benefit from) income taxes	1	78	—%	0.2%	(77)	(98.7)%
Net loss	(8,747)	(18,749)	(36.4)%	(40.4)%	10,002	(53.3)%
Net loss attributable to non-controlling interest	(54)	(3,417)	(0.2)%	(7.3)%	3,363	(98.4)%
Net loss attributable to Greenlane Holdings, Inc.	$(8,693)	$(15,332)	(36.2)%	(32.9)%	$6,639	(43.3)%
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
General and Administrative Expenses
General and administrative expenses decreased by approximately $4.0 million, or 34.5%, for the three months ended March 31, 2023, compared to the same period in 2022. The decrease is related to major restructuring effort by the Company to reduce cost and right-size the business. Compared with the first quarter of 2022, the Company experienced decreases in professional and outside services by $2.2 million, facility expenses by $1.4 million, outbound freight by $0.7 million, other general and administrative by $0.6 million, marketing by $0.3 million, taxes and licenses by $0.3 million, and general insurance by $0.2 million; offset partially by an increase in software expense $0.2 million and bad debt expense of $1.5 million related to a reversal of $1.8 million VAT liability reserve due to an indemnification receivable recorded during the three months ended March 31, 2022. Excluding the reversal of the $1.8 million reserve allowance, general and administrative expenses decreased $5.7 million or 50% for the three months ended March 31, 2023 compared to the prior year comparable period.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $1.9 million, or 79.6%, for the three months ended March 31, 2023, compared to the same period in 2022. The decrease is related to a major restructuring effort to reduce cost and right-size the business resulting in the sale and disposal of assets related to reducing our warehousing and office footprint.
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
Net Cash Provided by (Used) in Operating Activities
During the three months ended March 31, 2023, net cash provided by operating activities of approximately $1.9 million consisted of (i) net loss of $8.7 million, offset by non-cash adjustments to net loss of approximately $0.9 million, including depreciation and amortization expense of approximately $0.5 million and stock based compensation expense of $0.2 million, and (ii) a $9.7 million decrease in working capital primarily driven by decreases in inventories, vendor deposits and other current assets of approximately $9.0 million, including cash collections of approximately $4.9 million related to ERC sales, and increases in accounts payable and accrued expenses of approximately $2.9 million, offset partially by a $1.4 million increase in accounts receivable and a $0.8 million decrease in customer deposits.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, see Note 7 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Amendment No. 2 to Quarterly Report on Form 10-Q/A.

ITEM 1A. RISK FACTORS

As of March 31, 2023, there have been no material changes from the risk factors previously disclosed in response to “Part I – Item 1A. ‘Risk Factors’” in our Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2022.

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

10.2†	Risk Participation of ERC Claim Agreement, dated as of February 16, 2023 (Incorporated by reference to Exhibit 10.2 to Greenlane's Quarterly Report on Form 10-Q, filed on May 15, 2023).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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
______________________________________________
*    Filed herewith.
†    Certain confidential portions of this exhibit were omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because the identified confidential portions (i) are not material and (ii) customarily treated as private or confidential.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREENLANE HOLDINGS, INC.

Date: January 5, 2024	By:	/s/ Lana Reeve
Lana Reeve Chief Financial and Legal Officer (Principal Financial and Accounting Officer)