Form 10-Q/A
period 2023-06-30
Greenlane Holdings, Inc.
filed 2024-01-08
CIK 1743745

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

EXPLANATORY NOTE

Overview

The Company is filing this Amendment No. 1 on Form 10-Q/A ("Amendment No. 1") to amend and restate certain items presented in the Company's Form 10-Q for the quarterly period ended June 30, 2023, originally filed with the Securities and Exchange Commission on August 14, 2023 (the "Original Form 10-Q"). This Amendment No. 1 contains our unaudited condensed consolidated financial statements as of and for the quarterly period ended June 30, 2023, which have been restated to correct certain errors related to the accounting for definite-lived intangibles and property and equipment as further described below (the “Misstatements”) (refer to Note 2. included in Part I, Item 1 of this Amendment No.2 for additional information).

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

Except as noted herein, the information included in the Original Form 10-Q remains unchanged. This Amendment No. 1 continues to describe the conditions as of the date of the Original Form 10-Q and, except as contained herein, we have not updated or modified the disclosures contained in the Original Form 10-Q to reflect any events that have occurred after the Original Form 10-Q. Accordingly, forward-looking statements included in this Amendment No. 1 may represent management’s views as of the Original Form 10-Q and should not be assumed to be accurate as of any date thereafter. This Amendment No. 1 should be read in conjunction with the Company's filings made with the SEC subsequent to the filing of the Original Form 10-Q, including any amendment to those filings.

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
Form 10-Q/A
For the Quarterly Period Ended June 30, 2023

PART I
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share amounts)

	June 30, 2023	December 31, 2022
	(As restated)	(As restated)
ASSETS	(Unaudited)
Current assets
Cash	$4,651	$6,458
Restricted cash	—	5,718
Accounts receivable, net of allowance of $4,529 and $4,826 at June 30, 2023 and December 31, 2022, respectively	3,089	6,468
Inventories, net	29,840	40,643
Vendor deposits	5,013	6,296
Other current assets	6,893	11,120
Total current assets	49,486	76,703

Property and equipment, net	3,587	3,962
Operating lease right-of-use assets	2,505	3,442
Other assets	5,539	5,578
Total assets	$61,117	$89,685

LIABILITIES
Current liabilities
Accounts payable	$17,166	$14,953
Accrued expenses and other current liabilities (Note 8)	11,718	11,882
Customer deposits	2,938	3,983
Current portion of notes payable	2,334	3,185
Current portion of operating leases	1,005	1,528
Current portion of finance leases	128	128
Total current liabilities	35,289	35,659

Notes payable, less current portion and debt issuance costs, net	2,591	13,040
Operating leases, less current portion	1,473	1,887
Finance leases, less current portion	—	29
Other liabilities	80	79
Total long-term liabilities	4,144	15,035
Total liabilities	39,433	50,694

Commitments and contingencies (Note 7)

STOCKHOLDERS’ EQUITY*
Preferred stock, $0.0001 par value, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share, 600,000 shares authorized; 1,598 shares issued and outstanding as of June 30, 2023; 1,599 shares issued and outstanding as of December 31, 2022*	15	15
Class B common stock, $0.0001 par value per share, 30,000 shares authorized; 0 shares issued and outstanding as of June 30, 2023; 0 shares issued and outstanding as of December 31, 2022*	—	—
Additional paid-in capital*	264,276	264,017
Accumulated deficit	(242,839)	(225,114)
Accumulated other comprehensive income	260	55
Total stockholders’ equity attributable to Greenlane Holdings, Inc.	21,712	38,973
Non-controlling interest	(28)	18
Total stockholders’ equity	21,684	38,991
Total liabilities and stockholders’ equity	$61,117	$89,685
*After giving effect to the Reverse Stock Splits - See Note 9 - Stockholders' Equity.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(As restated)		(As restated)
Net sales	$19,625	$39,916	$43,584	$86,450
Cost of sales	15,051	31,817	33,491	72,383
Gross profit	4,574	8,099	10,093	14,067

Operating expenses:
Salaries, benefits and payroll taxes	5,157	8,836	10,527	18,897
General and administrative	6,968	10,588	14,776	22,303
Depreciation and amortization	477	2,349	968	4,752
Total operating expenses	12,602	21,773	26,271	45,952
Loss from operations	(8,028)	(13,674)	(16,178)	(31,885)

Other income (expense), net:
Interest expense	(918)	(266)	(1,733)	(672)
Other income (expense), net	(85)	(557)	134	(611)
Total other income (expense), net	(1,003)	(823)	(1,599)	(1,283)
Loss before income taxes	(9,031)	(14,497)	(17,777)	(33,168)
Provision for (benefit from) income taxes	(7)	(16)	(6)	62
Net loss	(9,024)	(14,481)	(17,771)	(33,230)
Less: Net income (loss) attributable to non-controlling interest	8	(2,357)	(46)	(5,774)
Net loss attributable to Greenlane Holdings, Inc.	$(9,032)	$(12,124)	$(17,725)	$(27,456)

Net loss attributable to Class A common stock per share - basic and diluted (Note 9)*	$(5.65)	$(22.70)	$(11.08)	$(55.70)
Weighted-average shares of Class A common stock outstanding - basic and diluted (Note 9)*	1,599	534	1,599	493

Other comprehensive income (loss):
Foreign currency translation adjustments	27	(62)	205	26
Unrealized gain (loss) on derivative instrument	—	—	—	358
Comprehensive loss	(8,997)	(14,543)	(17,566)	(32,846)
Less: Comprehensive loss attributable to non-controlling interest	(8)	(2,357)	(8)	(5,688)
Comprehensive loss attributable to Greenlane Holdings, Inc.	$(8,989)	$(12,186)	$(17,558)	$(27,158)
*After giving effect to the Reverse Stock Splits - See Note 9 - Stockholders' Equity.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital*	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Stockholders’ Equity
	Shares*	Amount*	Shares*	Amount*
Balance 12/31/2022 (As restated)	1,599	$15	—	$—	$264,017	$(225,114)	$55	$18	$38,991
Net loss (As restated)	—	—	—	—	—	(8,693)	—	(54)	(8,747)
Equity-based compensation	—	—	—	—	110		—	—	110
Issuance of Class A shares - Amended Eyce APA (Note 3)	—	—	—	—	95	—	—	—	95
Other comprehensive income	—	—	—	—	—	—	178	—	178
Balance 3/31/2023 (As restated)	1,599	15	—	—	264,222	(233,807)	233	(36)	30,627
Net loss (As restated)	—	—	—	—	—	(9,032)	—	8	(9,024)
Equity-based compensation forfeiture, net	(1)	—	—	—	(11)	—	—	—	(11)
Issuance of Class A shares - Amended Eyce APA (Note 3)	—	—	—	—	65	—	—	—	65
Other comprehensive income (loss)	—	—	—	—	—	—	27	—	27
Balance 6/30/2023 (As restated)	1,598	$15	—	$—	$264,276	$(242,839)	$260	$(28)	$21,684

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital*	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Stockholders’ Equity
	Shares*	Amount*	Shares*	Amount*
Balance December 31, 2021	426	$4	109	$—	$229,744	$(55,544)	$324	$21,836	$196,364
Net loss	—	—	—	—	—	(15,332)	—	(3,417)	(18,749)
Equity-based compensation	9	—	—	—	730	—	—	172	902
Issuance of Class A shares, net of costs - ATM Program	56	1	—	—	6,800	—	—	—	6,801
Issuance of Class A shares - contingent consideration	19	—	—	—	3,486	—	—	—	3,486
Exchanges of noncontrolling interest for Class A common stock	3	—	(3)	—	543	—	—	(543)	—
Other comprehensive income	—	—	—	—	—	—	361	85	446
Balance March 31, 2022	513	5	106	—	241,303	(70,876)	685	18,133	189,250
Net loss	—	—	—	—	—	(12,124)	—	(2,357)	(14,481)
Equity-based compensation	—	—	—	—	371	—	—	75	446
Issuance of Class A shares, net of costs - ATM Program	30	—	—	—	2,224	—	—	—	2,224
Issuance of Class A shares, net of costs - June 2022 Offering	59	1	—	—	5,039	—	—	—	5,040
Issuance of Class A shares - Amended Eyce APA (Note 3)	7	—	—	—	310	—	—	—	310
Reclassification adjustment for gain included in net loss (Note 4)	—	—	—	—	—	—	(332)	—	(332)
Other comprehensive income (loss)	—	—	—	—	—	—	(62)	—	(62)
Balance June 30, 2022	609	$6	106	$—	$249,247	$(83,000)	$291	$15,851	$182,395

*After giving effect to the Reverse Stock Splits - See Note 9 - Stockholders' Equity.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six months ended June 30,
	2023	2022
	(As restated)
Cash flows from operating activities:
Net loss (including amounts attributable to non-controlling interest)	$(17,771)	$(33,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	968	4,752
Equity-based compensation expense	260	1,630
Change in fair value of contingent consideration	103	92
Change in provision for doubtful accounts	(10)	1,982
Gain related to indemnification asset	—	(1,798)
Unrealized loss on equity investments	—	556
Unrealized gain on interest rate swap contract	—	(449)
Other	487	14
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	3,389	(2,841)
Decrease (increase) in inventories	10,803	6,226
Decrease (increase) in vendor deposits	1,283	6,945
Decrease (increase) in other current assets	4,227	257
(Decrease) increase in accounts payable	1,949	2,593
(Decrease) Increase in accrued expenses and other liabilities	13	2,302
(Decrease) increase in customer deposits	(1,045)	(2,761)
Net cash provided by (used in) operating activities	4,656	(13,730)
Cash flows from investing activities:
Purchases of property and equipment, net	(306)	(1,272)
Proceeds from sale of assets held for sale	—	75
Proceeds from the sale of equity investments	53	—
Purchase of intangible assets, net	—	—
Net cash provided by (used in) investing activities	(253)	(1,197)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock, net of costs	—	14,064
Payments on Eyce and DaVinci promissory notes	(1,601)	(1,974)
Purchase consideration paid for Eyce LLC and DaVinci acquisitions	(300)	(875)
Repayments of Asset-Based Loan	(9,452)	—
Modification costs of Asset-Based Loan	(751)	—
Other	(29)	(100)
Net cash provided by (used in) financing activities	(12,133)	11,115
Effects of exchange rate changes on cash	205	85
Net increase (decrease) in cash	(7,525)	(3,727)
Cash and restricted cash, as of beginning of the period	12,176	12,857
Cash and restricted cash, as of end of the period	$4,651	$9,130

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
Restatement of Previously Issued Financials Statements
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

Management prepared a quantitative and qualitative analysis of these errors in accordance with the U.S. SEC Staff's Accounting Bulletin Nos. 99 and 108, Materiality, and concluded the aggregate impact of the error is material to the Company's previously reported financial statements for the Affected Periods. As a result, the accompanying financial statements and related notes hereto, as of and for the three and six months ended June 30, 2023, respectively, have been restated to correct these errors.

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

The following tables present the net impact of the restatement described above on our previously reported unaudited condensed financial statements for three and six months ended June 30, 2023. The previously reported amounts presented in the tables below have been derived from our Quarterly Report on Form 10-Q filed on August 14, 2023.
GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	As of June 30, 2023
(in thousands, except par value per share amounts)	As previously reported	Corrections (a)	As restated
ASSETS
Property and equipment, net	$10,323	$(6,736)	$3,587
Intangible assets, net	$46,630	$(46,630)	$—
Total assets	$114,483	$(53,366)	$61,117

STOCKHOLDERS’ EQUITY
Additional paid-in capital	$266,912	$(2,636)	$264,276
Accumulated deficit	$(192,092)	$(50,747)	$(242,839)
Total stockholders’ equity attributable to Greenlane Holdings, Inc.	$75,095	$(53,383)	$21,712
Non-controlling interest	$(45)	$17	$(28)
Total stockholders’ equity	$75,050	$(53,366)	$21,684
Total liabilities and stockholders’ equity	$114,483	$(53,366)	$61,117
GREENLANE HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	For the three months ended June 30, 2023			For the six months ended June 30, 2023
(in thousands, except share and per share amounts)	As previously reported	Corrections (a)	As restated	As previously reported	Corrections (a)	As restated
Operating expenses:
Depreciation and amortization	1,978	(1,501)	477	3,970	(3,002)	968
Total operating expenses	14,103	(1,501)	12,602	29,273	(3,002)	26,271
Loss from operations	(9,529)	1,501	(8,028)	(19,180)	3,002	(16,178)

Loss before income taxes	(10,532)	1,501	(9,031)	(20,779)	3,002	(17,777)
Net loss	(10,525)	1,501	(9,024)	(20,773)	3,002	(17,771)
Net loss attributable to Greenlane Holdings, Inc.	$(10,533)	$1,501	$(9,032)	$(20,727)	$3,002	$(17,725)

Net loss attributable to Class A common stock per share - basic & diluted*	$(6.56)	$0.91	$(5.65)	$(12.96)	$1.88	$(11.08)
Weighted-average shares of Class A common stock outstanding - basic & diluted*	1,599	—	1,599	1,599	—	1,599

Comprehensive loss	(10,498)	1,501	(8,997)	(20,568)	3,002	(17,566)
Comprehensive loss attributable to Greenlane Holdings, Inc.	$(10,490)	$1,501	$(8,989)	$(20,560)	$3,002	$(17,558)

*After giving effect to the Reverse Stock Splits - see Note 2 - Summary of Significant Accounting Policies.

GREENLANE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital*	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Stockholders’ Equity
(in thousands)	Shares *	Amount *	Shares *	Amount*
Balance As previously reported
Balance December 31, 2022	1,599	$15	—	$—	$266,653	$(171,365)	$55	$1	$95,359
Net loss for the three months ended March 31, 2023	—	$—	—	$—	$—	$(10,194)	$—	$(54)	$(10,248)
Balance Balance March 31, 2023	1,599	$15	—	$—	$266,858	$(181,559)	$233	$(53)	$85,494
Net loss for the three months ended June 30, 2023	—	$—	—	$—	$—	$(10,533)	$—	$8	$(10,525)
Balance Balance June 30, 2023	1,598	$15	—	$—	$266,912	$(192,092)	$260	$(45)	$75,050

Balance Restatement impacts (a)
Balance December 31, 2022	—	$—	—	$—	$(2,636)	$(53,749)	$—	$17	$(56,368)
Net loss for the three months ended March 31, 2023	—	$—	—	$—	$—	$1,501	$—	$—	$1,501
Balance Balance March 31, 2023	—	$—	—	$—	$(2,636)	$(52,248)	$—	$17	$(54,867)
Net loss for the three months ended June 30, 2023	—	$—	—	$—	$—	$1,501	$—	$—	$1,501
Balance Balance June 30, 2023	—	$—	—	$—	$(2,636)	$(50,747)	$—	$17	$(53,366)

Balance As restated
Balance 12/31/2022 (As restated)	1,599	$15	—	$—	$264,017	$(225,114)	$55	$18	$38,991
Net loss for the three months ended March 31, 2023 (As restated)	—	$—	—	$—	$—	$(8,693)	$—	$(54)	$(8,747)
Balance Balance March 31, 2023 (As restated)	1,599	$15	—	$—	$264,222	$(233,807)	$233	$(36)	$30,627
Net loss for the three months ended June 30, 2023 (As restated)	—	$—	—	$—	$—	$(9,032)	$—	$8	$(9,024)
Balance Balance June 30, 2023 (As restated)	1,598	$15	—	$—	$264,276	$(242,839)	$260	$(28)	$21,684
*After giving effect to the Reverse Stock Splits - see Note 2 - Summary of Significant Accounting Policies.

GREENLANE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30, 2023
(in thousands)	As previously reported	Corrections (a)	As restated
Cash flows from operating activities:
Net loss (including amounts attributable to non-controlling interest)	$(20,773)	$3,002	$(17,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	$3,970	$(3,002)	$968
Net cash provided by operating activities	$4,656	$—	$4,656
Cash flows from investing activities:
Net cash used in investing activities	$(253)	$—	$(253)
Cash flows from financing activities:
Net cash used in financing activities	$(12,133)	$—	$(12,133)
Net (decrease) in cash and restricted cash	$(7,525)	$—	$(7,525)
Cash and restricted cash, as of beginning of the period	$12,176	$—	$12,176
Cash and restricted cash, as of end of the period	$4,651	$—	$4,651
(a) To reflect the reversal of amortization expense recognized during the three and six months ended June 30, 2023.
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

The Company has incurred net losses of 17.8 million and $182.2 million for the six months ended June 30, 2023 and the year ended December 31, 2022, respectively. For the six months ended June 30, 2023, cash provided by operating activities was 4.7 million, which included $4.85 million of cash from the ERC sale discussed above, and cash used in operating activities for the year ended December 31, 2022 was $26.4 million. The recent macroeconomic environment has caused weaker demand than contemplated under the Company's business plan, resulting in a reduction in projected revenue and cash flows for the twelve-month period included in the going concern evaluation.

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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of our Class A common stock is as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
	(As restated)		(As restated)
Numerator:
Net loss	$(9,024)	$(14,481)	$(17,771)	$(33,230)
Less: Net loss attributable to non-controlling interests	8	(2,357)	(46)	(5,774)
Net loss attributable to Class A common stockholders	$(9,032)	$(12,124)	$(17,725)	$(27,456)
Denominator:
Weighted average shares of Class A common stock outstanding*	1,599	534	1,599	493
Net loss per share of Class A common stock - basic and diluted*	$(5.65)	$(22.70)	$(11.08)	$(55.70)
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of Greenlane Holdings, Inc. and its consolidated subsidiaries (“Greenlane” and, collectively with the Operating Company and its consolidated subsidiaries, the “Company”, "we", "us" and "our") for the quarterly period ended June 30, 2023 included in Part I, Item 1 of this Amendment No. 1 to Quarterly Report on Form 10-Q/A, and the audited consolidated financial statements and related notes of Greenlane Holdings, Inc. for the year ended December 31, 2022, which are included in Amendment No. 1 to our Annual Report on Form 10-K/A.
Note Regarding Forward-Looking Statements
This Amendment No. 1 to Quarterly Report on Form 10-Q/A ("Form 10-Q") contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in Part I, Item 2 of this Form 10-Q under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could” and similar expressions. Examples of forward-looking statements include, without limitation:

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

Results of Operations
The following table presents operating results for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,						Six Months Ended June 30,
			% of Net sales		Change				% of Net sales		Change
	2023	2022	2023	2022	$	%	2023	2022	2023	2022	$	%
	(As restated)						(As restated)
Net sales	19,625	39,916	100.0%	100.0%	$(20,291)	(50.8)%	43,584	86,450	100.0%	100.0%	$(42,866)	(49.6)%
Cost of sales	15,051	31,817	76.7%	79.7%	(16,766)	(52.7)%	33,491	72,383	76.8%	83.7%	(38,892)	(53.7)%
Gross profit	4,574	8,099	23.3%	20.3%	(3,525)	(43.5)%	10,093	14,067	23.2%	16.3%	(3,974)	(28.3)%

Operating expenses:
Salaries, benefits and payroll taxes	5,157	8,836	26.3%	22.1%	(3,679)	(41.6)%	10,527	18,897	24.2%	21.9%	(8,370)	(44.3)%
General and administrative	6,968	10,588	35.5%	26.5%	(3,620)	(34.2)%	14,776	22,303	33.9%	25.8%	(7,527)	(33.7)%
Depreciation and amortization	477	2,349	2.4%	5.9%	(1,872)	(79.7)%	968	4,752	2.2%	5.5%	(3,784)	(79.6)%
Total operating expenses	12,602	21,773	64.2%	54.5%	(9,171)	(42.1)%	26,271	45,952	60.3%	53.2%	(19,681)	(42.8)%
Loss from operations	(8,028)	(13,674)	(40.9)%	(34.3)%	5,646	(41.3)%	(16,178)	(31,885)	(37.1)%	(36.9)%	15,707	(49.3)%

Other income (expense), net:
Interest expense	(918)	(266)	(4.7)%	(0.7)%	(652)	245.1%	(1,733)	(672)	(4.0)%	(0.8)%	(1,061)	157.9%
Other income (expense), net	(85)	(557)	(0.4)%	(1.4)%	472	(84.7)%	134	(611)	0.3%	(0.7)%	745	(121.9)%
Total other expense, net	(1,003)	(823)	(5.1)%	(2.1)%	(180)	*	(1,599)	(1,283)	(3.7)%	(1.5)%	(316)	*
Loss before income taxes	(9,031)	(14,497)	(46.0)%	(36.4)%	5,466	(37.7)%	(17,777)	(33,168)	(40.8)%	(38.4)%	15,391	(46.4)%
Provision for (benefit from) income taxes	(7)	(16)	—%	—%	9	(56.3)%	(6)	62	—%	0.1%	(68)	(109.7)%
Net loss	(9,024)	(14,481)	(46.0)%	(36.4)%	5,457	(37.7)%	(17,771)	(33,230)	(40.8)%	(38.5)%	15,459	(46.5)%
Net income (loss) attributable to non-controlling interest	8	(2,357)	—%	(5.9)%	2,365	(100.3)%	(46)	(5,774)	(0.2)%	(6.7)%	5,728	(99.2)%
Net loss attributable to Greenlane Holdings, Inc.	$(9,032)	$(12,124)	(46.0)%	(30.4)%	$3,092	(25.5)%	$(17,725)	$(27,456)	(40.6)%	(31.8)%	$9,731	(35.4)%
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
General and Administrative Expenses
General and administrative expenses decreased by approximately $3.6 million or 34.2% to$7.0 million , for the three months ended June 30, 2023, compared to $10.6 million for the same period in 2022. The decrease is related to a major restructuring effort by the Company to reduce cost and right-size the business. The Company experienced the following decreases compared to 2nd quarter 2022, outbound freight by $0.9 million, facility expenses by $0.8 million, general insurance by $0.5 million, allowance for doubtful accounts by $0.6 million, merchant fees by $0.2 million, dues & subscriptions by $0.2 million and other general and administrative by $0.3 million.

General and administrative expenses decreased by approximately $7.5 million or 33.7%, to $14.8 million for the six months ended June 30, 2023, compared to $22.3 million for the same period in 2022. The Company experienced the following expense decreases compared to prior year, facility by $2.2 million, professional & outside services by $2.3 million, outbound freight by $1.6 million, general insurance by $0.7 million, marketing by $0.3 million, dues & subscriptions by $0.3 million, taxes & licenses by $0.3 million, merchant fees by $0.3 million, other general and administrative by $0.6 million offset by an increase in R&D expense of $0.2 million and bad debt expense of $0.9 million related to a reversal of $1.8 million VAT liability reserve due to an indemnification receivable recorded during the three months ended March 31, 2022.
Depreciation and amortization expense decreased $1.9 million, or 79.7% to $0.5 million, for the three months ended June 30, 2023, compared to $2.3 million for the same period in 2022. The decrease is related to a major restructuring effort to reduce cost and right-size the business resulting in the sale and disposal of assets related to reducing our warehousing and office footprint.

Depreciation and amortization expense decreased $3.8 million, or 79.6% to $1.0 million , for the six months ended June 30, 2023, compared to $4.8 million for the same period in 2022. The decrease is related to a major restructuring effort to reduce cost and right-size the business resulting in the sale and disposal of assets related to reducing our warehousing and office footprint.
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

The Company has incurred net losses of $17.8 million and $182.2 million for the six months ended June 30, 2023 and the year ended December 31, 2022, respectively. For the six months ended June 30, 2023, cash provided by operating activities was $4.7 million, which included $4.85 million of cash from the ERC sale discussed above, and cash used in operating activities for the year ended December 31, 2023 was $26.4 million. The recent macroeconomic environment has caused weaker demand than contemplated under the Company's business plan, resulting in a reduction in projected revenue and cash flows for the twelve-month period included in the going concern evaluation.

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
Net Cash Provided by (Used in) Operating Activities
During the six months ended June 30, 2023, net cash provided by operating activities of approximately $4.7 million consisted of (i) net loss of $17.8 million, offset by non-cash adjustments to net loss of approximately $1.8 million, including depreciation and amortization of expense of approximately $1.0 million, equity-based compensation expense of approximately $0.3 million, change in the fair value of contingent consideration of approximately $0.1 million, and other expenses of approximately $0.5 million, and (ii) a $20.6 million decrease in working capital primarily driven by decreases in accounts receivable, inventories, vendor deposits and other current assets of approximately $19.7 million, increases in accounts payable of approximately $1.9 million, offset by decreases in customer deposits of approximately $1.0 million.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, see Note 7 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Amendment No. 1 to Quarterly Report on Form 10-Q/A.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2022, except as set forth below.

There is substantial doubt about our ability to continue as a going concern through the next 12 months from the date of the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

We have incurred net losses of $17.8 million and $182.2 million for the six months ended June 30, 2023 and the year ended December 31, 2022, respectively. For the six months ended June 30, 2023, cash provided by operating activities was $4.7 million, which included $4.85 million of cash from the ERC sale discussed elsewhere in this Quarterly Report on Form 10-Q, and cash used in operating activities for the year ended December 31, 2023 was $26.4 million. We raised approximately $3.8 million in connection with the July 2023 Offering and approximately $3.0 million in connection with the Future Receivables Financings in July and August 2023. As a result of our losses and our projected cash needs, combined with our current liquidity level, substantial doubt exists about the Company’s ability to continue as a going concern over the next 12 months. The recent macroeconomic environment has caused weaker demand than contemplated under the Company's business plan, resulting in a reduction in projected revenue and cash flows for the twelve-month period included in the going concern evaluation.

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