Form 10-Q
period 2023-09-30
Greenlane Holdings, Inc.
filed 2024-01-09
CIK 1743745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of January 9, 2024, Greenlane Holdings, Inc. had 3,734,211 shares of Class A common stock outstanding

Greenlane Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2023

PART I
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$2,443	$6,458
Restricted cash	—	5,718
Accounts receivable, net of allowance of $4,208 and $4,826 at September 30, 2023 and December 31, 2022, respectively	1,925	6,468
Inventories, net	22,638	40,643
Vendor deposits	3,351	6,296
Other current assets (Note 8)	7,152	11,120
Total current assets	37,509	76,703

Property and equipment, net	3,237	3,962
Operating lease right-of-use assets	2,163	3,442
Other assets	5,539	5,578
Total assets	$48,448	$89,685

LIABILITIES
Current liabilities
Accounts payable	$11,909	$14,953
Accrued expenses and other current liabilities (Note 8)	9,396	11,882
Customer deposits	2,410	3,983
Current portion of notes payable (Note 6)	6,978	3,185
Current portion of operating leases	898	1,528
Current portion of finance leases	128	128
Total current liabilities	31,719	35,659

Notes payable, less current portion and debt issuance costs, net (Note 6)	—	13,040
Operating leases, less current portion	1,238	1,887
Finance leases, less current portion	—	29
Other liabilities	80	79
Total long-term liabilities	1,318	15,035
Total liabilities	33,037	50,694

Commitments and contingencies (Note 7)

STOCKHOLDERS’ EQUITY*
Preferred stock, $0.0001 par value, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share, 600,000 shares authorized; 3,448 shares issued and outstanding as of September 30, 2023; 1,599 shares issued and outstanding as of December 31, 2022*	33	15
Class B common stock, $0.0001 par value per share, 30,000 shares authorized; 0 shares issued and outstanding as of September 30, 2023; 0 shares issued and outstanding as of December 31, 2022*	—	—
Additional paid-in capital*	268,105	264,017
Accumulated deficit	(252,956)	(225,114)
Accumulated other comprehensive income	238	55
Total stockholders’ equity attributable to Greenlane Holdings, Inc.	15,420	38,973
Non-controlling interest	(9)	18
Total stockholders’ equity	15,411	38,991
Total liabilities and stockholders’ equity	$48,448	$89,685

*After giving effect to the Reverse Stock Splits - See Note 9 - Stockholders' Equity.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Net sales	$11,800	$28,680	$55,384	$115,130
Cost of sales	8,671	23,711	42,162	96,094
Gross profit	3,129	4,969	13,222	19,036

Operating expenses:
Salaries, benefits and payroll taxes	4,059	7,000	14,586	25,897
General and administrative	5,433	8,547	20,209	30,850
Goodwill and indefinite-lived intangibles impairment	—	66,760	—	66,760
Definite-lived intangibles impairment charge	—	50,694	—	50,694
Property and equipment impairment charge	—	7,336	—	7,336
Depreciation and amortization	524	2,124	1,492	6,876
Total operating expenses	10,016	142,461	36,287	188,413
Loss from operations	(6,887)	(137,492)	(23,065)	(169,377)

Other income (expense), net:
Interest expense	(3,415)	(926)	(5,148)	(1,598)
Other income (expense), net	204	1,173	338	562
Total other income (expense), net	(3,211)	247	(4,810)	(1,036)
Loss before income taxes	(10,098)	(137,245)	(27,875)	(170,413)
Provision for (benefit from) income taxes	—	—	(6)	62
Net loss	(10,098)	(137,245)	(27,869)	(170,475)
Less: Net loss attributable to non-controlling interest	19	(6,742)	(27)	(12,516)
Net loss attributable to Greenlane Holdings, Inc.	$(10,117)	$(130,503)	$(27,842)	$(157,959)

Net loss attributable to Class A common stock per share - basic and diluted (Note 9)*	$(1.91)	$(198.51)	$(9.67)	$(277.41)
Weighted-average shares of Class A common stock outstanding - basic and diluted (Note 9)*	5,513	657	2,918	569

Other comprehensive income (loss):
Foreign currency translation adjustments	(24)	(238)	181	(212)
Unrealized gain (loss) on derivative instrument	—	—	—	358
Comprehensive loss	(10,122)	(137,483)	(27,688)	(170,329)
Less: Comprehensive loss attributable to non-controlling interest	—	(6,742)	(8)	(12,430)
Comprehensive loss attributable to Greenlane Holdings, Inc.	$(10,122)	$(130,741)	$(27,680)	$(157,899)
*After giving effect to the Reverse Stock Splits - See Note 9 - Stockholders' Equity.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital*	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Stockholders’ Equity
	Shares*	Amount*	Shares*	Amount*
Balance December 31, 2022	1,599	$15	—	$—	$264,017	$(225,114)	$55	$18	$38,991
Net loss	—	—	—	—	—	(8,693)	—	(54)	(8,747)
Equity-based compensation	—	—	—	—	110		—	—	110
Issuance of Class A shares - Amended Eyce APA (Note 3)	—	—	—	—	95	—	—	—	95
Other comprehensive income	—	—	—	—	—	—	178	—	178
Balance March 31, 2023	1,599	15	—	—	264,222	(233,807)	233	(36)	30,627
Net loss	—	—	—	—	—	(9,032)	—	8	(9,024)
Equity-based compensation forfeiture, net	(1)	—	—	—	(11)	—	—	—	(11)
Issuance of Class A shares - Amended Eyce APA (Note 3)	—	—	—	—	65	—	—	—	65
Other comprehensive income (loss)	—	—	—	—	—	—	27	—	27
Balance June 30, 2023	1,598	15	—	—	264,276	(242,839)	260	(28)	21,684
Net (loss) income	—	—	—	—	—	(10,117)	—	19	(10,098)
Equity-based compensation	—	—	—	—	(70)	—	—	—	(70)
Issuance of Class A shares - Amended Eyce APA (Note 3)	—	—	—	—	65	—	—	—	65
Issuance of Class A shares (Note 9)	1,850	18	—	—	3,834	—	—	—	3,852
Other comprehensive income (loss)	—	—	—	—	—	—	(22)	—	(22)
Balance Balance September 30, 2023	3,448	$33	—	$—	$268,105	$(252,956)	$238	$(9)	$15,411

*After giving effect to the Reverse Stock Splits - See Note 9 - Stockholders' Equity.

The accompanying notes are an integral part of these consolidated financial statements.

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital*	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Stockholders’ Equity
	Shares*	Amount*	Shares*	Amount*
Balance December 31, 2021	426	$4	109	$—	$229,744	$(55,544)	$324	$21,836	$196,364
Net loss	—	—	—	—	—	(15,332)	—	(3,417)	(18,749)
Equity-based compensation	9	—	—	—	730	—	—	172	902
Issuance of Class A shares, net of costs - ATM Program	56	1	—	—	6,800	—	—	—	6,801
Issuance of Class A shares - contingent consideration	19	—	—	—	3,486	—	—	—	3,486
Exchanges of noncontrolling interest for Class A common stock	3	—	(3)	—	543	—	—	(543)	—
Other comprehensive income	—	—	—	—	—	—	361	85	446
Balance March 31, 2022	513	5	106	—	241,303	(70,876)	685	18,133	189,250
Net loss	—	—	—	—	—	(12,124)	—	(2,357)	(14,481)
Equity-based compensation	—	—	—	—	371	—	—	75	446
Issuance of Class A shares, net of costs - ATM Program	30	—	—	—	2,224	—	—	—	2,224
Issuance of Class A shares, net of costs - June 2022 Offering	59	1	—	—	5,039	—	—	—	5,040
Issuance of Class A shares - Amended Eyce APA (Note 3)	7	—	—	—	310	—	—	—	310
Reclassification adjustment for gain included in net loss (Note 4)	—	—	—	—	—	—	(332)	—	(332)
Other comprehensive income (loss)	—	—	—	—	—	—	(62)	—	(62)
Balance June 30, 2022	609	6	106	—	249,247	(83,000)	291	15,851	182,395
'Net loss	—	—	—	—	—	(130,503)	—	(6,742)	(137,245)
Equity-based compensation	(2)	—	—	—	175	—	—	10	185
Issuance of Class A shares - Amended Eyce APA (Note 3)	—	—	—	—	206	—	—	—	206
Issuance of Class A shares - Prefunded warrants exercise (Note 9)	49	—	—	—	—	—	—	—	—
Exchanges of noncontrolling interest for Class A common stock	91	1	(91)	—	9,747	—	—	(9,748)	—
VIBES disposition / deconsolidation (Note 3)	—	—	—	—	—	—	—	(1,789)	(1,789)
Other comprehensive income (loss)	—	—	—	—	—	—	(238)	—	(238)
'Balance September 30, 2022	747	$7	15	$—	$259,375	$(213,503)	$53	$(2,418)	$43,514

*After giving effect to the Reverse Stock Splits - See Note 9 - Stockholders' Equity.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(in thousands)

	Nine months ended September 30,
	2023	2022

Cash flows from operating activities:
Net loss (including amounts attributable to non-controlling interest)	$(27,869)	$(170,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,492	6,876
Equity-based compensation expense	255	2,020
Goodwill and indefinite-lived intangibles impairment charge	—	66,760
Definite-lived intangibles impairment charge	—	50,694
Property and equipment impairment charge	—	7,336
Change in fair value of contingent consideration	103	(1,197)
Change in provision for doubtful accounts	(154)	2,637
Gain related to indemnification asset	—	(2,018)
(Gain) loss on disposal of fixed assets	—	820
(Gain) loss on disposal of held-for-sale assets	—	(780)
Gain related to VIBES disposition / deconsolidation (Note 3)	—	(2,062)
Unrealized loss on equity investments	—	1,214
Realized (gain) loss on interest rate swap contract	—	(408)
Amortization of deferred financing costs and debt discount	2,711	446
Other	(17)	(17)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Decrease (increase) in accounts receivable	4,697	247
Decrease (increase) in inventories	18,005	19,044
Decrease (increase) in vendor deposits	2,945	5,027
Decrease (increase) in other current assets	3,968	1,257
(Decrease) increase in accounts payable	(3,121)	(5,384)
(Decrease) Increase in accrued expenses and other liabilities	(250)	(1,124)
(Decrease) increase in customer deposits	(1,573)	(3,401)
Net cash (used in) provided by operating activities	1,192	(22,488)
Cash flows from investing activities:
Proceeds from VIBES disposition (Note 3)	—	4,567
Purchases of property and equipment, net	(633)	(1,660)
Proceeds from the sale of equity investments	53	—
Proceeds from sale of assets held for sale	—	9,593
Net cash provided by (used in) investing activities	(580)	12,500
Cash flows from financing activities:
Proceeds from issuance of Class A common stock, net of costs	3,852	14,064
Proceeds from (repayment of) Asset-Based Loan	(15,000)	14,550
Proceeds from Secured Bridge Loan, net of costs	2,090	—
Debt issuance costs	(751)	(1,472)
Repayment of loan against future accounts receivable	(851)	—
Proceeds from future receivables financing	3,000	—
Payments on Eyce and DaVinci promissory notes	(2,539)	(2,791)
Payments on Real Estate Note	—	(7,958)
Repayment of Bridge Loan	—	(8,000)
Proceeds from termination of interest rate swap	—	145
Purchase consideration paid for Eyce and DaVinci acquisition	(300)	(875)
Other	(29)	(128)
Net cash provided by financing activities	(10,528)	7,535
Effects of exchange rate changes on cash and restricted cash	183	(210)
Net (decrease) in cash and restricted cash	(9,733)	(2,663)
Cash and restricted cash, as of beginning of the period	12,176	12,857
Cash and restricted cash, as of end of the period	$2,443	$10,194

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(in thousands)

Reconciliation of cash and restricted cash to condensed consolidated balance sheets
	Nine months ended September 30,
	2023	2022
Beginning of the period
Cash	$6,458	$12,857
Restricted cash	5,718	—
Total cash and restricted cash, beginning of period	$12,176	$12,857

End of the period
Cash	$2,443	$8,039
Restricted cash	—	2,155
Total cash and restricted cash, end of period	$2,443	$10,194

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$(4,495)	$(1,598)
Cash paid for amounts included in the measurement of lease liabilities	$1,353	$2,120
Non-cash investing and financing activities:
Non-cash purchases of property and equipment	$133	$1,617
Issuance of Class A common stock for business acquisitions	$—	$3,486
Decrease in non-controlling interest as a result of exchanges for Class A common stock	$—	$(10,291)
Decrease in non-controlling interest as a result of VIBES disposition	$—	$(1,789)
Transfer from contingent consideration to notes payable	$1,150	$—
Transfer from accrued expenses to notes payable	$437	$—
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
We merchandise premium cannabis accessories, child-resistant packaging, specialty vaporization solutions and lifestyle products in the United States, Canada, Europe and Latin America, serving a diverse and expansive customer base with thousands of retail locations, licensed cannabis dispensaries, smoke shops, multi-state operators (“MSOs”), specialty retailers, and retail consumers through both our e-commerce platforms and our flagship Higher Standards store in New York City’s famed Chelsea Market.

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
In connection with the IPO, we entered into a Tax Receivable Agreement (the “TRA”) with the Operating Company and the Operating Company’s members and a Registration Rights Agreement (the “Registration Rights Agreement”) with the Operating

Company’s members. The TRA provides for the payment by us to the Operating Company’s member(s) of 85.0% of the amount of tax benefits, if any, that we may actually realize (or in some cases, are deemed to realize) as a result of (i) the step-up in tax basis in our share of the Operating Company's assets resulting from the redemption of Common Units under the mechanism described above and (ii) certain other tax benefits attributable to payments made under the TRA. Pursuant to the Registration Rights Agreement, we have agreed to register the resale of shares of Class A common stock that are issuable to the Operating Company’s members upon redemption or exchange of their Common Units.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2022. The condensed consolidated results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any other future annual or interim period. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair statement of the Company's financial position and operating results. Certain reclassifications have been made to prior year amounts or balances to conform to the presentation adopted in the current year.
Principles of Consolidation
Our condensed consolidated financial statements include our accounts, the accounts of the Operating Company, and the accounts of the Operating Company's consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Reverse Stock Splits
On August 4, 2022, we filed a Certificate of Amendment to the A&R Charter with the Secretary of State for the State of Delaware (the "SSSD"), which effected a one-for-twenty reverse stock split (the “2022 Reverse Stock Split”) of our issued and outstanding shares of Class A common stock and Class B common stock (collectively, the "Common Stock") at 5:01 PM Eastern Time on August 9, 2022. As a result of the 2022 Reverse Stock Split, every 20 shares of Common Stock issued and outstanding were converted into one share of Common Stock. We paid cash in lieu of fractional shares, and accordingly, no fractional shares were issued in connection with the 2022 Reverse Stock Split.
On June 2, 2023, we filed a Certificate of Amendment to the A&R Charter with the SSSD, which effected a one-for-ten reverse stock split (the “2023 Reverse Stock Split” and together with the 2022 Reverse Stock Split, the "Reverse Stock Splits") of our issued and outstanding shares of Common Stock at 5:01 PM Eastern Time on June 5, 2023. As a result of the 2023 Reverse Stock Split, every ten shares of common stock issued and outstanding were converted into one share of common stock. We paid cash in lieu of fractional shares, and accordingly, no fractional shares were issued in connection with the 2023 Reverse Stock Split.
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
Pursuant to ASC 205-40, Presentation of Financial Statements — Going Concern (“ASC 205-40”), management must evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date that these condensed consolidated financial statements are issued. In accordance with ASC 205-40, management’s analysis can only include the potential mitigating impact of management’s plans that have not been fully implemented as of the issuance date if (a) it is probable that management’s plans will be effectively implemented on a timely basis, and (b) it is probable that the plans, when implemented, will alleviate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern.

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

On August 7, 2023, we repaid the approximately $4.3 million in aggregate principal amount (the “Loan Repayment”) which remained outstanding under the terms of the Loan Agreement. As a result of the Loan Repayment, the Company has been released from its obligations under the Loan Agreement, in accordance with the terms of the Loan Agreement. See "Note 6 - Long Term Debt" for more information.

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

Future Receivables Financings

On July 31, 2023 and August 3, 2023, the Company received an aggregate of approximately $3.0 million in cash pursuant to the terms of future receivables financings (collectively, the “Future Receivables Financings”) entered into with two private lenders. The Company will make weekly payments under the Future Receivables Financings and is scheduled to repay the amounts due under the Future Receivables Financings in full in approximately six to eight months. See "Note 6 - Long Term Debt" for more information.

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

The Company has incurred net losses of $27.9 million and $182.2 million for the nine months ended September 30, 2023 and the year ended December 31, 2022, respectively. For the nine months ended September 30, 2023, cash provided by operating activities was $1.2 million, which included $4.9 million of cash from the ERC sale discussed above, and cash used in operating activities for the year ended December 31, 2022 was $26.4 million. The recent macroeconomic environment has caused weaker demand than contemplated under the Company's business plan, resulting in a reduction in projected revenue and cash flows for the twelve-month period included in the going concern evaluation.

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
Use of Estimates
Conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts in our consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. U.S. GAAP requires us to make estimates and judgments in several areas. Such areas include, but are not limited to the following: the collectability of accounts receivable; the allowance for slow-moving or obsolete inventory; the realizability of deferred tax assets; the fair value of contingent consideration arrangements; the useful lives property and equipment; the calculation of our VAT taxes receivable and VAT taxes, fines, and penalties payable; our loss contingencies, including our TRA liability; and the valuation and assumptions underlying equity-based compensation. These estimates are based on management's knowledge about current events and expectations about actions we may undertake in the future. The actual results could differ materially from those estimates.
Segment Reporting
We manage our global business operations through our operating and reportable business segments. As of September 30, 2023, we had two reportable operating business segments: Industrial Goods and Consumer Goods. Our reportable segments have been identified based on how our chief operating decision maker ("CODM"), which is a committee comprised of our Chief Executive Officer ("CEO") and our Chief Financial and Legal Officer ("CFO"), manages our business, makes resource allocation and operating decisions, and evaluates operating performance. See “Note 12—Segment Reporting.”
Revenue Recognition
The Company transitioned to a commission revenue model for the majority of the sales for the Industrial segment. The company operates as a Sales Agent servicing vape customers and receives a commission for these services. The company was previously working directly with these customers and recognizing gross revenue versus straight commission revenue.
Our liability for returns, which is included within "Accrued expenses and other current liabilities" in our condensed consolidated balance sheets, was approximately $0.1 million and $0.3 million as of September 30, 2023 and December 31, 2022, respectively.
For the three and nine months ended September 30, 2023, one customer represented approximately 13% and 28% of our net sales. No single customer represented more than 24% of our net sales for the three and nine months ended September 30, 2022. As of September 30, 2023, one customer represented approximately 30% of accounts receivable. As of December 31, 2022, the Company had three customers who individually represented approximately 31%, 17% and 15% of accounts receivable, respectively.

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

We performed an analysis of the VAT overpayments to the Dutch tax authorities, which we expected to be refunded to us, and VAT payable to other EU member states, including potential fines and penalties. Based on this analysis, we recorded VAT payable of approximately $0.4 million relating to this matter within "Accrued expenses and other current liabilities” in our condensed consolidated balance sheet as of September 30, 2023 and December 31, 2022.

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

NOTE 3. BUSINESS ACQUISITIONS AND DISPOSITIONS
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

The Amended Eyce APA also provided for the payment of $0.9 million in cash in four equal installments on April 1, 2023, July 1, 2023, October 1, 2023 and January 1, 2024, contingent on the achievement of certain deliverables outlined in the Amended Eyce APA and the continued employment of certain Eyce personnel. The transaction was accounted for separately from acquisition accounting for the Eyce business combination. The April 2, 2023 and July 1, 2023 payments were paid timely, the remaining payments, if not paid timely will roll into the Synergy Imports, LLC Bridge Loan and included in the potential additionally deferred amounts under that Loan..

VIBES Sale

On July 19, 2022, Warehouse Goods entered into the Sale Agreement with Portofino to sell the Company’s 50% stake in VIBES Holdings LLC for total consideration of $4.6 million in cash. The transactions contemplated by the Sale Agreement were completed on July 19, 2022, immediately following the signing of the Sale Agreement. In conjunction with and as a result of the disposition of and deconsolidation of our interest in VIBES Holdings LLC, we recorded a gain of $2.0 million for the three months ended September 30, 2022, which is included as an offset in "general and administrative expenses" in our condensed consolidated statements of operations and comprehensive loss, as well as a reduction to non-controlling interest on our condensed consolidated balance sheet as of September 30, 2022 of $1.8 million. In conjunction with the Sale Agreement, we retuned inventory to VIBES with a carrying value of approximately $2.4 million.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The carrying amounts for certain of our financial instruments, including cash, accounts receivable, accounts payable and certain accrued expenses and other assets and liabilities, approximate fair value due to the short-term nature of these instruments.

As of September 30, 2023 and December 31, 2022, we had contingent consideration that is required to be measured at fair value on a recurring basis.

Our financial instruments measured at fair value on a recurring basis were as follows at the dates indicated:

	Condensed Consolidated Balance Sheet Caption	Fair Value at September 30, 2023
(in thousands)		Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration - current	Accrued expenses and other current liabilities	$—	$—	1,500	1,500
Total Liabilities		$—	$—	$1,500	$1,500

	Condensed Consolidated Balance Sheet Caption	Fair Value at December 31, 2022
(in thousands)		Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration - current	Accrued expenses and other current liabilities	$—	$—	$2,738	$2,738
Total Liabilities		$—	$—	$2,738	$2,738

There were no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy during the three and nine months ended September 30, 2023 and 2022, respectively.

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

Refer to “Note 8 — Supplemental Financial Information” for further details on the components of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022, respectively.

The unrealized loss on the derivative instrument prior to the discontinuation of hedge accounting was included within “Other comprehensive income (loss)” in our condensed consolidated statement of operations and comprehensive loss. There was no measure of hedge ineffectiveness and no reclassifications from other comprehensive loss into interest expense for the three months ended September 30, 2022. In August 2022, we terminated the interest swap contract.

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

A reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

(in thousands)	Nine Months Ended September 30, 2023
Balance at December 31, 2022	$2,738
Cash payments for earned contingent consideration	(350)
Transfer to notes payable	(1,150)
Loss (gain) from fair value adjustments included in results of operations	262
Balance September 30, 2023	$1,500

(in thousands)	Nine Months Ended September 30, 2022
Balance at December 31, 2021	$6,857
Eyce 2021 Contingent Payment settlement in Class A common stock	(875)
Eyce 2021 Contingent Payment settlement in cash	(875)
DaVinci 2021 Contingent Payment settlement in Class A common stock	(2,611)
Write-off of Eyce 2022 Contingent Payment in conjunction with the Amended Eyce APA	(267)
Gain from fair value adjustments included in results of operations	(929)
Balance at September 30, 2022	$1,300

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

Airgraft Inc., Sun Grown, and VIVA are private entities and their equity securities do not have a readily determinable fair value. We elected to measure these securities under the measurement alternative election at cost minus impairment, if any, with adjustments through earnings for observable price changes in orderly transactions for the identical or similar investment of the same issuer. We acquired our investments in Sun Grown and VIVA as part of our merger with KushCo, which we completed in August 2021. We did not identify any fair value adjustments related to these equity securities during the three and nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023 and December 31, 2022, the carrying value of our investment in equity securities without a readily determinable fair value was approximately $2.5 million and $2.5 million, respectively, included within "Other assets" in our condensed consolidated balance sheets. The carrying value included a fair value adjustment of $1.5 million based on an observable price change recognized during the year ended December 31, 2019.
NOTE 5. LEASES
Greenlane as a Lessee
As of September 30, 2023, we had facilities financed under operating leases consisting of warehouses, offices, and retail stores, with lease term expirations between 2023 and 2027. Lease terms are generally three to seven years for warehouses, office space and retail store locations. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The following table provides details of our future minimum lease payments under operating lease liabilities recorded in our condensed consolidated balance sheet as of September 30, 2023. The table below does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

(in thousands)	Operating Leases
Remainder of 2023	$261
2024	914
2025	942
2026	81
2027 and thereafter	—
Total minimum lease payments	$2,197
Less: imputed interest	61
Present value of minimum lease payments	$2,136
Less: current portion	898
Long-term portion	$1,238
Rent expense under operating leases was approximately $0.4 million and $1.5 million for three and nine months ended September 30, 2023, respectively, and approximately $0.6 million and $2.1 million for the three and nine months ended September 30, 2022, respectively.
The following expenses related to our operating leases were included in "general and administrative" expenses within our condensed consolidated statements of operations and comprehensive loss:

	For the nine months ended September 30,
(in thousands)	2023	2022
Operating lease cost	1,474	2,120
Variable lease cost	461	696
Total lease cost	$1,935	$2,816
The table below presents lease-related terms and discount rates as of September 30, 2023:

Operating Leases
Weighted average remaining lease terms	2.2 years
Weighted average discount rate	2.3%

NOTE 6. DEBT
Our debt balance, excluding operating lease liabilities and finance lease liabilities, consisted of the following amounts at the dates indicated:

(in thousands)	September 30, 2023	December 31, 2022
Asset-Based Loan	$—	$15,000
DaVinci Promissory Note	653	2,538
Eyce Promissory Note	—	647
Future Receivables Financings	2,150	—
Secured Bridge Loan	4,175	—
	6,978	18,185
Less unamortized debt issuance costs	—	(1,960)
Less current portion of debt	(6,978)	(3,185)
Debt, net, excluding operating and finance leases and liabilities	$—	$13,040
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
In September 2022, 1095 Broken Sound consummated the previously disclosed transactions contemplated by that certain Purchase and Sale Agreement, dated as of August 16, 2022, by and between 1095 Broken Sound and ACS 1095 LLC ("the HQ Purchaser") whereby 1095 Broken Sound agreed to sell a certain parcel of real estate including the our headquarters building to the HQ Purchaser for total proceeds of $9.6 million in cash. On the Closing Date, the Company used a portion of the proceeds from the HQ Transaction to repay the remainder of the Real Estate Note in full. There was no remaining balance related to the Real Estate Note on our consolidated balance sheet as of September 30, 2023 or December 31, 2022.
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
Eyce Promissory Note
In March 2021, one of the Operating Company's wholly-owned subsidiaries financed a portion of the consideration of the acquisition of Eyce through the issuance of an unsecured promissory note (the "Eyce Promissory Note") in the principal amount of $2.5 million. Principal payments plus accrued interest at a rate of 4.5% are due quarterly through April 2023. As of September 30, 2023, the Eyce Promissory Note was repaid in full, and there was no remaining balance on our condensed consolidated balance sheet.
Future Receivables Financings

On July 31, 2023 and August 3, 2023, the Company received an aggregate of approximately $3.0 million in cash pursuant to the terms of future receivables financings (collectively, the “Future Receivables Financings”) entered into with two private lenders. The Company will make weekly payments under the Future Receivables Financings and is scheduled to repay the amounts due under the Future Receivables Financings in full in approximately six to eight months. The total amount to be repaid under the initial Future Receivables Financings was approximately $4.5 million. In connection with the Future Receivables Financings, the Company granted the lenders security interests in Company's accounts receivable equal to the amounts due thereunder, and in connection with any event of default, the lenders may file financing statements evidencing the security interests.
Secured Bridge Loan
On September 22, 2023, Greenlane Holdings, Inc. (the “Company”) entered into a secured loan pursuant to a Loan and Security Agreement, dated as of September 22, 2023 (the “Loan Agreement”) with Synergy Imports, LLC (the "Lender").

Pursuant to the Loan Agreement, the Lender agreed to make available to the Company a six-month bridge loan of $2.2 million in new funds. Additionally, the Lender agreed to defer payments totaling $2,028,603.59 already owed by the Company under existing payment obligations and potentially defer up to an additional $2,655,777.63 which may become due pursuant to existing agreements during the term of the Loan Agreement.

Subject to certain exceptions, the Company agreed to pledge all of its assets, with the exception of deposit accounts and accounts receivable, as collateral. Additionally, the Company agreed to transfer one US patent and two related foreign patents and a related trademark in exchange for an exclusive license back of such assets in the area of smoking products and accessories in connection with the loan.
NOTE 7. COMMITMENTS AND CONTINGENCIES
Legal Proceedings

In the ordinary course of business, we are involved in various legal proceedings involving a variety of matters. We do not believe there are any pending legal proceedings that will have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. We have not taken any reserves for litigation for the three and nine months ended September 30, 2023 and 2022, respectively.
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
Other Current Assets
The following table summarizes the composition of other current assets as of the dates indicated:

(in thousands)	September 30, 2023	December 31, 2022
Other current assets:
Employee retention credit (ERC) receivable	$—	$4,854
VAT refund receivable (Note 2)	1,878	143
Prepaid expenses	2,757	1,293
Indemnification receivable, net	7	736
Customs bonds	1,200	1,378
Other	1,310	2,716
	$7,152	$11,120
Accrued Expenses and Other Current Liabilities
The following table summarizes the composition of accrued expenses and other current liabilities as of the dates indicated:

(in thousands)	September 30, 2023	December 31, 2022
Accrued expenses and other current liabilities:
VAT payable (including amounts related to VAT matter described in Note 2)	$3,663	$2,809
Contingent consideration	1,500	2,738
Accrued employee compensation	2,323	3,812
Amended Eyce APA	—	430
Accrued professional fees	320	818
Refund liability (including accounts receivable credit balances)	113	329
Accrued construction in progress (ERP)	—	170
Sales tax payable	672	578
Other	805	198
	$9,396	$11,882
Customer Deposits
For certain product offerings we may receive a deposit from the customer (generally 25% - 50% of the total order cost, but the amount can vary by customer contract), when an order is placed by a customer. We typically complete orders related to customer deposits within one to six months from the date of order, depending on the complexity of the customization and the size of the order, but the order completion timeline can vary by product type and terms of sale with each customer. Changes in our customer deposits liability balance during the nine months ended September 30, 2023 were as follows:

(in thousands)	Customer Deposits
Balance as of December 31, 2022	$3,983
Increases due to deposits received, net of other adjustments	4,135
Revenue recognized	(5,708)
Balance as of September 30, 2023	$2,410

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) for the periods presented were as follows:

(in thousands)	Foreign Currency Translation	Unrealized Gain or (Loss) on Derivative Instrument	Total
Balance at December 31, 2022	$55	$—	$55
Other comprehensive income (loss)	183	—	183
Less: Other comprehensive (income) loss attributable to non-controlling interest	—	—	—
Balance at September 30, 2023	$238	$—	$238

(in thousands)	Foreign Currency Translation	Unrealized Gain or (Loss) on Derivative Instrument	Total
Balance at December 31, 2021	$282	$42	$324
Other comprehensive income (loss)	(212)	358	146
Less: Reclassification adjustment for (gain) loss included in net loss (Note 4)	—	(332)	(332)
Less: Other comprehensive (income) loss attributable to non-controlling interest	(17)	(68)	(85)
Balance at September 30, 2022	$53	$—	$53
Supplier Concentration
Our four largest vendors accounted for an aggregate of approximately 64.2% and 74.7% of our total purchases for the three and nine months ended September 30, 2023, respectively, and an aggregate of approximately 66.9% and 72.6% of our total purchases for the three and nine months ended September 30, 2022, respectively. We expect to maintain our relationships with these vendors.

Related Party Transactions
Nicholas Kovacevich, our former Chief Corporate Development Officer, owns capital stock of Unrivaled Brands Inc. (“Unrivaled”) and serves on the Unrivaled board of directors. Net sales to Unrivaled totaled approximately $0 for both the three and nine months ended September 30, 2023, respectively, and $0 and $0.4 million for the three and nine months ended September 30, 2022, respectively. Total accounts receivable due from Unrivaled were approximately $0.4 million as of September 30, 2023 and December 31, 2022, respectively. On February 8, 2023, we filed a lawsuit against Unrivaled in Superior Court of California, Orange County, seeking to compel the repayment of Unrivaled's open balance due to us. We can provide no assurances that we will be successful in this lawsuit, or that the amounts due to us, or any portion thereof, will be recovered.
Three individuals who were employees of the Company at the time are principals in Synergy Imports, LLC the Lender on the Secured Bridge Loan taken out on September 22, 2023, however, none are executive officers or directors of the Company.
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

The table below summarizes sales of our Class A common stock under the ATM program:

($ in thousands)	August 2021 (Inception) through September 30, 2023
Class A shares sold*	97,262
Gross proceeds	$12,684
Fees paid to sales agent	$381
Net proceeds	$12,303

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

As of the date of this Quarterly Report on Form 10-Q, 1,576,143 July 2023 Pre-Funded Warrants have been exercised, based upon which we issued an additional 1,576,143 shares of our Class A common stock, for de minimis net proceeds.

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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of our Class A common stock is as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Numerator:
Net loss	$(10,098)	$(137,245)	$(27,869)	$(170,475)
Less: Net loss attributable to non-controlling interests	19	(6,742)	(27)	(12,516)
Plus: Deemed Dividend on "October 2022 Standard Warrants"	$(388)	$—	$(388)	$—
Net loss attributable to Class A common stockholders	$(10,505)	$(130,503)	$(28,230)	$(157,959)
Denominator:
Weighted average shares of Class A common stock outstanding*	5,513	657	2,918	569
Net loss per share of Class A common stock - basic and diluted*	$(1.91)	$(198.51)	$(9.67)	$(277.41)
*After giving effect to the Reverse Stock Splits.
The June 2022 Pre-Funded Warrants, October 2022 Pre-Funded Warrants, July 2023 Pre-Funded Warrants were included in the weighted-average in the computation of basic net loss per share of Class A common stock for the three and nine months ended September 30, 2023, respectively, beginning with their issuance date, as their stated exercise price of $0.001 was non-substantive and their exercise was virtually assured.
On June 29, 2023 in connection with the July 2023 Offering, the Company entered into agreements with holders participating in the offering to amend existing outstanding warrants to purchase up to 1,344,367 shares of Class A common stock that were previously issued in November 2022 at an exercise price per share of $9.00. The warrants expire on November 1, 2029. In connection with the amendment, the exercise price of the warrants was reduced to $1.05. The impact of the amendment resulted in a deemed dividend in the amount of $0.4 million. The deemed dividend was calculated by the change in fair value.

For the three and nine months ended September 30, 2023 and 2022, respectively, shares of Class B common stock and stock options and warrants to purchase Class A common stock were excluded from the weighted-average in the computation of diluted net loss per share of Class A common stock because the effect would have been anti-dilutive.
Shares of our Class B common stock do not share in our earnings or losses and are therefore not participating securities. As such, separate calculations of basic and diluted net loss per share for each of our Class B common stock under the two-class method have not been presented for the three and nine months ended September 30, 2022, respectively. As of December 31, 2022, all Common Units of the Operating Company and Class B common stock had been exchanged for Class A common stock, and we owned 100.0% of the economic interests in the Operating Company.
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

Equity-Based Compensation Expense
Equity-based compensation expense is included within "salaries, benefits and payroll taxes" in our condensed consolidated statements of operations and comprehensive loss. We recognized equity-based compensation expense as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Stock options - Class A common stock	$(77)	$82	$2	$1,017
Restricted shares - Class A common stock	8	105	29	463
Restricted stock units (RSUs) - Class A common stock	—	—	—	11
Total equity-based compensation expense	$(69)	$187	$31	$1,491
Total remaining unrecognized compensation expense as of September 30, 2023 was as follows:

	Remaining Unrecognized Compensation Expense September 30, 2023	Weighted Average Period over which Remaining Unrecognized Compensation Expense is Expected to be Recognized
	(in thousands)	(in years)
Stock options - Class A common stock	$45	1.1
Restricted shares - Class A common stock	26	1.1
Total remaining unrecognized compensation expense	$71
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
Effective on December 31, 2022, the Operating Company became wholly owned by us. As a result, the Operating Company’s tax status was converted from a partnership to a disregarded entity. Starting in 2023, 100% of the Operating Company’s U.S. income and expenses will be included in our US and state tax returns.
During the three and nine months ended September 30, 2023 and 2022, respectively, management performed an assessment of the realizability of our deferred tax assets based upon which management determined that it is not more likely than not that the results of operations will generate sufficient taxable income to realize portions of the net operating loss benefits. Consequently, we established a full valuation allowance against our deferred tax assets and reflected a carrying balance of $0 as of September 30, 2023 and December 31, 2022, respectively. In the event that management determines that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance will be made, which would reduce December the provision for income taxes.

Uncertain Tax Positions

For the three and nine months ended September 30, 2023 and 2022, respectively, we did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties. The Company is subject to audit examination for federal and state purposes for the years 2018 – 2022.

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

As noted above, we evaluated the realizability of the deferred tax assets resulting from the IPO and the related transactions completed in April 2019 and established a full valuation allowance against those benefits. As a result, we determined that the amount or timing of payments to noncontrolling interest holders under the TRA are no longer probable or reasonably estimable. Based on this assessment, our TRA liability was $0 as of September 30, 2023 and December 31, 2022.

If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, we will record a liability related to the TRA, which would be recognized as expense within our condensed consolidated statements of operations and comprehensive (loss) income.
During the three and nine months ended September 30, 2023 and 2022, respectively, we did not make any payments, inclusive of interest, to members of the Operating Company pursuant to the TRA.
NOTE 12. SEGMENT REPORTING
We define our segments as those operations whose results are regularly reviewed by our CODM to analyze performance and allocate resources. Therefore, segment information is prepared on the same basis that management reviews financial information for operational decision-making purposes. Our CODM is a committee comprised of our CEO and our CFO.
We determined we had two operating segments as of September 30, 2023, which are the same as our reportable segments: (1) Consumer Goods and (2) Industrial Goods. These operating segments align with how we manage our business as of the third quarter of 2023. The accounting policies of the reportable segments are the same as those described in "Note 2 - Summary of Significant Accounting Policies."

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

Our CODM allocates resources to, and assesses the performance of, our two operating segments based on the operating segments' net sales and gross profit. The following table sets forth information by reportable segment for the three and nine months ended September 30, 2023 and 2022, respectively. There were no material intersegment sales during the three and nine months ended September 30, 2023 and 2022, respectively.

	For the three months ended September 30, 2023			For the three months ended September 30, 2022
(in thousands)	Consumer Goods	Industrial Goods	Total	Consumer Goods	Industrial Goods	Total
Net sales	$5,988	$5,812	$11,800	$8,565	$20,115	$28,680
Cost of sales	4,197	4,474	8,671	7,937	15,774	23,711
Gross profit	$1,791	$1,338	$3,129	$628	$4,341	$4,969

	For the nine months ended September 30, 2023			For the nine months ended September 30, 2022
(in thousands)	Consumer Goods	Industrial Goods	Total	Consumer Goods	Industrial Goods	Total
Net sales	$19,823	$35,561	$55,384	$41,617	$73,513	$115,130
Cost of sales	13,942	28,220	42,162	35,104	60,990	96,094
Gross profit	$5,881	$7,341	$13,222	$6,513	$12,523	$19,036
The following table sets forth specific asset categories which are reviewed by our CODM in the evaluation of operating segments:

	As of September 30, 2023			As of December 31, 2022
(in thousands)	Consumer Goods	Industrial Goods	Total	Consumer Goods	Industrial Goods	Total
Accounts receivable, net	$1,129	$796	$1,925	$967	$5,501	$6,468
Inventories, net	$15,032	$7,606	$22,638	$19,259	$21,384	$40,643
Vendor deposits	$2,205	$1,146	$3,351	$3,269	$3,027	$6,296

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of Greenlane Holdings, Inc. and its consolidated subsidiaries (“Greenlane” and, collectively with the Operating Company and its consolidated subsidiaries, the “Company”, "we", "us" and "our") for the quarterly period ended September 30, 2023 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and related notes of Greenlane Holdings, Inc. for the year ended December 31, 2022, which are included in Amendment No. 1 to our Annual Report on Form 10-K/A.

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

•the potential delisting of our Class A common stock from Nasdaq;
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

Overview
Founded in 2005, Greenlane is a premier global platform for the development and distribution of premium cannabis accessories, vape devices, and lifestyle products. In 2021, we completed several transformative acquisitions including the acquisition of two proprietary house brands, EYCE (“Eyce”) and DaVinci (“DaVinci”), along with a larger merger with KushCo Holdings, adding a significant industrial line of business to the Greenlane platform. These acquisitions strengthened our leading position as a consumer ancillary products house-of-brands business by adding two established brands to our portfolio (Eyce and DaVinci), and significantly expanded our customer network, bringing strategic relationships with leading cannabis multi-state-operators (“MSOs”), cannabis single-state operators (“SSOs”), and Canadian licensed-producers (“LPs”). Greenlane provides a wide array of consumer ancillary products and industrial ancillary products to thousands of cannabis producers, processors, brands, and retailers (“Cannabis Operators”), specialty retailers, smoke shops and head shops, convenience stores, and consumers directly through our own proprietary web stores and large online marketplaces such as Amazon.

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

We merchandise vaporizers, packaging, and other ancillary products in the United States, Canada, Europe and Latin America. We distribute products to retailers through wholesale operations and distribute products to consumers through e-commerce activities and our flagship Higher Standards store in New York City's famed Chelsea Market. We operate our own distribution center in the United States, while also utilizing third-party logistics ("3PL") locations in Canada and Europe. We have made tremendous progress consolidating and streamlining our warehouse and distribution operations in 2022 and 2023.

We manage our business in two different, but complementary, business segments. The first is the Consumer Goods segment, which focuses on serving consumers across wholesale, retail and e-commerce operations—offering both our Greenlane Brands as well as ancillary products and accessories from select leading third-party brands, such as Storz and Bickel,

Grenco Science, PAX, Cookies, and more. This segment forms a central part of our growth strategy, especially as it relates to scaling our own portfolio of higher-margin proprietary owned brands. In addition to our Consumer Goods segment, we have our Industrial Goods segment, which focuses on serving Cannabis Operators by providing ancillary products essential to their daily operations and growth, such as packaging and vaporization solutions, including our Greenlane Brand Pollen Gear. Refer to "Note 12— Segment Reporting" within Item 1 to this Quarterly Report on Form 10-Q for additional information on our reportable segments.

Plan to Accelerate Path to Profitability and Capitalize the Business

In today’s economic environment, not to mention the environment of the cannabis industry itself, the key focus for many companies is profitability. At Greenlane, we are hyper focused on getting our business profitable and well-capitalized for long-term sustainability. We have been working hard to right-size our business, focus on core areas, and reduce our overall cost structure while improving our margins in an effort to be profitable.

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

We have made progress consolidating and streamlining our office, warehouse, and distribution operations footprint. We reduced our salaries, benefits and payroll taxes expenses by approximately $11.3 million, for the nine months ended September 30, 2023, compared to the same period for 2022 to reduce costs.

We are actively selling our excess & obsolete (“E&O”) inventory of lower-margin, non-strategic products, along with reducing our overall level of inventory on hand. In May 2022, we commenced our official E&O sales program internally and have been aggressively liquidating E&O inventory into cash.

In addition to the strategic initiatives discussed above, we obtained additional capital through the sale of Class A common stock and warrants in a public offering that closed in July 2023 and future receivables financings arrangements entered into in July and August 2023 (the "Future Receivables Financings"). The July 2023 Offering was completed and the Future Receivables Financings were entered into in order to meet short term funding needs, and we are still seeking to execute our strategic and other liquidity initiatives.

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

Nasdaq Deficiency Letters

On August 3, 2023, we received a letter from the Nasdaq Listing Qualifications Department (the "Staff") of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it no longer is in compliance with Nasdaq Listing Rule 5450(b)(1)(C) because the market value of the publicly held shares of Class A common stock has fallen below the $5.0 million minimum required for continued listing on the Nasdaq Global Market for a period of at least 30 consecutive business days. Nasdaq calculates publicly held shares by subtracting from the total shares of Class A common stock outstanding any shares held by officers, directors or any person who beneficially owns more than 10% of the total shares of Class A common stock outstanding.

In accordance with Nasdaq Listing Rule 5810(c)(3)(D), we have a grace period of 180 calendar days, until January 30, 2024, to regain compliance with Nasdaq Listing Rule 5450(b)(1)(C). Compliance can be achieved by meeting the $5.0 million minimum requirement for market value of publicly held shares for a minimum of 10 consecutive business days during the 180-day compliance period.

If we do not regain compliance with Nasdaq Listing Rule 5450(b)(1)(C) by the end of the 180-day grace period, Nasdaq will notify us that the Class A common stock is subject to delisting. In the event that we receive a notice of delisting, Nasdaq rules permit us to appeal the delisting determination to a Nasdaq Hearings Panel. Alternatively, we may apply to transfer the listing of the Class A common stock to The Nasdaq Capital Market (the “Capital Market”) if we satisfy the continued listing criteria for the Capital Market.

On August 21, 2023, we received a deficiency letter from the Staff of Nasdaq notifying us that, for the last 30 consecutive business days, the closing bid price for our Class A common stock had been below the minimum $1.00 per share required for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been given 180 calendar days, or until February 20, 2024, to regain compliance with Rule 5450(a)(1). If we choose to implement a reverse stock split, we must complete the split no later than ten business days prior to February 20, 2024, to regain compliance. If at any time before February 20, 2024, the bid price of the Class A common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide written confirmation that we have regained compliance.

If we do not regain compliance with Rule 5450(a)(1) by February 20, 2024, we may be afforded a second 180 calendar day period to regain compliance. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the minimum bid price requirement. In addition, we would be required to notify Nasdaq of our intent to cure the deficiency during the second compliance period.

On November 22, 2023, we received a written notice from the Staff of Nasdaq indicating that we were not in compliance with Nasdaq’s continued listing standards because we did not timely file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023. We had 60 calendar days (or until January 22, 2024) to submit a plan to regain compliance. We regained compliance with this continued listing standard by filing this Quarterly Report with the Securities and Exchange Commission.

We currently are considering all available options to resolve these deficiencies and regain compliance with Nasdaq’s minimum requirements for the market value of publicly held shares, and closing bid price, of our Class A common stock.

Results of Operations

The following table presents operating results for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,						Nine Months Ended September 30,
			% of Net sales		Change				% of Net sales		Change
	2023	2022	2023	2022	$	%	2023	2022	2023	2022	$	%
Net sales	11,800	28,680	100.0%	100.0%	$(16,880)	(58.9)%	55,384	115,130	100.0%	100.0%	$(59,746)	(51.9)%
Cost of sales	8,671	23,711	73.5%	82.7%	(15,040)	(63.4)%	42,162	96,094	76.1%	83.5%	(53,932)	(56.1)%
Gross profit	3,129	4,969	26.5%	17.3%	(1,840)	(37.0)%	13,222	19,036	23.9%	16.5%	(5,814)	(30.5)%

Operating expenses:
Salaries, benefits and payroll taxes	4,059	7,000	34.4%	24.4%	(2,941)	(42.0)%	14,586	25,897	26.3%	22.5%	(11,311)	(43.7)%
General and administrative	5,433	8,547	46.0%	29.8%	(3,114)	(36.4)%	20,209	30,850	36.5%	26.8%	(10,641)	(34.5)%
Goodwill and indefinite-lived intangibles impairment charge	—	66,760	—%	232.8%	(66,760)	(100.0)%	—	66,760	—%	58.0%	(66,760)	(100.0)%
Definite-lived intangibles impairment charge	—	50,694	—%	176.8%	(50,694)	(100.0)%	—	50,694	—%	44.0%	(50,694)	(100.0)%
Property and equipment impairment charge	—	7,336	—%	25.6%	(7,336)	(100.0)%	—	7,336	—%	6.4%	(7,336)	(100.0)%
Depreciation and amortization	524	2,124	4.4%	7.4%	(1,600)	(75.3)%	1,492	6,876	2.7%	6.0%	(5,384)	(78.3)%
Total operating expenses	10,016	142,461	84.8%	496.8%	(132,445)	(93.0)%	36,287	188,413	65.5%	163.7%	(152,126)	(80.7)%
Loss from operations	(6,887)	(137,492)	(58.3)%	(479.4)%	130,605	(95.0)%	(23,065)	(169,377)	(41.6)%	(147.1)%	146,312	(86.4)%

Other income (expense), net:
Interest expense	(3,415)	(926)	(28.9)%	(3.2)%	(2,489)	268.8%	(5,148)	(1,598)	(9.3)%	(1.4)%	(3,550)	222.2%
Other income (expense), net	204	1,173	1.7%	4.1%	(969)	(82.6)%	338	562	0.6%	0.5%	(224)	(39.9)%
Total other expense, net	(3,211)	247	(27.2)%	0.9%	(3,458)	*	(4,810)	(1,036)	(8.7)%	(0.9)%	(3,774)	*
Loss before income taxes	(10,098)	(137,245)	(85.5)%	(478.6)%	127,147	(92.6)%	(27,875)	(170,413)	(50.3)%	(148.1)%	142,538	(83.6)%
Provision for (benefit from) income taxes	—	—	—%	—%	—	*	(6)	62	—%	0.1%	(68)	(109.7)%
Net loss	(10,098)	(137,245)	(85.5)%	(478.6)%	127,147	(92.6)%	(27,869)	(170,475)	(50.3)%	(148.2)%	142,606	(83.7)%
Net loss attributable to non-controlling interest	19	(6,742)	0.2%	(23.5)%	6,761	(100.3)%	(27)	(12,516)	(0.2)%	(10.9)%	12,489	(99.8)%
Net loss attributable to Greenlane Holdings, Inc.	$(10,117)	$(130,503)	(85.7)%	(455.0)%	$120,386	(92.2)%	$(27,842)	$(157,959)	(50.1)%	(137.2)%	$130,117	(82.4)%
*Not meaningful
Consolidated Results of Operations
Net Sales
For the three months ended September 30, 2023, net sales were approximately $11.8 million, compared to approximately $28.7 million for the same period in 2022, representing a decrease of $16.9 million, or 58.9%. The Industrial segment was down $14.3 million or 71.1%, and the Consumer segment was down $2.6 million or 30.1%. The Industrial segment decrease was related to transitioning to a commission revenue model of approximately $0.3 million recorded related to

$7.8 million of gross revenue previously recorded for the largest vaporizer product customers and discontinuing the packaging products business for the three months ended September 30, 2023. The Consumer segment sales decreased due to declining business globally and the company focusing on profitability revenue versus top-line revenue. The Company is focused on selling in-house brands with higher margins and moving away from third-party brands with lower margins.

For the nine months ended September 30, 2023, net sales were approximately $55.4 million, compared to approximately $115.1 million for the same period in 2022, representing a decrease of $59.7 million or 51.9%. The Industrial segment decreased $38.0 million or 51.6% and the Consumer segment decreased $21.8 million or 52.4%. The Industrial segment decrease was related to transitioning to a commission revenue model of approximately $0.3 million recorded related to $7.8 million of gross revenue previously recorded for the largest vaporizer product customers and discontinuing the packaging products business for the nine months ended September 30, 2023. The Consumer segment sales decreased due to declining business globally and the company focusing on profitability revenue versus top-line revenue. The Company is focused on selling in-house brands with higher margins and moving away from third-party brands with lower margins.
Cost of Sales and Gross Margin

For the three months ended September 30, 2023, cost of sales decreased by $15.0 million, or 63.4%, as compared to the same period in 2022. The decrease in cost of sales was attributable to a decrease in revenue.
Gross margin increased to 26.5% for the three months ended September 30, 2023, compared to gross margin of 17.3% for the same period in 2022. The 9.2% increase in gross margin is related to transitioning to a commission revenue model for the majority of the vaporizer sales with 100% margin versus gross revenue with lower margins. Also contributing to the increase in margin is the Company's continued focus on consumer in-house brands with higher margins and moving away from third-party brands with lower margins.

For the nine months ended September 30, 2023 cost of sales decreased by $53.9 million, or 56.1%, as compared to the same period in 2022. The decrease in cost of sales was attributable to a decrease in revenue.

Gross margin increased to 23.9% for the nine months ended September 30, 2023, compared to gross margin of 16.5% for the same period in 2022. Excluding inventory write-offs of damaged and obsolete inventory for the nine months ended September 30, 2023 and 2022, respectively, of $0.1 million and $7.8 million respectively, gross margins increased 1% to 24% for the nine months ended September 30, 2023, compared to 23% for the same period in 2022.
Salaries, Benefits and Payroll Taxes
Salaries, benefits and payroll taxes expenses decreased by approximately $2.9 million, or 42.0%, to $4.1 million for the three months ended September 30, 2023, compared to $7.0 million for the same period in 2022. The decrease is related to a major restructuring effort by the company to reduce headcount and cost to align with revenue.
Salaries, benefits and payroll taxes expenses decreased by approximately $11.3 million or 43.7% , to $14.6 million for the nine months ended September 30, 2023, compared to $25.9 million for the same period in 2022. The decrease is related to a major restructuring effort by the company to reduce headcount and cost to align with revenue.
General and Administrative Expenses
General and administrative expenses decreased by approximately $3.1 million, or 36.4%, for the three months ended September 30, 2023, compared to the same period in 2022. This decrease was primarily due to decreases of approximately $1.7 million for professional services, $1.7 million for bad debt, $0.6 million for outbound freight, $0.5 million for facility, $0.4 million for merchant fees, and $0.3 million for general insurance, partially offset by a gain on fixed assets of $2.0 million.
General and administrative expenses decreased by approximately $10.6 million or 34.5%, for the nine months ended September 30, 2023, compared to the same period in 2022. This decrease was primarily due to decreases of approximately $4.2 million for professional services, $2.6 million for facility, $2.3 million for outbound freight, $1.1 million for general insurance, $0.8 million for bad debt, $0.7 million for merchant fees, $0.4 million for dues and subscriptions, $0.3 for marketing, and $0.5 million for other expenses, partially offset by a gain on fixed assets of $2.0 million.
Impairment Charges - Goodwill, Indefinite-lived intangibles, and Definite-lived Intangibles
We incurred a goodwill and indefinite-lived intangibles impairment charge of approximately $66.8 million and a definite-lived intangibles impairment charge of approximately $50.7 million during the three months ended September 30, 2022, compared to no such impairment charge for the comparable period in 2023. We incurred a impairment charge of approximately $7.3 million to fixed assets related to the ERP system during the three months ended September 30, 2022, compared to no such impairment charge for the comparable period in 2023. The impairment charges were due to declining business and declining enterprise value.
We incurred a goodwill and indefinite-lived intangibles impairment charge of approximately $66.8 million and a definite-lived intangibles impairment charge of approximately $50.7 million during the nine months ended September 30, 2022, compared to no such impairment charge for the comparable period in 2023. We incurred a impairment charge of approximately $7.3 million to fixed assets related to the ERP system during the nine months ended September 30, 2022, compared to no such impairment charge fore the comparable period in 2023.This impairment charges were due to declining business and declining enterprise value.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $1.6 million, or 75.3%, for the three months ended September 30, 2023, compared to the same period in 2022. The decrease is primarily related to the intangible and fixed asset impairments incurred in the three months ended September 30 2022, reducing amortization expense.
Depreciation and amortization expense decreased $5.4 million, or 78.3%, for the nine months ended September 30, 2023, compared to the same period in 2022. The decrease is primarily related to the intangible and fixed asset impairments recorded as of September 30 2022, reducing amortization expense.
Other Income (Expense), Net
Interest expense.
Interest expense increased approximately $2.5 million during the three months ended September 30, 2023. The increase is primarily related to the exiting ABL facility which accelerated deferred interest expense as well as the promissory notes for the Eyce and DaVinci acquisition.

Interest expense increased approximately $3.6 million during the nine months ended September 30, 2023. The increase is primarily related to the exiting ABL facility which accelerated deferred interest expense as well as the promissory notes for the Eyce and DaVinci acquisition.
Other expense, net.
Other income (expense), net, expense decreased by approximately $1.0 million for the three months ended September 30, 2023, compared to the same period in 2022. The change is primarily due to a gain related to the change in fair value of contingent consideration of $1.0 million related to the DaVinci acquisition during the three months ended September 30, 2023.
Other income (expense), net, expense decreased by approximately $0.2 million for the nine months ended September 30, 2023, compared to the same period in 2022. The change is primarily due to a gain related to the change in fair value of contingent consideration of $1.0 million related to the DaVinci acquisition.
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

For the three and nine months ended September 30, 2023 and 2022, respectively, the effective tax rate differed from the U.S. federal statutory tax rate of 21% primarily due to the Operating Company's pass-through structure for U.S. income tax purposes (through December 31, 2022), the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and the valuation allowance against the deferred tax asset.

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
Our chief operating decision maker ("CODM") allocates resources to and assesses the performance of our two operating segments based on the operating segments' net sales and gross profit. The following table sets forth information by reportable segment for the three and nine months ended September 30, 2023 and 2022, respectively:

	Three Months Ended September 30,						Nine Months Ended September 30,
			% of Total Net sales		Change				% of Total Net sales		Change
	2023	2022	2023	2022	$	%	2023	2022	2023	2022	$	%
Net sales:
Consumer Goods	$5,988	$8,565	50.7%	29.9%	$(2,577)	(30.1)%	$19,823	$41,617	35.8%	36.1%	$(21,794)	(52.4)%
Industrial Goods	5,812	20,115	49.3%	70.1%	(14,303)	(71.1)%	35,561	73,513	64.2%	63.9%	(37,952)	(51.6)%
Total net sales	$11,800	$28,680					$55,384	$115,130

			% of Segment Net sales		Change				% of Segment Net sales		Change
Cost of sales:	2023	2022	2023	2022	$	%	2023	2022	2023	2022	$	%
Consumer Goods	$4,197	$7,937	70.1%	92.7%	$(3,740)	(47.1)%	$13,942	$35,104	70.3%	84.4%	$(21,162)	(60.3)%
Industrial Goods	4,474	15,774	77.0%	78.4%	(11,300)	(71.6)%	28,220	60,990	79.4%	83.0%	(32,770)	(53.7)%
Total cost of sales	$8,671	$23,711					$42,162	$96,094

Gross profit:
Consumer Goods	$1,791	$628	29.9%	7.3%	$1,163	185.2%	$5,881	$6,513	29.7%	15.6%	$(632)	(9.7)%
Industrial Goods	1,338	4,341	23.0%	21.6%	(3,003)	(69.2)%	7,341	12,523	20.6%	17.0%	(5,182)	(41.4)%
Total gross profit	$3,129	$4,969					$13,222	$19,036
Consumer Goods
For the three months ended September 30, 2023, our Consumer Goods operating segment reported net sales of approximately $6.0 million compared to approximately $8.6 million for the same period in 2022, representing a decrease of $2.6 million or 30.1%. The Consumer segment sales decreased due to declining business globally and the company focusing on profitability revenue versus top-line revenue. The company is focused on selling in-house brands with higher margins and moving away from 3rd Party brands with lower margins.
For the nine months ended September 30, 2023, our Consumer Goods operating segment reported net sales of approximately $19.8 million compared to approximately $41.6 million for the same period in 2022, representing a decrease of $21.8 million or 52.4%. The Consumer segment year over year sales decreased due to declining business globally and the company focusing on profitability revenue versus top-line revenue. The Company is focused on selling in-house brands with higher margins and moving away from third-party brands with lower margins.

For the three months ended September 30, 2023, cost of sales decreased by $3.7 million, or 47.1%, as compared to the same period in 2022. The decrease in cost of sales was primarily due to the $2.6 million aforementioned sales decrease of 30.1%.
For the nine months ended September 30, 2023, cost of sales decreased by $21.2 million or 60.3% , as compared to the same period in 2022. The decrease in cost of sales was primarily due to a $21.8 million or 52.4% decrease in sales compared to the same period in 2022.
Gross margin increased 22.6% to 29.9% for the three months ended September 30, 2023, compared to gross margin of approximately 7.3% for the same period in 2022. The increase in gross margin is related to focusing on selling in-house brands that carry a higher margin profile and a reduction in excess and obsolete expense for the prior year.
Gross margin increased 14.0% to 29.7% for the nine months ended September 30, 2023, compared to gross margin of approximately 15.6% for the same period in 2022. The increase in gross margin is related to focusing on selling in-house brands that carry a higher margin profile and a reduction in excess and obsolete expense for the prior year.
Industrial Goods
For the three months ended September 30, 2023, our Industrial Goods operating segment reported net sales of approximately $5.8 million compared to approximately $20.1 million for the same period in 2022, representing an decrease of $14.3 million or 71.1%. The Industrial segment decrease was related to transitioning to a commission revenue model of approximately $0.3 million recorded related to $7.8 million of gross revenue previously recorded for the largest vaporizer product customers and discontinuing the packaging products business for the three months ended September 30, 2023.
For the nine months ended September 30, 2023, our Industrial Goods operating segment reported net sales of approximately $35.6 million compared to approximately $73.5 million for the same period in 2022, representing an decrease of $38.0 million or 51.6%. The Industrial segment decrease was related to transitioning to a commission revenue model of approximately $0.3 million recorded related to $7.8 million of gross revenue previously recorded for the largest vaporizer product customers and discontinuing the packaging products business for the nine months ended September 30, 2023.
For the three months ended September 30, 2023, cost of sales decreased by $11.3 million, or 71.6%, as compared to the same period in 2022, due to the decrease in sales.
For the nine months ended September 30, 2023, cost of sales increased by $32.8 million or 53.7%, as compared to the same period in 2022, due to the decrease in sales year-over-year.
Gross margin was approximately 23.0% for the three months ended September 30, 2023, compared to gross margin of approximately 21.6% for the same period in 2022. The slight increase is related to a commission revenue model versus gross revenue model for the largest vaporizer product customers and discontinuing the lower margin packaging products business.
Gross margin was approximately 20.6% million for the nine months ended September 30, 2023, compared to gross margin of approximately 17.0% for the same period in 2022. The slight increase is related to a commission revenue model versus gross revenue model for the largest vaporizer product customers and discontinuing the lower margin packaging products business.
Net Sales by Geographic Regions

	Three Months Ended September 30,						Nine Months Ended September 30,
			% of Net sales		Change				% of Net sales		Change
	2023	2022	2023	2022	$	%	2023	2022	2023	2022	$	%
Net sales:
United States	$10,199	$25,801	86.5%	90.0%	$(15,602)	(60.5)%	$51,151	$106,407	92.4%	92.4%	$(55,256)	(51.9)%
Canada	265	1,543	2.2%	5.4%	(1,278)	(82.8)%	690	4,273	1.2%	3.7%	(3,583)	(83.9)%
Europe	1,336	1,336	11.3%	4.6%	—	—%	3,543	4,464	6.4%	3.9%	(921)	(20.6)%
Total net sales	$11,800	$28,680	100.0%	100.0%	$(16,880)	(58.9)%	$55,384	$115,144	100.0%	100.0%	$(59,760)	(51.9)%
United States

For the three months ended September 30, 2023, our United States net sales were approximately $10.2 million, compared to approximately $25.8 million for the same period in 2022, representing a decrease of $15.6 million, or 60.5%. The year-over-year decrease in net sales was due to a major restructuring effort and a shift in strategy to focus on in-house brands that carry a higher margin profile while rationalizing out third-party brand offerings, which generated top line revenue with lower margins. Net sales were also affected by the sale of the Company's minority interest in the Vibes brand during 2022. The company transition out of the Industry packaging business, which impacted sales and required significant working capital and produced low margins. The company entered into a strategic partnership with an affiliate of one our existing vape suppliers (“Vape Partner”) to service certain key customers with vaporizer goods and services (the “Vape Partnership”). As part of the Vape Partnership, we will introduce our Vape Partner to to certain key customers, assist with the promotion and the sale of certain vaporizer goods and services, and help coordinate the logistics, storage and distribution of such vaporizer products. If our Vape Partner and key customer(s) enter into a direct relationship, the customers would directly purchase vaporizer goods and services, which we currently sell them, directly from our Vape Partner and we would no longer need to purchase such vape inventory on behalf of such key customer(s). In exchange we would earn quarterly and annual commission payments from our strategic partners. While the strategic partnerships will result in a decrease in top line revenue for these packaging and vape products these partnerships combined with some of our other restructuring initiatives, should allow us to reduce our overall cost-structure and enhance our margins, and convert millions of dollars of existing inventory back into cash, thereby improving our balance sheet. The Company is focused on profitable revenue and as a result top line revenue has significantly been reduced.

For the nine months ended September 30, 2023, our U.S. net sales were approximately $51.2 million, compared to approximately $106.4 million for the same period in 2022, representing an increase of $(55.3) million, or 51.9%. The year over-year decrease in net sales was due to a major restructuring effort and a shift in strategy to focus on in-house brands that carry a higher margin profile while rationalizing out third-party brand offerings, which generated top line revenue with lower margins. Net sales were also affected by the sale of the Company's minority interest in the Vibes brand during 2022. The company transition out of the Industry packaging business, which impacted sales and required significant working capital and produced low margins. The company entered into a strategic partnership with an affiliate of one our existing vape suppliers (“Vape Partner”) to service certain key customers with vaporizer goods and services (the “Vape Partnership”). As part of the Vape Partnership, we will introduce our Vape Partner to to certain key customers, assist with the promotion and the sale of certain vaporizer goods and services, and help coordinate the logistics, storage and distribution of such vaporizer products. If our Vape Partner and key customer(s) enter into a direct relationship, the customers would directly purchase vaporizer goods and services, which we currently sell them, directly from our Vape Partner and we would no longer need to purchase such vape inventory on behalf of such key customer(s). In exchange we would earn quarterly and annual commission payments from our strategic partners. While the strategic partnerships will result in a decrease in top line revenue for these packaging and vape products these partnerships combined with some of our other restructuring initiatives, should allow us to reduce our overall cost-structure and enhance our margins, and convert millions of dollars of existing inventory back into cash, thereby improving our balance sheet. The Company is focused on profitable revenue and as a result top line revenue has significantly been reduced.
Canada
For the three months ended September 30, 2023, our Canadian net sales were approximately $0.3 million, compared to approximately $1.5 million for the same period in 2022, representing a decrease of $1.3 million, or 82.8%. The decrease is related to a reduction in sales and marketing spend. The company is currently evaluating distribution and sales channels into Canada.
For the nine months ended September 30, 2023, our Canadian net sales were approximately $0.7 million, compared to approximately $4.3 million for the same period in 2022, representing a decrease of $3.6 million, or 83.9%. The decrease is related to a reduction in sales and marketing spend. The company is currently evaluating distribution and sales channels into Canada.
Europe

For the three months ended September 30, 2023, our European net sales were approximately $1.3 million, compared to approximately $1.3 million for the same period in 2022, representing a decrease of $0.0 million or 0.0%. The decrease in net sales was due primarily to major restructuring efforts to improve the profitability of our European operations.

For the nine months ended September 30, 2023, our European net sales were approximately $3.5 million, compared to approximately $4.5 million for the same period in 2022, representing a decrease of $0.9 million, or 20.6%. The decrease in net sales was due primarily to major restructuring efforts to improve the profitability of our European operations.
Liquidity and Capital Resources
Our primary requirements for liquidity and capital are working capital, debt service related to recent acquisitions and general corporate needs. Our primary sources of liquidity are our cash on hand and the cash flow that we generate from our operations, as well as proceeds from equity issuances, such as our June 2022, October 2022 and July 2023 offerings, the Future Receivables Financings, and our ATM program, each as described and defined further in Note 2 of our unaudited condensed consolidated financial statements included in Item 1, Part 1 of this Form 10-Q. As of September 30, 2023, we had approximately $2.4 million of cash, of which $0.2 million was held in foreign bank accounts, and approximately $6.4 million of working capital, which is calculated as total current assets minus total current liabilities, as compared to approximately $6.5 million of cash, of which $0.8 million was held in foreign bank accounts, and approximately $41.0 million of working capital as of December 31, 2022. The repatriation of cash balances from our foreign subsidiaries could have adverse tax impacts or be subject to capital controls; however, these balances are generally available to fund the ordinary business operations of our foreign subsidiaries without legal or other restrictions. Based on our cash on hand and working capital at September 30, 2023, we may have insufficient cash to fund planned operations into the first quarter of 2024.
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

On March 31, 2022, the date on which our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "2021 Annual Report") was filed with the SEC, the Shelf Registration Statement became subject to the offering limits set forth in Instruction I.B.6 because our public float was less than $75 million. For so long as our public float is less than $75 million, the aggregate market value of securities sold by us under the Shelf Registration Statement (including our ATM Program) pursuant to Instruction I.B.6 during any 12 consecutive months may not exceed one-third of our public float. Since the launch of the ATM program in August 2021 and through December 31, 2022, we sold shares of our Class A common stock which generated gross proceeds of approximately $12.7 million and we paid fees to the sales agent of approximately $0.4 million. In light of our low cash position, we have been forced to sell stock under our ATM program at prices that may not otherwise be attractive and are dilutive. We have sold $2.2 million in securities pursuant to Instruction I.B.6 in the 12 calendar months preceding the date of filing of this Quarterly Report on Form 10-Q. In addition, due to the untimely filing of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 we are unable to issue additional shares of Class A common stock pursuant to the ATM Program or otherwise use the Shelf Registration Statement for a period of 12 full calendar months from the date when this Quarterly Report on Form 10-Q was required to be filed, which will limit our liquidity options in the capital markets.

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

Future Receivables Financings

On July 31, 2023 and August 3, 2023, the Company received an aggregate of approximately $3.0 million in cash pursuant to the terms of future receivables financings (collectively, the “Future Receivables Financings”) entered into with two private lenders. The Company will make weekly payments under the Future Receivables Financings and is scheduled to repay the amounts due under the Future Receivables Financings in full in approximately six to eight months. The total amount to be repaid under the initial Future Receivables Financings was approximately $4.5 million. In connection with the Future Receivables Financings, the Company granted the lenders security interests in Company's accounts receivable equal to the amounts due thereunder, and in connection with any event of default, the lenders may file financing statements evidencing the security interests.

Management Initiatives

We have completed several initiatives to optimize our working capital requirements. We launched Groove, a new, innovative Greenlane Brands product line and we also rationalized our third-party brands product offering, which enables us to reduce inventory carrying costs and working capital requirements.

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

The Company has incurred net losses of $27.8 million and $158.0 million for the nine months ended September 30, 2023 and the prior year comparable period, respectively. For the nine months ended September 30, 2023, cash used by operating activities was $1.2 million, and cash used in operating activities for the year ended December 31, 2022 was $26.5 million. The recent macroeconomic environment has caused weaker demand than contemplated under the Company's business plan, resulting in a reduction in projected revenue and cash flows for the twelve-month period included in the going concern evaluation.

As a result of our losses and our projected cash needs, combined with our current liquidity level, substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon successful execution of management’s intended plan over the next twelve months to improve the Company’s liquidity and profitability, which includes, without limitation:

•Further reducing operating costs expense by taking additional restructuring actions to align cost with revenue to achieve profitability.
•Increasing revenue by introducing new products and acquiring new customers.
•Execute on strategic partnerships accretive to margins and operating cash
•Seeking additional capital through the issuance of equity securities or debt financing.

Our opinions concerning liquidity are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity could be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors” in Item 1A of Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2022. Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on terms favorable to us, or at all.

The consolidated financial statements do not include any adjustments that may result from the outcome of this going concern uncertainty.
As of September 30, 2023, we did not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.
Cash Flows
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash provided by (used in) operating activities	$1,192	$(22,488)
Net cash provided by (used in) investing activities	(580)	12,500
Net cash provided by financing activities	(10,528)	7,535
Net Cash Provide by (Used in) Operating Activities
During the nine months ended September 30, 2023, net cash used in operating activities of approximately $1.2 million consisted of (i) net loss of $27.9 million, offset by non-cash adjustments to net loss of approximately $4.4 million, and (ii) a $24.7 million decrease in working capital primarily driven by increases in accounts payable, accrued expenses and customer deposits of approximately $4.9 million, offset by increases in accounts receivable, inventories, vendor deposits and other current assets of approximately $29.6 million.
During the nine months ended September 30, 2022, net cash used in operating activities of approximately $22.5 million consisted of (i) net loss of $170.5 million, offset by non-cash adjustments to net loss of approximately $132.3 million, and (ii) a $15.7 million decrease in working capital primarily driven by increases in accounts payable, accrued expenses and customer deposits of approximately $9.9 million, offset by increases in accounts receivable, inventories, vendor deposits and other current assets of approximately $25.6 million.
Net Cash Provided by (Used in) Investing Activities
During the nine months ended September 30, 2023, net cash provided by investing activities of approximately $0.6 million , offset by cash used for development costs for our new enterprise resource planning (ERP) system of $0.6 million..
Net Cash Provided by Financing Activities
During the nine months ended September 30, 2023, net cash provided by financing activities of approximately $10.5 million primarily consisted of cash proceeds of approximately $3.9 million from the issuance of Class A common stock through our ATM Program and the June 2022 Offering, offset primarily by approximately $2.5 million in payments on notes payable, finance lease obligations and other long-term liabilities, and approximately $0.3 million in payments of contingent consideration related to the Eyce LLC acquisition.
Critical Accounting Policies and Estimates

See Note 2, “Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and Part II, Item 7, "Critical Accounting Policies and Estimates" in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2022 for descriptions of the significant accounting policies and methods used in the preparation of our Condensed Consolidated Financial Statements. There have been no material changes to the Company’s critical accounting estimates since the Form 10-K/A for the year ended December 31, 2022.
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

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described in Item 9A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2022, which have not yet been remediated as of September 30, 2023.

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

•and implement enhanced controls to monitor the effectiveness of the underlying business process controls that are dependent on the data and financial reports generated from the relevant information systems.

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

There were no other changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, see Note 7 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2022, filed with the SEC on January 5, 2024, except as set forth below.

There is substantial doubt about our ability to continue as a going concern through the next 12 months from the date of the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

The Company has incurred net losses of $27.8 million and $158.0 million for the nine months ended September 30, 2023 and the prior year comparable period, respectively. For the nine months ended September 30, 2023, cash used by operating activities was $1.2 million, and cash used in operating activities for the year ended December 31, 2022 was $26.4 million. Based on our cash on hand and working capital at September 30, 2023, we may have insufficient cash to fund planned operations into the first quarter of 2024. As a result of our losses and our projected cash needs, combined with our current liquidity level, substantial doubt exists about the Company’s ability to continue as a going concern over the next 12 months. The recent macroeconomic environment has caused weaker demand than contemplated under the Company's business plan, resulting in a reduction in projected revenue and cash flows for the twelve-month period included in the going concern evaluation.

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
▪Execute on strategic partnerships accretive to margins and operating cash
▪Seeking additional capital through the issuance of equity securities or obtaining debt financing.

There can be no assurance that any such measures will be successful. If we are not successful in improving our liquidity position and the profitability of our operations, we may need to consider all strategic alternatives, including seeking additional debt or equity capital, reducing or delaying our business activities and strategic initiatives, or selling assets, other strategic transactions and/or other measures, including receivership or, to the extent available, bankruptcy protection. In addition, the perception that we may not be able to continue as a going concern may cause vendors and customers to choose not to do business with us due to concerns about our ability to meet our contractual obligations. If we seek additional financing to fund our operations and there remains substantial doubt about our ability to continue as a going concern, our financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all. The consolidated financial statements do not include any adjustments that may result from the outcome of this going concern uncertainty. Such adjustments could be material.

We have failed, and may continue to fail, to meet the listing standards of Nasdaq, and as a result our Class A common stock may become delisted, which could have a material adverse effect on the liquidity of our Class A common stock.

If we fail to continue to satisfy the continued listing requirements of Nasdaq, Nasdaq will take steps to delist our Class A common stock. Such a delisting would likely have a negative effect on the price of our Class A common stock and would impair your ability to sell or purchase our Class A common stock when you wish to do so, as well as adversely affect our ability to issue additional securities and obtain additional financing in the future.

On August 3, 2023, we received a letter from Nasdaq notifying us that we were no longer in compliance with Nasdaq Listing Rule 5450(b)(1)(C) because the market value of our publicly held shares of Class A common stock had fallen below the $5.0 million minimum required for continued listing on the Nasdaq Global Market for a period of at least 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(D), we have a grace period of 180 calendar days, until January 30, 2024, to regain compliance with Nasdaq Listing Rule 5450(b)(1)(C). Compliance can be achieved by meeting the $5.0 million minimum requirement for market value of publicly held shares for a minimum of 10 consecutive business days during the 180-day compliance period. If we do not regain compliance with Nasdaq Listing Rule 5450(b)(1)(C) by the end of the 180-day grace period, Nasdaq will notify us that the Class A common stock is subject to delisting. In the event that we receive a notice of delisting, Nasdaq rules permit us to appeal the delisting determination to a Nasdaq Hearings Panel. Alternatively, we may apply to transfer the listing of the Class A common stock to The Nasdaq Capital Market if we satisfy the continued listing criteria for that market.

On August 21, 2023, we received a deficiency letter from Nasdaq notifying us that, for the last 30 consecutive business days, the closing bid price for our Class A common stock had been below the minimum $1.00 per share required for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been given 180 calendar days, or until February 20, 2024, to regain compliance with Rule 5450(a)(1). If we do not regain compliance with Rule 5450(a)(1) by February 20, 2024, we may be afforded a second 180 calendar day period to regain compliance. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the minimum bid price requirement. In addition, we would be required to notify Nasdaq of our intent to cure the deficiency during the second compliance period. There are many factors that may adversely affect our minimum bid price. Many of these factors are outside of our control. As a result, we may not be able to sustain compliance with Rule 5550(a)(2) in the long term.

On November 22, 2023, we received a written notice from Nasdaq indicating that we were not in compliance with Nasdaq’s continued listing standards because we did not timely file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023. We had 60 calendar days (or until January 22, 2024) to submit a plan to regain compliance. We regained compliance with this continued listing standard by filing this Quarterly Report with the Securities and Exchange Commission.

Any potential delisting of our Class A common stock from Nasdaq would likely result in decreased liquidity and increased volatility for our Class A common stock and would adversely affect our ability to raise additional capital or to enter into strategic transactions, in addition to adversely impacting the perception of our financial condition and could cause reputational harm to investors and parties conducting business with us. Any potential delisting of our Class A common stock from Nasdaq would also make it more difficult for our stockholders to sell our Class A common stock.

In the event of a delisting, we would take actions to restore our compliance with Nasdaq Marketplace Rules, but we can provide no assurances that the listing of our Class A common stock would be restored, that our Class A common stock will remain above the Nasdaq minimum bid price requirement or that we otherwise will remain in compliance with the Nasdaq Marketplace Rules.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

4.1	Form of July 2023 Standard Warrant (Incorporated by reference to Exhibit 4.1 to Greenlane's Current Report on Form 8-K, filed on July 3, 2023).
4.2	Form of July 2023 Pre-Funded Warrant (Incorporated by reference to Exhibit 4.2 to Greenlane's Current Report on Form 8-K, filed on July 3, 2023).
4.3	Form of July 2023 Warrant Amendment (Incorporated by reference to Exhibit 4.3 to Greenlane's Current Report on Form 8-K, filed on July 3, 2023).
10.1	Form of July 2023 Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to Greenlane's Current Report on Form 8-K, filed on July 3, 2023).
10.2	Placement Agency Agreement, dated as of June 29, 2023 (Incorporated by reference to Exhibit 10.2 to Greenlane's Current Report on Form 8-K, filed on July 3, 2023).
10.3	Loan and Security Agreement, dated as of September 22, 2023, between Greenlane and Synergy Imports, LLC.
10.4	Secured Promissory Note, dated as of September 22, 2023, between Greenlane and Synergy Imports, LLC.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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
______________________________________________
* Filed herewith.
**Schedules and exhibits have been omitted from this exhibit pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREENLANE HOLDINGS, INC.

Date: January 9, 2024	By:	/s/ Lana Reeve
Lana Reeve Chief Financial and Legal Officer (Principal Financial and Accounting Officer)