Form 10-K
period 2023-12-31
Greenlane Holdings, Inc.
filed 2024-07-19
CIK 1743745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

001-38875

(Commission file number)

Greenlane Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-0806637
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1095 Broken Sound Parkway, Suite 100
Boca Raton, FL	33487
(Address of principal executive offices)	(Zip Code)

(877) 292-7660

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value per share	GNLN	Nasdaq Capital Market

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.0 million based upon the closing price reported for such date on the Nasdaq Capital Market.

As of July 18, 2024, Greenlane Holdings, Inc. had 5,819,335 shares of Class A common stock outstanding.

Greenlane Holdings, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2023

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in Part, Item 7 of this Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could” and similar expressions. Examples of forward-looking statements include, without limitation:

●	statements regarding our growth and other strategies, results of operations or liquidity;
●	statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance;
●	statements regarding our industry;
●	statements of management’s goals and objectives;
●	statements regarding laws, regulations, and policies relevant to our business;
●	projections of revenue, earnings, capital structure and other financial items;
●	assumptions underlying statements regarding us or our business; and
●	other similar expressions concerning matters that are not historical facts.

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors” and in other documents that we file from time to time with the Securities and Exchange Commission (the “SEC”).

Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances, or achievements expressed or implied by the forward-looking statements. These risks include, but are not limited to, those listed below and those discussed in greater detail in Part I, Item 1A of this Form 10-K under the heading “Risk Factors.”

●	our strategy, outlook, and growth prospects;
●	general economic trends, trends in the industry, and the competitive markets in which we operate;
●	our ability to generate adequate cash from our existing business to support our growth;
●	our ability to raise capital on favorable terms, or at all, to support the continued growth of the business, including high inflation and increasing interest rates;
●	our dependence on, and our ability to establish and maintain business relationships with third-party suppliers and service suppliers, including vulnerability to third-party transportation risks;
●	our ability to accurately estimate demand for our products and maintain appropriate levels of inventory;
●	our ability to maintain or improve our operating margins and meet sales expectations;
●	our ability to adapt to changes in consumer spending and general economic conditions;
●	our ability to maintain consumer brand recognition and loyalty of our products;
●	our ability to protect our intellectual property rights and use or license certain trademarks;
●	our ability to successfully identify and complete strategic acquisitions and/or dispositions;
●	our ability to address product defects and contamination of, or damage to, our products;
our exposure to potential various claims, lawsuits, and administrative proceedings;
●	our and our customers’ ability to establish or maintain banking relationships;
●	the impact of governmental laws and regulations and the outcomes of regulatory or agency proceedings;
●	fluctuations in U.S. federal, state, local, and foreign tax obligations and changes in tariffs;
●	any unfavorable scientific studies on the long-term health risks of vaporizers, electronic cigarettes, or cannabis and hemp-derived products, including cannabidiol (“CBD”);
●	failure of our information technology systems to support our current and growing business;
●	our ability to prevent and recover from Internet security breaches;
●	our sensitivity to global economic conditions and international trade issues;

●	the onset of an economic recession in the United States or other countries, including the impact of the ongoing wars, and their impact on the economy generally;
●	natural disasters, adverse weather conditions, operating hazards, environmental incidents and labor disputes;
●	public heath crises;
●	the potential delisting of our Class A common stock from Nasdaq;
●	increased costs as a result of being a public company; and
●	our failure to maintain adequate internal controls over financial reporting.

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

Summary Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may materially and adversely affect our business, financial condition, results of operations, cash flows and prospects. These risks are discussed more fully in Item 1A. Risk Factors herein. These risks include, but are not limited to, the following:

●	Global economic conditions, including inflation and supply chain disruptions, could materially and adversely our business, prospects, results of operations, financial condition or cash flows.
●	A significant percentage of our revenue is dependent on sales of products from a relatively small number of key suppliers, and a decline in sales of products from these suppliers could materially harm our business.
●	We do not have long-term agreements or guaranteed price or delivery arrangements with most of our suppliers. The loss of a significant supplier would require us to rely more heavily on our other existing suppliers or to develop relationships with new suppliers. Such a loss may have an adverse effect on our product offerings and our business.
●	We are vulnerable to third-party transportation risks, including governmental laws and common carriers’ policies that prevent the shipment of the types of products we sell.
●	If we are unable to successfully execute our on our liquidity and strategic initiatives, we may have significant cash constraints, which would have a material and adverse impact on our business and results of operations and ability to pay our debts as they come due.
●	Complications and disruptions associated with the design and implementation of our new ERP system have occurred and could adversely impact our business and operations in the future.
●	We may be required to seek additional financing sources, which may not be available to us on attractive terms if at all and could restrict our ability to engage in important business activities.
●	While we believe that our business and sales do not violate the Federal Paraphernalia Law, legal proceedings alleging violations of such law or changes in such law or interpretations thereof could materially and adversely affect our business, financial condition, or results of operations.
●	Officials of the U.S. Customs and Border Protection agency (“CBP”) have broad discretion regarding products imported into the United States, and the CBP has on occasion seized imported products, and seizures of the products we sell could have a material adverse effect on our business operations or our results of operations.
●	Our business depends partly on continued purchases by businesses and individuals selling or using cannabis and cannabis ancillary products pursuant to federal and state laws in the United States and laws in Canada, the European Union, United Kingdom, Mexico, and Latin America. Because our business is dependent, in part, upon continued market acceptance of cannabis by consumers, any negative trends could materially and adversely affect our business, financial conditions or results of operations. Additionally, we are subject to legislative uncertainty that could slow or halt the legalization and use of cannabis, which could negatively affect our business.
●	The market for vaporizer products and related items is a niche market, subject to a great deal of uncertainty and is still evolving, including uncertainty related to the regulation of vaporization products and certain other consumption accessories. Increased regulatory compliance burdens, no matter how they arise, could have a material adverse impact on our business development efforts and our operations.
●	Recently adopted laws prohibit the mailing of certain vaporizer products through the United States Postal Service (“USPS”) and place certain regulatory requirements on shipment of those products through other carriers. Additionally, carriers including UPS and FedEx have imposed policies restricting the shipment of vaporizers. If a significant volume of the products we carry cannot be shipped by the USPS or private carriers, or we must comply with burdensome policies and regulations, our shipping costs could increase materially and we could lose our ability to deliver products to customers in a timely and economical matter.

●	The FDA has expressed growing concern about the popularity among youth of certain vaporization products, including electronic nicotine delivery systems (“ENDS”) and has imposed significant regulation on ENDS products. Additional regulatory actions may further impact our ability to sell these products, as well as other vaporization products, in the United States or online.
●	Our narrow margins may magnify the impact of variations in operating costs and of adverse or unforeseen events on operating results.
●	Management and employee turnover creates uncertainties and could harm our business.
●	We and our customers may have difficulty accessing the service of banks, which may make it difficult for us and for them to sell our products.
●	We have failed, and may continue to fail, to meet the listing standards of Nasdaq, and as a result our Class A common stock may become delisted, which could have a material adverse effect on the liquidity of our Class A common stock.
●	The market price of our Class A common stock has been volatile and has declined significantly since our initial public offering and may face more volatility and price declines in the future. As a result, you may not be able to resell your shares at or above the price at which you have acquired or will acquire shares of our Class A common stock.
●	Substantial sales and issuances of our Class A common stock have occurred and may continue to occur, or may be anticipated, which have caused and could continue to cause our stock price to decline and your percentage ownership may be diluted in the future.

PART I

ITEM 1. BUSINESS

General

Founded in 2005, Greenlane is a premier global platform for the development and distribution of premium cannabis accessories, vape devices, and lifestyle products. With three different mergers in 2021, Greenlane was able to strengthen its leading position as a consumer ancillary products house-of-brands business, significantly expanding its customer network, bringing strategic relationships with leading cannabis multi-state operators (“MSOs”), cannabis single-state operators (“SSOs”), and Canadian licensed producers (“LPs”). Greenlane provides a wide array of consumer ancillary products and industrial ancillary products to thousands of cannabis producers, processors, brands, and retailers (“Cannabis Operators”). In addition, it serves specialty retailers, smoke shops, head shops, convenience stores, and consumers directly through its own proprietary web stores and large online marketplaces such as Amazon.

We have been developing a world-class portfolio of both our own proprietary brands (the “Greenlane Brands”) along with close partner brands that we believe will, over time, deliver higher margins and create long-term value for our customers and shareholders. Our Greenlane Brands include our more affordable product line – Groove, our premium smoke shop and ancillary product brand – Higher Standards, and our child-resistant packaging brand - Pollen Gear. In collaboration with our partner brands, including the innovative silicone pipes and accessories line, Eyce, and the premium vaporizer brand, DaVinci, Greenlane is strategically positioned to serve as a comprehensive one-stop shop for all buyers. We also have category exclusive licenses for the premium Marley Natural branded products, as well as the Keith Haring branded products.

The Greenlane Brands, along with a curated set of third-party products, are offered to customers through our proprietary, owned and operated e-commerce platforms which include Wholesale.Greenlane.com, Vapor.com, PuffItUp.com, HigherStandards.com, and MarleyNaturalShop.com. Additionally, our presence on popular e-commerce platforms such as Amazon, Etsy, and eBay enables us to reach customers directly, providing them with valuable resources and a seamless purchasing experience.

We merchandise vaporizers, packaging, and other ancillary products in the United States, Canada, Europe, and Latin America. We distribute products to retailers through wholesale operations and distribute products to consumers through constantly evolving e-commerce activities. We operate our own distribution centers in the United States, while also utilizing third-party logistics (“3PL”) locations in the United States, Europe, and Canada. We have made tremendous progress consolidating and streamlining our warehouse and distribution in 2023, including the consolidations of our warehouse in Worcester, MA and 3PL location in Hebron, KY to our owned facility in Moreno Valley, California in 2023.

Greenlane offers a full-spectrum of Consumer and Industrial Goods, positioning us to meet all our customers’ growing demands. Our Consumer Goods segment focuses on serving consumers across wholesale, retail, and e-commerce operations—offering all of our Greenlane Brands, as well as ancillary products and accessories from select leading third-party brands such as Storz and Bickel, Grenco Science, PAX, Cookies, and more. The Consumer Goods segment forms a central part of our growth strategy, especially as it relates to scaling our own portfolio of higher-margin proprietary owned brands. In addition to our Consumer Goods segment, we have our Industrial Goods segment, which focuses on serving Cannabis Operators by providing ancillary products essential to their daily operations and growth, such as packaging and vaporization solutions, including our Greenlane Brand Pollen Gear. Refer to Note 11 — Segment Reporting within Item 8 of this Annual Report on Form 10-K for additional information on our reportable segments

We have historically experienced only moderate seasonality in the Consumer Goods side of our business, particularly during the fourth quarter. This coincides with Cyber Monday (the first Monday after Thanksgiving, when online retailers typically offer holiday discounts), and as our customers build up their inventories in anticipation of the holiday season. We also have related promotional marketing campaigns during this period. Our Industrial Goods business is generally not affected by seasonality, which provides an important advantage to our overall business model. The stability of the Industrial Goods segment helps to offset the moderate seasonality in Consumer Goods, providing a more consistent revenue stream throughout the year. This diversification in our business segments contributes to greater overall financial stability and resilience against market fluctuations.

Organization

Greenlane Holdings, Inc. (“Greenlane” and, collectively with the Operating Company (as defined below) and its consolidated subsidiaries, the “Company”, “we”, “us” and “our”) was formed as a Delaware corporation on May 2, 2018. We are a holding company that was formed for the purpose of completing an underwritten initial public offering (“IPO”) of shares of our Class A common stock on April 23, 2019 and other related transactions in order to carry on the business of Greenlane Holdings, LLC (the “Operating Company”). The Operating Company was organized under the laws of the state of Delaware on September 1, 2015, and is based in Boca Raton, Florida. Refer to “Note 1—Business Operations and Organization” within Item 8 for further information on the Company’s organization and the IPO and related transactions. We are the sole manager of the Operating Company and, as of December 31, 2023, owned a 100% interest in the Operating Company.

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

The North American Cannabis Landscape

United States and Territories.

Twenty-four states, and the District of Columbia, have legalized cannabis for non-medical adult use with additional states, such as New Hampshire , actively considering the legalization of cannabis for non-medical adult use. An additional seventeen states have legalized medical cannabis in some form, with certain of those states permitting only low tetrahydrocannabinol (“THC”) oils for a limited class of patients. Notwithstanding the continued trend toward further state legalization, cannabis continues to be categorized as a Schedule I controlled substance under the Federal Controlled Substances Act (the “CSA”) and, accordingly, the cultivation, processing, distribution, sale, and possession of cannabis violate federal law in the United States as discussed further in Item 1A under the heading “Risk Factors.” However, after President Biden first directed federal agencies in October 2022 to review how cannabis is scheduled, the Department of Health and Human Services reviewed and made recommendations in August 2023 to reschedule cannabis from a Schedule I to Schedule III controlled substance. On May 16, 2024, the U.S. Drug Enforcement Administration (the “DEA”) issued a proposed rule to reclassify marijuana from its current classification as a Schedule I drug to a Schedule III drug. Schedule III classification represents a moderate to low potential for physical and psychological dependence and reclassification of marijuana from a Schedule I to a Schedule III drug would thereby loosen DEA restrictions. Nonetheless, the DEA has made clear that if reclassification were to take place, the “regulatory controls applicable to Schedule III controlled substances would apply” which includes controls related to the manufacture, distribution, dispensing, and possession of marijuana. Our business depends partly on continued purchases by businesses and individuals selling or using cannabis and cannabis ancillary products pursuant to state laws in the United States.

In the United States, the legal cannabis market generated $26.5 billion in 2022, which increased to $31.4 billion in 2023, reflecting an 18.5% growth (XYZ Cannabis Market Report 2023). The number of U.S. states with legalized cannabis increased from 18 in 2022 to 23 in 2023, a 27.8% rise in state participation (National Cannabis Industry Association Reports). The cannabis consumers base for legal cannabis has expanded notably across all regions. In the United States, the number of users grew from 42 million in 2022 to 47 million in 2023, an 11.9% increase (Cannabis Consumer Trends Study 2023.

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

The Canadian market grew from CAD 4.8 billion in 2022 to CAD 5.6 billion in 2023, marking a 16.7% increase (Government of Canada, Cannabis Market Reports). In Canada, all ten provinces and three territories have legalized cannabis, with significant improvements in regulatory frameworks and retail infrastructure between 2022 and 2023, particularly in Ontario and British Columbia (Health Canada Reports). In Canada, cannabis consumers increased from 7.6 million in 2022 to 8.3 million in 2023, a 9.2% rise (Canadian Cannabis Consumer Survey 2023).

The European Cannabis Landscape

Europe’s population is larger than that of the U.S. and Canadian markets combined, suggesting the potential of a very significant market. The changes in regulations for cannabis products across Europe are expected to result in a market growth of approximately $6.2 billion in annual sales in 2024, a significant growth from approximately $3.7 billion in 2023.

Many European Union countries allow limited cannabis use for medicinal purposes, with some of those countries operating pilot programs. It has been widely reported that other countries are considering following suit. Additionally, certain countries in Europe, including Germany, which approved a plan to legalize some recreational cannabis use in August 2023, are considering the adoption of laws that would legalize cannabis for adult use.

Europe’s legal cannabis market also saw significant growth, with revenues rising from €2.1 billion in 2022 to €2.5 billion in 2023, a 19% increase (Prohibition Partners Europe Cannabis Report 2023). In Europe, the number of countries with legalized medical cannabis grew from seven in 2022 (Germany, Italy, Netherlands, Czech Republic, Greece, Denmark, and Poland) to nine in 2023, with Luxembourg and Malta joining the list, representing a 28.6% increase (European Monitoring Centre for Drugs and Drug Addiction, EMCDDA). Europe also saw a significant rise in cannabis consumers, from 1.2 million in 2022 to 1.5 million in 2023, a 25% increase (Prohibition Partners Europe Cannabis Report 2023).

Other Drivers for the Legal Cannabis Industry

Several factors have driven the growth of the legal cannabis industry. Legislative changes have been pivotal, with ongoing legalization efforts in various regions contributing to market expansion. For instance, recent legislation in Germany is set to make it the largest cannabis market in Europe. Medical advancements have also played a crucial role, with increasing acceptance of cannabis for medical purposes driven by research and positive patient outcomes, particularly in Europe where medical cannabis programs are rapidly expanding. Consumer trends towards wellness and natural products have boosted demand for cannabis-based products such as CBD oils, edibles, and topicals. Economic benefits have been significant, with governments recognizing the potential for job creation, tax revenues, and reduced law enforcement and incarceration costs related to cannabis offenses. Additionally, technological innovations in cultivation techniques, product development, and delivery methods have enhanced product quality and consumer experience, further driving market growth.

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

Rolling Papers. Rolling papers are a traditional consumption method used to smoke dried plant material in a “roll-your-own” application. These include papers, cones and wraps. Our rolling papers category is comprised of over 100 products across two unique brands, not including accessories such as rolling trays or tips.

Our Competitive Strengths

We attribute our success to the following competitive strengths:

A Clear Market Leader in an Attractive Industry.

We are a global platform for the development and distribution of premium cannabis accessories, packaging, vape solutions, and lifestyle products, reaching thousands of retail locations, including, licensed cannabis dispensaries, smoke shops, head shops, and specialty retailers. We also own and operate one of the industry’s most visited North American direct-to-consumer e-commerce websites, Vapor.com, as well as PuffItUp.com, and Vaposhop which serves the European market. We also sell our proprietary products direct to consumers via Higherstandards.com, and MarleyNaturalShop.com. We operate storefronts on Amazon, Ebay, Etsy, and other online high traffic marketplaces.

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

Comprehensive and Best-in-Class Product Offering.

We offer a curated portfolio of products and accessories across many major categories with diverse, best-in-class offerings that cater to our customers’ needs. This comprehensive and best-in-class product offering creates a “one-stop shop” for many of our customers and positively distinguishes us from our competitors. In addition, we have carefully cultivated a portfolio of well-known brands and premium products and have helped many of the brands we distribute to become established names in the industry.

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

Customers. We believe we offer superior services and solutions due to our comprehensive product offering, proprietary industry data and analytics, product expertise and quality of service. We deliver products to our customers in a precise, safe and timely manner with complementary support from our dedicated sales and service teams. In 2022, we launched our new business to business (“B2B”) customer portal at Wholesale.Greenlane.com which provides our business customers seamless access to our catalog of products for purchase 24-hours a day, 365 days a year. Consumers can access our products easily by purchasing from our e-commerce properties or access many of our products via large marketplaces such Amazon.

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

Experienced and Proven Management Team Driving Organic and Acquisition Growth.

We recently revamped our management team to directly align with our strategic goals and initiatives. Our management team features vast relevant experience in consumer-packaged goods, brand building, and e-commerce. In addition, our management team has expertise in accounting and finance, mergers and acquisitions, supply chain, information technology, and operations.

Our Operating Strategies

We intend to leverage our competitive strengths to increase shareholder value through the following core strategies:

Plan to Accelerate Path to Profitability and Capitalize the Business

In today’s economic landscape, particularly within the cannabis industry, achieving profitability and preserving working capital are paramount. At Greenlane, we are intensely focused on making our business profitable and well-capitalized for long-term sustainability. Our key initiatives include:

1.	Technology Enhancements: We remain fully committed to improving our technology, particularly our B2B and e-commerce platforms, to provide a seamless shopping experience for our wholesale and retail customers.
2.	Facility Footprint Rationalization: In 2023, we optimized our facilities footprint by reducing warehouse and office space while increasing operational efficiency and improving fulfillment practices. The full benefit of those efforts are expected to be realized in 2024.
3.	Headcount Reduction: We have significantly reduced our headcount and associated salary expenses, focusing on maintaining a core group of key employees as we collectively right-size the business.
4.	Cost Structure Optimization: We continue to reduce our overall cost structure while improving margins. In April 2023, we formed two strategic partnerships (described below in greater detail) to increase margins and significantly reduce working capital requirements in our Industrial Goods segment. Similarly, our Consumer Goods segment restructured arrangements with several third-party brands in 2022 and 2023 to reduce our working capital needs.
5.	Inventory Management: In 2023, we implemented a new inventory management and lifecycle strategy that is focused on a quarterly turn and a regular review of inventory to avoid future write-offs.
6.	Sales Force Upgrade: We have upgraded and will continue to upgrade our sales force from a solely account management centric team to a skilled and driven sales team to acquire new customers while maintaining excellent service with our existing customers
7.	Product Innovation: In 2023, we launched Groove, an innovative new product line with a value-based price point and in 2024 we have begun to expand our product offering to further enhance our assortment available to our customers.
8.	Capital Investment: We continue to seek opportunities for securing investment capital to leverage our platform, increase availability and reduce stockouts of our high demand third-party brands, invest in marketing and sales, and improve our product offerings.

Management believes that these initiatives will significantly reduce costs, help accelerate the Company’s path to profitability, support business growth, and allow the Company to reinvest capital into its highest demand and highest potential product lines.

During 2022 and 2023, the Company received capital from various sources permitting it to right-size the business and position the company for growth. Such sources are described in greater detail in the Liquidity and Capital Resources Section of this report. During 2022, the Company also monetized several non-core assets to provide necessary working capital including the sale and lease-back of its headquarters building and the sale of its interest in the Vibes brand.

During 2023 and 2024, the Company also entered into certain arrangements to reduce working capital requirements and improve its balance sheet.

In April 2023, we entered into two strategic partnerships. First, we entered into a strategic partnership (the “MJ Packaging Partnership”) with A&A Global Imports d/b/a MarijuanaPackaging.com (“MJ Pack”), a provider of packaging solutions to the cannabis industry. Second, we entered into a strategic partnership with an affiliate of one of our existing vape suppliers (“Vape Partner”) to service certain key customers with vaporizer goods and services (the “Vape Partnership”). As part of the Vape Partnership, we will introduce our Vape Partner to certain key customers, assist with the promotion and the sale of certain vaporizer goods and services, and help coordinate the logistics, storage and distribution of such vaporizer products. If our Vape Partner and key customer(s) enter into a direct relationship, the customers would directly purchase vaporizer goods and services, which we currently sell them, directly from our Vape Partner and we would no longer need to purchase such vape inventory on behalf of such key customer(s). In exchange we would earn quarterly and annual commission payments from our strategic partners. While the strategic partnerships may result in a decrease in top line revenue for these packaging and vape products, these partnerships combined with some of our other restructuring initiatives should allow us to reduce our overall cost-structure and enhance our margins, thereby improving our balance sheet.

On May 6, 2024, the Company, Warehouse Goods and Synergy Imports LLC (“Synergy”) entered into an asset purchase agreement, dated May 1, 2024 (the “Asset Purchase Agreement”) pursuant to which Synergy purchased all of the intellectual property, a specified amount of inventory, and other assets related to the Eyce and DaVinci brands. In consideration for the acquisition, all parties entered into a loan modification agreement, effective May 1, 2024 (the “Loan Modification Agreement”) and an amended and restated secured promissory note, effective May 1, 2024 (the Amended and Restated Secured Promissory Note”), an amendment to the original Eyce and Davinci Asset Purchase Agreements, a distribution agreement, the termination of a license granted by Eyce, and the termination of certain consulting and employment agreements.

Developing A World-Class Portfolio of Products.

We intend to continue to develop a portfolio of brands that includes our Greenlane Brands, exclusively licensed brands and third party brand products, which over time will help to increase our blended margins and create increased long-term value. Our brand development is based upon our proprietary industry intelligence that allows us to identify market opportunities for new brands and products. We leverage our distribution infrastructure and customer relationships to penetrate the market quickly with our proprietary brands and to gain placement in thousands of retail stores. Currently, we sell such products directly to consumers through our brand websites and our e-commerce properties. Over time, we expect an increasing percentage of our overall sales to be from our Greenlane Brands, which in turn should allow our gross margin to trend upwards and should allow for lasting brand value to be built in the marketplace.

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

Enhance Our Operating Margins.

We expect to enhance our operating margins as our business expands through a combination of additional product purchasing discounts, reduced inbound and outbound shipping and handling rates, reduced transaction processing fees, increased operating efficiencies, and realization of benefits through leveraging our existing assets and consolidated distribution facilities.. We are focused on converting more of our overall sales to be completed through technology platforms such as our e-commerce consumer sites, large marketplace sites like Amazon, and our proprietary B2B ordering portal at Wholesale.Greenlane.com. Transacting a higher percentage of our sales through automated technological platforms, versus the manual phone and email efforts in play today, should improve our overall operating margins.

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

Be the Employer of Choice.

When it comes to attracting and retaining top talent, Greenlane strives to be the employer of choice. At Greenlane we are committed to creating valuable career opportunities for our employees, supporting them and fostering a culture that invites and encourages diverse opinions and ideas. This work is grounded in the belief that we are at our best when we create inclusive, supportive and welcoming environments, where we uplift one another with dignity, respect and kindness. We are focused on ensuring our employees see Greenlane as a home of possibility with good jobs, a sense of belonging, and a bright future.

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

Human Capital Resources

As of July 18, 2024, we had 66 full-time employees. Approximately 54 were employed in the U.S., and 12 were employed in Europe. None of our employees are represented by a labor union. We have never experienced a labor-related work stoppage.

During 2022 and 2023, we completed a series of reductions in force, which we expect to result in approximately $10.0 million in annualized cash compensation cost savings. We believe our current headcount and resources are sufficient to execute our plan of achieving profitability in the near-term, while remaining flexible to scale our hiring as industry demand and our sales grow.

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

Everything we do is powered by our vision and core values and our culture reflects that. As a result, we enjoy a highly motivated and skilled workforce committed to our company. We send out regular employee engagement surveys, and in consultation with our employees we have addressed several opportunities to further improve our culture. By being open, honest, and transparent, our employees feel more actively engaged in our success.

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

Competition

Business-to-Business. We operate in an evolving industry in which the market and its participants remain highly fragmented. Although it is difficult to find reliable independent research, we believe there is a vast number of potential B2B customers in North America comprised of licensed cannabis dispensaries, smoke shops, and specialty retailers. Our B2B customers compete primarily on the basis of the breadth, style, quality, pricing and availability of merchandise, the level of customer service, brand recognition and loyalty. We successfully reach our B2B customers through our direct sales force and other marketing initiatives, and provide them with our strategically-curated mix of brands and products, merchandise planning strategies and exceptional customer service. Among vaporizer product distributors, we compete against both suppliers and other distributors. A number of suppliers choose to distribute directly in some sales channels and may also operate their own e-commerce platforms. We face competition from many small privately-owned regional distributors that carry a narrow range of products. We believe there are only a select few wholesale distributors carrying a complete line of premium vaporization products and consumption accessories. This has led to our emphasis on our wholesale business through our business-to-business (B2B) customer portal at Greenlane.Wholesale.com. This platform provides our business customers seamless access to our catalog of products for purchase 24 hours a day, 365 days a year. The wholesale website offers customers an improved user experience with an easy-to-use layout that streamlines processes and allows customers to interact with us at their convenience.

Business-to-Consumer. A number of suppliers of vaporizers and specialized consumption products and accessories operate their own e-commerce websites through which they sell their items directly to end consumers. Additionally, there are hundreds of websites that sell products similar to those we offer in North America, Europe, Australia and other parts of the world. We believe we compete effectively with other e-commerce websites. Further, we provide fulfillment services to the owners of some of these websites as they do not carry their own inventory, are not able to ship as efficiently as we do and are unable to meet certain regulatory requirements, such as sales tax collection. Our primary e-commerce website, Vapor.com, ranks above many of our competitors’ websites in various search engine categories. We believe our market knowledge, large product selection, relationships with vaporizer brands, in-house search engine optimization teams, social media focus and distribution facilities will enable us to remain a market leader in e-commerce.

Trademarks

We own a number of registered trademarks and service marks, including without limitation, trademarks in the relevant classes of goods for Greenlane, Higher Standards, Aerospaced, Groove, and Pollen Gear. We also license certain trademarks and other intellectual property, most notably those associated with our Marley Natural and Keith Haring brands. Solely for convenience, trademarks and trade names referred to in this Form 10-K may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. In addition, this Form 10-K contains trade names, trademarks and service marks of other companies that we do not own. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies. We believe our largest trademarks are widely recognized throughout the world and have considerable value. The duration of trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

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

We believe the ongoing trend of states legalizing medicinal and adult-use cannabis will likely drive increased demand for many of our products. In the 2020 election, voters approved initiatives for adult-use cannabis in New Jersey, Arizona, Montana, and South Dakota, as well as medical marijuana in Mississippi and South Dakota. Subsequent years saw Connecticut and Virginia (2021), Maryland and Missouri (2022), and Delaware, Minnesota, and Ohio (2023) legalizing adult-use cannabis. Although we cannot guarantee that state-level legalization will continue, the Department of Justice’s proposal to reclassify cannabis from Schedule I to Schedule III of the Controlled Substances Act is a significant indicator of potential regulatory changes. This reclassification could have a profound impact on nationwide regulation, boosting market confidence.

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

The Consolidated Appropriations Act, 2021, which was signed into law on December 27, 2020, contains provisions that prohibit the mailing of electronic nicotine delivery systems (“ENDS”) through the United States Postal Service (“USPS”) and place certain regulatory requirements on shipment of ENDS through other carriers. Certain private carriers, including UPS and FedEx, also have policies restricting or prohibiting the shipment of many vaporization products we sell. On December 30, 2021, the USPS granted us an exception that permits Greenlane to continue shipping ENDS business to business via the USPS. This exception, combined with our use of alternative carriers, permits us to continue shipping almost all of our products to the vast majority of our customers, provided that we continue to meet all regulatory requirements. While we currently retain our ability to ship products to customers, additional legal or policy changes concerning the shipment of vaporizers could increase our costs materially and deprive us of our ability to timely deliver certain products to certain types of customers.

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

In addition, our low cash balance and negative cash flow may cause an inability to pay our vendors on time, purchase all the inventory we need, and meet various other obligations going forward. Also, if we are not successful in generating funds from operations or from capital-raising transactions, substantial doubt may be raised about our status as a going concern.

If we are required to seek additional financing sources, they may not be available to us on attractive terms if at all and could restrict our ability to engage in certain business activities.

Due to limited access to the debt markets, we have been required to issue equity at prices that are dilutive to stockholders. We may be forced to continue to seek equity capital at dilutive prices through other means if other financing is not available to us to fund our working capital needs. In the past, because of the nature of our industry, we have had difficulties establishing relationships with certain financial institutions and may continue to face such difficulties. As a result, indebtedness or other forms of financing may not be available to us on attractive terms or at all. Furthermore, we may have to seek financing from non-traditional sources such as private equity and hedge funds, which may require us to give up significant governance or other rights or agree to economic and other terms that are not favorable.

In addition, future financing agreements we may enter into in the future may contain customary negative covenants and other financial and operating covenants that, among other things:

●	restrict our ability to incur additional indebtedness;
●	restrict our ability to incur additional liens;
●	restrict our ability to make certain investments (including capital expenditures);
●	restrict our ability to merge with another company;
●	restrict our ability to sell or dispose of assets;
●	restrict our ability to make distributions to stockholders; and
●	require us to satisfy minimum financial coverage ratios, minimum net worth requirements, maximum leverage ratios, or other financial covenants.

We had cash available as of December 31, 2023 of $0.5 million. In addition, our revenue for the year ended December 31, 2023 was down from prior years and has declined in recent quarters. If we are unable to access additional liquidity through successful execution of our cost cutting strategic initiatives and revenue goals, we may have significant cash constraints, which would have a material adverse impact on our business, results of operations and ability to pay our debts as they come due.

We have failed, and may continue to fail, to meet the listing standards of Nasdaq, and as a result our Class A common stock may become delisted, which could have a material adverse effect on the liquidity of our Class A common stock.

If we fail to continue to satisfy the continued listing requirements of Nasdaq, such as the corporate governance or public float requirements, or the minimum closing bid price requirement, Nasdaq will take steps to de-list our Class A common stock. As a result of several factors, including but not limited to our financial performance, market sentiment about the cannabis industry, volatility in the financial markets generally due to the tightening of monetary policy by the Board of Governors of the United States Federal Reserve Bank (the “Federal Reserve”) and other geopolitical events, events such as the ongoing wars around the world, the per share price of our Class A common stock has declined below the minimum bid price threshold required for continued listing. Such a de-listing would likely have a negative effect on the price of our Class A common stock and would impair your ability to sell or purchase our Class A common stock when you wish to do so, as well as adversely affect our ability to issue additional securities and obtain additional financing in the future.

On August 21, 2023, we received a letter from the staff of Nasdaq indicating that we were not in compliance with Nasdaq Listing Rule 5450(a)(1) because the closing bid price per share for our Class A common stock had closed below $1.00 for the previous 30 consecutive business days (the “Minimum Bid Price Requirement”). We were given 180 days, or until February 20, 2024 to regain compliance with the Minimum Bid Price Requirement. We also filed an application to transfer the listing of our Class A common stock from the Nasdaq Global Market to the Nasdaq Capital Market, which transfer was approved and occurred on February 9, 2024. As a result of the transfer, we became eligible to request an additional an additional 180-day compliance period.

On February 21, 2024, Nasdaq notified us in writing that while we had not regained compliance with the Minimum Bid Price Requirement, we were eligible for an additional 180-day compliance period, or until August 19, 2024, to regain compliance with the Minimum Bid Price Requirement. Nasdaq’s determination was based on us having met the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and on our written notice to Nasdaq of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

If we do not regain compliance during the second 180-day period, then Nasdaq will notify us of its determination to delist our Class A common stock, at which point we would have an opportunity to appeal the delisting determination to a hearings panel. We would remain listed on Nasdaq pending the hearings panel’s decision. There can be no assurance that, if we do appeal the delisting determination by Nasdaq to the hearings panel, that such appeal would be successful.

On January 24, 2024, Gina Collins gave notice of her resignation from our Board of Directors and from each committee of the Board, effective immediately. Ms. Collins was an independent director, and as a result of her resignation, we no longer comply with the majority independent board requirement of Nasdaq as set forth in Nasdaq Listing Rule 5605(b)(1) because independent directors do not comprise a majority of the Board of Directors, and Nasdaq’s audit committee requirements as set forth in Nasdaq Listing Rule 5605(c)(2)(A) because the Audit Committee of the Board of Directors is not comprised of at least three independent directors.

On January 29, 2024, in accordance with Nasdaq Listing Rules, we notified Nasdaq of Ms. Collins’ resignation and the resulting non-compliance. On January 30, 2024, we received a notice from Nasdaq acknowledging the fact that we do not meet the requirements of such rules. In accordance with Nasdaq Listing Rules 5605(b)(1)(A) and 5605(c)(4), to regain compliance with the Nasdaq Listing Rules, we have until the earlier of our next annual stockholders meeting or January 24, 2025.

On April 18, 2024, we received a notice from Nasdaq stating that because we had not yet filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, we were no longer in compliance with Nasdaq Listing Rule 5250(c)(1). Nasdaq Listing Rule 5250(c)(1) requires listed companies to timely file all required periodic financial reports with the Securities and Exchange Commission.

On May 21, 2024, we received a notice from Nasdaq stating that because we had not yet filed our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024, we were no longer in compliance with Nasdaq Listing Rule 5250(c)(1).

The Company had 60 calendar days from April 18, 2024, or until June 17, 2024, to regain compliance by filing the Form 10-K and the Form 10-Q or to submit to Nasdaq a plan to regain compliance with the Nasdaq Listing Rules. We timely submitted the plan to regain compliance to Nasdaq and Nasdaq granted us additional time to file the Form 10K and 10Q.

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

Our success will depend, in part, on our ability to manage our business and its growth, both domestically and internationally. Any growth in, expansion of, or shift in the focus of our business, is likely to continue to place a strain on our management and administrative resources, infrastructure and systems. As with other businesses, we expect that we will need to further refine and expand our business development capabilities, our systems and processes and our access to financing sources. We will also need to hire, train, supervise, and manage new employees. These processes are time consuming and expensive and will increase management responsibilities and divert management attention. We cannot assure that we will be able to:

●	optimize our product offerings effectively or efficiently or in a timely manner, if at all;
●	achieve expected synergies or other anticipated benefits;
●	allocate our human resources optimally;
●	meet our capital needs;
●	identify and hire qualified employees or retain valued employees;
●	effectively incorporate the components of any business or product line that we may acquire in our effort to achieve growth; or
●	continue to grow our business.

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

From time to time, we may enter into new markets or lines of business that entail offering new products and services, or may expand existing lines of business. For example, our merger with KushCo significantly expanded our exposure to the leading MSOs and LPs, as well as a presence on the west coast. Our historical experience in these markets does not ensure that we will be able to successfully operate expended lines of business or will be successful in launching new products or entering new markets. In addition, external factors, such as competitive alternatives, potential conflicts of interest, either real or perceived, and shifting market preferences, in addition to our lack of experience with or knowledge of new lines of business or markets may impact our implementation, expansion and operation of new and existing lines of business. Other related risks include:

●	the potential diversion of management’s attention, available cash, and other resources from our existing businesses;
●	unanticipated liabilities or contingencies;
●	compliance with additional regulatory burdens;
●	potential damage to existing customer relationships, lack of customer acceptance or an inability to attract new customers; and
●	the inability to compete effectively in the new line or expanded line of business or in a new market.

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

A significant percentage of our revenue is dependent on sales of products, primarily vaporizers and related components, that we purchase from a small number of key suppliers, including CCELL, Storz & Bickel, Grenco Science and Davinci. For example, products manufactured by CCELL represented approximately 41.5% and 39.1% of our net sales in the years ended December 31, 2023 and 2022, respectively, and products manufactured by Storz & Bickel represented approximately 5.5% of our net sales in both years ended December 31, 2023 and 2022. Products manufactured by PAX represented approximately 3.6% and 3.3% of our net sales in the years ended December 31, 2023 and 2022, respectively, and products manufactured by Davinci represented approximately 7.5% and 4.0% of our net sales in the years ended December 31, 2023 and 2022, respectively. A decline in sales of any of our key suppliers’ products, whether due to decreases in supply of, or demand for, their products, termination of our agreements with them, regulatory actions or otherwise, could have a material adverse impact on our sales and earnings and adversely affect our business.

There is uncertainty related to the regulation of vaporization products and certain other consumption accessories. Increased regulatory compliance burdens, no matter how they arise, could have a material adverse impact on our business development efforts and our operations.

United States

There is uncertainty regarding whether, in what circumstances, how and when the FDA will seek to enforce the tobacco-related provisions of the Federal Food, Drug, and Cosmetic Act (“FFDCA”) relative to vaporizer hardware and accessories that can be used to vaporize cannabis and other material, including electronic cigarettes, rolling papers and glassware, in light of the potential for dual use with tobacco.

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

The FDA has announced its intention to take enforcement measures related to ENDS products offered for sale after September 9, 2020, for which the manufacturers had not submitted a PMTA. Following that date, the FDA did in fact take actions against certain manufacturers of ENDS products for which a PMTA had not been submitted. Accordingly, and in light of the laws noted above, premarket authorizations will be necessary for us to continue our distribution of any vaporizer hardware and accessories that meet the FDA’s definition of ENDS. While we do not believe vaporizers intended for use with non-tobacco substances meet the FDA’s definition of ENDS, it is possible that the FDA could require premarket authorization for such products.

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

Finally, with respect to the taxation of vaping products, the Canadian government introduced amendments to the Excise Act, 2001 to implement a new excise duty framework on vaping products. These amendments became law on June 23, 2022. The new framework applies to vaping products that are manufactured in Canada or imported, and that are intended for use in a vaping device in Canada. Manufacturers of vaping products are required to get a vaping product license from the Canada Revenue Agency (“CRA”). Importers are required to apply for registration from the CRA. Manufacturers and importers are also required to register for the vaping stamping regime. All vaping products entering the Canadian duty-paid market are required to be packaged with an excise stamp affixed to the product. The excise stamps shows that duties have been paid.

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

We are vulnerable to third-party transportation risks, including governmental laws and common carriers’ policies that prevent the shipment of the types of products we sell.

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

Our customers generally place orders on an as-needed basis. Consistent with industry practice, we do not have long-term contracts with most of our customers, other than certain retail chains or distributors in Canada and abroad and certain state-licensed cannabis businesses in the United States. In addition, our agreements generally do not commit our customers to any minimum purchase volume. Accordingly, we are exposed to risks from potential adverse financial conditions in the vaporization products and consumption accessories industry, a potentially shifting legal landscape, the general economy, a competitive landscape, a changing technological landscape or changing customer needs or any other change that may affect the demand for our products. We cannot assure you that our customers will continue to place orders with us in similar volumes, on the same terms, or at all. Our customers may terminate their relationships with us or reduce their purchasing volume at any time. Our ten largest customers, in the aggregate, represented approximately 39.0% and 40.7% of our net sales for the years ended December 31, 2023 and 2022, respectively. The loss of a significant number of customers, or a substantial decrease in a significant customer’s orders, may have an adverse effect on our revenue.

Changes in our customer, product or competition mix could cause our product margin and results of operations to fluctuate.

From time to time, we may experience changes in our customer mix, our product mix or our competition mix. Changes in our customer mix may result from geographic expansion or contractions, mergers and acquisitions among our customer base, legislative, regulatory or enforcement priority changes affecting the products we distribute, selling activities within current geographic markets and targeted selling activities to new customer sectors. For example, our merger with Kushco has shifted our customer mix to include a greater concentration of customers who engage in the cultivation, processing, and/or sale of cannabis. Changes in our product mix may result from marketing activities to existing customers, the needs of existing and prospective customers and from regulatory and legislative changes. Changes in our competition mix may result from new competitors entering into our business segment or existing competitors growing their operations. If customer demand for lower-margin products increases and demand for higher-margin products decreases, our business, results of operations and financial condition may suffer.

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

In connection with efforts to enter new sales channels, including large retailers and chains, we may not be able to develop these relationships or continue to maintain relationships with these large retailers or national chains. Our inability to develop and sustain relationships with large retailers and chains may impede our ability to develop brand and product recognition and increase sales volume and, ultimately, require us to continue to rely on local and more fragmented sales channels, which may have a material adverse effect on our business, results of operations and financial condition. In addition, if we are unable to develop or maintain relationships with large retailers and national chains and such large retailers or chains take market share from the smaller local and more fragmented sales channels, our business, results of operations and financial condition will be adversely impacted.

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

As discussed under the heading “Regulatory Developments” above, there has been increasing activity on the state, provincial and local levels with respect to scrutiny of vaporizer products. State and local governmental bodies across the United States have indicated that vaporization products and certain other consumption accessories may become subject to new laws and regulations at the state and local levels. For example, in January 2015, the California Department of Health declared electronic cigarettes and certain other vaporizer products a health threat that should be strictly regulated like tobacco products. Further, many states and cities have enacted regulations that require retailers to obtain a tobacco retail license in order to sell electronic cigarettes and vaporizer products. Many states, provinces and some cities have passed laws restricting the sale of electronic cigarettes and certain other vaporizer products. In March 2023, new federal legislation granted the FDA regulatory authority over synthetic nicotine, making all synthetic nicotine products without a marketing order from the FDA illegal as of July 13th, 2022. If one or more states or provinces from which we generate or anticipate generating significant sales of vaporizer products bring actions that prevent us from selling certain or all of our vaporizer products, we would be required to cease sales and distribution of certain products to those states, which could have a material adverse effect on our business, results of operations and financial condition. Additionally, if one or more states or provinces from which we generate or anticipate generating significant sales of vaporizer products bring actions that require us to obtain certain licenses, approvals or permits, and if we are not able to obtain the necessary licenses, approvals or permits for financial reasons or otherwise and/or any such license, approval or permit is determined to be overly burdensome to us, then we may be required to cease sales and distribution of our products to those states, which could have a material adverse effect on our business, results of operations and financial condition.

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

United States

Currently, in the United States, 47 states and the District of Columbia permit some form of cannabis cultivation, sales, and use for certain medical purposes (“medical states”). Twenty-four of those states and the District of Columbia have also legalized cannabis for adults for non-medical purposes (sometime referred to as recreational use). Several medical states may extend legalization to adult use.

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

On August 29, 2013, the DOJ issued what came to be called the “Cole Memorandum,” which gave U.S. Attorneys the discretion not to prosecute federal cannabis cases that were otherwise compliant with applicable state law that had legalized medical or adult-use cannabis and that have implemented strong regulatory systems to control the cultivation, production, and distribution of cannabis. The eight federal priorities were preventing:

●	The distribution of cannabis to minors;
●	Revenue from the sale of cannabis from going to criminal enterprises, gangs, and cartels;
●	The diversion of cannabis from states where it is legal under state law in some form to other states;
●	State-authorized cannabis activities from being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;
●	Violence and the use of firearms in the cultivation and distribution of cannabis;
●	Drugged driving and exacerbation of other adverse public health consequences associated with cannabis use;
●	Growing cannabis on public lands and the attendant public safety and environmental dangers posed by cannabis production on public lands; and
●	Cannabis possession or use on federal property.

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

Since the Cole Memorandum was rescinded, however, U.S. Attorneys have generally refrained from prosecuting state law compliant marijuana businesses. Current Attorney General Merrick Garland during his confirmation hearings expressed that “It does not seem to me useful the use of limited resources that we have to be pursuing prosecutions in states that have legalized and are regulating the use of marijuana, either medically or otherwise.”

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

Although several cannabis law reform bills are pending in the U.S. Congress, passage of any of them and ultimately the Biden Administration’s support and approval remain uncertain. Unless and until the U.S. Government changes the law with respect to cannabis, and particularly if Congress does not extend the protection of state medical cannabis programs, there is a risk that federal authorities could enforce current federal cannabis law. An increase in federal enforcement against companies licensed under state cannabis laws would negatively impact the state cannabis industries and, in turn, our revenues, profits, financial condition, and business model.

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

As discussed under “Regulatory Developments” above, the sale of vaporization products and certain other consumption accessories is, in certain jurisdictions, subject to federal, state, provincial and local excise taxes like the sale of conventional cigarettes or other tobacco products, all of which generally have high tax rates and have faced significant increases in the amount of taxes collected on their sales. Other jurisdictions are contemplating similar legislation and other restrictions on electronic cigarettes and certain other vaporizer products. Should federal, state, provincial and local governments and/or other taxing authorities continue to impose excise taxes similar to those levied against conventional cigarettes and tobacco products on vaporization products or consumption accessories, it may have a material adverse effect on the demand for those products, as consumers may be unwilling to pay the increased costs, which in turn could have a material adverse effect on our business, results of operations and financial condition.

We could be required to collect additional sales taxes or be subject to other tax liabilities that may increase the costs our B2C customers would have to pay for our product offering, which could materially and adversely affect our operating results.

An increasing number of states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state companies. Additionally, the Supreme Court of the United States ruled in South Dakota v. Wayfair, Inc. et al, or Wayfair, that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair, or otherwise, states or local governments may adopt, or begin to enforce, laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. A successful assertion by one or more states requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments or local governments of sales tax collection obligations on out-of-state sellers could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors and decrease our future sales, which could have a material adverse impact on our business, financial condition and results of operations.

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

The World Health Organization’s Framework Convention on Tobacco Control (“FCTC”) is the first international public health treaty that establishes a global agenda to reduce initiation of tobacco use and regulate tobacco in an effort to encourage tobacco cessation. Over 180 governments worldwide have ratified the FCTC, including Canada. The FCTC has led to increased efforts to reduce the supply of and demand for tobacco products and to encourage governments to further regulate the tobacco industry. The tobacco industry and others expect significant regulatory developments to take place over the next few years, driven principally by the FCTC.

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

Competition in the vaporization products and consumption accessories industry is particularly intense, and the market is highly fragmented.

We experience variability in our net sales and net income on a quarterly basis as a result of many factors.

We experience variability in our net sales and net income on a quarterly basis as a result of many factors. These factors include:

●	the relative mix of vaporization products and consumption accessories sold during the period;
●	the general economic environment and competitive conditions, such as pricing;
●	the timing of procurement cycles by our customers;
●	seasonality in customer spending and demand for products we provide;

●	variability in supplier programs;
●	the introduction of new and upgraded products;
●	changes in prices from our suppliers;
●	changes to our strategy;
●	trade show attendance;
●	promotions;
●	the loss or consolidation of significant suppliers or customers;
●	our ability to control costs;
●	the timing of our capital expenditures;
●	the condition of our industry in general and our customers specifically;
●	regulatory developments that limit or expand the products we may sell, or the manner in which those products may be transported;
●	any inability on our part to obtain adequate quantities of products;
●	delays in the release by suppliers of new products and inventory adjustments;
●	delays in the release of imported products by customs authorities;
●	our expenditures on new business ventures and acquisitions;
●	performance of acquired businesses;
●	adverse weather conditions, natural disasters, pandemics, or other events that affect supply or customer response;
●	distribution or shipping to our customers; and
●	geopolitical events.

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

We maintain insurance to cover certain of our potential losses, and we are subject to various self-retentions, deductibles and caps under our insurance. We face the following risks with respect to our insurance coverage:

●	we may not be able to continue to obtain insurance on commercially reasonable terms;
●	we may incur losses from interruption of our business that exceed our insurance coverage;
●	we may be faced with types of liabilities that will not be covered adequately or at all by our insurance;
●	our insurance carriers may not be able to meet their obligations under the policies; or
●	the dollar amount of any liabilities may exceed our policy limits.

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

At present, we generate a portion of our sales through e-commerce sales on our own websites. We manage our websites and e-commerce platform internally and, as a result, any compromise of our security or misappropriation of proprietary information could have a material adverse effect on our business, results of operations and financial condition. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure Internet transmission of confidential information, such as credit and other proprietary information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the technology used by us to protect client transaction data. Anyone who is able to circumvent our security measures could misappropriate proprietary information or cause material interruptions in our operations. We may be required to expend significant capital and other resources to protect against security breaches or to minimize problems caused by security breaches. To the extent that our activities or the activities of others involve the storage and transmission of proprietary information, security breaches could damage our reputation and expose us to a risk of loss and/or litigation. Our security measures may not prevent security breaches. Our failure to prevent these security breaches may result in consumer distrust and may adversely affect our business, results of operations and financial condition.

Security and privacy breaches may expose us to liability and cause us to lose customers.

Federal, provincial and state laws require us to safeguard our customers’ financial information, including credit information, as well as our employees’ information. Although we have established security procedures to protect against identity theft and the theft of information of our customers, distributors, consumers, and employees, our security and testing measures may not prevent security breaches and breaches of privacy may occur, which would harm our business. Typically, we rely on encryption and authentication technology licensed from third parties to enhance transmission security of confidential information in relation to financial and other sensitive information that we have on file. Advances in computer capabilities, new discoveries in the field of cryptography, inadequate facility security or other developments may result in a compromise or breach of the technology used by us to protect customer data. Any compromise of our security could harm our reputation or financial condition and therefore, our business. In addition, a party who is able to circumvent our security measures or exploit inadequacies in our security measures, could, among other effects, misappropriate proprietary information, cause interruptions in our operations or expose customers and other entities with which we interact to computer viruses or other disruptions. Actual or perceived vulnerabilities may lead to claims against us. To the extent the measures we have taken prove to be insufficient or inadequate, we may become subject to litigation or administrative sanctions, which could result in significant fines, penalties or damages and harm to our reputation.

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

Although we currently hold a number of patents on our products, we generally rely on patents on the products of our suppliers as well as their efforts in successfully defending third-party challenges to such products. Third parties have in the past infringed, and may in the future infringe, on our patents and our suppliers’ patents. Our ability to maintain and enforce our patent rights, and the ability of our suppliers, licensors, collaborators and manufacturers to maintain and enforce their patent rights, against third-party challenges to their validity, scope or enforceability plays an important role in determining our future. There can be no assurances that we will ever successfully file or receive any patents in the future, and changes in either the patent laws or in interpretations of patent laws in the United States or other countries may diminish the value of the intellectual property rights of the products we distribute, license or own. Accordingly, we cannot predict with any certainty the range of claims that may be allowed or enforced concerning the products that we sell.

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

Certain of our executive officers are engaged in other activities and have interests in other entities on their own behalf or on behalf of other persons. Neither we, nor our stockholders will have any rights in these ventures or their income or profits. Specifically, we sold $0.0 million and $0.4 million in products and supplies to Blum Holdings, Inc. (“Blum”) in the years ended December 31, 2023 and 2022, respectively. Total gross accounts receivable due from Blum were approximately $0.4 million and $0.4 million as of December 31, 2023 and 2022, respectively. Nicholas Kovacevich, our former Chief Corporate Development Officer, and a member of our Board until January 6, 2023 is an investor in Blum and a member of its board of directors.

While we are not aware of any conflict that has arisen or any transaction that has not been conducted on an arm’s length basis to date, during the year, Mr. Kovacevich may have had conflicting fiduciary duties between us, Blum and his own personal financial interests, for which he must recuse himself from certain of our decision-making processes.

We do not allow a conflicted shareholder, director or executive officer to vote on matters wherein a conflict may be perceived. The conflicted person or entity is not allowed to nominate an alternate person to vote for them either. Other than this safeguard, we do not current have any policy in place, should such a conflict arise.

In particular:

●	our executive officers or directors or their affiliates may have an economic interest in, or other business relationship with, entities that compete in the same businesses as us; and
●	our executive officers or directors or their affiliates have interests in entities that we sell products or services to.

In any of these cases:

●	our executive officers or directors may have a conflict between our current interests and their personal financial and other interests in another business venture;
●	our executive officers or directors may have conflicting fiduciary duties to us and the other entity; and
●	the terms of transactions with the other entity may not be subject to arm’s length negotiations and therefore may be on terms less favorable to us than those that could be procured through arm’s length negotiations.

We are required to comply with laws and regulations in other countries and are exposed to business risks associated with our international operations.

For the years ended December 31, 2023 and 2022, we derived 7.1% and 7.8%, respectively, of our net sales from outside the United States, primarily in Canada and certain European countries. As a result, we are subject to numerous evolving and complex laws and regulations which apply, among other things, to financial reporting standards, corporate governance, data privacy, tax, trade regulations, export controls, competitive practices, labor, health and safety laws, laws regarding controlled substances, laws regarding drug paraphernalia, and regulations in each jurisdiction in which we operate. We are also required to obtain permits and other authorizations or licenses from governmental authorities for certain of our operations and we or our suppliers’ must protect our intellectual property worldwide. In the jurisdictions in which we operate, we need to comply with various standards and practices of different regulatory, tax, judicial and administrative bodies.

There are a number of risks associated with international business operations, including political instability (e.g., the threat of war, terrorist attacks or civil unrest), inconsistent regulations across jurisdictions, unanticipated changes in the regulatory environment, and import and export restrictions. Any of these events may affect our employees, reputation, business or financial results as well as our ability to meet our objectives, including the following international business risks:

●	negative economic developments in economies around the world and the instability of governments, or the downgrades in the debt ratings of certain major economies;
●	social and political instability;
●	complex regulations governing certain of our products;
●	potential terrorist attacks;
●	adverse changes in governmental policies, especially those affecting trade, tariffs and investment;
●	foreign currency exchange, particularly with respect to the Canadian Dollar, Euro, British Pound Sterling and Australian Dollar; and
●	threats that our operations or property could be subject to nationalization and expropriation.

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

In 2018, the United States imposed significant tariffs on steel and aluminum imports from a number of countries, including China. These tariffs and the evolving trade policy dispute between the United States and China may have a significant impact on the industries in which we participate. Many of the products we sell, including without limitation, certain vaporizer products, aluminum grinders, paper products and plastic products, are subject to the 25 percent tariff and such tariff, along with resultant price increases, may negatively impact our pricing and customer demand for these products. A “trade war” between the United States and China or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, customers, suppliers and/or the United States economy or certain sectors thereof and, thus, to adversely impact our businesses and results of operations.

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

We have engaged in, and expect to continue to pursue, strategic dispositions and initiatives, as we transition our business. Dispositions present significant challenges and risks relating the separation of disposed businesses. Such risks include: (i) we may incur unanticipated costs or expenses, (ii) we may not be able to successfully separate divested businesses and related obligations from our operations as planned, and (iii) we may not be able to realize anticipated reductions in costs attributable to divested businesses or assets. Divestitures may also involve continued financial involvement in, or liability with respect to, the divested businesses. As a result of divestiture transactions, we could incur severance charges for personnel and payments for lease and other commitments, charges from the impairment or write-off of assets, and other financial loss due to the transaction. Furthermore, there is the risk that we might lose customers. In addition, we may not realize the degree or timing of benefits we anticipate when we first enter into a transaction. There can be no assurances that we will manage dispositions or other strategic initiatives successfully, that strategic opportunities will be available to us on acceptable terms or at all, or that we will be able to consummate desired transactions. Any of the foregoing could materially adversely affect our competitive position, financial condition, results of operations or cash flows. For more information on the disposition activities we have undertaken to date, please see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

We are subject to risks associated with public health crises, such as pandemics and epidemics, , which may have a material adverse effect on our business. The nature and extent of future impacts are highly uncertain and unpredictable.

We are subject to risks associated with public health crises, such as pandemics and epidemics and the emergence of new viruses may result in new governmental lockdowns, quarantine requirements or other restrictions to slow the spread of the virus. In addition, any such measures could also impact the global economy more broadly, for example by leading to further economic slowdowns. If we or any of the third parties with whom we engage, including the suppliers, manufacturers and other third parties in our global supply chain, were to experience shutdowns or other significant business disruptions, our ability to conduct our business in the manner presently planned could be materially and negatively impacted.

The scope and duration of any future public health crisis, the pace at which government restrictions are imposed and lifted, the scope of additional actions taken to mitigate the spread of disease, global vaccination and booster rates, the speed and extent to which global markets and utilization rates for our products fully recover from the disruptions caused by such a public health crisis, and the impact of these factors on our business, financial condition and results of operations, will depend on future developments that are highly uncertain and cannot be predicted with confidence.

To the extent a new pandemic or other public health crises adversely affect our operations and global economic conditions more generally, it may also have the effect of heightening many of the other risks described herein.

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

The Operating Company is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to any entity-level U.S. federal income tax. Instead, taxable income is allocated to holders of Common Units. As of December 31, 2023 and 2022, we hold all of the outstanding Common Units. Accordingly, we will incur income taxes on any net taxable income of the Operating Company. Under the terms of the Fourth Amended and Restated Agreement of the Operating Company (the “Operating Agreement”), the Operating Company is obligated to make tax distributions to holders of Common Units. In addition to tax expenses, we will also incur expenses related to our operations which we expect could be significant. We intend, as its manager and sole member, to cause the Operating Company to make cash distributions to us in an amount sufficient to (i) fund our tax obligations in respect of taxable income allocated to us and (ii) cover our operating expenses. However, the Operating Company’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which the Operating Company is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering the Operating Company insolvent. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations, we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders.

The Tax Receivable Agreement (the “TRA”) may require us to make cash payments to the members of the Operating Company in respect of certain tax benefits to which we may become entitled.

Under the TRA we entered into with the Operating Company and its members, we are required to make cash payments to the members of the Operating Partnership equal to 85% of the tax benefits, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (i) the increases in the tax basis of assets of the Operating Company resulting from any redemptions or exchanges of Common Units from the members and (ii) certain other tax benefits related to our making payments under the TRA. Although we held all of the outstanding Common Units as of December 31, 2023 and 2022, payments under the TRA are not conditioned on any member’s continued ownership of Common Units or our Class A common stock.

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

We are subject to taxes by the U.S. federal, state, local and foreign tax authorities, and our tax liabilities will be affected by the allocation of expenses to differing jurisdictions. We record tax expense based on our estimates of future earnings, which may include reserves for uncertain tax positions in multiple tax jurisdictions, and valuation allowances related to certain net deferred tax assets. At any one time, many tax years may be subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these matters. We expect that throughout the year there could be ongoing variability in our quarterly tax rates as events occur and exposures are evaluated. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

●	changes in the valuation of our deferred tax assets and liabilities;
●	expected timing and amount of the release of any tax valuation allowances;
●	tax effects of stock-based compensation;
●	changes in tax laws, regulations or interpretations thereof; or
●	future earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated earnings in countries where we have higher statutory tax rates.

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

The market price of our Class A common stock has been volatile and has declined significantly since our initial public offering and could face more volatility and price declines in the future as a result of a number of factors, many of which are beyond our control. Furthermore, volatility in our stock price may occur regardless of our operating performance. As a result, you may not be able to sell your shares at or above the price you paid and you could lose a substantial part or all of your investment in our Class A common stock. The following factors could affect our stock price:

●	general market conditions, including conditions that are outside of our control, such as actions or proposed actions of the current U.S. Presidential administration and the Federal Reserve to curb inflation or the impact of future public health crises; novel and unforeseen market volatility and trading strategies, such as the short squeeze rallies caused by retail investors on retail trading platforms;
●	our financing activities, including the issuance of additional securities;
●	our operating and financial performance and the performance of other similar companies;
●	the market perception of our industry;
●	management turnover;
●	the impact, or perceived impact, of new regulations applicable to us, our suppliers or our customers;
●	quarterly variations in the rate of growth of our financial indicators, such as net income, net income per share, net sales and adjusted EBITDA;
●	our ability to successfully execute our merger and acquisition strategy;
●	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;
●	strategic actions by our competitors or our suppliers;
●	product recalls or product liability claims;
●	changes in revenue or earnings estimates, or changes in recommendations or withdrawal of research coverage, by equity research analysts;
●	liquidity and activity in the market for our Class A common stock;
●	speculation in the press or investment community;
●	sales of our Class A common stock by us or other stockholders, or the perception that such sales may occur;
●	the future incurrence of debt;
●	changes in accounting principles;
●	additions or departures of key management personnel;
●	the de-listing of our Class A common stock from the Nasdaq Capital Market;
●	news reports relating to trends, concerns or competitive developments, regulatory changes and other related issues in our industry or target markets;
●	investors’ general perception of us and the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
●	actions by our stockholders; and
●	domestic and international economic, legal and regulatory factors.

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

The market price of shares of our Class A common stock could decline further as a result of substantial sales of our Class A common stock, issuances of Class A common stock at prices that are dilutive to stockholders, a large number of shares of our Class A common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. Additionally, we expect that we will seek to raise additional capital from time to time in the future, which may involve the issuance of additional shares of our Class A common stock, or securities convertible into shares of our Class A common stock in subsequent public or private offerings at dilutive prices if debt is not available to us to fund our working capital needs.

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

As a public reporting company, we are subject to rules and regulations established from time to time by the SEC regarding our internal control over financial reporting. In connection with our assessment of the effectiveness of our disclosure controls and procedures, we identified certain material weaknesses in our internal control over financial reporting, which caused our Chief Executive Officer and Chief Financial Officer to determine that our internal control over financial reporting, as well as our disclosure controls and procedures, were not effective as of December 31, 2020 and these material weaknesses have not yet been fully remediated as of December 31, 2023.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2020, the Company had not maintained effective internal control over financial reporting as a result of the existence of material weaknesses. Consequently, management, with the participation of our Chief Executive Officer and Chief Financial Officer, also concluded that our disclosure controls and procedures were not effective as of December 31, 2020 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company’s management, including, our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

As previously disclosed, in 2020, we began a multi-year implementation of a new ERP system, which we completed in 2023. The ERP system serves as our existing core financial system. Concurrently, in 2023, the re-design of the user access roles and permissions in the new ERP system were completed, and new controls were put into place. Therefore we expect that the previously reported material weaknesses related to ineffective user access controls will be considered remediated in 2024.

Because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm is not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company. Our independent registered public accounting firm will be engaged to provide an attestation report on the effectiveness of our internal control over financial reporting at such time as we cease to be an ‘‘emerging growth company,’’ as defined in the JOBS Act.

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

On August 9, 2022 and June 5, 2023, we effected reverse stock splits. The reverse stock splits did not change the par value of our Class A common stock or the number of shares of Class A common stock or preferred shares authorized by our amended and restated certificate of incorporation. Because the number of authorized shares of our Class A common stock was not reduced proportionally, the reverse stock splits increased our Board’s ability to issue authorized and unissued shares without further stockholder action. As of December 31, 2023, our amended and restated certificate of incorporation provides for 600,000,000 shares of authorized Class A common stock, 30,000,000 shares of authorized Class B common stock and 10,000,000 shares of authorized preferred stock and we have approximately 3,726,926 shares of Class A common stock outstanding, 11,860,201 shares reserved for exercise or vesting of outstanding warrants and options to purchase shares of Class A common stock and 203,022 shares of Class A common stock reserved for future grant under the Company’s equity incentive plan. No shares of Class B common stock or preferred stock are outstanding.

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

Our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that might enable our management to resist a takeover. These provisions include:

●	authorizing the issuance of “blank check” preferred stock that could be issued by our Board to increase the number of outstanding shares and thwart a takeover attempt;
●	advance notice requirements applicable to stockholders for matters to be brought before a meeting of stockholders and requirements as to the form and content of a stockholder’s notice;
●	restrictions on the transfer of our outstanding shares of Class B common stock;
●	a supermajority stockholder vote requirement for amending certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws;
●	the inability of our stockholders to act by written consent;
●	a requirement that the authorized number of directors may be changed only by resolution of the Board;
●	allowing all vacancies, including newly created directorships, to be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum, except as otherwise required by law;
●	limiting the forum for certain litigation against us to Delaware; and
●	limiting the persons that can call special meetings of our stockholders to our Board or the chairperson of our Board.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

Greenlane is committed to ensuring the highest standards of cybersecurity to protect our systems, networks, and data from cyber threats. We recognize the critical importance of safeguarding sensitive information and maintaining the trust of our customers, partners, and stakeholders.

Our cybersecurity strategy is built on a foundation of proactive risk management, continuous monitoring, and adherence to industry best practices. We employ a multi-layered approach which leverages cutting-edge technologies to defend against evolving cyber threats.

We have made significant investments in modernizing, streamlining, and simplifying our technology footprint to both enhance customer experience and strengthen our internal security controls.

From time-to-time, we may engage third-party consultants, legal advisors, and audit firms to evaluate and test the Company’s risk management systems and assess and remediate certain potential cybersecurity incidents, as appropriate. We prioritize the integrity of our data access controls to prevent unauthorized access, data breaches, and malicious activities. We regularly assess and enhance our cybersecurity posture through comprehensive risk assessments, security audits, and vulnerability assessments.

Governance

Cybersecurity is a shared responsibility requiring collaboration and cooperation across all levels of our organization.

Greenlane recognizes that cybersecurity is not solely a technology issue but also a people and process issue. We invest in ongoing employee training and awareness programs to empower our staff to recognize and respond to potential security threats effectively.

Cybersecurity threats are monitored and acted upon by the Company’s information technology security group within the Information Technology team. The Vice President of Information Technology has over 25 years of IT experience including Fortune 100 public companies. The Vice President of Information Technology meets regularly with senior management to inform and advise them of the status on all cybersecurity initiatives as well as all cybersecurity incidents, if any.

In the event of a cybersecurity incident, we have established incident response plans and protocols to minimize the impact and facilitate swift recovery. The Company’s Audit Committee oversees cybersecurity risk. The Audit Committee is promptly notified by Information Technology leadership of any potentially serious incidents including details and recommendations on the detection, mitigation, and remediation of the same. During the calendar year 2023, there have been no known reported cybersecurity incidents that have materially affected our operations or financial results.

We believe in transparency and open communication, promptly informing affected parties and relevant authorities as required by law. Together, we remain vigilant, adaptive, and resilient in the face of evolving cyber threats, safeguarding the trust and confidence of those we serve.

ITEM 2. PROPERTIES

We lease our headquarters in Boca Raton, Florida with approximately 1,600 square feet of office space. We have also entered into a lease for our distribution center in the United States, and an administrative office location in Europe. We believe that our facilities are adequate for our current global operational needs and we are capable of acquiring or leasing additional space as necessary.

ITEM 3. LEGAL PROCEEDINGS

For information regarding legal proceedings as of December 31, 2023, see “Note 7—Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock is listed on the Nasdaq Captial Market under the symbol “GNLN”.

Holders

As of July 18, 2024, there were approximately 78 stockholders of record of our Class A common stock. Since certain of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never declared or paid any cash dividends on our Class A common stock. We intend to retain any future earnings and do not expect to pay cash dividends in the foreseeable future.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the year ended December 31, 2023.

On June 29, 2023, we entered into securities purchase agreements with certain investors, pursuant to which we agreed to issue and sell an aggregate of 560,476 shares of our Class A common stock, pre-funded warrants to purchase up to 3,487,143 shares of our Class A common stock (the “July 2023 Pre-Funded Warrants”) and warrants to purchase up to 8,095,238 shares of our Class A common stock (the “July 2023 Standard Warrants”). The July 2023 units each consisted of one share of Class A common stock or a July 2023 Pre-Funded Warrant and two July 2023 Standard Warrants to purchase one share of our Class A common stock. The July 2023 units were offered pursuant to an effective Registration Statement on Form S-1. The July 2023 Standard Warrants are exercisable immediately at an exercise price equal to $1.05 per share of Class A common stock for a period of five years. Each July 2023 Pre-Funded Warrant is exercisable immediately with no expiration date for one share of Class A common stock at an exercise price of $0.0001. The July 2023 Offering generated gross proceeds of approximately $4.3 million and net proceeds to the Company of approximately $3.9 million.

As of the date of this Annual Report on Form 10-K, all July 2023 Pre-Funded Warrants have been exercised, based upon which we issued an additional 1,911,000 shares of our Class A common stock subsequent to year end, for de minimis net proceeds.

In connection with the July 2023 Offering, we entered into privately negotiated agreements with holders participating in the offering to amend existing outstanding warrants to purchase up to 1,344,367 shares of Class A common stock that were previously issued in connection with the June 2022 and October 2022 Offerings at exercise prices per share of $50.00 and $9.00, respectively, and expire on December 29, 2027 and November 1, 2029, respectively (collectively, the “Prior Warrants”), effective upon the closing of the July 2023 Offering to reduce the exercise price of the Prior Warrants to $1.05, the exercise price of the warrants to purchase shares of Class A common stock offered in the July 2023 Offering. All other terms of the Prior Warrants remained unchanged.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Founded in 2005, Greenlane is the premier global platform for the development and distribution of premium cannabis accessories, vape devices, and lifestyle products. In 2021, we completed several acquisitions along with a transformative merger with KushCo Holdings, adding a significant industrial line of business to the Greenlane platform. These acquisitions strengthened our leading position as a consumer ancillary products business and significantly expanded our customer network, bringing strategic relationships with leading cannabis multi-state-operators (“MSOs”), cannabis single-state operators (“SSOs”), and Canadian licensed-producers (“LPs”). Greenlane is a leading ancillary cannabis company, providing a wide array of consumer ancillary products and industrial ancillary products to thousands of cannabis producers, processors, brands, and retailers (“Cannabis Operators”), in addition to specialty retailers, smoke shops and head shops, convenience stores, and consumers directly through our own proprietary web stores and large online marketplaces such as Amazon.

We have been developing a world-class portfolio of our own proprietary brands (the “Greenlane Brands”) and carefully curated third-party products that we believe will, over time, deliver higher margins and create long-term value for our customers and shareholders. Our wholly-owned Greenlane Brands includes our recently launched more affordable product line – Groove, innovative silicone pipes and accessories and premium ancillary product brand – Higher Standards. We also have category exclusive licenses for the premium Marley Natural branded products, as well as the K.Haring Glass Collection.

Since the end of 2021, the Company has invested significantly in technology, including its e-commerce platforms, internal ERP systems, and B2B capabilities. Our world-class product portfolio is offered to customers through our proprietary, owned and operated e-commerce platforms which include Vapor.com, PuffItUp.com, HigherStandards.com, MarleyNaturalShop.com and Wholesale.Greenlane.com. These platforms allow us to reach customers directly with helpful resources and a seamless purchasing experience.

We merchandise vaporizers, packaging, and other ancillary products in the United States, Canada, Europe and Latin America. We distribute products to retailers through wholesale operations and distribute products to consumers through our e-commerce platforms We operate our own distribution centers in the United States, while also utilizing third-party logistics (“3PL”) locations in Canada. We have made tremendous progress consolidating and streamlining our warehouse and distribution operations over the last two years.

We manage our business in two different, but complementary, business segments. The first is the Consumer Goods segment, which focuses on serving consumers across wholesale, retail, and e-commerce operations—offering both our Greenlane Brands as well as ancillary products and accessories from select leading third-party brands, such as Storz and Bickel, Grenco Science, PAX, Arizer and more. The Consumer Goods segment forms a central part of our growth strategy, especially as it relates to scaling our own portfolio of higher-margin proprietary owned brands. In addition to our Consumer Goods segment, we have our Industrial Goods segment, which focuses on serving Cannabis Operators by providing ancillary products essential to their daily operations and growth, such as packaging and vaporization solutions, including our Greenlane Brand Pollen Gear. Refer to “Note 12— Segment Reporting” within Item 8 to this Annual Report on Form 10-K for additional information on our reportable segments.

Plan to Accelerate Path to Profitability and Capitalize the Business

In today’s economic landscape, particularly within the cannabis industry, achieving profitability and preserving working capital are paramount.  At Greenlane, we are intensely focused on making our business profitable and well-capitalized for long-term sustainability. Our key initiatives include:

1.	Technology Enhancements: We remain fully committed to improving our technology, particularly our B2B and e-commerce platforms, to provide a seamless shopping experience for our wholesale and retail customers.
2.	Facility Footprint Rationalization: In 2023, we optimized our facilities footprint by reducing warehouse and office space while increasing operational efficiency and improving fulfillment practices. The full benefit of those efforts are expected to be realized in 2024.
3.	Headcount Reduction: We have significantly reduced our headcount and associated salary expenses, focusing on maintaining a core group of key employees as we collectively right-size the business.
4.	Cost Structure Optimization: We continue to reduce our overall cost structure while improving margins. In April 2023, we formed two strategic partnerships (described below in greater detail) to increase margins and significantly reduce working capital requirements in our Industrial Goods segment. Similarly, our Consumer Goods segment restructured arrangements with several third-party brands in 2022 and 2023 to reduce our working capital needs.
5.	Inventory Management: In 2023, we implemented a new inventory management and lifecycle strategy that is focused on a quarterly turn and a regular review of inventory to avoid future write-offs.
6.	Sales Force Upgrade: We have upgraded and will continue to upgrade our sales force from a solely account management centric team to a skilled and driven sales team to acquire new customers while maintaining excellent service with our existing customers
7.	Product Innovation: In 2023, we launched Groove, an innovative new product line with a value-based price point and in 2024 we have begun to expand our product offering to further enhance our assortment available to our customers.
8.	Capital Investment: We continue to seek opportunities for securing investment capital to leverage our platform, increase availability and reduce stockouts of our high demand third-party brands, invest in marketing and sales, and improve our product offerings.

Management believes that these initiatives will significantly reduce costs, help accelerate the Company’s path to profitability, support business growth, and allow the Company to reinvest capital into its highest demand and highest potential product lines.

During 2022 and 2023, the Company received capital from various sources permitting it to right-size the business and position the company for growth. Such sources are described in greater detail in the Liquidity and Capital Resources Section of this report. During 2022, the Company also monetized several non-core assets to provide necessary working capital including the sale and lease-back of its headquarters building and the sale of its interest in the Vibes brand.

During 2023 and 2024, the Company also entered into certain arrangements to reduce working capital requirements and improve its balance sheet.

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

On May 6, 2024, the Company, Warehouse Goods and Synergy Imports LLC (“Synergy”) entered into an asset purchase agreement, dated May 1, 2024 (the “Asset Purchase Agreement”) pursuant to which Synergy purchased all of the intellectual property, a specified amount of inventory, and other assets related to the Eyce and DaVinci brands. In consideration for the acquisition, all parties entered into a loan modification agreement, effective May 1, 2024 (the “Loan Modification Agreement”) and an amended and restated secured promissory note, effective May 1, 2024 (the Amended and Restated Secured Promissory Note”), an amendment to the original Eyce and Davinci Asset Purchase Agreements, a distribution agreement, the termination of a license granted by Eyce, and the termination of certain consulting and employment agreements.

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

Reverse Stock Split

On June 2, 2023, we filed a Certificate of Amendment to the A&R Charter with the SSSD, which effected a one-for-10 reverse stock split (the “2023 Reverse Stock Split” and together with the 2022 Reverse Stock Split, the “Reverse Stock Splits”) of our issued and outstanding shares of Common Stock at 5:01 PM Eastern Time on June 5, 2023. As a result of the 2023 Reverse Stock Split, every 10 shares of common stock issued and outstanding were converted into one share of common stock. We paid cash in lieu of fractional shares, and accordingly, no fractional shares were issued in connection with the 2023 Reverse Stock Split.

The Reverse Stock Split did not change the par value of the Common Stock or the authorized number of shares of Common Stock. All outstanding options, restricted stock awards, warrants and other securities entitling their holders to purchase or otherwise receive shares of our Common Stock have been adjusted as a result of the Reverse Stock Split, as required by the terms of each security. The number of shares available to be awarded under our Second Amended and Restated 2019 Equity Incentive Plan have also been appropriately adjusted. See “Note 10 — Compensation Plans” for more information.

All share and per share amounts in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023 have been retroactively adjusted for all periods presented to give effect to the Reverse Stock Split.

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates and assumptions on an ongoing basis. We base our estimates on historical experience, outside advice from parties believed to be experts in such matters, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. See “Note 2—Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for a description the significant accounting policies and methods used in the preparation of our consolidated financial statements.

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

As of December 31, 2022, we held all the outstanding Common Units in the Operating Company and are the sole member. As a result, in 2023, 100% of the Operating Company’s US and state income and expenses are now included in our US and state tax returns.

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

In addition to tax expenses, we may incur expenses related to our operations and may be required to make payments under the Tax Receivable Agreement (the “TRA”), which could be significant. Pursuant to the Greenlane Operating Agreement, Greenlane Holdings, LLC will generally make pro rata tax distributions to its members in an amount sufficient to fund all or part of their tax obligations with respect to the taxable income of Greenlane Holdings, LLC that is allocated to them and possibly in excess of such amount.

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

The outcome of these matters is inherently uncertain. Therefore, if one or more legal proceedings were resolved against us for amounts in excess of management’s expectations, our results of operations and financial condition, including in a particular reporting period in which any such outcome becomes probable and estimable, could be materially adversely affected. See “Note 7—Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional information regarding these contingencies.

Recent Accounting Pronouncements

See “Note 2—Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Results of Operations

The following table presents operating results for the years ended December 31, 2023 and 2022:

	For the Year Ended December 31,
	(in thousands)		% of Net sales		Change
	2023	2022	2023	2022	$	%
Net sales	$65,373	$137,085	100.0%	100.0%	(71.6)	(52.3)%
Cost of sales	47,547	112,102	72.7%	81.8%	(64.6)	(57.6)%
Gross profit	17,826	24,983	27.3%	22.3%	(7.2)	(28.6)%

Operating expenses:
Salaries, benefits and payroll taxes	17,454	31,290	26.7%	22.8%	(13.8)	(44.2)%
General and administrative	24,213	41,000	37.0%	29.9%	(16.8)	(40.9)%
Goodwill and indefinite-lived intangibles impairment charge	—	71,360	—%	52.1%	(71.4)	(100.0)%
Definite-lived intangibles impairment charge	—	50,694	—%	37.0%	(50.7)	(100.0)%
PP&E impairment charge	—	7,336	—%	5.4%	(7.3)	(100.0)%
Depreciation and amortization	2,243	7,405	3.4%	5.4%	(5.2)	(69.7)%

Total operating expenses	43,910	209,085	67.2%	152.5%	(165.2)	(79.0)%

Loss from operations	(26,084)	(184,102)	(39.9)%	(134.3)%	158.0	(85.8)%
Other income(expense), net:
Interest expense	(5,450)	(2,450)	(8.3)%	(1.8)%	(3.0)	122.4%
Employee retention credits	—	4,854	—%	3.5%	(4.9)	(100.0)%
Other expense, net	(791)	(541)	(1.2)%	(0.4)%	0.3	(46.3)%
Total other (expense) income, net	(6,241)	1,863	(9.5)%	1.4%	(8.1)	(435.0)%

Loss before income taxes	(32,325)	(182,239)	(49.4)%	(132.9)%	149.9	(82.3)%
(Benefit from) provision for income taxes	—	(13)	—%	—%	—	(100.0)%

Net loss	(32,325)	(182,226)	(49.4)%	(132.9)%	149.9	(81.8)%
Net (loss) income attributable to non-control interest	(150)	(12,717)	(0.2)%	(9.3)%	12.6	(98.8)%
Net loss attributable to Greenlane Holdings, Inc.	$(32,175)	$(169,509)	(49.2)%	(123.7)%	137.3	(81.0)%

Consolidated Results of Operations

Net Sales

For the year ended December 31, 2023, total net sales were approximately $65.4 million, compared to approximately $137.1 million for the year ended December 31, 2022, representing a decrease of $71.7 million, or 52.3%. The year-over-year decrease was a result of the Industrial segment transitioning to a commission revenue model versus gross revenue previously recorded for the largest vaporizer product customers and discontinuing the packaging products business. The Consumer segment sales decreased due to declining business globally, reduction in sales staff and marketing spend and the company was out of stock for high demand inventory items due to capital restrictions to invest in inventory purchases.

Cost of Sales and Gross Margin

For the year ended December 31, 2023, cost of sales decreased by $64.6 million, or 57.6%, as compared to the year ended December 31, 2022. The decrease in cost of sales is aligned with the decrease in revenue of 52.3%.

Gross margin increased by 5% to 27.3% for the year ended December 31, 2023, compared to gross margin of 22.3% for the same period in 2022. The increase in gross margins is related to transitioning to a commission revenue model for the majority of the vaporizer sales with 100% margin versus gross revenue with lower margins. Also contributing to the increase in margin is the Company’s continued focus on consumer in-house brands with higher margins and moving away from third-party brands with lower margins.

Salaries, Benefits and Payroll Taxes

Salaries, benefits and payroll taxes expenses decreased by approximately $13.8 million, or 44.2% , to $17.4 million for the year ended December 31, 2023, compared to $31.3 million for the same period in 2022. The decrease is related to a major restructuring effort by the company to reduce headcount and cost to align with revenue.

General and Administrative Expenses

General and administrative expenses decreased by approximately $16.8 million, or 40.9%, for the year ended December 31, 2023, compared to the same period in 2022. The decrease is related to a major reduction in expenses across to align with revenue

Goodwill and Indefinite-Lived Intangibles Impairment Charge

We incurred a goodwill and indefinite-lived intangibles impairment charge of approximately $71.4 million and a definite-lived intangibles impairment charge of approximately $50.7 million during the twelve months ended December 31, 2022, compared to no such impairment charge for the comparable period in 2023. We incurred a impairment charge of approximately $7.3 million to fixed assets related to the ERP system during the year ended December 31, 2022, compared to no such impairment charge fore the comparable year in 2023. This impairment charges were due to declining business and declining enterprise value.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $5.2 million, or 69.7%, for the year ended December 31, 2023, compared to the same period in 2022. The decrease is primarily related to the intangible and fixed asset impairments recorded as of December 31, 2023, reducing amortization expense.

Other Income (Expense), Net

Interest expense.

Interest expense increased approximately $3.0 million during the fiscal year 2023 versus fiscal year 2022. The increase is primarily related to the exiting ABL facility which accelerated deferred interest expense as well as the promissory notes for the Eyce and DaVinci acquisition.

Other expense, net.

Other expense, net, increased by approximately $0.3 million for the year ended December 31, 2023, for slight changes to non-recurring costs during the year ended December 31, 2023.

Segment Operating Performance

Following the completion of the KushCo merger in late August 2021, we reassessed our operating segments based on our new organizational structure. Based on this assessment, we determined we had two operating segments as of December 31, 2021, which are the same as our reportable segments: (1) Consumer Goods, which largely comprises Greenlane’s legacy operations across the United States, Canada, and Europe, and (2) Industrial Goods, which largely comprises KushCo’s legacy operations. These changes in operating segments align with how we manage our business as of the fourth quarter of 2023.

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

Our “Chief Operations Decision Marker (“CODM”) allocates resources to and assesses the performance of our two operating segments based on the operating segments’ net sales and gross profit. The following table sets forth information by reportable segment for the years ended December 31, 2023 and 2022:

			% of Total Net sales		Change
	2023	2022	2023	2022	$	%
Net sales:
Consumer Goods	$28,737	$48,134	43.9%	35.1%	$(19,397)	(40.3)%
Industrial Goods	36,636	88,951	56.0%	64.9%	(52,315)	(58.8)%
Total net sales	$65,373	$137,085

			% of Segment Net sales		Change
Cost of sales:	2023	2022	2023	2022	$	%
Consumer Goods	$18,754	$38,531	65.3%	80.0%	$(19,777)	(51.3)%
Industrial Goods	28,793	73,571	78.6%	82.7%	(44,778)	(60.9)%
Total cost of sales	$47,547	$112,102

Gross profit:
Consumer Goods	$9,983	$9,603	34.7%	20.0%	$380	13.2%
Industrial Goods	7,843	15,380	21.4%	17.3%	(7,537)	(20.6)%
Total gross profit	$17,826	$24,983

Consumer Goods

For the year ended December 31, 2023, our Consumer Goods operating segment reported net sales of approximately $28.7 million compared to approximately $48.1 million for the same period in 2022, representing a decrease of $19.4 million or 40.3%. The 2023 decline in the Consumer Goods segment is due to a major restructuring effort by the Company during fiscal year 2023 to reduce sales and marketing cost to align with revenue, sale of the Company’s minority interest in Vibes brand and a shift in strategy to focus on in-house brands that have a higher margin profile and rationalized third-party brand offering generating top line revenue with lower margins.

For the year ended December 31, 2023, cost of sales decreased by $19.8 million, or 51.3%, as compared to the same period in 2022. The decrease in cost of sales was primarily due to the 40.3% decrease in Consumer Goods net sales.

Gross margin increased to approximately 34.7% for the year ended December 31, 2023, compared to gross margin of approximately 20.0% for the same period in 2022, as the Company has shifted focus on margins versus overall topline revenues in an effort to move to a net positive operating cash flow.

Industrial Goods

For the year ended December 31, 2023, our Industrial Goods operating segment reported net sales of approximately $36.6 million compared to approximately $89.0 million for the same period in 2022, representing an decrease of $52.3 million or (58.8%). The year-over-year decrease was a result of the Industrial segment transitioning to a commission revenue model versus gross revenue previously recorded for the largest vaporizer product customers and discontinuing the packaging products business.

For the year ended December 31, 2023, cost of sales decreased by $44.8 million, or 60.9%, as compared to the same period in 2022. The decrease is consistent with our overall decrease in revenues.

Gross margin was approximately 21.4% for the year ended December 31, 2023, compared to gross margin of approximately 17.3% for the same period in 2022, representing 4.1% year over year increase.

Net Sales by Geographic Regions

	Year Ended December 31,
			% of Net sales		Change
	2023	2022	2023	2022	$	%
Net sales:
United States	$58,539	$126,333	89.5%	92.2%	$(67,794)	(53.7)%
Canada	1,291	5,810	1.9%	4.2%	(4,519)	(77.8)%
Europe	5,072	4,942	7.8%	3.6%	130	2.6%
Total net sales	$65,373	$137,085	100.0%	100.0%	$(71,712)	(52.3)%

For the year ended December 31, 2023, our United States net sales to customers in the United States were approximately $58.5 million, compared to approximately $126.3 million for the same period in 2022, representing a decrease of $67.8 million, or 53.7%. The year-over-year decrease was primarily due to an overall business decline in the Industrial and Consumer Goods segments as described above.

For the year ended December 31, 2023, our Canadian net sales were approximately $1.3 million, compared to approximately $5.8 million for the same period in 2022, representing a decrease of $4.5 million, or 77.8%. The year-over-year decrease was primarily due to an overall business decline in the Industrial and Consumer Goods segments as described above.

For the year ended December 31, 2023, our European net sales were approximately $5.1 million, compared to approximately $4.9 million for the same period in 2022, representing an increase of $0.11 million, or 2.6%.

Liquidity, Capital Resources and Going Concern

Our primary requirements for liquidity and capital are working capital, debt service related to recent acquisitions and general corporate needs. Our primary sources of liquidity are our cash on hand and the cash flow that we generate from our operations, as well as proceeds other equity issuances. As of December 31, 2023, we had approximately $0.5 million of cash, of which none was restricted and $0.1 million was held in foreign bank accounts, and approximately $3.7 million of working capital, which is calculated as total current assets minus total current liabilities, as compared to approximately $6.5 million of cash, of which $0.8 million was held in foreign bank accounts, and approximately $41.0 million of working capital as of December 31, 2022. The repatriation of cash balances from our foreign subsidiaries could have adverse tax impacts or be subject to capital controls; however, these balances are generally available to fund the ordinary business operations of our foreign subsidiaries without legal or other restrictions.

We believe that our cash on hand and the cash flow that we generate from our operations will not be sufficient to fund our working capital and capital expenditure requirements, as well as our debt repayments and other liquidity requirements associated with our existing operations, for the next 12 months. Based on our cash on hand and working capital at December 31, 2023, we may have insufficient cash to fund planned operations into the third quarter of 2024. This is evident from our continued efforts to raise capital and leverage external funding to fulfill our capital needs as highlighted below.

Our primary requirements for liquidity and capital are working capital, debt service related to recent acquisitions and general corporate needs. Our primary sources of liquidity are our cash on hand and the cash flow that we generate from our operations, as well as proceeds from equity issuances, such as our June 2022, October 2022 and July 2023 Offerings, each as described and defined below.

ATM Program and Shelf Registration Statement

We formerly used a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) to conduct securities offerings. In August 2021, we filed a prospectus supplement and established an “at-the-market” equity offering program (the “ATM Program”) that provided for the sale of shares of our Class A common stock having an aggregate offering price of up to $50 million, from time to time. H

Since the launch of the ATM program in August 2021 and through December 31, 2022, we sold shares of our Class A common stock which generated gross proceeds of approximately $12.7 million and we paid fees to the sales agent of approximately $0.4 million. Due to the untimely filing of certain of our Quarterly and Annual Reports, we are unable to issue additional shares of Class A common stock pursuant to the ATM Program or otherwise use the Shelf Registration Statement.

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

On October 27, 2022, we entered into securities purchase agreements with certain investors, pursuant to which we agreed to issue and sell an aggregate of 695,555 shares of our Class A common stock, pre-funded warrants to purchase up to 137,778 shares of our Class A Common Stock (the “October 2022 Pre-Funded Warrants”) and warrants to purchase up to 1,666,667 shares of our Class A common stock (the “October 2022 Standard Warrants”). The October 2022 units were offered pursuant to a Registration Statement on Form S-1 (the “October 2022 Offering”). The October 2022 Offering generated gross proceeds of approximately $7.5 million and net proceeds to the Company of approximately $6.8 million.

On June 29, 2023, we entered into securities purchase agreements with certain investors, pursuant to which we agreed to issue and sell an aggregate of 560,476 shares of our Class A common stock, pre-funded warrants to purchase up to 3,487,143 shares of our Class A Common Stock (the “July 2023 Pre-Funded Warrants”) and warrants to purchase up to 8,095,238 shares of our Class A common stock (the “July 2023 Standard Warrants”). The July 2023 units were offered pursuant to a Registration Statement on Form S-1 (the “July 2023 Offering”). The July 2023 Offering generated gross proceeds of approximately $4.3 million and net proceeds to the Company of approximately $3.8 million and closed on July 3, 2023.

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

On August 7, 2023, we repaid the approximately $4.3 million in aggregate principal amount (the “Loan Repayment”) which remained outstanding under the terms of the Loan Agreement. As a result of the Loan Repayment, the Company has been released from its obligations under the Loan Agreement, in accordance with the terms of the Loan Agreement. See “Note 6 - Long Term Debt” for more information.

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

Future Receivables Financings

In July, August, October, and November 2023, the Company received an aggregate of approximately $3.9 million in cash pursuant to the terms of future receivables financings (collectively, the “Future Receivables Financings”) entered into with two private lenders. See “Note 6 - Long Term Debt” for more information.

Management Initiatives

We have completed several initiatives to optimize our working capital requirements. We launched Groove, a new, innovative Greenlane Brands product line, and we also rationalized our third-party brands product offering, which enables us to reduce inventory carrying costs and working capital requirements.

In April 2023, we entered into two strategic. First, we entered into a strategic partnership (the “MJ Packaging Partnership”) with A&A Global Imports d/b/a MarijuanaPackaging.com (“MJ Pack”), a provider of packaging solutions to the cannabis industry. Second, we entered into a strategic partnership with an affiliate of one of our existing vape suppliers (“Vape Partner”) to service certain key customers with vaporizer goods and services (the “Vape Partnership”). As part of the Vape Partnership, we will introduce our Vape Partner to certain key customers, assist with the promotion and the sale of certain vaporizer goods and services, and help coordinate the logistics, storage and distribution of such vaporizer products. If our Vape Partner and key customer(s) enter into a direct relationship, the customers would directly purchase vaporizer goods and services, which we currently sell them, directly from our Vape Partner and we would no longer need to purchase such vape inventory on behalf of such key customer(s). In exchange we would earn quarterly and annual commission payments from our strategic partners. While the strategic partnerships may result in a decrease in top line revenue for these packaging and vape products, these partnerships combined with some of our other restructuring initiatives should allow us to reduce our overall cost-structure and enhance our margins, thereby improving our balance sheet.

We have successfully renegotiated supplier partnership terms and are continuing to improve working capital arrangements with suppliers. We have made progress consolidating and streamlining our office, warehouse, and distribution operations footprint. We have reduced our workforce by approximately 49% throughout fiscal year 2023 to reduce costs and align with our revenue projections.

We have incurred net losses of $32.3 million and $182.2 million for the years ended December 31, 2023 and 2022, respectively. For the year ended December 31, 2023, cash used in operating activities was $1.8 million and cash used in operating activities for the year ended December 31, 2022 was $26.4 million. The recent macroeconomic environment has caused weaker demand than contemplated under our business plan, resulting in a reduction in projected revenue and cash flows for the twelve-month period included in the going concern evaluation.

As a result of our losses and our projected cash needs, combined with our current liquidity level, substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon successful execution of management’s intended plan over the next twelve months to improve the Company’s liquidity and profitability, which includes, without limitation:

■ Further reducing operating costs expense by taking additional restructuring actions to align cost with revenue to achieve profitability.

■ Increasing revenue by introducing new products and acquiring new customers.

■ Execute on strategic partnerships accretive to margins and operating cash

■ Seeking additional capital through the issuance of debt or equity securities.

Our opinions concerning liquidity are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity could be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors” in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2023. Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on terms favorable to us, or at all.

As of December 31, 2023, we did not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our consolidated financial statements included in Part II, Item 8 of this Form 10-K:

	Year Ended December 31,
(in thousands)	2023	2022
Net cash provided by (used in) operating activities	$(1,793)	$(26,426)
Net cash provided by (used in) investing activities	30	12,025
Net cash (used in) provided by financing activities	(10,140)	13,930

Net Cash Used in Operating Activities

During 2023, net cash used in operating activities of approximately $1.8 million was a result of a net loss of $32.3 million offset by non-cash adjustments to net loss of $6.5 million, including a $24.0 million increase in cash provided by working capital primarily driven by decreases in our accrued expenses and accounts payable, and decreases in inventories offset by higher other current assets.

During 2022, net cash used in operating activities of approximately $26.4 million was a result of a net loss of $182.2 million offset by non-cash adjustments to net loss of $140.6 million, including an impairment charge related to goodwill and indefinite-lived intangibles of $71.4 million, and a $15.2 million increase in cash provided by working capital primarily driven by decreases in our accrued expenses and accounts payable, and decreases in inventories offset by higher other current assets..

Net Cash Provided by Investing Activities

During 2023, net cash provided by investing activities of (i) approximately $0.1 million from $1.1 million of cash proceeds from the sale of certain equity securities investments, offset by approximately $1.0 million of cash used for capital expenditures, including development costs for our new enterprise resource planning system.

During 2022, net cash provided by investing activities of (i) approximately $12.0 million of cash proceeds from the sale of our assets held for sale, (ii) approximately $4.6 million of cash proceeds from the disposition of our interests in VIBES, and (iii) approximately $0.6 million of cash proceeds from the sale of certain equity securities investments, offset by approximately $2.8 million of cash used for capital expenditures, including development costs for our new enterprise resource planning system.

Net Cash (Used in) Provided by Financing Activities

During 2023, net cash used in financing activities primarily consisted of (i) approximately $3.9 million of cash proceeds from the issuance of Class A common stock related to our July 2023 Offering, (ii) approximately $3.9 million of cash proceeds from our future receivables financing, (iii) $2.1 million of cash proceeds from a secured bridge loan, offset by (iv) approximately $0.3 million of cash used for contingent consideration payments, (v) and approximately $2.1 million of cash used for repayments related to the Eyce and DaVinci promissory notes, and (vi) the $15.0 million payoff of asset based lending loans.

During 2022, net cash provided by financing activities primarily consisted of (i) approximately $21.1 million of cash proceeds from the issuance of Class A common stock related to our ATM Program, the June 2022 Offering and the October 2022 Offering, (2) approximately $14.6 million of cash proceeds from our Asset-Based Loan, offset by debt issuance costs of $1.5 million, and (iii) approximately $0.9 million of cash used for contingent consideration payments, (iv) and approximately $19.4 million of cash used for repayments related to the Eyce and DaVinci promissory notes, the payoff of the Real Estate Note, and repayment of our bridge loan.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Greenlane Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Greenlane Holdings, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Costa Mesa, CA

July 18, 2024

GREENLANE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value per share amounts)

	December 31, 2023	December 31, 2022
ASSETS
Current assets
Cash	$463	$6,458
Restricted cash	—	5,718
Accounts receivable, net of allowance of $2,209 and $4,826 at December 31, 2023 and 2022, respectively	1,693	6,468
Inventories, net	20,529	40,643
Vendor deposits	3,765	6,296
Other current assets (Note 8)	3,319	11,120
Total current assets	29,769	76,703

Property and equipment, net	2,476	3,962
Operating lease right-of-use assets	1,936	3,442
Other assets	3,912	5,578
Total assets	$38,093	$89,685

LIABILITIES
Current liabilities
Accounts payable	$12,103	$14,953
Accrued expenses and other current liabilities (Note 8)	3,056	11,882
Customer deposits	2,775	3,983
Current portion of notes payable	7,283	3,185
Current portion of operating leases	866	1,528
Current portion of finance leases	7	128
Total current liabilities	26,090	35,659

Notes payable, less current portion and debt issuance costs, net	—	13,040
Operating leases, less current portion	1,010	1,887
Finance leases, less current portion	—	29
Other liabilities	1	79
Total long-term liabilities	1,011	15,035
Total liabilities	27,101	50,694
Commitments and contingencies (Note 7)

STOCKHOLDERS’ EQUITY*
Preferred stock, $0.0001 par value, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share, 600,000 shares authorized, 3,726 shares issued and outstanding as of December 31, 2023; 600,000 shares authorized, and 1,599 shares issued and outstanding as of December 31, 2022 *	36	15
Class B common stock, $0.0001 par value per share, 30,000 shares authorized, and 0 shares issued and outstanding as of December 31, 2023; 30,000 shares authorized, and 0 shares issued and outstanding as of December 31, 2022*	—	—
Additional paid-in capital*	268,132	264,017
Accumulated deficit	(257,289)	(225,114)
Accumulated other comprehensive income	245	55
Total stockholders’ equity attributable to Greenlane Holdings, Inc.	11,124	38,973
Non-controlling interest	(132)	18
Total stockholders’ equity	10,992	38,991
Total liabilities and stockholders’ equity	$38,093	$89,685

*	After giving effect to the Reverse Stock Splits - See Note 9 - Stockholders’ Equity.

The accompanying notes are an integral part of these consolidated financial statements.

GREENLANE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	For the for the year ended December 31,
	2023	2022
Net sales	$65,373	$137,085
Cost of sales	47,547	112,102
Gross profit	17,826	24,983

Operating expenses:
Salaries, benefits and payroll taxes	17,454	31,290
General and administrative	24,213	41,000
Goodwill and indefinite-lived intangibles impairment charge	—	71,360
Definite-lived intangibles impairment charge	—	50,694
Property and equipment impairment charge	—	7,336
Depreciation and amortization	2,243	7,405
Total operating expenses	43,910	209,085
Loss from operations	(26,084)	(184,102)

Other (expense) income, net:
Interest expense	(5,450)	(2,450)
Employee retention credits	—	4,854
Other expense, net	(791)	(541)
Total other (expense) income, net	(6,241)	1,863
Loss before income taxes	(32,325)	(182,239)
Provision for (benefit from) income taxes	—	(13)
Net loss	(32,325)	(182,226)
Less: Net loss attributable to non-controlling interest	(150)	(12,717)
Net loss attributable to Greenlane Holdings, Inc.	$(32,175)	$(169,509)

Net loss attributable to Class A common stock per share - basic and diluted (Note 9)*	$(8.16)	$(22.51)
Weighted-average shares of Class A common stock outstanding - basic and diluted (Note 9)*	3,993	753

Other comprehensive income (loss):
Foreign currency translation adjustments	190	(211)
Unrealized gain (loss) on derivative instrument	—	26
Comprehensive loss	(32,135)	(182,411)
Less: comprehensive loss attributable to non-controlling interest	(150)	(12,633)
Comprehensive loss attributable to Greenlane Holdings, Inc.	$(31,985)	$(169,778)

*	After giving effect to the Reverse Stock Splits - See Note 9 - Stockholders’ Equity.

The accompanying notes are an integral part of these consolidated financial statements.

GREENLANE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non- Controlling	Total Stockholders’
	Shares*	Amount*	Shares*	Amount*	Capital*	Deficit	Income (Loss)	Interest	Equity
Balance December 31, 2021	426	$4	109	$—	$229,744	$(55,544)	$324	$21,836	$196,364
Net loss	—	—	—	—	—	(169,509)	—	(12,717)	(182,226)
Equity-based compensation	11	—	—	—	1,411	—	—	259	1,670
Issuance of Class A shares, net of costs - ATM Program	85	1	—	—	9,024	—	—	—	9,025
Issuance of Class A shares - contingent consideration	19	—	—	—	3,486	—	—	—	3,486
Issuance of Class A shares, net of costs - June 2022 Offering	59	1	—	—	5,039	—	—	—	5,040
Issuance of Class A shares, net of costs - October 2022 Offering	833	8	—	—	7,002	—	—	—	7,010
Issuance of Class A shares - Amended Eyce APA (Note 3)	7	—	—	—	657	—	—	—	657
Issuance of Class A common stock and pre-funded warrants, net of costs	50	—	—	—	—	—	—	—	—
Reclassification adjustment for gain included in net loss (Note 4)	—	—	—	—	—	—	(332)	—	(332)
VIBES disposition / deconsolidation (Note 3)	—	—	—	—	—	—	—	(1,789)	(1,789)
Exchanges of noncontrolling interest for Class A common stock	109	1	(109)	—	7,654	—	—	(7,655)	—
Other comprehensive income	—	—	—	—	—	—	63	84	147
Other	—	—	—	—	—	(61)	—	—	(61)
Balance December 31, 2022	1,599	$15	—	$—	$264,017	$(225,114)	$55	$18	$38,991
Net loss	—	—	—	—	—	(32,175)	—	(150)	(32,325)
Equity-based compensation	(1)	—	—	—	60	—	—	—	60
Issuance of Class A shares - Amended Eyce APA (Note 3)	—	—	—	—	225	—	—	—	225
Issuance of Class A shares (Note 9)	2,128	22	—	—	3,831	—	—	—	3,852
Other comprehensive income	—	—	—	—	—	—	190	—	190
Balance December 31, 2023	3,726	$36	—	$—	$268,132	$(257,289)	$245	$(132)	$10,992

*	After giving effect to the Reverse Stock Splits - See Note 9 - Stockholders’ Equity.

The accompanying notes are an integral part of these consolidated financial statements.

GREENLANE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss (including amounts attributable to non-controlling interest)	$(32,325)	$(182,226)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,243	7,405
Equity-based compensation expense	284	2,298
Goodwill and indefinite lived intangibles impairment charge	—	71,360
Definite-lived intangibles impairment charge	—	50,694
Property and equipment impairment charge	—	7,336
Change in fair value of contingent consideration	262	509
Write-off of Eyce 2022 Contingent Payment in conjunction with the Amended Eyce APA	—	(267)
Change in provision for credit losses	188	3,311
Gain related to indemnification asset	—	(2,018)
Loss on disposal of fixed assets	118	1,398
Gain on disposal of held-for-sale assets	—	(705)
Gain related to VIBES disposition / deconsolidation (Note 3)	—	(2,062)
Unrealized loss on equity investments	629	1,214
Realized gain on interest rate swap contract	—	(408)
Amortization of deferred financing costs and debt discount	2,820	644
Other	—	(124)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Decrease in accounts receivable	4,586	4,910
Decrease in inventories	20,113	26,345
Decrease in vendor deposits	2,531	7,899
Decrease (increase) in other current assets	7,769	(2,595)
Decrease in accounts payable	(2,770)	(6,459)
Decrease in accrued expenses and other liabilities	(7,032)	(10,944)
Decrease in customer deposits	(1,208)	(3,941)
Net cash provided by (used in) operating activities	(1,793)	(26,426)
Cash flows from investing activities:
Proceeds from VIBES disposition (Note 3)	—	4,567
Purchase of property and equipment, net	(1,007)	(2,784)
Proceeds from sale of assets held for sale	—	9,593
Proceeds from sale of equity investments	1,037	649
Net cash provided by investing activities	30	12,025
Cash flows from financing activities:
Proceeds from issuance of Class A common stock, net of issuance costs	3,852	21,075
Proceeds from (repayment of) Asset-Based Loan	(15,000)	14,550
Proceeds from Secured Bridge Loan, net of costs	2,090	—
Debt issuance costs	(751)	(1,472)
Repayment of loan against future accounts receivable	(1,721)	—
Proceeds from future receivables financing	3,894	—
Payments on Eyce and DaVinci promissory notes	(2,133)	(3,407)
Payments on Real Estate Note	—	(7,958)
Repayment of Bridge Loan	—	(8,000)
Proceeds from termination of interest rate swap	—	145
Purchase consideration paid for Eyce and DaVinci acquisition	(350)	(875)
Other	(21)	(128)
Net cash (used in) provided by financing activities	(10,140)	13,930
Effects of exchange rate changes on cash	190	(210)
Net decrease in cash and cash equivalents	(11,713)	(681)
Cash and cash equivalents, as of beginning of the year	12,176	12,857
Cash and cash equivalents, as of end of year	$463	$12,176

The accompanying notes are an integral part of these consolidated financial statements.

GREENLANE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)

Reconciliation of cash and restricted cash to condensed consolidated balance sheets:

	For the year ended December 31,
	2023	2022
Beginning of the period
Cash	$6,458	$12,857
Restricted cash	5,718	—
Total cash and restricted cash, beginning of period	$12,176	$12,857

End of the period
Cash	$463	$6,458
Restricted cash	—	5,718
Total cash and restricted cash, end of period	$463	$12,176

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$4,495	$2,251
Cash paid during the period for income taxes	$—	$76
Cash paid for amounts included in the measurement of lease liabilities	$1,353	$2,659

Non-cash investing activities and financing activities:
Issuance of Class A common stock, warrants, and stock options for business acquisitions	$—	$3,486
Non-cash purchases of property and equipment	$133	$909
Decrease in non-controlling interest as a result of exchanges for Class A common stock	$—	$(7,655)
Decrease in non-controlling interest as a result of VIBES disposition	$—	$(1,789)
Transfer from contingent consideration to notes payable	$1,650	$—
Transfer from accrued expenses to notes payable	$437	$—

The accompanying notes are an integral part of these consolidated financial statements.

GREENLANE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS OPERATIONS AND ORGANIZATION

Organization

Greenlane Holdings, Inc. (“Greenlane” and, collectively with the Operating Company (as defined below) and its consolidated subsidiaries, the “Company”, “we”, “us”, and “our”) was formed as a Delaware corporation on May 2, 2018. We are a holding company that was formed for the purpose of completing an underwritten initial public offering (“IPO”) of shares of our Class A common stock, $0.01 par value per share (“Class A common stock”), in order to carry on the business of Greenlane Holdings, LLC (the “Operating Company”). The Operating Company was organized under the laws of the state of Delaware on September 1, 2015, and is based in Boca Raton, Florida. Unless the context otherwise requires, references to the “Company” refer to us, and our consolidated subsidiaries, including the Operating Company.

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

We have been developing a portfolio of our own proprietary brands (the “Greenlane Brands”) that we believe will, over time, deliver higher margins and create long-term value for our customers and shareholders. Our wholly-owned Greenlane Brands includes Groove – our recently launched more affordable product line and Higher Standards – our premium smoke shop and ancillary product brand, and our award winning Vapor.com website and brand. We also have category exclusive licenses for the premium Marley Natural branded products, as well as the K.Haring branded products.

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

On August 31, 2021, we completed our previously announced merger with KushCo Holdings, Inc. (“KushCo”) and have included the results of operations of KushCo in our consolidated statements of operations and comprehensive loss from that date forward. In connection with the merger with KushCo, the Greenlane Certificate of Incorporation was amended and restated (the “A&R Charter”) in order to (i) increase the number of authorized shares of Greenlane Class B common stock, $0.0001 par value per share (the “Class B Common stock”), from 10 million shares to 30 million shares in order to effect the conversion of each outstanding share of Class C common stock, $0.0001 par value per share (the “Class C common stock”), into one-third of one share of Class B common stock, (ii) increase the number of authorized shares of Class A common stock from 125 million shares to 600 million shares, and (iii) eliminate references to the Class C common stock. Pursuant to the terms of an Agreement and Plan of Merger, dated as of March 31, 2021 (the “Merger Agreement”) with KushCo, immediately prior to the consummation of the business combination, holders of Class C common stock received one-third of one share of Class B common stock for each share of Class C common stock held immediately prior to the closing of the merger.

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

In connection with the IPO, we entered into a Tax Receivable Agreement (the “TRA”) with the Operating Company and the Operating Company’s members and a Registration Rights Agreement (the “Registration Rights Agreement”) with the Operating Company’s members. The TRA provides for the payment by us to the Operating Company’s member(s) of 85.0% of the amount of tax benefits, if any, that we may actually realize (or in some cases, are deemed to realize) as a result of (i) the step-up in tax basis in our share of the Operating Company’s assets resulting from the redemption of Common Units under the mechanism described above and (ii) certain other tax benefits attributable to payments made under the TRA. Pursuant to the Registration Rights Agreement, we have agreed to register the resale of shares of Class A common stock that are issuable to the Operating Company’s members upon redemption or exchange of their Common Units.

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

As of December 31, 2022, all Common Units of the Operating Company and Class B common stock had been exchanged for Class A common stock, and we owned 100% of the voting and economic interests in Greenlane through the holders’ ownership of Class A common stock. See “Note 9 - Stockholder’s Equity.”

Reverse Stock Splits

On August 4, 2022, we filed a Certificate of Amendment (the “Certificate of Amendment”) to the A&R Charter with the Secretary of State of the State for Delaware (the “SSSD”), which effected a one-for-twenty reverse stock split (the “2022 Reverse Stock Split”) of our issued and outstanding shares of Class A common stock and Class B common stock (collectively, the “Common Stock”) at 5:01 PM Eastern Time on August 9, 2022. As a result of the 2022 Reverse Stock Split, every 20 shares of Common Stock issued and outstanding were converted into one share of Common Stock. We paid cash in lieu of fractional shares, and accordingly, no fractional shares were issued in connection with the 2022 Reverse Stock Split.

On June 2, 2023, we filed a Certificate of Amendment to the A&R Charter with the SSSD, which effected a one-for-ten reverse stock split (the “2023 Reverse Stock Split” and together with the 2022 Reverse Stock Split, the “Reverse Stock Splits”) of our issued and outstanding shares of Common Stock at 5:01 PM Eastern Time on June 5, 2023. As a result of the 2023 Reverse Stock Split, every ten shares of common stock issued and outstanding were converted into one share of common stock. We paid cash in lieu of fractional shares, and accordingly, no fractional shares were issued in connection with the 2023 Reverse Stock Split.

The Reverse Stock Splits did not change the par value of the Common Stock or the authorized number of shares of Common Stock. All outstanding options, restricted stock awards, warrants and other securities entitling their holders to purchase or otherwise receive shares of our Common Stock have been adjusted as a result of the Reverse Stock Splits, as required by the terms of each security. The number of shares available to be awarded under our Amended and Restated 2019 Equity Incentive Plan have also been appropriately adjusted. See “Note 10 — Compensation Plans” for more information.

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

Our primary requirements for liquidity and capital are working capital, debt service related to recent acquisitions and general corporate needs. Our primary sources of liquidity are our cash on hand and the cash flow that we generate from our operations, as well as proceeds from equity issuances, such as our June 2022, October 2022, and July 2023 offerings, each as described and defined below.

ATM Program and Shelf Registration Statement

We formerly used a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) to conduct securities offerings from time to time in order to meet our liquidity needs. In August 2021, we filed a prospectus supplement and established an “at-the-market” equity offering program (the “ATM Program”) that provided for the sale of shares of our Class A common stock having an aggregate offering price of up to $50 million, from time to time.

Since the launch of the ATM program in August 2021 and through December 31, 2022, we sold shares of our Class A common stock which generated gross proceeds of approximately $12.7 million and we paid fees to the sales agent of approximately $0.4 million. Due to the untimely filing of certain of our Quarterly and Annual Reports 3, we are unable to issue additional shares of Class A common stock pursuant to the ATM Program or otherwise use the Shelf Registration Statement, which will limit our liquidity options in the capital markets

Common Stock and Warrant Offerings.

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

On October 27, 2022, we entered into securities purchase agreements with certain investors, pursuant to which we agreed to issue and sell an aggregate of 695,555 shares of our Class A common stock, pre-funded warrants to purchase up to 137,778 shares of our Class A Common Stock (the “October 2022 Pre-Funded Warrants”) and warrants to purchase up to 1,666,667 shares of our Class A common stock (the “October 2022 Standard Warrants”). The October 2022 units were offered pursuant to a Registration Statement on Form S-1 (the “October 2022 Offering”). The October 2022 Offering generated gross proceeds of approximately $7.5 million and net proceeds to the Company of approximately $6.8 million.

On June 29, 2023, we entered into securities purchase agreements with certain investors, pursuant to which we agreed to issue and sell an aggregate of 560,476 shares of our Class A common stock, pre-funded warrants to purchase up to 3,487,143 shares of our Class A Common Stock (the “July 2023 Pre-Funded Warrants”) and warrants to purchase up to 8,095,238 shares of our Class A common stock (the “July 2023 Standard Warrants”). The July 2023 units were offered pursuant to a Registration Statement on Form S-1 (the “July 2023 Offering”). The July 2023 Offering generated gross proceeds of approximately $4.3 million and net proceeds to the Company of approximately $3.8 million and closed on July 3, 2023.

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

On August 7, 2023, we repaid the approximately $4.3 million in aggregate principal amount (the “Loan Repayment”) which remained outstanding under the terms of the Loan Agreement. As a result of the Loan Repayment, the Company has been released from its obligations under the Loan Agreement, in accordance with the terms of the Loan Agreement. See “Note 6 - Long Term Debt” for more information.

ERC Sale

On February 16, 2023, two of our wholly owned subsidiaries, Warehouse Goods LLC and Kim International LLC, entered into an agreement with a third-party institutional investor pursuant to which the investor purchased, for approximately $4.9 million in cash, an economic participation interest, at a discount, in our rights to payment from the United States Internal Revenue Service for certain periods with respect to the employee retention credits filed by us under the Employee Retention Credit program.

Future Receivables Financing

In July, August, October, and November 2023, the Company received an aggregate of approximately $3.9 million in cash pursuant to the terms of future receivables financings (collectively, the “Future Receivables Financings”) entered into with two private lenders. See “Note 6 - Long Term Debt” for more information.

Management Initiatives

We have completed several initiatives to optimize our working capital requirements. We launched Groove, a new, innovative Greenlane Brands product line, and we also rationalized and improved our third-party brands product offering, which enabled us to reduce inventory carrying costs and working capital requirements while increasing our offerings.

In April 2023, we entered into two strategic partnership. First, we entered into a strategic partnership (the “MJ Packaging Partnership”) with A&A Global Imports d/b/a MarijuanaPackaging.com (“MJ Pack”), a leading provider of packaging solutions to the cannabis industry. Second, we entered into a strategic partnership with an affiliate of one of our existing vape suppliers (“Vape Partner”) to service certain key customers with vaporizer goods and services (the “Vape Partnership”). As part of the Vape Partnership, we will introduce our Vape Partner to certain key customers, assist with the promotion and the sale of certain vaporizer goods and services, and help coordinate the logistics, storage and distribution of such vaporizer products. If our Vape Partner and key customer(s) enter into a direct relationship, the customers would directly purchase vaporizer goods and services, which we currently sell them, directly from our Vape Partner and we would no longer need to purchase such vape inventory on behalf of such key customer(s). In exchange we would earn quarterly and annual commission payments from our strategic partners. While the strategic partnerships may result in a decrease in top line revenue for these packaging and vape products, these partnerships combined with some of our other restructuring initiatives should allow us to reduce our overall cost-structure and enhance our margins, thereby improving our balance sheet.

We have successfully renegotiated supplier partnership terms and are continuing to improve working capital arrangements with suppliers. We have made progress consolidating and streamlining our office, warehouse, and distribution operations footprint. We have reduced our workforce significantly to reduce costs and align with our revenue projections.

The Company has incurred net losses of $32.3 million and $182.2 million for the years ended December 31, 2023 and 2022, respectively. For the years ended December 31, 2023 and 2022, cash used in operating activities were $1.8 million and $26.4 million, respectively. The recent macroeconomic environment has caused weaker demand than contemplated under the Company’s business plan, resulting in a reduction in projected revenue and cash flows for the twelve-month period included in the going concern evaluation.

As a result of our losses and our projected cash needs, combined with our current liquidity level, substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon successful execution of management’s intended plan over the next twelve months to improve the Company’s liquidity and profitability, which includes, without limitation:

■Further reducing operating costs expense by taking additional restructuring actions to align cost with revenue to achieve profitability.

■Increasing revenue by introducing new products and acquiring new customers.

■Execute on strategic partnerships accretive to margins and operating cash

■Seeking additional capital through the issuance of debt or equity securities.

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

Principles of Consolidation

Our consolidated financial statements include our accounts, the accounts of the Operating Company, and the accounts of the Operating Company’s consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

Conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts in our consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. U.S. GAAP requires us to make estimates and judgments in several areas. Such areas include, but are not limited to the following: the collectability of accounts receivable; the allowance for slow-moving or obsolete inventory; the realizability of deferred tax assets; the fair value of contingent consideration arrangements; the useful lives property and equipment; the calculation of our VAT taxes receivable and VAT taxes, fines, and penalties payable; our loss contingencies, including our TRA liability; and the valuation and assumptions underlying equity-based compensation. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. The actual results could differ materially from those estimates.

Segment Reporting

We manage our global business operations through our operating and reportable business segments. As of December 31, 2023, we had two reportable operating business segments: Industrial Goods and Consumer Goods. Our reportable segments have been identified based on how our chief operating decision maker (“CODM”), which is a committee comprised of our Chief Executive Officer (“CEO”) and our Chief Financial and Legal Officer (“CFO”), manages our business, makes resource allocation and evaluates operating decisions, and evaluate operating performance. See “Note 12—Segment Reporting.”

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

Level 1 — Observable inputs such as unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

Cash

For purposes of reporting cash flows, we consider cash on hand, checking accounts, and savings accounts to be cash. We also consider all highly-liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. We place our cash with high credit quality financial institutions, which provide insurance through the Federal Deposit Insurance Company. At times, the balance in our accounts may exceed federally insured limits. We perform periodic evaluations of the relative credit standing of these institutions and do not expect any losses related to such concentrations. As of December 31, 2023, and 2022, approximately $0.1 million and $0.8 million, respectively, of our cash balances were in foreign bank accounts and uninsured. As of December 31, 2023, and 2022, we had no cash equivalents.

Restricted Cash

Restricted cash represents principally cash reserves that are maintained pursuant to the governing agreement of the Asset-Based Loan discussed in “Note 6 - Debt.”

Accounts Receivable, net

Accounts receivable represent amounts due from customers for merchandise sales and are recorded when revenue is earned and are carried at the original invoiced amount less an allowance for any expected credit loss. An account is considered past due when payment has not been rendered by its due date based upon the terms of the sale. Generally, accounts receivable are due thirty days after the billing date. We maintain an allowance for credit losses to reserve for potentially uncollectible receivable amounts. In evaluating our ability to collect outstanding receivable balances, we consider various factors including the age of the balance, the creditworthiness of the customer, the customer’s current financial condition, current economic conditions, and other factors that may affect our ability to collect from customers. We write off accounts as uncollectible on a case-by-case basis. We pledge accounts receivable as collateral for our long-term debt, see “Note 6—Debt.”

Inventories, net

Inventories consist of finished goods that we value at the lower of cost or net realizable value on a weighted average cost basis for the majority of the inventory. We established an allowance for slow-moving or obsolete inventory based upon assumptions about future demands and market conditions. At December 31, 2023, and 2022, the reserve for obsolescence was approximately $9.5 million and $21.4 million, respectively. We pledge inventory as collateral for our long-term debt, see “Note 6— Debt.”

Vendor Deposits

Vendor deposits represent prepayments we make to vendors for inventory purchases. A significant number of vendors require us to prepay for inventory purchases.

Customs Bonds

The Company is required to obtain customs bonds to import goods into the United States to provide security for payment of duties, taxes and other fees incurred as a result of importing goods. Customs bonds are included in “Other current assets” in our consolidated balance sheets, see “Note 8 - Supplemental Financial Statement Information.”

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

Investments in Equity Securities

Our investments in equity securities without readily determinable fair value consist of ownership interests in Airgraft Inc., Sun Grown Packaging, LLC (“Sun Grown”) and Vapor Dosing Technologies, Inc. (“VIVA”). We determined that our ownership interests do not provide us with significant influence over the operations of these investments. Accordingly, we account for our investments in these entities as equity securities. Airgraft Inc., Sun Grown, and VIVA are private entities and their equity securities do not have a readily determinable fair value. We elected to measure these securities under the measurement alternative election at cost minus impairment, if any, with adjustments through earnings for observable price changes in orderly transactions for the identical or similar investment of the same issuer. Investments in equity securities are included within “Other assets” in our consolidated balance sheets. See “Note 4—Fair Value of Financial Instruments.”

Vendor Incentives and Rebates

Sales incentives we receive in the form of payments from vendors solely to reimburse us for acting as the vendors’ agent in redeeming a sales incentive that is between our vendor and our customers and end consumers are included in net sales in the consolidated statements of operations and comprehensive loss.

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

Advertising

We expense advertising costs as incurred and include them in general and administrative expenses in our consolidated statements of operations and comprehensive loss. Advertising costs were approximately $1.2 million and $2.8 million for the years ended December 31, 2023, and 2022, respectively.

Income Taxes

We are a corporation subject to income taxes in the United States. Certain subsidiaries of the Operating Company are taxable separately from us. Our proportional share of the Operating Company’s subsidiaries’ provisions are included in our consolidated financial statements.

As of December 31, 2023 and 2022, we hold all the outstanding Common Units in the Operating Company and are the sole member. As a result, starting in 2023, 100% of the Operating Company’s US and state income and expenses will be included in our US and state tax returns.

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

We generate revenue primarily from the sale of finished products to customers, whereby each product unit represents a single performance obligation. We recognize revenue from product sales when the customer has obtained control of the products, which is either at point of sale or delivery to the customer, depending upon the specific terms and conditions of the arrangement, or at the point of sale for our retail store sales. We provide no warranty on products sold. Product warranty is provided by the manufacturers. For certain product offerings such as child-resistant packaging, closed-system vaporization solutions and custom-branded retail products, we may receive a deposit from the customer (generally 25% - 50% of the total order cost, but the amount can vary by customer contract) when an order is placed by a customer. We typically complete these orders within one to six months from the date of order, depending on the complexity of the customization and the size of the order, but the completion timeline can vary by product type and terms of sales with each customer. See “Note 8—Supplemental Financial Statement Information” for a summary of changes to our customer deposits liability balance during the years ended December 31, 2023 and 2022.

We estimate product returns based on historical experience and record them as a refund liability that reduces the net sales for the period. We analyze actual historical returns, current economic trends and changes in order volume when evaluating the adequacy of our sales returns allowance in any reporting period. Our liability for returns, which is included within “Accrued expenses and other current liabilities” in our consolidated balance sheets, was approximately $0.1 million and $0.3 million as of December 31, 2023 and 2022, respectively.

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

The Company transitioned to a commission revenue model for the majority of the sales for the Industrial segment. The company operates as a sales agent servicing vape customers and receives a commission for these services. The company was previously working directly with these customers and recognizing gross revenue versus straight commission revenue. The Company recognizes this fee on a periodic basis when the products have been shipped for the end consumer. In working with their partner, the Company is not responsible for fulfilling a promise to provide the specified goods, does not establish the pricing with its partners customers, and does not have control over the goods that will be shipped. As such, the Company is an agent and recognizes its revenue on a net basis for its service. The partner company pays Greenlane a negotiated percentage-based fee on a quarterly basis.

One customer represented approximately 21% and 22% of our net sales for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 the Company has a concentration of credit risk with its accounts receivable balance as one customer represented approximately 11% of accounts receivable. As of December 31, 2022, the Company had three customers who individually represented approximately 31%, 17% and 15% of accounts receivable, respectively.

Value Added Taxes

During the third quarter of 2020, as part of a global tax strategy review, we determined that our European subsidiaries based in the Netherlands, which we acquired on September 30, 2019, had historically collected and remitted value added tax (“VAT”) payments, which related to direct-to-consumer sales to other European Union (“EU”) member states, directly to the Dutch tax authorities. In connection with our subsidiaries’ payment of VAT to Dutch tax authorities rather than other EU member states, we may become subject to civil or criminal enforcement actions in certain EU jurisdictions, which could result in penalties.

We performed an analysis of the VAT overpayments to the Dutch tax authorities, which we expected to be refunded to us, and VAT payable to other EU member states, including potential fines and penalties. Based on this analysis, we recorded VAT payable of approximately $0.4 million and $0.4 million relating to this matter within “Accrued expenses and other current liabilities” in our consolidated balance sheet as of December 31, 2023 and 2022, respectively.

Pursuant to the purchase and sale agreement by which we acquired our European subsidiaries, the sellers are required to indemnify us against certain specified matters and losses, including any and all liabilities, claims, penalties and costs incurred or sustained by us in connection with non-compliance with tax laws in relation to activities of the sellers. The indemnity (or indemnification receivable) is limited to an amount equal to the purchase price under the purchase and sale agreement. During the year ended December 31, 2022, we recognized a gain of approximately $2.0 million, respectively, within “general and administrative expenses” in our consolidated statements of operations and comprehensive loss, which represented the partial reversal of a charge previously recognized based on the difference between the VAT payable and the VAT receivable and indemnification asset, as the indemnification asset became probable of recovery based on the reduction in our previously estimated VAT liability for penalties and interest based on our voluntary disclosure to, and ongoing settlement with, the relevant tax authorities in the EU member states.

As noted above, we have voluntarily disclosed VAT owed to several relevant tax authorities in the EU member states, and believe in doing so we will reduce our liability for penalties and interest. Nonetheless, we may incur expenses in future periods related to such matters, including litigation costs and other expenses to defend our position. The outcome of such matters is inherently unpredictable and subject to significant uncertainties. Refer to “Note 7—Commitments and Contingencies” for additional discussion regarding our contingencies.

Net Loss Per Share

Basic net loss per share of Class A common stock is computed by dividing net loss attributable to Greenlane by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted net loss per share of Class A common stock is computed by dividing net loss attributable to Greenlane by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive elements. See “Note 9—Stockholders’ Equity - Net Loss Per Share.”

Recently Issued Accounting Guidance

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses. The standard requires the use of an “expected loss” model on certain types of financial instruments. The standard also amends the impairment model for available-for-sale securities and requires estimated credit losses to be recorded as allowances rather than as reductions to the amortized cost of the securities. This standard was effective for fiscal years, and interim periods within those years, beginning after December 15, 2022 for filers that are eligible to be smaller reporting companies under the SEC’s definition, with early adoption permitted. We adopted this standard beginning January 1, 2023. Adoption of this standard did not have a material impact on our consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, as if it had originated the contracts. Prior to this ASU, an acquirer generally recognizes contract assets acquired and contract liabilities assumed that arose from contracts with customers at fair value on the acquisition date. The ASU was effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The ASU is to be applied prospectively to business combinations occurring on or after the effective date of the amendment (or if adopted early as of an interim period, as of the beginning of the fiscal year that includes the interim period of early application). We adopted this new standard beginning January 1, 2023. Adoption of this standard did not impact our consolidated financial statements, as we did not complete any transactions to which this standard was applicable during the current reporting period.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update require public companies to disclose on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. In addition, the amendment requires that a public entity provide all annual disclosures about a reportable segment’s profit or loss and assets currently required in interim periods and require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-07 on its consolidated financial statements and related disclosures. This amendment will go into effect for the fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements To Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this Update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information.

The amendments in this Update require that entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). In addition, public business entities are required to provide certain qualitative disclosure about the rate reconciliation.

The amendments in this Update require that all entities disclose on an annual basis the amount of income taxes paid (net of refunds received) disaggregated (1) by federal (national), state, and foreign taxes and (2) by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received).

This Update also includes certain other amendments to improve the effectiveness of income tax disclosures, such as requiring that all entities disclose the following information:

1.	Income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign.
2.	Income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign.

The amendments in this ASU require a cumulative-effect adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets) as of the beginning of the annual reporting period in which an entity adopts the amendments. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its consolidated financial statements and related disclosures. This amendment will go into effect for annual periods beginning after December 15, 2024.

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

The transaction was accounted for separately from acquisition accounting for the Eyce business combination. Specifically, we recorded a gain of approximately $0.3 million, respectively, within “other income (expense), net” in our consolidated statement of operations and comprehensive income for the year ended December 31, 2022 to write-off the balance of the Eyce 2022 Contingent Payment. Also, we recorded approximately $1.3 million in compensation expense related to the Amended 2022 Contingent Payment within “salaries, benefits and payroll taxes” in our consolidated statement of operations and comprehensive income for the year ended December 31, 2022.

The April 2, 2023 and July 1, 2023 payments were paid timely, the remaining payments which were not paid timely have rolled into the Synergy Imports, LLC Bridge Loan and is included in the additionally deferred amounts under that Loan.

VIBES Sale

On July 19, 2022, Warehouse Goods entered into the Sale Agreement with Portofino to sell the Company’s 50% stake in VIBES Holdings LLC for total consideration of $4.6 million in cash. The transactions contemplated by the Sale Agreement were completed on July 19, 2022, immediately following the signing of the Sale Agreement. In conjunction with and as a result of the disposition of and deconsolidation of our interest in VIBES Holdings LLC, we recorded a gain of $2.0 million for the year ended December 31, 2022, which is included as an offset in “general and administrative expenses” in our consolidated statements of operations and comprehensive loss, as well as a reduction to non-controlling interest on our consolidated balance sheet as of December 31, 2022 of $1.8 million. In conjunction with the Sale Agreement, we returned inventory to VIBES with a carrying value of approximately $2.4 million.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The carrying amounts for certain of our financial instruments, including cash, accounts receivable, accounts payable and certain accrued expenses and other assets and liabilities, approximate fair value due to the short-term nature of these instruments.

As of December 31, 2023 and 2022, we had contingent consideration that is required to be measured at fair value on a recurring basis.

Our financial instruments measured at fair value on a recurring basis were as follows at the dates indicated:

	Consolidated Balance Sheet	Fair Value at December 31, 2023
(in thousands)	Caption	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration - current	Accrued expenses and other current liabilities	$—	$—	$1,000	$1,000
Total Liabilities		$—	$—	$1,000	$1,000

	Consolidated Balance Sheet	Fair Value at December 31, 2022
(in thousands)	Caption	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration - current	Accrued expenses and other current liabilities	$—	$—	$2,738	$2,738
Total Liabilities		$—	$—	$2,738	$2,738

There were no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy during the years ended December 31, 2023 and 2022.

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

Beginning with the second quarter of 2022, we discontinued hedge accounting for the interest rate swap contract. During the year ended December 31, 2022, we recorded a gain of approximately $0.1 million based on the change in fair value of the interest rate swap contract within “interest expense” in our consolidated statement of income and comprehensive loss. During the second quarter of 2022, we also reclassified the related accumulated other comprehensive income balance of $0.3 million to “interest expense” in our consolidated statement of income and comprehensive loss. Refer to “Note 8 - Supplemental Financial Information” for further details on the components of accumulated other comprehensive income (loss) for the year ended December 31, 2022, respectively.

The unrealized loss on the derivative instrument prior to the discontinuation of hedge accounting was included within “Other comprehensive income (loss)” in our consolidated statement of operations and comprehensive loss. There was no measure of hedge ineffectiveness and no reclassifications from other comprehensive loss into interest expense for the year ended December 31, 2022, respectively. In August 2022, we terminated the interest swap contract.

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

A reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2023 and 2022 is as follows:

(in thousands)	Contingent Consideration
Balance, December 31, 2021	$6,857
Eyce 2021 Contingent Payment settlement in Class A common stock	(875)
Eyce 2021 Contingent Payment settlement in cash	(875)
DaVinci 2021 Contingent Payment settlement in Class A common stock	(2,611)
Write-off of Eyce 2022 Contingent Payment in conjunction with the Amended Eyce APA	(267)
Loss from fair value adjustments included in results of operations	509
Balance, December 31, 2022	$2,738
Cash payments for earn contingent consideration	(350)
Transfer to notes payable	(1,650)
Loss from fair value adjustments included in results of operations	262
Balance, December 31, 2023	$1,000

Equity Securities Without a Readily Determinable Fair Value

Our investment in equity securities without readily determinable fair value consist of ownership interests in Airgraft Inc., Sun Grown Packaging, LLC (“Sun Grown”) and VIVA. We determined that our ownership interests do not provide us with significant influence over the operations of these investments. Accordingly, we account for our investments in these entities as equity securities.

Airgraft Inc., Sun Grown, and VIVA are private entities and their equity securities do not have a readily determinable fair value. We elected to measure these security under the measurement alternative election at cost minus impairment, if any, with adjustments through earnings for observable price changes in orderly transactions for the identical or similar investment of the same issuer. We acquired our investments in Sun Grown and VIVA as part of our merger with KushCo, which we completed in August 2021. We did not identify any fair value adjustments related to these equity securities during the years ended December 31, 2023 and 2022.

As of December 31, 2023 and 2022, the carrying value of our investment in equity securities without a readily determinable fair value was approximately $1.9 million, included within “Other assets” in our consolidated balance sheets. The carrying value included a fair value adjustment of $1.5 million based on an observable price change recognized during the year ended December 31, 2019.

NOTE 5. LEASES

Greenlane as a Lessee

As of December 31, 2023, we had facilities financed under operating leases consisting of warehouses, offices, and a retail store, with lease term expirations between 2023 and 2027. Lease terms are generally three to seven years for warehouses, office space and our retail store location. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

During the year ended December 31, 2022, we took steps to reduce our operational footprint and we continue to optimize our distribution network, transitioning to a more streamlined network with fewer, centrally-located, highly automated facilities. We successfully transferred, subleased or terminated our office leases for our Cypress, CA, Hermosa Beach, CA, France and China locations. We also successfully transferred, subleased or terminated our retail leases for our Amsterdam, Netherlands, Barcelona, Spain, and Malibu, California locations.

On November 3, 2022, we entered into that certain Lease Termination Agreement, dated as of October 31, 2022 solely for reference purposes (the “Lease Termination Agreement”), by and between us and Warland Investments Company (the “Landlord”), which provided for the termination of our lease at 6261 Katella Avenue in Cypress, California (collectively, the “Lease Termination”). Pursuant to the terms of the Lease Termination Agreement, we agreed to pay a fee of approximately $0.5 million as an early termination fee in consideration for the Landlord agreeing to terminate all of our remaining obligations under the Cypress lease.

The following table provides details of our future minimum lease payments under operating lease liabilities recorded in our consolidated balance sheet as of December 31, 2023. The table below does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

(in thousands)	Operating Leases
2024	$914
2025	942
2026	81
2027	—
2028 and thereafter	—
Total minimum lease payments	$1,937
Less: imputed interest	61
Present value of minimum lease payments	1,876
Less: current portion	866
Long-term portion	$1,010

Rent expense under operating leases was approximately $1.4 million and $3.6 million for the years ended December 31, 2023 and 2022, respectively.

The following expenses related to our operating leases were included in “general and administrative expenses” within our consolidated statements of operations and comprehensive loss:

	For the year ended December 31,
(in thousands)	2023	2022
Operating lease cost	$1,613	$2,735
Variable lease cost	461	837
Total lease cost	$2,074	$3,572

The table below presents the terms and discount rates of the Company’s operating leases as of December 31:

	2023	2022
Weighted average remaining lease terms	1.9 years	2.5 years
Weighted average discount rate	2.2%	2.2%

NOTE 6. DEBT

Our debt balance, excluding operating lease liabilities and finance lease liabilities, consisted of the following amounts at the dates indicated:

	As of December 31,
(in thousands)	2023	2022
Asset-Based Loan	$—	$15,000
DaVinci Promissory Note	—	2,538
Eyce Promissory Note	—	647
Future Receivables Financing	2,174	—
Secured Bridge Loan	5,109	—
	7,283	18,185
Less unamortized debt issuance costs	—	(1,960)
Less current portion of debt	(7,283)	(3,185)
Debt, net, excluding operating and finance leases and liabilities	$—	$13,040

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

In September 2022, 1095 Broken Sound consummated the previously disclosed transactions contemplated by that certain Purchase and Sale Agreement, dated as of August 16, 2022, by and between 1095 Broken Sound and ACS 1095 LLC (“the HQ Purchaser”) whereby 1095 Broken Sound agreed to sell a certain parcel of real estate including the our headquarters building to the HQ Purchaser for total proceeds of $9.6 million in cash. On the Closing Date, the Company used a portion of the proceeds from the HQ Transaction to repay the remainder of the Real Estate Note in full. There was no remaining balance related to the Real Estate Note on our consolidated balance sheet as of December 31, 2023 or 2022.

Asset-Based Loan

On August 9, 2022, we entered into an asset-based loan pursuant to that certain Loan and Security Agreement (the “Asset-Based Loan Agreement”), dated as of August 8, 2022, by and among the Company, certain subsidiaries of the Company (the “Guarantors”), the parties thereto from time to time as lenders (the “Lenders”), and WhiteHawk Capital Partners LP, as the agent for the Lenders (the “Asset Based Loan” or “Line of Credit”).

Pursuant to the Asset-Based Loan Agreement, the Lenders agreed to make available to us a term loan of up to $15.0 million on the terms and conditions set forth therein and the other Financing Agreements (as defined therein). As of December 31, 2022, of the total term loan amount, $5.7 million was located in a blocked account, which was classified as “restricted cash” on our consolidated balance sheet, and which released the funds when permitted by the borrowing base certificate. Subject to certain exceptions described in the Asset-Based Loan Agreement, the Company and the Guarantors agreed to pledge all of their assets as collateral. The maturity date of the Asset-Based Loan is the third anniversary of the Closing Date (the “Maturity Date”).

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

The Asset-Based Loan accrued interest at the prime rate plus 8.0%, and interest payments were due monthly. Based on the original terms, beginning with the fiscal quarter ending September 30, 2023, and for each fiscal quarter thereafter until the Maturity Date, quarterly payments of $0.3 million would be due, with a final payment of all remaining outstanding principal and accrued interest due on the Maturity Date.

On February 9, 2023, we entered into Amendment No. 2 to the Asset-Based Loan Agreement, pursuant to which we agreed to, among other things, to voluntarily prepay approximately $6.6 million (inclusive of early termination fees and expenses) under the terms provided for under the Asset-Based Loan Agreement and the lenders under the Asset-Based Loan Agreement agreed to release $5.7 million in funds held in a blocked account pursuant to the terms of the Asset-Based Loan Agreement. Amendment No.2 to the Asset-Based Loan Agreement also provided that we would make additional prepayments upon the occurrence of certain specified asset sales by the Company.

On August 7, 2023, we repaid the approximately $4.3 million in aggregate principal amount (the “Loan Repayment”) which remained outstanding under the terms of the Asset-Based Loan Agreement. As a result of the Loan Repayment, the Company has been released from its obligations under the Asset-Based Loan Agreement, in accordance with the terms of the Asset-Based Loan Agreement.

DaVinci Promissory Note

In November 2021, one of the Operating Company’s wholly-owned subsidiaries financed the acquisition of DaVinci through the issuance of an unsecured promissory note (the “DaVinci Promissory Note”) in the principal amount of $5.0 million. Principal payments plus accrued interest at a rate of 4.0% were due quarterly through October 2023.

Eyce Promissory Note

In March 2021, one of the Operating Company’s wholly-owned subsidiaries financed a portion of the consideration of the acquisition of Eyce through the issuance of an unsecured promissory note (the “Eyce Promissory Note”) in the principal amount of $2.5 million. Principal payments plus accrued interest at a rate of 4.5% are due quarterly through April 2023. As of December 31, 2023, the Eyce Promissory Note was repaid in full, and there was no remaining balance on our condensed consolidated balance sheet.

Future Receivables Financings

On July 31, 2023 and August 3, 2023, the Company received an aggregate of approximately $3.0 million in cash pursuant to the terms of future receivables financings (collectively, the “Future Receivables Financings”) entered into with two private lenders. The Company will make weekly payments under the Future Receivables Financings and is scheduled to repay the amounts due under the Future Receivables Financings in full in approximately six to eight months. The total amount to be repaid under the initial Future Receivables Financings was approximately $4.5 million. In connection with the Future Receivables Financings, the Company granted the lenders security interests in Company’s accounts receivable equal to the amounts due thereunder, and in connection with any event of default, the lenders may file financing statements evidencing the security interests.

Secured Bridge Loan

On September 22, 2023, the Company entered into a secured loan pursuant to a Loan and Security Agreement (the “September 2023 Loan Agreement”), dated as of September 22, 2023 with Synergy Imports, LLC (the “Secured Bridge Loan Lender”).

Pursuant to the September 2023 Loan Agreement, the Secured Bridge Loan Lender agreed to make available to the Company a six-month bridge loan of $2.2 million in new funds. Additionally, the Secured Bridge Loan Lender agreed to defer payments totaling $2,028,604 already owed by the Company under existing payment obligations and potentially defer up to an additional $2,655,778 which may become due pursuant to existing agreements during the term of the September 2023 Loan Agreement.

Subject to certain exceptions, the Company agreed to pledge all of its assets, with the exception of deposit accounts and accounts receivable, as collateral. Additionally, the Company agreed to transfer one US patent and two related foreign patents and a related trademark in exchange for an exclusive license back of such assets in the area of smoking products and accessories in connection with the September 2023 Loan Agreement.

Future Minimum Principal Payments

The following table summarizes future scheduled minimum principal payments of debt at December 31, 2023. Future debt principal payments are presented based upon the stated maturity dates in the respective debt agreement.

	Year Ending December 31,
(in thousands)	2024	2025	2026	2027	2028	Total
Asset-Based Loan	$—	$—	$—	$—	$—	$—
DaVinci Promissory Note	—	—	—	—	—	—
Eyce Promissory Note	—	—	—	—	—	—
Future Receivables Financing	2,174	—	—	—	—	2,174
Secured Bridge Loan	5,109	—	—	—	—	5,109
Total	$7,283	$—	$—	$—	$—	$7,283

NOTE 7. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In the ordinary course of business, we are involved in various legal proceedings involving a variety of matters. We do not believe there are any pending legal proceedings that will have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. We have not taken any reserves for litigation for the year ended December 31, 2023.

Other Contingencies

We are potentially subject to claims related to various non-income taxes (such as sales, value added, consumption, and similar taxes) from various tax authorities, including in jurisdictions in which we already collect and remit such taxes. If the relevant taxing authorities were successfully to pursue these claims, we could be subject to significant additional tax liabilities.]

See “Note 5—Leases” for details of our future minimum lease payments under operating lease liabilities. See “Note 11—Incomes Taxes” for information regarding income tax contingencies.

NOTE 8. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

ERC Sale

As of December 31, 2022, we had recorded an Employee Retention Credit (“ERC”) receivable of $4.9 million within “Other current assets” on our consolidated balance sheets, and a corresponding amount was included in “Other income (expense), net” in our consolidated statement of operations and comprehensive loss for the year ended December 31, 2022. On February 16, 2023, two of Greenlane Holdings, Inc.’s subsidiaries, Warehouse Goods LLC and Kim International LLC (collectively, the “Company”), entered into an agreement with a third-party institutional investor pursuant to which the investor purchased, for approximately $4.9 million in cash, an economic participation interest, at a discount, in all of the Company’s rights to payment from the United States Internal Revenue Service with respect to the employee retention credits filed by the Company under the ERC program.

Property and Equipment, net

The following is a summary of our property and equipment, at costs less accumulated depreciation and amortization:

		As of December 31,
(in thousands)	Estimated useful life	2023	2022
Furniture, equipment and software	3 - 7 years	$8,570	$7,492
Personal property	5 years	—	—
Leasehold improvements	Lesser of lease term or 5 years	51	104
Building	39 years	—	—
Land		—	—
Land improvements	15 years	—	—
Work in process		411	679
		9,032	8,275
Less: accumulated depreciation		6,556	4,313
Property and equipment, net		$2,476	$3,962

Depreciation expense for property and equipment for the years ended December 31, 2023 and 2022 was approximately $2.2 million and $3.3 million, respectively.

Intangible Assets, Net

Identified intangible assets consisted of the following at the dates indicated below:

	As of December 31, 2022
	Gross carrying amount	Accumulated amortization	Impairment Charge	Carrying value	Estimated useful life
	(in thousands)
Design libraries	$8,710	$(1,010)	$(7,700)	$—	7-15 years
Trademarks and tradenames	6,915	(3,361)	(3,554)	—	5-15 years
Customer relationships	43,628	(4,666)	(38,962)	—	5-15 years
Other intangibles	753	(275)	(478)	—	5-15 years
Total finite-lived intangibles	60,006	(9,312)	(50,694)	—
Trademarks	29,500	—	(29,500)	—	Indefinite
Total indefinite-lived intangibles	29,500	—	(29,500)	—
	$89,506	$(9,312)	$(80,194)	$—

We evaluated goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter of each year and at interim dates if indicators of impairment exist. Due to declines in the Company’s stock price as well as changes to our estimates and assumptions of the expected future cash flows, management concluded that a triggering event occurred in the third quarter of 2022, based upon which we recorded an impairment charge related to our indefinite-lived intangible assets of $24.9 million. During the fourth quarter of 2022, we further concluded that the remaining $4.6 million balance of indefinite-lived intangibles was impaired. Based upon these assessments, we recorded a total impairment charge related to indefinite-lived intangibles of $29.5 million for the year ended December 31, 2022. We also recorded an impairment charge related to our goodwill balance, as described further below.

We did not acquire any additional intangible assets during the years ended December 31, 2023 and 2022. .

Amortization expense for intangible assets was approximately $0 million and $4.4 million for the years ended December 31, 2023 and 2022, respectively.

Goodwill

We evaluated goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter of each year and at interim dates if indicators of impairment exist. Goodwill was assessed for impairment at the reporting unit level. Due to declines in the Company’s stock price as well as changes to our estimates and assumptions of the expected future cash flows of our Consumer Goods and Industrial Goods reporting units, management concluded that a triggering event occurred in the third quarter of 2022, requiring a quantitative impairment test of our goodwill for both of our reporting units. Based on this assessment, we concluded that the fair value of each of our two reporting units was below their respective carrying value, and goodwill was fully impaired for both reporting units during the year ended December 31, 2022.

Other Current Assets

The following table summarizes the composition of other current assets as of the dates indicated:

	As of December 31,
(in thousands)	2023	2022
Other current assets:
Employee retention credit (ERC) receivable	$—	$4,854
VAT refund receivable (Note 2)	78	143
Prepaid expenses	1,207	1,293
Indemnification receivable, net	7	736
Customs bonds	1,229	1,378
Other	798	2,716
	$3,319	$11,120

Accrued Expenses and Other Current Liabilities

The following table summarizes the composition of accrued expenses and other current liabilities as of the dates indicated:

	As of December 31,
(in thousands)	2023	2022
Accrued expenses and other current liabilities:
VAT payable (including amounts related to VAT matter described in Note 2)	$313	$2,809
Contingent consideration	1,000	2,738
Accrued employee compensation	861	3,812
Amended Eyce APA	—	430
Accrued expenses	499	818
Refund liability (including accounts receivable credit balances)	68	329
Accrued construction in progress (ERP)	—	170
Sales tax payable	315	578
Other	—	198
	$3,056	$11,882

Customer Deposits

For certain product offerings, we may receive a deposit from the customer (generally 25% - 50% of the total order cost, but the amount can vary by customer contract), when an order is placed by a customer. We typically complete orders related to customer deposits within one to six months from the date of order, depending on the complexity of the customization and the size of the order, but the order completion timeline can vary by product type and terms of sale with each customer. Changes in our customer deposits liability balance during the year ended December 31, 2023 and 2022, respectively, were as follows:

(in thousands)	Customer Deposits
Balance as of December 31, 2021	$7,924
Increases due to deposits received, net of other adjustments	12,016
Revenue recognized	(15,957)
Balance as of December 31, 2022	$3,983
Increases due to deposits received, net of other adjustments	4,191
Customer Overpayments	220
Revenue recognized	(5,619)
Balance as of December 31, 2023	$2,775

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) for the periods presented were as follows:

(in thousands)	Foreign Currency Translation	Unrealized Gain or (Loss) on Derivative Instrument	Total
Balance at December 31, 2021	$282	$42	$324
Other comprehensive income (loss)	(211)	358	147
Less: Reclassification adjustment for (gain) loss included in net loss (Note 4)	—	(332)	(332)
Less: Other comprehensive (income) loss attributable to non-controlling interest	(16)	(68)	139
Balance at December 31, 2022	$55	$—	$55
Other comprehensive income (loss)	190	—	190
Less: Other comprehensive (income) loss attributable to non-controlling interest	—	—	—
Balance at December 31, 2023	$245	$—	$245

Supplier Concentration

Our four largest vendors accounted for an aggregate of approximately 25.3% and 57.4% of our total purchases for the years ended December 31, 2023 and 2022, respectively We expect to maintain our relationships with these vendors.

Related Party Transactions

Nicholas Kovacevich, our former Chief Corporate Development Officer owns capital stock of Blum Holdings Inc. (“Blum”) and serves on the Blum board of directors. Net sales to Blum totaled approximately $0.4 million for the ended December 31, 2022. Total accounts receivable due from Blum were approximately $0.4 million as of December 31, 2023 and 2022, respectively. On February 8, 2023, we filed a lawsuit against Blum in Superior Court of California, Orange County, seeking to compel the repayment of Blum’s open balance due to us. As of the date of these financial statements were available to be issued, there has been a judgement received in favor of the Company.

Three individuals who were employees of the Company at the time are principals in Synergy Imports, LLC the Lender on the Secured Bridge Loan taken out on September 22, 2023, however, none are executive officers or directors of the Company.

Adam Schoenfeld, co-founder and a former director of the Company, has a significant ownership interest in one of our customers, Universal Growing. Net sales to Universal Growing were approximately less than $0.1 million for the year ended December 31, 2022. Total gross accounts receivable due from Universal Growing as of December 31, 2023 and 2022 were de minimis.

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

On July 19, 2022, Warehouse Goods entered into a Membership Interest Purchase Agreement and supporting documents (collectively, the “Sale Agreement”) with Portofino Partners LLC (“Portofino”) to sell the Company’s 50% stake in VIBES Holdings LLC for total consideration of $4.6 million in cash. The transactions contemplated by the Sale Agreement were completed on July 19, 2022, immediately following the signing of the Sale Agreement. Portofino is an entity partially controlled by Adam Schoenfeld. The Sale Agreement was approved by the affirmative vote of a majority of the disinterested members of the Board and the audit committee of the Board in accordance with the Company’s related party transactions policy. In addition, $2.4 million was transferred to Portofino.

Renah Persofsky, a director of the Company, is a member of the board of directors of Tilray Brands, Inc. (“Tilray”). Net sales to Tilray totaled approximately $2.2 million, for the year ended December 31, 2022, respectively.

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

Effective August 9, 2022, we completed a one-for-twenty reverse stock split (the “2022 Reverse Stock Split”) of our issued and outstanding shares of Class A common stock and Class B common stock (collectively, the “Common Stock”), as further described in “Note 2 - Summary of Significant Accounting Policies.” As a result of the 2022 Reverse Stock Split, every 20 shares of Common Stock issued and outstanding were converted into one share of Common Stock. We paid cash in lieu of fractional shares, and accordingly, no fractional shares were issued in connection with the 2022 Reverse Stock Split.

Effective June 5, 2023, we completed a one-for-10 reverse stock split (the “2023 Reverse Stock Split” and together with the 2022 Reverse Stock Split, the “Reverse Stock Splits”) of our issued and outstanding shares of Common Stock, as further described in “Note 2 - Summary of Significant Accounting Policies.” As a result of the 2023 Reverse Stock Split, every 10 shares of Common Stock issued and outstanding were converted into one share of Common Stock. We paid cash in lieu of fractional shares, and accordingly, no fractional shares were issued in connection with the 2023 Reverse Stock Split.

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

At-the-Market Equity Offering

In August 2021, we established an “at-the-market” equity offering program (the “ATM Program”) that provided for the sale of shares of our Class A common stock having an aggregate offering price of up to $50 million, from time to time, through Cowen and Company, LLC (“Cowen”), as the sales agent.

Sales of our Class A common stock under the ATM Program were made by means of transactions that are deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act, including sales made directly on the Nasdaq Capital Market or sales made to or through a market maker or through an electronic communications network.

Shares of our Class A common stock were issued pursuant to our shelf registration statement on Form S-3 (File No. 333-257654), and a prospectus supplement relating to the Class A common stock that was filed with the Securities and Exchange Commission on April 18, 2022.

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

Due to the untimely filing of certain of our Quarterly and Annual Reports, we are unable to issue additional shares of Class A common stock pursuant to the ATM Program or otherwise use the Shelf Registration Statement, which will limit our liquidity options in the capital markets.

The table below summarizes sales of our Class A common stock under the ATM program:

($ in thousands)	August 2021 (Inception) through December 31, 2023
Class A shares sold*	97,262
Gross proceeds	$12,684
Fees paid to sales agent	$381
Net proceeds	$12,303

*	After giving effect to the Reverse Stock Splits.

Common Stock and Warrant Offerings

June 2022 Offering

On June 27, 2022, we entered into a securities purchase agreement with an accredited investor, pursuant to which we agreed to issue and sell an aggregate of 585,000 shares of our Class A common stock, pre-funded warrants to purchase up to 495,000 shares of our Class A common stock (the “June 2022 Pre-Funded Warrants”) and warrants to purchase up to 1,080,000 shares of our Class A common stock (the “June 2022 Standard Warrants” and, together with the June 2022 Pre-Funded Warrants, the “June 2022 Warrants”), in a registered direct offering (the “June 2022 Offering”). The shares of Class A common stock and June 2022 Warrants were sold in Units (the “June 2022 Units”), with each unit consisting of one share of Class A common stock or a June 2022 Pre-Funded Warrant and a June 2022 Standard Warrant to purchase one share of our Class A common stock. The June 2022 Units were offered pursuant to the Shelf Registration Statement. The June 2022 Standard Warrants are exercisable six months from the date of issuance at an exercise price equal to $5.00 per share of Class A common stock for a period of five years. Each June 2022 Pre-Funded Warrant was exercisable immediately with no expiration date for one share of Class A common stock at an exercise price of $0.002. The June 2022 Offering generated gross proceeds of approximately $5.4 million and net proceeds to the Company of approximately $5.0 million.

All June 2022 Pre-Funded Warrants were exercised in July 2022, based upon which we issued an additional 495,000 shares of our Class A common stock, for de minimis net proceeds.

October 2022 Offering

On October 27, 2022, we entered into securities purchase agreements with certain investors, pursuant to which we agreed to issue and sell an aggregate of 695,555 shares of our Class A common stock, pre-funded warrants to purchase up to 137,778 shares of our Class A common stock (the “October 2022 Pre-Funded Warrants”) and warrants to purchase up to 1,666,667 shares of our Class A common stock (the “October 2022 Standard Warrants”). The October 2022 units each consisted of one share of Class A common stock or a October 2022 Pre-Funded Warrant and two October 2022 Standard Warrants to purchase one share of our Class A common stock. The October 2022 units were offered pursuant to the S-1 Registration Statement. The October 2022 Standard Warrants are exercisable immediately at an exercise price equal to $0.90 per share of Class A common stock for a period of seven years. Each October 2022 Pre-Funded Warrant is exercisable immediately with no expiration date for one share of Class A common stock at an exercise price of $0.0001. The October 2022 Offering generated gross proceeds of approximately $7.5 million and net proceeds to the Company of approximately $6.8 million.

All October 2022 Pre-Funded Warrants were exercised in November 2022, based upon which we issued an additional 137,778 shares of our Class A common stock, for de minimis net proceeds.

July 2023 Offering

On June 29, 2023, we entered into securities purchase agreements with certain investors, pursuant to which we agreed to issue and sell an aggregate of 560,476 shares of our Class A common stock, pre-funded warrants to purchase up to 3,487,143 shares of our Class A common stock (the “July 2023 Pre-Funded Warrants”) and warrants to purchase up to 8,095,238 shares of our Class A common stock (the “July 2023 Standard Warrants”). The July 2023 units each consisted of one share of Class A common stock or a July 2023 Pre-Funded Warrant and two July 2023 Standard Warrants to purchase one share of our Class A common stock. The July 2023 units were offered pursuant to an effective Registration Statement on Form S-1. The July 2023 Standard Warrants are exercisable immediately at an exercise price equal to $1.05 per share of Class A common stock for a period of five years. Each July 2023 Pre-Funded Warrant is exercisable immediately with no expiration date for one share of Class A common stock at an exercise price of $0.0001. The July 2023 Offering generated gross proceeds of approximately $4.3 million and net proceeds to the Company of approximately $3.9 million.

As of the date of this Annual Report on Form 10-K, all July 2023 Pre-Funded Warrants have been exercised, based upon which we issued an additional 1,911,000 shares of our Class A common stock subsequent to year end, for de minimis net proceeds.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of our Class A common stock is as follows (in thousands, except per share amounts):

	For the year ended December 31,
(in thousands, except per share data)	2023	2022
Numerator:
Net loss	$(32,325)	$(182,226)
Less: Net loss attributable to non-controlling interests	150	(12,717)
Plus: Deemed Dividend on “October 2022 Standard Warrants”	(388)	-
Net loss attributable to Class A common stockholders	$(32,563)	$(169,509)
Denominator:
Weighted average shares of Class A common stock outstanding*	3,993	753
Net loss per share of Class A common stock - basic and diluted*	$(8.16)	$(22.51)

*	After giving effect to the Reverse Stock Splits.

The July 2023 Pre-Funded Warrants were included in the weighted-average in the computation of basic net loss per share of Class A common stock for the year ended December 31, 2023, beginning with their issuance date, as their stated exercise price of $0.001 was non-substantive and their exercise was virtually assured.

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

For the years ended December 31, 2023 and 2022, respectively, shares of Class B common stock and stock options and warrants to purchase Class A common stock were excluded from the weighted-average in the computation of diluted net loss per share of Class A common stock because the effect would have been anti-dilutive.

Shares of our Class B common stock do not share in our earnings or losses and are therefore not participating securities. As such, separate calculations of basic and diluted net loss per share for each of our Class B common stock under the two-class method have not been presented for the years ended December 31, 2023 and 2022, all Common Units of the Operating Company and Class B common stock had been exchanged for Class A common stock, and we owned 100.0% of the economic interests in the Operating Company as of December 31, 2023 and 2022.

NOTE 10. COMPENSATION PLANS

Amended and Restated 2019 Equity Incentive Plan

In April 2019, we adopted the 2019 Equity Incentive Plan (the “2019 Plan”). In August 2021, we adopted, and our shareholders approved, the Amended and Restated 2019 Equity Incentive Plan (the “Amended 2019 Plan”), which amends and restates the 2019 Plan in its entirety. At our 2022 Annual Meeting of Stockholders on August 4, 2022, stockholders approved the Second Amended and Restated 2019 Equity Incentive Plan (the “Second Amended 2019 Plan”) which, among other things, increased the number of shares of Class A common stock authorized for issuance under the Amended 2019 Plan. Following the effect of the Reverse Stock Splits, the total number of shares of Class A common stock authorized for issuance is 110,000 shares as of December 31, 2023.

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

On June 2, 2023, the Company’s stockholders approved a third amendment and restatement of the 2019 Plan (the “Third Amended Plan”). The Third Amended Plan, among other things, increases the number of shares of Class A common stock authorized for issuance under the Second Amended 2019 Plan by 209,862 shares to an aggregate of 319,862 shares. As of the date of this Annual Report on Form 10-K, we have not filed a Registration Statement on Form S-8 with the Securities and Exchange Commission to register the additional shares authorized under the Third Amended Plan.

Equity-Based Compensation Expense

Equity-based compensation expense is included within “salaries, benefits and payroll taxes” in our consolidated statements of operations and comprehensive loss. We recognized equity-based compensation expense as follows:

	For the year ended December 31,
(in thousands)	2023	2022
Stock options - Class A common stock	$36	$1,098
Restricted shares - Class A common stock	37	517
Restricted stock units (RSUs) - Class A common stock	—	11
Total equity-based compensation expense	$73	$1,626

During the year ended December 31, 2022, we granted an aggregate of 129,106 options to our directors and certain employees. The stock options were granted with exercise prices ranging from $2.52 per share to $20.00 per share, and vesting periods ranging from three months to four years. There were no options granted during the year ended December 31, 2023.

Total remaining unrecognized compensation expense as of December 31, 2023 was as follows:

	Remaining Unrecognized Compensation Expense December 31, 2023	Weighted Average Period over which Remaining Unrecognized Compensation Expense is Expected to be Recognized
	(in thousands)	(in years)
Stock options - Class A common stock	$—	0
Restricted shares - Class A common stock	19	0.85
Total remaining unrecognized compensation expense	$19

The fair value of the stock option awards granted during the year ended December 31, 2022 was determined on the grant date using the Black-Scholes valuation model based on the following ranges of weighted-average assumptions:

Expected volatility (1)	100% - 100%
Expected dividend yield (2)	—
Expected term (3)	5.88 - 6.05 years
Risk-free interest rate (4)	1.62% - 3.31%

(1)	Expected volatility is based on the historical volatility of a selected peer group over a period equivalent to the expected term.

(2)	We assumed a dividend yield of zero as management has no plans to declare dividends in the foreseeable future.

(3)	Expected term represents the estimated period of time until an award is exercised and was determined using the simplified method.

(4)	The risk-free rate is an interpolation of yields on U.S. Treasury securities with maturities equivalent to the expected term.

A summary of stock option activity for the years ended December 31, 2023 and 2022 is as follows:

	Stock Options
	Number of Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2021	265,947	$71.80
Granted	129,106	9.34
Exercised	—	—
Forfeited	(167,201)	17.59
Outstanding as of December 31, 2022	227,852	$58.88
Granted	—	—
Exercised	—	—
Forfeited	(83,044)	—
Outstanding as of December 31, 2023	144,808	$57.64

The weighted-average grant date fair value of options granted for the year ended December 31, 2022 was $9.34. The total fair value of stock options vested during the years ended December 31, 2023 and 2022 was approximately $0.1 million and $2.1 million, respectively.

401(k) Plan

Our 401(k) Plan is a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating U.S. employees may defer a portion of their pre-tax earnings, up to the U.S. Internal Revenue Service annual contribution limit ($23,000 for calendar year 2023). Participants are eligible to receive a matching contribution from us of 100% of the first 3% and 50% of the next 2% of contributions. Matching contributions, other than safe-harbor contributions, vest 33% per year and are 100% vested after three years of service. Safe-harbor matching contributions are 100% vested as of the date of the contribution.

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

The Company’s United States and foreign operations components of income (loss) from continuing operations before income taxes are as follows:

	For the year ended December 31,
(in thousands)	2023	2022
United States	$(30,325)	$(172,997)
Foreign	$(2,000)	$(9,242)
Total	$(32,325)	$(182,239)

Income Tax Expense

The income tax (benefit) expense for the years ended December 31, 2023 and 2022 consisted of the following:

	For the year ended December 31, 2023				For the year ended December 31, 2022
(in thousands)	Federal	Foreign	State	Total	Federal	Foreign	State	Total
Current tax (benefit) expense
Current year	$—	$—	$—	$—	$—	$(13)	$—	$(13)
Total current year	—	—	—	—	—	(13)	—	(13)
Deferred tax (benefit) expense
Current year	(5,991)	(500)	(1,798)	(8,289)	(31,475)	(2,311)	(10,368)	(44,154)
Change in valuation allowance	5,743	500	1,219	7,462	36,867	2,311	13,523	52,701
Change in tax rate	—	—	780	780	72	—	(344)	(272)
Tax conversion of Operating Company	—	—	—	—	2,990	—	1,022	4,012
Up-C consolidation	—	—	—	—	(10,097)	—	(3,440)	(13,537)
KushCo merger or true ups	248	—	(201)	47	1,643	—	(393)	1,250
Total deferred tax (benefit) expense	—	—	—	—	—	—	—	—
Income tax (benefit) expense	$—	$—	$—	$—	$—	$(13)	$—	$(13)

A reconciliation of the income tax (benefit) expense computed at the U.S. federal statutory income tax rate to the income tax expense recognized is as follows:

	For the year ended December 31,
(in thousands)	2023	2022
Expected federal income tax (benefit) expense at statutory rate	$(6,788)	$(38,270)
State tax expense, net of federal benefit	(1,605)	(8,688)
Loss attributable to non-controlling interests	4	2,121
Change in valuation allowance	7,462	52,701
Tax conversion of Operating Company	—	4,012
Up-C consolidation	—	(13,537)
KushCo merger	—	1,250
Change in tax rates		—
Prior year true-ups	227	—
Other, net	700	398
Income tax (benefit) expense	$—	$(13)

Deferred Tax Assets and Liabilities

The components of deferred tax assets and liabilities were as follows:

	As of December 31,
(in thousands)	2023	2022
Deferred tax assets:
Goodwill and other intangible assets	$36,018	$36,841
Fixed assets	943	1,590
Inventory	2,854	5,858
Allowance for doubtful accounts	833	833
Operating lease liability	164	862
Equity-based compensation	2,576	2,576
Business interest carryforward	6,897	5,342
Net operating loss carryforwards	67,667	57,136
Other	411	576
Total deferred tax assets	118,363	111,614
Valuation allowance	(118,262)	(110,799)
Net deferred tax assets	101	815
Deferred tax liability:
Right of use assets	(101)	(815)
Basis difference in investment in the Operating Company	—	—
Total deferred tax liabilities	(101)	(815)
Net deferred tax assets and liabilities	$—	$—

We had approximately $240.2 million of Federal net operating loss carryforwards, of which approximately $9.8 million expire in 2038, and the remainder are not subject to expiration. Their utilization is limited to 80% of our future taxable income. We also had approximately $235.0 of State net operating loss carryforwards that begin expiring in 2038, $14.9 million of Dutch net operating loss carryforwards that begin expiring in 2029, and $0.2 million Canadian net operating loss carryforwards that begin expiring in 2026. Their utilization is limited to our future taxable income. We have not completed our evaluation of NOL utilization limitations under Internal Revenue Code, as amended (the “Code”) Section 382, change in ownership rules. Due to the fact that there is a full valuation allowance and losses being generated in the current year, any limitation based on the code would not have a material impact on the net deferred tax asset balance. In addition, the deduction for business interest is limited to 30 percent of taxable income (the “Section 163(j) limitation”). The interest that is not deductible due this limitation is carried forward to subsequent years and subject to the next years Section 163(j) limitation. At December 31, 2023 we had $26.2 million of business interest carryforwards, which includes $17.6 million from the KushCo merger. The utilization of the business interest carryforward from the KushCo merger may be further limited by the application of the Section 382 rules.

During the years ended December 31, 2023 and 2022, respectively, management performed an assessment of the realizability of our deferred tax assets based upon which management determined that it is not more likely than not that the results of operations will generate sufficient taxable income to realize portions of the net operating loss benefits. Consequently, we established a full valuation allowance against our deferred tax assets and reflected a carrying balance of $0 as of December 31, 2023 and 2022, respectively. In the event that management determines that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance will be made, which would reduce the provision for income taxes.

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

Uncertain Tax Positions

For the year ended December 31, 2023 and 2022, we did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties. The Company is subject to audit examination for federal and state purposes for the years 2019 – 2023. As of the date these financial statements were issued, there were not any ongoing income tax audits.

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

As noted above, we evaluated the realizability of the deferred tax assets resulting from the IPO and the related transactions completed in April 2019 and established a full valuation allowance against those benefits. As a result, we determined that the amount or timing of payments to noncontrolling interest holders under the TRA are no longer probable or reasonably estimable. Based on this assessment, our TRA liability was $0 as of December 31, 2023 and 2022.

If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, we will record a liability related to the TRA, which would be recognized as expense within our consolidated statements of operations and comprehensive (loss) income.

During the years ended December 31, 2023 and 2022, we did not make any payments, inclusive of interest, to members of the Operating Company pursuant to the TRA.

NOTE 12. SEGMENT REPORTING

We define our segments as those operations whose results are regularly reviewed by our CODM to analyze performance and allocate resources. Therefore, segment information is prepared on the same basis that management reviews financial information for operational decision-making purposes. Our CODM is a committee comprised of our CEO and our CFO.

We determined we had two operating segments as of December 31, 2023, which are the same as our reportable segments: (1) Consumer Goods, and (2) Industrial Goods. These operating segments align with how we manage our business as of the fourth quarter of 2023. The accounting policies of the reportable segments are the same as those described in “Note 2 - Summary of Significant Accounting Policies.”

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

Our CODM allocates resources to and assesses the performance of our two operating segments based on the operating segments’ net sales and gross profit. The following table sets forth information by reportable segment for the years ended December 31, 2023 and 2022. There were no material intersegment sales during the years ended December 31, 2023 and 2022.

	For the Year Ended December 31, 2023			For the Year Ended December 31, 2022
(in thousands)	Consumer Goods	Industrial Goods	Total	Consumer Goods	Industrial Goods	Total
Net sales	$28,737	$36,636	$65,373	$48,134	$88,951	$137,085
Cost of sales	18,754	28,793	47,547	38,531	73,571	112,102
Gross profit	$9,983	$7,843	$17,826	$9,603	$15,380	$24,983

The following table sets forth specific asset categories which are reviewed by our CODM in the evaluation of operating segments:

	As of December 31, 2023			As of December 31, 2022
(in thousands)	Consumer Goods	Industrial Goods	Total	Consumer Goods	Industrial Goods	Total
Accounts receivable, net	$642	$1,051	$1,693	$967	$5,501	$6,468
Inventories, net	$8,881	$11,648	$20,529	$19,259	$21,384	$40,643
Vendor deposits	$1,958	$1,807	$3,765	$3,269	$3,027	$6,296

The following table sets forth our net sales by major product category:

	For the year ended December 31,
(in thousands)	2023	2022
Industrial Vape Products	$26,803	$53,664
Other Industrial Products	8,733	35,287
Consumer Products - Greenlane Brands	5,072	15,063
Consumer Products - 3rd Party Brands	24,765	33,071
Total net sales	$65,373	$137,085

The following table sets forth net sales disaggregated by geography:

	For the year ended December 31,
(in thousands)	2023	2022
United States	$58,539	$126,333
Canada	1,291	5,810
Europe	5,543	4,942
Total net sales	$65,373	$137,085

The following table sets forth our long-lived assets by geographic area, which consist of property and equipment, net, and operating lease right-of-use assets:

	As of December 31,
(in thousands)	2023	2022
United States	$4,255	$7,077
Canada	4	48
Europe	153	279
Total long-lived assets	$4,412	$7,404

See “Note 8—Supplemental Financial Statement Information” for goodwill by reportable segment.

NOTE 13. SUBSEQUENT EVENTS

On May 6, 2024, the Company, Warehouse Goods and Synergy Imports LLC (“Synergy”) entered into an asset purchase agreement, dated May 1, 2024 (the “Asset Purchase Agreement”) pursuant to which Synergy purchased all of the intellectual property, a specified amount of inventory, and other assets related to the Eyce and DaVinci brands. In consideration for the acquisition, all parties entered into a loan modification agreement, effective May 1, 2024 (the “Loan Modification Agreement”) and an amended and restated secured promissory note, effective May 1, 2024 (the Amended and Restated Secured Promissory Note”), an amendment to the original Eyce and Davinci Asset Purchase Agreements, a distribution agreement, the termination of a license granted by Eyce, and the termination of certain consulting and employment agreements. The updated date of maturity will be through July 2024.

From January 1, 2024 through July 18, 2024, the Company issued 1,911,000 shares of Class A common shares in connection with the exercise of the remaining penny warrants as discussed in Note 9 of these consolidated financial statements.

On January 16, 2024, the Company issued 184,000 shares of Class A common shares in connection with a consulting agreement which had a market value of approximately $88,000 on the date of issuance.

In May 2024, the Company entered into an agreement with a group of individuals to sell 100% equity interests of one of the Company’s wholly-owned subsidiaries, Shavita B.V. and substantially all of the assets of ARI Logistics B.V. As of the date that these financial statements were available to be issued, the transaction was not officially closed as there was pending consideration to be transferred to the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act) of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2023.

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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial and Legal Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2023 due to the material weaknesses identified and described below.

Management’s Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Legal Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on this evaluation, our Chief Executive Officer and Chief Financial and Legal Officer have concluded that as of December 31, 2023, the Company has not maintained effective internal control over financial reporting due to the material weaknesses identified and described below.

Because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

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

Risk Assessment

As part of our remediation efforts related to the material weaknesses identified in the prior year, we continued our efforts during 2023 to design an effective risk assessment, which was not completed or fully implemented in order to identify and mitigate key business and financial reporting risks to the organization. Control deficiencies were identified which constitute material weaknesses relating to: (i) identifying, assessing, and communicating appropriate objectives, (ii) identifying and analyzing risks to achieve these objectives, (iii) considering the potential for fraud in assessing risks to the achievement of objectives, and (iv) identifying and assessing changes that could significantly impact the system of internal controls.

Control Activities

As part of our remediation efforts related to the material weaknesses identified in the prior year, we continued our efforts during 2023 to design and implement control activities, however, design efforts relating to control activities were not fully implemented. Control deficiencies were identified associated with control activities. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) selecting and developing control activities that contribute to the mitigation of risks and support achievement of objectives, (ii) selecting and developing general control activities over technology to support the achievement of objectives, and (iii) deploying control activities through policies that establish what is expected and procedures that put policies into action.

The following design and operating deficiencies, individually and in the aggregate, contributed to material weaknesses in our control activities, including:

●	Lack of direct and precise journal entry review
●	Ineffective user access controls over certain IT systems to appropriately segregate duties and adequately restrict user access to financial applications and data to the appropriate personnel, including systems and data used in financial close and reporting

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

Remediation Plan and Status

Changes in Internal Control Over Financial Reporting

As discussed above, in 2021 we began a multi-year implementation of a new ERP system which fully replaced our legacy financial systems in 2024. The ERP system is designed to accurately maintain the Company’s financial records, enhance the flow of financial information, improve data management and provide timely information to our management team.

There were no other changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Officers

As of the date of this Report, our directors and executive officers are as follows:

Name	Age(1)	Title	Director Since
Barbara Sher	56	Chief Executive Officer	—
Lana Reeve	57	Chief Legal and Finance Officer	—
Donald Hunter	67	Chairman of the Board of Directors	2021
Renah Persofsky	66	Independent Director	2022
Aaron LoCascio	39	Director	2018

(1) Age as of July 18, 2024.

Barbara Sher: Ms. Sher has previously served as our Chief Operations Officer beginning in November 2023 and was appointed Chief Executive Officer in May 2024. She brings over 20 years of experience in senior executive roles at both large and small and public and private companies. Ms. Sher has served as SVP of Customer Experience at the Company since June 2022, and previously served as Senior Vice President of Retail Sales at Newfold Digital, Inc., Vice President of Business Development at Newfold Digital, Inc., and as Vice President of Business Development at Web.com. Ms. Sher received her MBA from Seton Hall University and her B.A. in communications from The College of New Jersey.

Lana Reeve: Ms. Reeve has served as our Chief Financial and Legal Officer since December 2022. Ms. Reeve brings over 25 years of experience in senior legal and finance roles at both large and small and public and private companies. Prior to her current role, Ms. Reeve previously served as President and Chief Legal Officer at Authentys, Inc., Senior Vice President, Legal M&A at RealPage, Inc., and Executive Vice President, Finance and Legal, and Chief Legal Officer at NWP Services Corporation. Ms. Reeve received her J.D. from Santa Clara University School of Law and her B.S. in business and finance from San Jose State University.

Donald Hunter: Mr. Hunter has served as a director since the merger with KushCo in August 2021 and previously served as a director of KushCo from February 2018 until the closing of the merger. Since 2007, Mr. Hunter has served as principal at Donald Hunter, LLC, a consulting practice that assists private equity firms and entrepreneurs to enhance the value of their technology companies. He previously served as Chief Operating Officer and Chief Financial Officer of Harbor Global Company Limited, a publicly traded investment management, natural resources, and real-estate company from 2000 through 2006, and as a senior executive at The Pioneer Group, Inc. from 1988 through 2000, with responsibility for international start-up companies. Mr. Hunter began his career at the General Electric Company, where he was a member of the corporate audit staff and a graduate of its Financial Management Training Program. Since 2013, Mr. Hunter has served as a member of the board of directors of The LGL Group, Inc. (“LGL”), an NYSE-listed frequency and spectrum control engineering and manufacturing company, and also serves as the Chairman of the LGL Audit Committee and a member of its Nominating Committee, and formerly served on its Compensation Committee. Previously, Mr. Hunter served as a member of the board of directors, Chairman of the Audit Committee and member of the Nominating Committee of Juniper Pharmaceuticals, a Nasdaq-listed specialty pharmaceuticals company, from March 2014 through March 2016, and a member of the board of directors of LICT Corporation, a holding company with subsidiaries in telecommunications and multimedia, from June 2014 through June 2015. Mr. Hunter qualifies as a financial expert under the applicable rules of the SEC and is an active member of the National Association of Corporate Directors. He holds a Bachelor of Science, magna cum laude, and an MBA with high honors from Boston University. Mr. Hunter’s more than 25 years of public company experience and knowledge of corporate governance, SEC reporting, internal controls, international operations and mergers and acquisitions matters led to his appointment as director.

Renah Persofsky: Ms. Persofsky has served as a director since April 2022. Ms. Persofsky has served as the Chief Executive Officer of Strajectory Corp. since 2010 and was an Executive Consultant of Canadian Imperial Bank of Commerce from 2011 to 2021. Since October 2017 Ms. Persofsky has served as the Vice Chairwoman and Lead Director of Tilray Inc. (Nasdaq: TLRY) (previously Aphria Inc.) and has served as the Executive Chairwoman of Green Gruff Inc. since July 2019. Ms. Persofsky is also currently a Board Member of K.B. Recycling Ltd., (Alkemy) and Hydrofarm Holdings Group (Nasdaq: HYFM). Ms. Persofsky has also previously served as an Executive Consultant to many iconic brands including Tim Hortons, Canadian Tire, Canada Post and Interac, and was an Executive Officer of the Bank of Montreal. She previously co-chaired the Canadian Minister’s Advisory Committee on Electronic Commerce, as well as served as a Special Advisor to the Minister of Foreign Affairs and Trade. Ms. Persofsky’s extensive public company board experience and governance and management experience led to her appointment to the Board.

Aaron LoCascio: Mr. LoCascio, our co-founder, has served as a director since May 2018, served as our President from August 2021 until December 2021, served as our Chief Executive Officer from May 2018 until August 2021 and served as the Chief Executive Officer of Greenlane Holdings, LLC from its inception in 2007 until August 2021. He received his Associate’s degree in Accounting from Valencia Community College. Mr. LoCascio brings to the board extensive executive leadership experience, industry relationships and knowledge, and, through his position as our co-founder and as our former Chief Executive Officer and President, he will use his full range of skills and perspective to further our success.

Family relationships

There are no family relationships among any of our executive officers or directors.

Audit Committee

The Audit Committee is comprised of Ms. Persofsky and Mr. Hunter. Mr. Hunter is the chair of the Audit Committee, and Mr. Hunter qualifies as an “audit committee financial expert” as that term is defined by the applicable regulations of the Securities and Exchange Commission (the “SEC”). The Board as determined that each of the directors serving on our Audit Committee is “independent” within the meaning of the applicable rules of the SEC and the Nasdaq listing standards.

Code of Conduct and Ethics

Our Board has established a code of conduct and ethics that applies to our officers, directors and employees. Among other matters, our code of business conduct and ethics is designed to deter wrongdoing and to promote:

●	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

●	full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications;

●	compliance with applicable laws, rules and regulations;

●	prompt internal reporting of violations of the code to appropriate persons identified in the code; and

●	accountability for adherence to the code of business conduct and ethics.

Any waiver of the code of conduct and ethics for our executive officers or directors must be approved by our Board or a committee of our Board, and any such waiver shall be promptly disclosed to stockholders as required by law and Nasdaq regulations.

Stockholder Nomination Procedures

As of the date of this Report, there have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors.

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

Based on our review of the copies of such forms, and/or on written representations from the reporting persons that they were not required to file a Form 5 for the fiscal year, we believe that these filing requirements were satisfied by the reporting persons during the fiscal year ended December 31, 2023; except for one Form 4 filed with the SEC on May 30, 2023, by Craig Snyder, our former Chief Executive Officer, related to Class A Common Stock acquired by Mr. Snyder on May 22, 2023.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF NAMED EXECUTIVE OFFICERS

The following provides compensation information pursuant to the scaled disclosure rules applicable to emerging growth companies and smaller reporting companies under SEC rules. Our named executive officers (“NEOs”) for the year ended December 31, 2023 were Barbara Sher, our current Chief Executive officer, Nicholas Kovacevich, our former Chief Corporate Development Officer, Craig Snyder, our former Chief Executive Officer, Lana Reeve, our Chief Financial and Legal Officer, William Mote, our former Chief Financial Officer, and Darshan Dahya, our former Chief Accounting Officer.

The compensation of our NEOs generally consists of a combination of base salary, bonuses and equity-based compensation. Bonus awards for 2023 and 2022 were determined at the sole discretion of the Compensation Committee based on an assessment of the performance of the NEOs.

The following tables contain certain compensation information for our NEOs in the fiscal years ended December 31, 2023 and 2022.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option Awards(1)	Stock Awards(1)		All Other Compensation	Total
Nicholas Kovacevich(2) Former Chief Corporate Development Officer	2023	$97,692	$260,000	$—		$—	$219,700	$577,392
	2022	$392,308	$92,000	$240,000		$240,000	$32,143	$996,451
Barbara Sher(7) Chief Operating Officer	2023	$21,290	$—	$—		$—	—	$21,290
	2022	—	—	—		—	—	0
Craig Snyder(3) Former Chief Executive Officer	2023	$341,442	$97500	$—		$—	—	$438,942
	2022	$214,904	$10,000	$100,000		$150,000	—	$474,904
Darshan Dahya(4) Former Chief Accounting Officer	2023	—	—	—		—	—	—
	2022	$219,675	—	$120,000		$145,000	—	$484,675
William Mote(5) Former Chief Financial Officer	2023	—	—	—		—	—	—
	2022	$132,671	$113,057	$136,000		$136,000	$181,228	$698,956
Lana Reeve(6) Chief Financial and Legal Officer	2023	$270,899.65	—	—		$—	—	$270,899.65
	2022	$13,462	—	—	$		—	$13,462

(1) Represents the grant date fair value determined in accordance with FASB ASC Topic 718.

(2) Mr. Kovacevich stepped down from his position as Chief Executive Officer of the Company effective December 31, 2022 and was appointed Chief Corporate Development Officer of the Company effective January 1, 2023.

(3) Mr. Snyder was appointed Chief Executive Officer of the Company effective January 1, 2023 and subsequently stepped down in May 2024.

(4) Mr. Dahya stepped down from his position as Chief Accounting Officer of the Company effective December 31, 2022. Mr. Dahya did not join the Company until April 2022. At the time of his resignation, $12,500 of Mr. Dahya’s stock awards reflected in the table above had vested and none of his option awards had vested. All of Mr. Dahya’s unvested awards were forfeited in connection with his resignation.

(5) Mr. Mote stepped down from his position as Chief Financial Officer of the Company effective May 17, 2022. In connection with his resignation, Mr. Mote entered into a Separation and General Release Agreement with Warehouse Goods (as defined below) on May 16, 2023, which provided for a cash severance payment totaling $218,418.87, representing six months’ salary, fifty percent of Mr. Mote’s pro-rated bonus eligibility for 2022, and COBRA payments for six months. None of Mr. Mote’s equity awards granted in 2022 and reflected in the table above had vested prior to his resignation. All of Mr. Mote’s unvested awards were forfeited in connection with his resignation.

(6) Ms. Reeve was appointed Chief Financial and Legal Officer of the Company effective December 6, 2022.

(7) Ms. Sher was appointed Chief Operations Officer of the Company effective November 14, 2023 and subsequently named Chief Executive Offering in May 2024.

Outstanding Equity Awards at Fiscal Year-End December 31, 2023

The following table presents information about our NEO’s outstanding equity awards as of December 31, 2023.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested(1)
Barbara Sher(1) Chief Executive Officer	100	—	$39	7/1/2032	—	—

Lana Reeve(2) Chief Financial and Legal Officer	—	—	—	—	—	—

Craig Snyder (3) Former Chief Executive Officer	10,658	10,658	$11.50	3/28/2032	5,797	$1,639

Market value of shares reflects the number of shares multiplied by $0.2828 per share, which was the closing price of our Class A Common Stock on the Nasdaq Capital Market on July 17, 2024.

(1) Ms. Sher was previously Chief Operating Officer and appointed Chief Executive Officer effective May 25, 2024.

(2) Ms. Reeve was appointed Chief Financial and Legal Officer of the Company effective December 6, 2022.

(3) Mr. Snyder was appointed Chief Executive Officer of the Company effective January 1, 2023 and resigned in May 2024.

Employment Agreements

On December 6, 2022, Warehouse Goods LLC, our wholly owned subsidiary (“Warehouse Goods”) entered into an employment agreement with Lana Reeve, our Chief Financial and Legal Officer. On November 14, 2023, Warehouse Goods entered into an Executive Employment Agreement with Barbara Sher, our Chief Operations Officer. Pursuant to these employment agreements, Ms. Reeve and Ms. Sher currently are entitled to following compensation:

Name and Principal Position	Annual Base Salary	Annual Bonus
Barbara Sher Chief Executive Officer(1)	$300,000	Up to 60% of base salary based upon the attainment of one or more performance goals
Lana Reeve Chief Financial and Legal Officer(3)	$300,000	Up to 60% of base salary based upon the attainment of one or more performance goals

(1) Ms. Sher was formerly the Chief Operating Officer and appointed Chief Executive Officer of the Company effective May 25, 2024

(2) Ms. Reeve was appointed Chief Financial and Legal Officer of the Company effective December 6, 2022.

Ms. Reeve and Ms. Sher’s employment agreements provides for an original term of up to one year. Each of Ms. Reeve and Ms. Sher’s employment agreements also provide for automatic one-year extensions unless either party gives written notice of termination not less than 60 days prior to the termination of the then-current term. Ms. Reeve and Ms. Sher are entitled to the annual compensation described above and are eligible to receive an annual incentive bonus. Ms. Reeve and Ms. Sher’s performance against this bonus are determined by company performance and individual performance. For Ms. Reeve and Ms. Sher, the weighting is 60% company and 30% individual calculated upon the base salary as shown above. During the term of employment, Ms. Reeve and Ms. Sher are entitled to participate in all employee benefit plans and programs made available to our employees generally, subject to the eligibility and participation restrictions of each such plan or program and entitled to reimbursement for all reasonable business expenses incurred in connection with carrying out their respective duties.

Pursuant to their employment agreements, Ms. Reeve and Ms. Sher may terminate their employment at any time without cause. Ms. Reeve and Ms. Sher are terminable by us at any time: (i) without cause; (ii) for cause (as defined in each of Ms. Reeve and Ms. Sher’s employment agreements); (iii) in the event of death; or (iv) in the event of disability that cannot be accommodated under the requirements of law. Upon termination of Ms. Reeve’s or Ms. Sher’s employment agreements, neither party shall have any further obligation except for obligations accruing prior to the date of termination. If terminated without cause, Ms. Reeve and Ms. Sher are entitled to receive his or her base salary to the date of termination, any bonus that has accrued but is unpaid as of the date of termination and any reimbursable expenses not yet reimbursed as of such date. If terminated without cause, Ms. Reeve and Ms. Sher are also entitled to severance equal nine months of their base salary in effect on the date of termination. In addition, if terminated without cause, Ms. Reeve and Ms. Sher are entitled to a cash payment equal to the applicable COBRA premium payments that would be payable by Ms. Reeve and Ms. Sher to continue their Company-provided healthcare services for themselves and any dependents (the “Company Healthcare Plan”) covered at the time of termination (collectively, the “COBRA Payment”). If terminated without cause, Ms. Reeve and Ms. Sher are entitled a COBRA Payment equal to four months of coverage under the Company Healthcare Plan.

Pursuant to their employment agreements, Ms. Reeve and Ms. Sher are subject to customary confidentiality restrictions and work-product provisions, and Ms. Reeve and Ms. Sher are subject to customary non-competition covenants and non-solicitation covenants with respect to our employees, consultants and customers.

We do not currently maintain any retirement plans, other than matching 401(k) plans, for our executives or other employees.

Director Compensation

For the fiscal year ended December 31, 2023, each of our independent directors received a base annual fee of $60,000, paid in quarterly installments. In consideration for their attendance at meetings of the Board exceeding the 10 designated Board meetings, Messrs. Hunter, Uttz and Taney received an additional fee of $10,000 and Messrs. LoCasio and Schoenfeld and Ms. Persofsky received an additional fee of $5,000. Additionally, as compensation for serving as the chair of the Board or the chair of a Board committee, Messrs, Taney and Hunter and Ms. Persofsky received a base annual fee of $16,000, paid in quarterly installments. As compensation for serving on our Board, each independent director then serving also received an award of 53,996 restricted shares of Class A Common Stock and 69,450 options to buy shares of Class A Common Stock on January 5, 2022. Upon her appointment to the Board, Ms. Persofsky received 113,636 restricted shares of Class A Common Stock and 145,079 options to buy shares of Class A Common Stock on April 11, 2022. In addition, we reimburse our directors for their reasonable out-of-pocket expenses incurred in attending Board and committee meetings. Mr. Snyder does not receive any additional compensation for his service on the Board.

The following provides compensation information pursuant to the scaled disclosure rules applicable to emerging growth companies under SEC rules and the JOBS Act.

Director Compensation Table

The following table provides information on the compensation of our directors for the fiscal year ended December 31, 2023, other than Mr. Snyder, who received no separate compensation for his service as a director. For information related to the compensation of Mr.Snyder, please refer to “Executive Officer Compensation — Summary Compensation Table.”

Name	Fees Paid in Cash	Awards(1)	Total
Donald Hunter	$86,000	$100,000	$186,000
Aaron LoCascio	$65,000	$100,000	$165,000
Renah Persofsky	$62,000	$100,000	$162,000
Adam Schoenfeld(2)	$65,000	$100,000	$165,000
Richard Taney(3)	$86,000	$100,000	$186,000
Gina Collins	$—	$—	$—
Jeff Uttz	$86,000	$100,000	$186,000

(1) Represents the aggregate grant date fair value of restricted shares of Class A Common Stock and options to buy shares of Class A Common Stock granted on January 5, 2022 (April 11, 2022 with respect to Ms. Persofsky) computed in accordance with FASB ASC Topic 718.

(2) Mr. Schoenfeld resigned from the Board effective January 6, 2023.

(3) Mr. Taney resigned from the Board effective January 6, 2023.

(4) Mr. Uttz resigned from the Board effective October 13, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information as of July 18, 2024, regarding the beneficial ownership of shares of our Class A Common Stock (including shares issuable upon the exercise or conversion of securities that entitle the holders thereof to obtain Class A Common Stock upon exercise or conversion in accordance with the terms thereof) by (a) each of our directors, (b) each of our executive officers, (c) all of our directors and executive officers as a group, and (d) each person known to us to be the beneficial owner of more than five percent of our Class A Common Stock. Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and dispositive power with respect to such shares. The SEC has defined “beneficial ownership” of a security to mean the possession, directly or indirectly, of voting power and/or dispositive power with respect to such security. A stockholder is also deemed to be, as of any date, the beneficial owner of all securities that such stockholder has the right to acquire within 60 days after that date through (a) the exercise of any option, warrant or right, (b) the conversion of a security, (c) the power to revoke a trust, discretionary account or similar arrangement, or (d) the automatic termination of a trust, discretionary account or similar arrangement.

Unless otherwise indicated, the address of each person listed below is c/o Greenlane Holdings, Inc. 1095 Broken Sound Parkway, Suite 100, Boca Raton, Florida 33487.

Name	Number of Shares of Class A Common Stock Beneficially Owned	% of All Class A Common Stock Shares(1)

Donald Hunter(2)	899	1,041
Renah Persofsky(3)	725	*
Aaron LoCascio (4)	422	*
Barbara Sher(5)	100	*
Lana Reeve	0	*
All executive officers, directors and director nominees as a group (5 people)	2,146	*
Greater than 5% Beneficial Owners
Armistice Capital, LLC (6)	381,044	6.5%
Hudson Bay Capital Management LP (7)	294,806	5.0%

(1)	Based on an aggregate of 5,821,359 shares of our Class A Common Stock outstanding as of July 18, 2024.
(2)	Includes 899 shares of Class A Common Stock issuable upon exercise of stock options within 60 days after July 18, 2024.
(3)	Includes 725 shares of Class A Common Stock issuable upon exercise of stock options within 60 days after July 18, 2024.
(4)	Includes 422 shares of Class A Common Stock issuable upon exercise of stock options within 60 days after July 18, 2024.
(5)	Includes 100 shares of Class A Common Stock issuable upon exercise of stock options within 60 days after July 18, 2024
(6)	Based solely upon the Schedule 13G filed with the SEC by the beneficial owner on February 14, 2024 reporting beneficial ownership as of December 31, 2023, Armistice Capital, LLC possess shared voting shared dispositive power over 381,044 shares. Armistice Capital, LLC is the investment manager of Armistice Capital Master Fund Ltd. (the “Master Fund”), the direct holder of the shares, and pursuant to an Investment Management Agreement, Armistice Capital, LLC exercises voting and investment power over the securities of held by the Master Fund and thus may be deemed to beneficially own the securities held by the Master Fund. Steven Boyd, as the managing member of Armistice Capital, LLC, may be deemed to beneficially own the securities held by the Master Fund. The Master Fund specifically disclaims beneficial ownership of the securities directly held by it by virtue of its inability to vote or dispose of such securities as a result of its Investment Management Agreement with Armistice Capital, LLC.
(7)	Based solely upon the Schedule 13G filed with the SEC by the beneficial owner on February 5, 2024 reporting beneficial ownership as of December 31, 2023, Hudson Bay Capital Management LP (the “Investment Manager”) and Sander Gerber possess shared voting shared dispositive power over 294,806 shares. Includes 294,806 shares of Class A Common Stock issuable upon exercise of warrants. The Investment Manager serves as the investment manager to Hudson Bay Master Fund Ltd. and Hudson Bay Fund LP, in whose name the securities are held. As such, the Investment Manager may be deemed to be the beneficial owner of all shares of Class A Common Stock, subject to a 9.99% ownership blocker, if any, underlying the securities held by Hudson Bay Master Fund Ltd. and Hudson Bay Fund LP. Mr. Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of the Investment Manager. Mr. Gerber disclaims beneficial ownership of these securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transaction Policy

Our Board recognizes the fact that transactions with related persons present a heightened risk of conflicts of interests and/or improper valuation (or the perception thereof). Our Board has adopted a written policy on transactions with related persons under which:

●any related-person transaction must be reviewed and approved or ratified by the Audit Committee, or the chair of the Audit Committee in the event management decides it is not practicable or desirable to wait until the next committee meeting; and

●management must periodically inquire of directors and officers with respect to any potential related-person transaction of which they may be a party or of which they may be aware.

●any employment relationship or transaction involving an executive officer and any related compensation must be approved by the compensation committee of the Board or recommended by the compensation committee to the Board for its approval.

In connection with the review and approval or ratification of a related-person transaction:

●management must disclose to the Audit Committee or the chair of the Audit Committee, (i) the basis on which the person is a related person; (ii) the material facts of the related-party transaction, including the proposed aggregate value of such transaction or, in the case of indebtedness, the amount of principal and interest that would be involved and other principal terms of such indebtedness; (iii) the benefits to the Company of the proposed related-party transaction; (iv) if applicable, the availability of other sources of comparable products or services; and (v) an assessment of whether the proposed related-party transaction is on terms that are comparable to the terms available to an unrelated third party or to employees unrelated third parties or to employees generally. The Audit Committee may seek bids, quotes or independent valuations from third parties in connection with assessing any related-person transaction; and

●to the extent required to be disclosed in our applicable filings under the Securities Act or the Exchange Act, and related rules, management must ensure that the related-person transaction is disclosed in accordance with such acts and related rules.

In addition, the related-person transaction policy provides that from time-to-time Audit Committee shall review any previously approved or ratified related-party transactions that remain ongoing and have a remaining term of more than six months or remaining amounts payable to or receivable from the Company of more than $75,000. Based on all relevant facts and circumstances, taking into consideration the Company’s contractual obligations, the Audit Committee shall determine if it is in the best interests of the Company and its stockholders to continue, modify or terminate the related-person transaction.

Related Party Transactions

Operating Agreement

We operate our business through Greenlane Holdings, LLC and its subsidiaries. The operations of Greenlane Holdings, LLC, are set forth in the Greenlane Holdings, LLC’s Fourth Amended and Restated Operating Agreement, which we refer to as the “Operating Agreement.” As of December 31, 2023, we are the sole member of Greenlane Holdings, LLC and hold all of the outstanding common units in Greenlane Holdings, LLC.

Appointment as Manager

We are the sole manager of Greenlane Holdings, LLC. As the manager, we control all of the day-to-day business affairs and decision-making of Greenlane Holdings, LLC. As such, we, through our officers and directors, are responsible for all operational and administrative decisions of Greenlane Holdings, LLC and the day-to-day management of Greenlane Holdings, LLC’s business.

Compensation

We are not entitled to compensation for our services as the manager. We are entitled to reimbursement by Greenlane Holdings, LLC for all fees and expenses incurred on behalf of Greenlane Holdings, LLC, including all expenses associated with this offering and maintaining our corporate existence, and all fees, expenses and costs of being a public company (including expenses incurred in connection with public reporting obligations, proxy statements, stockholder meetings, stock exchange fees, transfer agent fees, legal fees, SEC and FINRA filing fees and offering expenses) and maintaining our corporate existence, including all costs of maintaining our Board and committees of the board, executive compensation and certain insurance policies.

Distributions

The Operating Agreement requires “tax distributions,” as that term is defined in the Operating Agreement, to be made by Greenlane Holdings, LLC to its “members,” as that term is defined in the Operating Agreement. Tax distributions will be made at least annually based on such member’s allocable share of the taxable income of Greenlane Holdings, LLC and at a commencing tax rate equal tothe highest effective marginal combined federal, state and local income tax rate applicable to corporate or individual taxpayers that may potentially apply to any member for the relevant period taking into account (i) any deductions pursuant to Section 199A of the Code, and (ii) the character of the relevant tax items (e.g., ordinary or capital), as we, as the sole manager of Greenlane Holdings, LLC, reasonably determine. For this purpose, the taxable income of Greenlane Holdings, LLC, and our allocable share of such taxable income, shall be determined without regard to any tax basis adjustments that result from our deemed or actual purchase of Common Units from the members (as described below under “— Tax Receivable Agreement”). The tax rate used to determine tax distributions will apply regardless of the actual final tax liability of any such member. Tax distributions will also be made only to the extent all distributions from Greenlane Holdings, LLC for the relevant period were otherwise insufficient to enable each member to cover its tax liabilities as calculated in the manner described above. The Operating Agreement also allows for distributions to be made by Greenlane Holdings, LLC to its members on a pro rata basis out of “distributable cash,” as that term is defined in the Operating Agreement. We expect Greenlane Holdings, LLC may make distributions out of distributable cash periodically to the extent permitted by the agreements governing its indebtedness and as required by Greenlane Holdings, LLC for its capital and other needs, such that we in turn are able to make dividend payments, if any, to the holders of our Class A Common Stock.

Dissolution

The Operating Agreement provides that the decision of the manager will be required to voluntarily dissolve Greenlane Holdings, LLC. In addition to a voluntary dissolution, Greenlane Holdings, LLC will be dissolved upon a change of control transaction under certain circumstances, as well as upon the entry of a decree of judicial dissolution or other circumstances in accordance with Delaware law. Upon a dissolution event, the proceeds of a liquidation will be distributed in the following order: (i) first, to pay all expenses of winding up Greenlane Holdings, LLC; and (ii) second, to pay all debts and liabilities and obligations of Greenlane Holdings, LLC.

Indemnification and Exculpation

The Operating Agreement provides for indemnification for all expenses, liabilities and losses reasonably incurred by any person by reason of the fact that such person is or was a member or is or was serving at the request of Greenlane Holdings, LLC as the manager, an officer, an employee or an agent of Greenlane Holdings, LLC; provided, however, that there will be no indemnification for actions made not in good faith or in a manner which the person did not reasonably believe to be in or not opposed to the best interests of Greenlane Holdings, LLC, or, with respect to any criminal action or proceeding other than by or in the right of Greenlane Holdings, LLC, where the person had reasonable cause to believe the conduct was unlawful, or for breaches of any representations, warranties or covenants by such person or its affiliates contained in the Operating Agreement or in other agreements with Greenlane Holdings, LLC.

We, as the manager, and our affiliates, will not be liable to Greenlane Holdings, LLC for damages incurred by any acts or omissions as the manager, provided that the acts or omissions of these exculpated persons are not the result of fraud, intentional misconduct, knowing violations of law, or breaches of the Operating Agreement or other agreement with Greenlane Holdings, LLC.

Tax Receivable Agreement

In connection with our initial public offering we entered into a tax receivable agreement (the “Tax Receivable Agreement”) with Greenlane Holdings, LLC and each of the members of Greenlane Holdings, LLC. We expect to obtain an increase in our share of the tax basis of the assets of Greenlane Holdings, LLC when a member receives cash or shares of our Class A Common Stock in connection with a redemption or exchange of such member’s Common Units for Class A Common Stock or cash (such basis increase, the “Basis Adjustments”). We intend to treat such acquisition of Common Units as a direct purchase by us of Common Units or net capital assets from a member for U.S. federal income and other applicable tax purposes, regardless of whether such Common Units are surrendered by a member to Greenlane Holdings, LLC for redemption or sold to us upon the exercise of our election to acquire such Common Units directly. Basis Adjustments may have the effect of reducing the amounts that we would otherwise pay in the future to various tax authorities. The Basis Adjustments may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

The Tax Receivable Agreement provides for the payment by us to such persons of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result ofthe Transactions described above, including increases in the tax basis of the assets of Greenlane Holdings, LLC arising from such Transactions, and tax basis increases attributable to payments made under the Tax Receivable Agreement and deductions attributable to imputed interest and other payments of interest pursuant to the Tax Receivable Agreement. Greenlane Holdings, LLC will have in effect an election under Section 754 of the Code effective for each taxable year in which a redemption or exchange of Common Units for shares of our Class A Common Stock or cash occurs. These Tax Receivable Agreement payments are not conditioned upon any continued ownership interest in either Greenlane Holdings, LLC or us by any member. The rights of each member under the Tax Receivable Agreement are assignable by each member with our consent, which we may not unreasonably withhold, so long as the assignee joins as a party to the Tax Receivable Agreement. We expect to benefit from the remaining 15% of tax benefits, if any, that we may actually realize.

The actual Basis Adjustments, as well as any amounts paid to the members under the Tax Receivable Agreement, will vary depending on a number of factors, including:

●the timing of any subsequent redemptions or exchanges — for instance, the increase in any tax deductions will vary depending on the fair value, which may fluctuate over time, of the depreciable or amortizable assets of Greenlane Holdings, LLC at the time of each redemption or exchange;

●the price of shares of our Class A Common Stock at the time of redemptions or exchanges — the Basis Adjustments, as well as any related increase in any tax deductions, is directly related to the price of shares of our Class A Common Stock at the time of each redemption or exchange;

●the extent to which such redemptions or exchanges are taxable — if a redemption or exchange is not taxable for any reason, increased tax deductions will not be available; and

●the amount and timing of our income — the Tax Receivable Agreement generally will require us to pay 85% of the tax benefits as and when those benefits are treated as realized under the terms of the Tax Receivable Agreement. If we do not have taxable income, we generally will not be required (absent a change of control or other circumstances requiring an early termination payment) to make payments under the Tax Receivable Agreement for that taxable year because no tax benefits will have been actually realized. However, any tax benefits that do not result in realized tax benefits in a given taxable year will likely generate tax attributes that may be utilized to generate tax benefits in previous or future taxable years. The utilization of any such tax attributes will result in payments under the Tax Receivable Agreement.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services rendered by Marcum for the years ended December 31, 2023, and 2022:

	Year ended December 31,
	2023	2022

Audit Fees	$528,815	$397,320

Audit-Related Fees	$—	$—

Tax Fees	$—	$—

All Other Fees	$—	$—

Pre-Approval Policy

Our Board of Directors as a whole pre-approves all services provided by Marcum. For any non-audit or non-audit related services, the Board of Directors must conclude that such services are compatible with the independence as our auditors.

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

(3) Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Greenlane Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to Greenlane’s Quarterly Report on Form 10-Q, filed November 15, 2021).
3.2	Second Amended and Restated By-Laws of Greenlane Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to Greenlane’s Current Report on Form 8-K, filed April 25, 2019).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Greenlane Holdings, Inc., effective August 9, 2022 (Incorporated by reference to Exhibit 3.1 to Greenlane’s Current Report on Form 8-K, filed on August 4, 2022).
3.4	Amendment to the Second Amended and Restated Bylaws of Greenlane Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to Greenlane’s Current Report on Form 8-K, filed on April 12, 2023).
3.5	Certificate of Designation of the Series A Preferred Stock (Incorporated by reference to Exhibit 3.2 to Greenlane’s Current Report on Form 8-K, filed on April 12, 2023).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to Greenlane’s Registration Statement on Form S-1/A, filed on April 8, 2019).
4.2	Form of Convertible Promissory Note (Incorporated by reference to Exhibit 4.2 to Greenlane’s Registration Statement on Form S-1, filed on March 20, 2019).
4.3	Description of Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.3 to Greenlane’s Annual Report on Form 10-K, filed on April 24, 2020).
4.4	Form of August 2021 Standard Warrant (Incorporated by reference to Exhibit 4.1 to Greenlane’s Current Report on Form 8-K, filed August 10, 2021).
4.5	Form of August 2021 Pre-Funded Warrant (Incorporated by reference to Exhibit 4.2 to Greenlane’s Current Report on Form 8-K, filed August 10, 2021).
4.6	Form of Stock Option Assumption Notice – KushCo Options (Incorporated by reference to Exhibit 99.2 to Greenlane’s Registration Statement on Form S-8, filed August 31, 2021).
4.7	Form of Assumed June 12, 2018 KushCo Warrant, dated as of August 31, 2021 (Incorporated by reference to Exhibit 4.4 to Greenlane’s Quarterly Report on Form 10-Q, filed November 15, 2021).
4.8	Form of Assumed January 18, 2019 KushCo Warrant, dated as of August 31, 2021 (Incorporated by reference to Exhibit 4.5 to Greenlane’s Quarterly Report on Form 10-Q, filed November 15, 2021).
4.9	Form of Assumed August 21, 2019 KushCo Warrant, dated as of August 31, 2021 (Incorporated by reference to Exhibit 4.6 to Greenlane’s Quarterly Report on Form 10-Q, filed November 15, 2021).
4.10	Form of Assumed September 30, 2019 KushCo Warrant, dated as of August 31, 2021 (Incorporated by reference to Exhibit 4.7 to Greenlane’s Quarterly Report on Form 10-Q, filed November 15, 2021).
4.11	Form of Assumed February 10, 2020 KushCo Warrant, dated as of August 31, 2021 (Incorporated by reference to Exhibit 4.8 to Greenlane’s Quarterly Report on Form 10-Q, filed November 15, 2021).
4.12	Form of Assumed February 24, 2021 KushCo Warrant, dated as of August 31, 2021 (Incorporated by reference to Exhibit 4.9 to Greenlane’s Quarterly Report on Form 10-Q, filed November 15, 2021).
4.13	Form of June 2022 Pre-Funded Warrant (Incorporated by reference to Exhibit 4.2 to Greenlane’s Current Report on Form 8-K, filed June 28, 2022).
4.14	Form of June 2022 Standard Warrant (Incorporated by reference to Exhibit 4.1 to Greenlane’s Current Report on Form 8-K, filed on June 28, 2022).

4.15	Form of October 2022 Standard Warrant (Incorporated by reference to Exhibit 4.1 to Greenlane’s Current Report on Form 8-K, filed on November 1, 2022).
4.16	Form of October 2022 Pre-Funded Warrant (Incorporated by reference to Exhibit 4.2 to Greenlane’s Current Report on Form 8-K, filed November 1, 2022).
4.17	Form of July 2023 Standard Warrant (Incorporated by reference to Exhibit 4.1 to Greenlane’s Current Report on Form 8-K, filed on July 3, 2023).
4.18	Form of July 2023 Pre-Funded Warrant (Incorporated by reference to Exhibit 4.2 to Greenlane’s Current Report on Form 8-K, filed on July 3, 2023).
4.19	Form of July 2023 Warrant Amendment (Incorporated by reference to Exhibit 4.3 to Greenlane’s Current Report on Form 8-K, filed on July 3, 2023).
10.3	Registration Rights Agreement between Greenlane Holdings, Inc. and the Original Members of Greenlane Holdings, LLC (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed April 25, 2019).
10.4	Fourth Amended and Restated Operating Agreement of Greenlane Holdings, LLC. (Incorporated by reference to Exhibit 10.4 to Greenlane’s Annual Report on Form 10-K, filed March 31, 2022).
10.5	Reorganization Agreement among Greenlane Holdings, Inc., Greenlane Holdings, LLC and the Members listed on the signature pages thereto (Incorporated by reference to Exhibit 10.3 to Greenlane’s Current Report on Form 8-K, filed April 25, 2019).
10.6	Purchase and Sale Agreement, dated as of August 16, 2022, by and between 1095 Broken Sound Pwky LLC and ASC Capital LLC (Incorporated by reference to Exhibit 10.3 to Greenlane’s Quarterly Report on Form 10-Q, filed November 14, 2022).
10.7	Form of Indemnification Agreement by and between Greenlane Holdings, Inc. and each of its Directors and Officers (Incorporated by reference to Exhibit 10.2 to Greenlane’s September 30, 2020 Quarterly Report on Form 10-Q, filed November 16, 2020).
10.8†	Second Amended and Restated Greenlane Holdings, Inc. 2019 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Greenlane’s Registration Statement on Form S-8, filed August 31, 2022).
10.9	Contribution Agreement, dated as of February 20, 2018, by and among Greenlane Holdings, LLC (f/k/a Jacoby Holdings LLC), the Sellers named therein and Better Life Products, Inc., as Seller Representative (Incorporated by reference to Exhibit 10.10 to Greenlane’s Registration Statement on Form S-1, filed on March 20, 2019).
10.10	Contribution Agreement, dated as of January 4, 2019, by and among Greenlane Holdings, LLC, Pollen Gear Holdings, LLC and Pollen Gear LLC. (Incorporated by reference to Exhibit 10.18 to Greenlane’s Registration Statement on Form S-1, filed on March 20, 2019).
10.11	Form of August 2021 Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed August 10, 2021).
10.12†	Separation and General Release Agreement by and between Warehouse Goods LLC and Adam Schoenfeld, dated as of March 9, 2022 (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed on March 10, 2022).
10.13	Placement Agency Agreement, dated August 9, 2021 (Incorporated by reference to Exhibit 10.2 to Greenlane’s Current Report on Form 8-K, filed August 10, 2021).
10.14	Assignment and Assumption Agreement, dated as of November 5, 2018, by and between Jacoby & Co. Inc. and Warehouse Goods LLC, relating to Employment Agreement with Adam Schoenfeld (Incorporated by reference to Exhibit 10.17 to Greenlane Holdings, Inc.’s Registration Statement on Form S-1, filed on March 20, 2019).
10.15†	Separation and General Release Agreement by and between Warehouse Goods LLC and William Mote, dated as of May 16, 2022 (Incorporated by reference to Exhibit 10.4 to Greenlane’s Quarterly Report on Form 10-Q, filed May 16, 2022).
10.16†	Separation and General Release Agreement by and between Warehouse Goods LLC and Aaron LoCascio, dated as of December 30, 2021 (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed January 4, 2022).
10.17†	Separation and General Release Agreement by and between Warehouse Goods LLC and Rodrigo de Oliveira, dated as of August 12, 2022 (Incorporated by reference to Exhibit 10.4 to Greenlane’s Quarterly Report on Form 10-Q, filed August 15, 2022).
10.18	Membership Interest Purchase Agreement, dated as of July 19, 2022, by and among Warehouse Goods LLC and Portofino Partners LLC (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed July 19, 2022).
10.19	Placement Agency Agreement, dated June 27, 2022 (Incorporated by reference to Exhibit 10.2 to Greenlane’s Current Report on Form 8-K, filed June 28, 2022).
10.20	Form of June 2022 Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed June 28, 2022).
10.21	Form of October 2022 Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed November 1, 2022).
10.22	Placement Agency Agreement, dated October 27, 2022 (Incorporated by reference to Exhibit 10.2 to Greenlane’s Current Report on Form 8-K, filed November 1, 2022).

10.23	Loan and Security Agreement, dated as of August 8, 2022, by and between Greenlane Holdings, Inc., the subsidiaries of Greenlane Holdings, Inc. named therein as guarantors, the parties thereto from time to time as lenders, and WhiteHawk Capital Partners LP, as the agent for the Lenders (Incorporated by reference to Exhibit 10.4 to Greenlane’s Quarterly Report on Form 10-Q, filed November 14, 2022).
10.24†	Amended and Restated Employment Agreement Employment Agreement by and between Warehouse Goods LLC and Nicholas Kovacevich, dated as of October 6, 2022. (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed October 7, 2022).
10.25	Form of Guaranty Agreement by and between Greenlane Holdings, Inc., the subsidiaries of Greenlane Holdings, Inc. named therein as guarantors, the parties thereto from time to time as Lenders, and WhiteHawk Capital Partners LP, as the agent for the Lenders (included in Exhibit 10.23).
10.26	Form of Pledge Agreement by and between Greenlane Holdings, Inc., the subsidiaries of Greenlane Holdings, Inc. named therein as guarantors, the parties thereto from time to time as Lenders, and WhiteHawk Capital Partners LP, as the agent for the Lenders (included in Exhibit 10.23).
10.27	Form of U.S. Intellectual Property Security Agreement by and between Greenlane Holdings, Inc., the subsidiaries of Greenlane Holdings, Inc. named therein as guarantors, the parties thereto from time to time as Lenders, and WhiteHawk Capital Partners LP, as the agent for the Lenders (included in Exhibit 10.23).
10.28	Form of Canadian Security Agreement by and between Greenlane Holdings, Inc., the subsidiaries of Greenlane Holdings, Inc. named therein as guarantors, the parties thereto from time to time as Lenders, and WhiteHawk Capital Partners LP, as the agent for the Lenders (included in Exhibit 10.23).
10.29	Form of Canadian Intellectual Property Security Agreement, dated as of August 8, 2022, by and between Greenlane Holdings, Inc., the subsidiaries of Greenlane Holdings, Inc. named therein as guarantors, the parties thereto from time to time as Lenders, and WhiteHawk Capital Partners LP, as the agent for the Lenders (included in Exhibit 10.23).
10.30†	Employment Agreement by and between Warehouse Goods LLC and Lana Reeve, dated as of December 6, 2022 (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed December 8, 2022).
10.31†	Further Amended and Restated Employment Agreement by and between Warehouse Goods LLC and Craig Snyder, dated as of January 1, 2023 (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed January 6, 2023).
10.32	Risk Participation of ERC Claim Agreement, dated as of February 16, 2023 (Incorporated by reference to Exhibit 10.2 to Greenlane’s Quarterly Report on Form 10-Q, filed on May 15, 2023).
10.33	Amendment No. 2, dated as of February 9, 2023, to Loan and Security Agreement, by and between Greenlane Holdings, Inc, the subsidiaries of Greenlane Holdings, Inc. named therein as guarantors, the parties thereto from time to time as Lenders, and WhiteHawk Capital Partners LP, as the agent for the Lenders (Incorporated by reference to Exhibit 10.1 to Greenlane’s Quarterly Report on Form 10-Q/A, filed January 8, 2024).
10.34	Form of July 2023 Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed on July 3, 2023).
10.35	Placement Agency Agreement, dated as of June 29, 2023 (Incorporated by reference to Exhibit 10.2 to Greenlane’s Current Report on Form 8-K, filed on July 3, 2023).
10.36	Loan and Security Agreement, dated as of September 22, 2023, between Greenlane and Synergy Imports, LLC. (Incorporated by reference to Exhibit 10.3 to Greenlane’s Quarterly Report on Form 10-Q, filed on January 9, 2024).
10.37	Secured Promissory Note, dated as of September 22, 2023, between Greenlane and Synergy Imports, LLC. (Incorporated by reference to Exhibit 10.4 to Greenlane’s Quarterly Report on Form 10-Q, filed on January 9, 2024).
10.38	Asset Purchase Agreement, effective May 1, 2024, by and among Greenlane Holdings, Inc, Warehouse Goods LLC and Synergy Imports LLC (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed on May 10, 2024).
10.39	Loan Modification Agreement, effective May 1, 2024, by and among Warehouse Goods LLC, Synergy Imports LLC and the Guarantors as defined therein (Incorporated by reference to Exhibit 10.2 to Greenlane’s Current Report on Form 8-K, filed on May 10, 2024).
10.40	Amended and Restated Secured Promissory Note, effective May 1, 2024, by Warehouse Goods LLC and Synergy Imports LLC (Incorporated by reference to Exhibit 10.3 to Greenlane’s Current Report on Form 8-K, filed on May 10, 2024).
10.41†	Employment Agreement by and among Warehouse Goods LLC and Lana Reeve (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed on May 23, 2024).
21.1*	List of subsidiaries of Greenlane Holdings, Inc.
23.1*	Consent of Marcum LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Greenlane Holdings, Inc. Clawback Policy
101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders’ Equity, and (iv) Condensed Consolidated Statements of Cash Flows. The instance document does not appear in the Interactive Data File because its XBRL tags are imbedded within the Inline XBRL document.
104*	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL

*	Filed herewith.
†	Indicates a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLANE HOLDINGS, INC.

Date: July 18, 2024	By:	/s/ Barbara Sher
Barbara Sher
Chief Executive Officer
(Principal Executive Officer)

Date: July 18, 2024	By:	/s/ Lana Reeve
Lana Reeve
Chief Financial and Legal Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Barbara Sher	Chief Executive Officer (Principal Executive Officer)	July 18, 2024
Barbara Sher

/s/ Lana Reeve	Chief Financial and Legal Officer (Principal Financial and Accounting Officer)	July 18, 2024
Lana Reeve

/s/ Donald Hunter	Director	July 18, 2024
Donald Hunter

/s/ Aaron LoCascio	Director	July 18, 2024
Aaron LoCascio

/s/ Renah Persofsky	Director	July 18, 2024
Renah Persofsky

