Form 10-Q
period 2024-03-31
Greenlane Holdings, Inc.
filed 2024-07-25
CIK 1743745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of July 24, 2024, Greenlane Holdings, Inc. had 5,819,335 shares of Class A common stock outstanding

Greenlane Holdings, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2024

PART I

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GREENLANE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value per share amounts)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets
Cash	$157	$463
Accounts receivable, net of allowance of $2,202 and $2,209 at March 31, 2024 and December 31, 2023, respectively	1,756	1,693
Inventories, net	18,320	20,529
Vendor deposits	3,960	3,765
Other current assets (Note 8)	2,741	3,319
Total current assets	26,934	29,769

Property and equipment, net	2,358	2,476
Operating lease right-of-use assets	1,727	1,936
Other assets	4,044	3,912
Total assets	$35,063	$38,093

LIABILITIES
Current liabilities
Accounts payable	$12,909	$12,103
Accrued expenses and other current liabilities (Note 8)	3,920	3,056
Customer deposits	2,775	2,775
Current portion of notes payable	7,202	7,283
Current portion of operating leases	886	866
Current portion of finance leases	—	7
Total current liabilities	27,692	26,090

Operating leases, less current portion	782	1,010
Other liabilities	—	1
Total long-term liabilities	782	1,011
Total liabilities	28,474	27,101
Commitments and contingencies (Note 7)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share, 600,000 shares authorized, 4,324 shares issued and outstanding as of March 31, 2024; 600,000 shares authorized, 3,726 shares issued and outstanding as of December 31, 2023	42	36
Class B common stock, $0.0001 par value per share, 30,000 shares authorized, and 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	268,212	268,132
Accumulated deficit	(261,780)	(257,289)
Accumulated other comprehensive income	247	245
Total stockholders’ equity attributable to Greenlane Holdings, Inc.	6,721	11,124
Non-controlling interest	(132)	(132)
Total stockholders’ equity	6,589	10,992
Total liabilities and stockholders’ equity	$35,063	$38,093

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share amounts)

	Three months ended March 31,
	2024	2023

Net sales	$4,926	$23,959
Cost of sales	3,414	18,440
Gross profit	1,512	5,519

Operating expenses:
Salaries, benefits and payroll taxes	2,946	5,370
General and administrative	2,292	7,677
Depreciation and amortization	254	491
Total operating expenses	5,492	13,538
Loss from operations	(3,980)	(8,019)

Other income (expense), net:
Interest expense	(522)	(815)
Other income (expense), net	11	88
Total other expense, net	(511)	(727)
Loss before income taxes	(4,491)	(8,746)
Provision for (benefit from) income taxes	—	1
Net loss	(4,491)	(8,747)
Less: Net loss attributable to non-controlling interest	—	(54)
Net loss attributable to Greenlane Holdings, Inc.	$(4,491)	$(8,693)

Net loss attributable to Class A common stock per share - basic and diluted (Note 9)	$(0.85)	$(5.44)
Weighted-average shares of Class A common stock outstanding - basic and diluted (Note 9)	5,262	1,599

Other comprehensive income:
Foreign currency translation adjustments	2	178
Comprehensive loss	(4,489)	(8,569)
Less: Comprehensive loss attributable to non-controlling interest	—	—
Comprehensive loss attributable to Greenlane Holdings, Inc.	$(4,489)	$(8,569)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

	Class A Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non- Controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity
Balance December 31, 2023	3,726	$36	$268,132	$(257,289)	$245	$(132)	$10,992
Net loss	—	—	—	(4,491)	—	—	(4,491)
Equity-based compensation	184	2	84	—	—	—	86
Issuance of Class A shares - (Note 9)	414	4	(4)	—	—	—	—
Other comprehensive income	—	—	—	—	2	—	2
Balance March 31, 2024	4,324	$42	$268,212	$(261,780)	$247	$(132)	$6,589

	Class A Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non- Controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity
Balance December 31, 2022	1,599	$152	$263,880	$(225,114)	$55	$18	$38,991
Net loss	—	—	—	(8,693)	—	(54)	(8,747)
Equity-based compensation	—	—	110	—	—	—	110
Issuance of Class A shares - Amended Eyce APA (Note 3)	—	—	95	—	—	—	95
Other comprehensive income	—	—	—	—	178	—	178
Balance March 31, 2023	1,599	$152	$264,085	$(233,807)	$233	$(36)	$30,627

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the three months ended March 31,
	2024	2023

Cash flows from operating activities:
Net loss (including amounts attributable to non-controlling interest)	$(4,491)	$(8,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	254	491
Equity-based compensation expense	86	205
Change in provision for doubtful accounts	(7)	—
Other	—	222
Changes in operating assets and liabilities, net of the effects of acquisitions:
Increase in accounts receivable	(55)	(1,388)
Decrease in inventories	2,210	3,600
Decrease (increase) in vendor deposits	(195)	997
Decrease in other current assets	446	4,396
Increase in accounts payable	807	1,904
Increase in accrued expenses and other liabilities	864	962
Decrease in customer deposits	—	(759)
Net cash (used in) provided by operating activities	(81)	1,883
Cash flows from investing activities:

Purchases of property and equipment, net	(135)	(176)
Proceeds from sale of assets held for sale	—	—
Net cash used in investing activities	(135)	(176)
Cash flows from financing activities:
Payments on Eyce and DaVinci promissory notes	—	(945)
Repayments of Asset-Based Loan	—	(6,493)
Modification costs of Asset-Based Loan	—	(751)
Proceeds from future receivables financing	225	—
Repayments of loan against future accounts receivable	(307)	—
Other	(10)	—
Net cash used in financing activities	(92)	(8,189)
Effects of exchange rate changes on cash	2	178
Net decrease in cash	(306)	(6,304)
Cash and restricted cash, as of beginning of the period	463	12,176
Cash and restricted cash, as of end of the period	$157	$5,872

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(in thousands)

Reconciliation of cash and restricted cash to consolidated balance sheets

	For the three months ended March 31,
	2024	2023
Beginning of the period
Cash	$463	$6,458
Restricted cash	—	5,718
Total cash and restricted cash, beginning of period	$463	$12,176

End of the period
Cash	$157	$5,872
Restricted cash	—	—
Total cash and restricted cash, end of period	$157	$5,872

Supplemental disclosures of cash flow information
Cash paid for interest	$444	$—
Cash paid for amounts included in the measurement of lease liabilities	$—	$563

Non-cash investing and financing activities:
Non-cash purchases of property and equipment	$—	$143

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

We merchandise premium cannabis accessories, child-resistant packaging, specialty vaporization solutions and lifestyle products in the United States, Canada, Europe and Latin America, serving a diverse and expansive customer base with thousands of retail locations, licensed cannabis dispensaries, smoke shops, multi-state operators (“MSOs”), specialty retailers, and retail consumers.

We have been developing a portfolio of our own proprietary brands (the “Greenlane Brands”) that we believe will, over time, deliver higher margins and create long-term value for our customers and shareholders. Our wholly-owned Greenlane Brands includes Groove – our more affordable product line and Higher Standards – our premium smoke shop and ancillary product brand, and our award winning Vapor.com website and brand. We also have category exclusive licenses for the premium Marley Natural branded products, as well as the K.Haring branded products.

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

On August 31, 2021, we completed our merger with KushCo Holdings, Inc. (“KushCo”) and have included the results of operations of KushCo in our consolidated statements of operations and comprehensive loss from that date forward. In connection with the merger with KushCo, the Greenlane Certificate of Incorporation was amended and restated (the “A&R Charter”) in order to (i) increase the number of authorized shares of Greenlane Class B common stock, $0.0001 par value per share (the “Class B Common stock”), from 10 million shares to 30 million shares in order to effect the conversion of each outstanding share of Class C common stock, $0.0001 par value per share (the “Class C common stock”), into one-third of one share of Class B common stock, (ii) increase the number of authorized shares of Class A common stock from 125 million shares to 600 million shares, and (iii) eliminate references to the Class C common stock. Pursuant to the terms of an Agreement and Plan of Merger, dated as of March 31, 2021 (the “Merger Agreement”) with KushCo, immediately prior to the consummation of the business combination, holders of Class C common stock received one-third of one share of Class B common stock for each share of Class C common stock held immediately prior to the closing of the merger.

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

We believe that our cash on hand and the cash flow that we generate from our operations will not be sufficient to fund our working capital and capital expenditure requirements, as well as our debt repayments and other liquidity requirements associated with our existing operations, for the next 12 months. Based on our cash on hand and working capital at March 31, 2024, we may have insufficient cash to fund planned operations into the third quarter of 2024. This is evident from our continued efforts to raise capital and leverage external funding to fulfil our capital needs.

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

Management Initiatives

We have completed several initiatives to optimize our working capital requirements. In the fourth quarter of 2022, we launched Groove, a new, innovative Greenlane Brands product line, and we also rationalized and improved our third-party brands product offering, which enabled us to reduce inventory carrying costs and working capital requirements while increasing our offerings.

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

We have successfully renegotiated many of our vendor and supplier partnership terms and are continuing to improve working capital arrangements with our vendors and suppliers. We have made progress consolidating and streamlining our office, warehouse, and distribution operations footprint. We have reduced our workforce significantly to reduce costs and align with our revenue projections.

The Company has incurred net losses of $4.5 million and $8.7 million for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024 and 2023, cash (used in) provided by operating activities were $(0.1) million and $1.9 million, respectively. The recent macroeconomic environment has caused weaker demand than contemplated under the Company’s business plan, resulting in a reduction in projected revenue and cash flows for the twelve-month period included in the going concern evaluation.

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

■Increasing revenue by introducing new products, acquiring new customers, and enhancing our sales force

■Execute on strategic partnerships accretive to margins and operating cash

■Seeking additional capital through the issuance of debt or equity securities.

The unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of this going concern uncertainty. For a more complete description of our initiatives, see the Management Discussion and Analysis.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2023. The condensed consolidated results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or any other future annual or interim period. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair statement of the Company’s financial position and operating results. Certain reclassifications have been made to prior year amounts or balances to conform to the presentation adopted in the current year.

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

Segment Reporting

We manage our global business operations through our operating and reportable business segments. As of March 31, 2024, we had two reportable operating business segments: Industrial Goods and Consumer Goods. Our reportable segments have been identified based on how our chief operating decision maker (“CODM”), which is a committee comprised of our Chief Executive Officer (“CEO”) and our Chief Financial and Legal Officer (“CFO”), manages our business, makes resource allocation and operating decisions, and evaluates operating performance. See “Note 12—Segment Reporting.”

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

We generate revenue primarily from the sale of finished products to customers, whereby each product unit represents a single performance obligation. We recognize revenue from product sales when the customer has obtained control of the products, which is either at point of sale or delivery to the customer, depending upon the specific terms and conditions of the arrangement, or at the point of sale for our retail store sales. We provide no warranty on products sold. Product warranty is provided by the manufacturers. For certain product offerings such as child-resistant packaging, closed-system vaporization solutions and custom-branded retail products, we may receive a deposit from the customer (generally 25% - 50% of the total order cost, but the amount can vary by customer contract) when an order is placed by a customer. We typically complete these orders within one to six months from the date of order, depending on the complexity of the customization and the size of the order, but the completion timeline can vary by product type and terms of sales with each customer. See “Note 8—Supplemental Financial Statement Information” for a summary of changes to our customer deposits liability balance during the three months ended March 31, 2024 and the year ended December 31, 2023.

We estimate product returns based on historical experience and record them as a refund liability that reduces the net sales for the period. We analyze actual historical returns, current economic trends and changes in order volume when evaluating the adequacy of our sales returns allowance in any reporting period. Our liability for returns, which is included within “Accrued expenses and other current liabilities” in our consolidated balance sheets, was approximately $0.1 million and $0.1 million as of March 31, 2024 and December 31, 2023, respectively.

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

One customer represented approximately 28% and 26% of net sales for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, the Company has a concentration of credit risk with its accounts receivable balance as one customer represented approximately 24% and 11%, respectively, of accounts receivable.

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

We performed an analysis of the VAT overpayments to the Dutch tax authorities, which we expected to be refunded to us, and VAT payable to other EU member states, including potential fines and penalties. Based on this analysis, we recorded VAT payable of approximately $0.4 million relating to this matter within “Accrued expenses and other current liabilities” in our condensed consolidated balance sheet as of March 31, 2024 and December 31, 2023.

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

The Amended Eyce APA also provided for the payment of $0.9 million in cash in four equal installments on April 1, 2023, July 1, 2023, October 1, 2023 and January 1, 2024, contingent on the achievement of certain deliverables outlined in the Amended Eyce APA and the continued employment of certain Eyce personnel. The transaction was accounted for separately from acquisition accounting for the Eyce business combination. The April 2, 2023 and July 1, 2023 payments were paid timely, the remaining payments, if not paid timely will roll into the Synergy Imports, LLC Bridge Loan and included in the potential additionally deferred amounts under that Loan.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The carrying amounts for certain of our financial instruments, including cash, accounts receivable, accounts payable and certain accrued expenses and other assets and liabilities, approximate fair value due to the short-term nature of these instruments.

As of March 31, 2024 and December 31, 2023, we had contingent consideration that is required to be measured at fair value on a recurring basis.

Our financial instruments measured at fair value on a recurring basis were as follows at the dates indicated:

	Condensed Consolidated Balance Sheet Caption	Fair Value at March 31, 2024
(in thousands)		Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration - current	Accrued expenses and other current liabilities	$—	$—	1,000	1,000
Total Liabilities		$—	$—	$1,000	$1,000

	Condensed Consolidated Balance Sheet Caption	Fair Value at December 31, 2023
(in thousands)		Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration - current	Accrued expenses and other current liabilities	$—	$—	1,000	1,000
Total Liabilities		$—	$—	$1,000	$1,000

There were no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy during the three months ended March 31, 2024 and 2023, respectively.

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

A reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

(in thousands)	Three Months Ended March 31, 2024
Balance at December 31, 2023	$1,000
Cash payments for earned contingent consideration	—
Transfer to notes payable	—
Loss (gain) from fair value adjustments included in results of operations	—
Balance March 31, 2024	$1,000

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

Airgraft Inc., Sun Grown, and VIVA are private entities and their equity securities do not have a readily determinable fair value. We elected to measure these securities under the measurement alternative election at cost minus impairment, if any, with adjustments through earnings for observable price changes in orderly transactions for the identical or similar investment of the same issuer. We acquired our investments in Sun Grown and VIVA as part of our merger with KushCo, which we completed in August 2021. We did not identify any fair value adjustments related to these equity securities during the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024 and December 31, 2023, the carrying value of our investment in equity securities without a readily determinable fair value was approximately $1.9 million, respectively, included within “Other assets” in our condensed consolidated balance sheets.

NOTE 5. LEASES

Greenlane as a Lessee

As of March 31, 2024, we had facilities financed under operating leases consisting of warehouses and offices with lease term expirations between 2023 and 2027. Lease terms are generally three to seven years for warehouses and office space. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following table provides details of our future minimum lease payments under operating lease liabilities recorded in our condensed consolidated balance sheet as of March 31, 2024. The table below does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

(in thousands)	Operating Leases
Remainder of 2024	$685
2025	942
2026	81
2027	—
2028 and thereafter	—
Total minimum lease payments	$1,708
Less: imputed interest	40
Present value of minimum lease payments	$1,668
Less: current portion	886
Long-term portion	$782

Rent expense under operating leases was approximately $0.3 million and $0.8 million for the three months ended March 31, 2024 and 2023, respectively.

The following expenses related to our operating leases were included in “general and administrative” expenses within our condensed consolidated statements of operations and comprehensive loss:

	For the three months ended March 31,
(in thousands)	2024	2023
Operating lease cost	265	567
Variable lease cost	—	198
Total lease cost	$265	$765

The table below presents lease-related terms and discount rates as of March 31, 2024:

Operating Leases
Weighted average remaining lease terms	1.8 years
Weighted average discount rate	2.1%

NOTE 6. DEBT

Our debt balance, excluding operating lease liabilities and finance lease liabilities, consisted of the following amounts at the dates indicated:

	As of
(in thousands)	March 31, 2024	December 31, 2023
Future Receivables Financing	$2,093	$2,174
Secured Bridge Loan	5,109	5,109
	7,202	7,283
Less unamortized debt issuance costs	—	—
Less current portion of debt	(7,202)	(7,283)
Debt, net, excluding operating and finance leases and liabilities	$—	$—

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

Future Minimum Principal Payments

The following table summarizes future scheduled minimum principal payments of debt at March 31, 2024. Future debt principal payments are presented based upon the stated maturity dates in the respective debt agreement.

	Year Ending December 31,
(in thousands)	Remainder 2024	2025	2026	2027	2028	Total
Future Receivables Financing	$2,093	$—	$—	$—	$—	$2,093
Secured Bridge Loan	5,109	—	—	—	—	5,109
Total	$7,202	$—	$—	$—	$—	$7,202

NOTE 7. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In the ordinary course of business, we are involved in various legal proceedings involving a variety of matters. We do not believe there are any pending legal proceedings that will have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. We have not taken any reserves for litigation for the three months ended March 31, 2024 and 2023, respectively.

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

Other Current Assets

The following table summarizes the composition of other current assets as of the dates indicated:

	As of
(in thousands)	March 31, 2024	December 31, 2023
Other current assets:
VAT refund receivable (Note 2)	$78	$78
Prepaid expenses	748	1,207
Indemnification receivable, net	7	7
Customs bonds	1,125	1,229
Other	783	798
	$2,741	$3,319

Accrued Expenses and Other Current Liabilities

The following table summarizes the composition of accrued expenses and other current liabilities as of the dates indicated:

	As of
(in thousands)	March 31, 2024	December 31,2023
Accrued expenses and other current liabilities:
VAT payable (including amounts related to VAT matter described in Note 2)	$442	$313
Contingent consideration	1,000	1,000
Accrued employee compensation	1,503	861
Accrued expenses	632	499
Refund liability (including accounts receivable credit balances)	—	68
Sales tax payable	343	315
	$3,920	$3,056

Customer Deposits

For certain product offerings we may receive a deposit from the customer (generally 25% - 50% of the total order cost, but the amount can vary by customer contract), when an order is placed by a customer. We typically complete orders related to customer deposits within one to six months from the date of order, depending on the complexity of the customization and the size of the order, but the order completion timeline can vary by product type and terms of sale with each customer. Changes in our customer deposits liability balance during the three months ended March 31, 2024 were as follows:

(in thousands)	Customer Deposits
Balance as of December 31, 2023	$2,775
Increases due to deposits received, net of other adjustments	—
Customer Overpayments	—
Revenue recognized	—
Balance as of March 31, 2024	$2,775

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income for the periods presented were as follows:

(in thousands)	Foreign Currency Translation	Unrealized Gain or (Loss) on Derivative Instrument	Total
Balance at December 31, 2023	$245	$—	$245
Other comprehensive income	2	—	2

Balance at March 31, 2024	$247	$—	$247

(in thousands)	Foreign Currency Translation	Unrealized Gain or (Loss) on Derivative Instrument	Total
Balance at December 31, 2022	$55	$—	$55
Other comprehensive income	178	—	178

Balance at March 31, 2023	$233	$—	$233

Supplier Concentration

Our four largest vendors accounted for an aggregate of approximately 24.5% and 79.7% of our total purchases for the three months ended March 31, 2024 and 2023, respectively.

Related Party Transactions

Nicholas Kovacevich, our former Chief Corporate Development Officer owns capital stock of Blum Holdings Inc. (“Blum”). Net sales to Blum totaled approximately $0.4 million for the ended December 31, 2022. Total accounts receivable due from Blum were approximately $0.4 million as of March 31, 2024 and December 31, 2023, respectively. On February 8, 2023, we filed a lawsuit against Blum in Superior Court of California, Orange County, seeking to compel the repayment of Blum’s open balance due to us. As of the date of these financial statements were available to be issued, there has been a judgement received in favor of the Company.

Three individuals who were employees of the Company at the time are principals in Synergy Imports, LLC the Lender on the Secured Bridge Loan taken out on September 22, 2023, however, none were executive officers or directors of the Company.

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

At-the-Market Equity Offering

In August 2021, we established an “at-the-market” equity offering program (the “ATM Program”) that provides for the sale of shares of our Class A common stock having an aggregate offering price of up to $50 million, from time to time, through Cowen and Company, LLC (“Cowen”), as the sales agent. Net proceeds from sales of our shares of Class A common stock under the ATM Program are expected to be used for working capital and general corporate purposes.

Sales of our Class A common stock under the ATM Program may be made by means of transactions that are deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act, including sales made directly on the Nasdaq Capital Market or sales made to or through a market maker or through an electronic communications network. We are under no obligation to offer and sell shares of our Class A common stock under the ATM Program.

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

The table below summarizes sales of our Class A common stock under the ATM program:

($ in thousands)	August 2021 (Inception) through March 31, 2024
Class A shares sold	97,262
Gross proceeds	$12,684
Fees paid to sales agent	$381
Net proceeds	$12,303

Common Stock and Warrant Offerings

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

As of the date of this Quarterly Report on Form 10-Q, all July 2023 Pre-Funded Warrants have been exercised, based upon which we issued additional shares of our Class A common stock, for de minimis net proceeds.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of our Class A common stock is as follows (in thousands, except per share amounts):

	Three months ended March 31,
(in thousands, except per share data)	2024	2023
Numerator:
Net loss	$(4,491)	$(8,747)
Less: Net loss attributable to non-controlling interests	-	(54)
Net loss attributable to Class A common stockholders	$(4,491)	$(8,693)
Denominator:
Weighted average shares of Class A common stock outstanding	5,262	1,599
Net loss per share of Class A common stock - basic and diluted	$(0.85)	$(5.44)

The June 2022 Pre-Funded Warrants, October 2022 Pre-Funded Warrants, July 2023 Pre-Funded Warrants were included in the weighted-average in the computation of basic net loss per share of Class A common stock for the three months ended March 31, 2024 and 2023, respectively, beginning with their issuance date, as their stated exercise price of $0.001 was non-substantive and their exercise was virtually assured.

For the three months ended March 31, 2024 and 2023, respectively, shares of Class B common stock and stock options and warrants to purchase Class A common stock were excluded from the weighted-average in the computation of diluted net loss per share of Class A common stock because the effect would have been anti-dilutive.

Shares of our Class B common stock do not share in our earnings or losses and are therefore not participating securities. As such, separate calculations of basic and diluted net loss per share for each of our Class B common stock under the two-class method have not been presented for the three months ended March 31, 2024 and 2023, respectively. As of December 31, 2022, all Common Units of the Operating Company and Class B common stock had been exchanged for Class A common stock, and we owned 100.0% of the economic interests in the Operating Company.

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

Equity-Based Compensation Expense

Equity-based compensation expense is included within “salaries, benefits and payroll taxes” in our condensed consolidated statements of operations and comprehensive loss. We recognized equity-based compensation expense as follows:

	For the three months ended March 31,
(in thousands)	2024	2023
Stock options - Class A common stock	$-	$50
Restricted shares - Class A common stock	86	155
Total equity-based compensation expense	$86	$205

As of March 31, 2024, there was no remaining unrecognized compensation expense.

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

Effective on December 31, 2022, the Operating Company became wholly owned by us. As a result, the Operating Company’s tax status was converted from a partnership to a disregarded entity. Starting in 2023, 100% of the Operating Company’s U.S. income and expenses is included in our US and state tax returns.

During the three months ended March 31, 2024 and 2023, respectively, management performed an assessment of the realizability of our deferred tax assets based upon which management determined that it is not more likely than not that the results of operations will generate sufficient taxable income to realize portions of the net operating loss benefits. Consequently, we established a full valuation allowance against our deferred tax assets and reflected a carrying balance of $0 as of March 31, 2024 and December 31, 2023, respectively. In the event that management determines that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance will be made, which would reduce December the provision for income taxes.

Uncertain Tax Positions

For the three months ended March 31, 2024 and 2023, respectively, we did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties. The Company is subject to audit examination for federal and state purposes for the years 2019 – 2023. As of the date these financial statements were issued, there were not any ongoing income tax audits.

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

As noted above, we evaluated the realizability of the deferred tax assets resulting from the IPO and the related transactions completed in April 2019 and established a full valuation allowance against those benefits. As a result, we determined that the amount or timing of payments to noncontrolling interest holders under the TRA are no longer probable or reasonably estimable. Based on this assessment, our TRA liability was $0 as of March 31, 2024 and December 31, 2023.

If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, we will record a liability related to the TRA, which would be recognized as expense within our condensed consolidated statements of operations and comprehensive (loss) income.

During the three months ended March 31, 2024 and 2023, respectively, we did not make any payments, inclusive of interest, to members of the Operating Company pursuant to the TRA.

NOTE 12. SEGMENT REPORTING

We define our segments as those operations whose results are regularly reviewed by our CODM to analyze performance and allocate resources. Therefore, segment information is prepared on the same basis that management reviews financial information for operational decision-making purposes. Our CODM is a committee comprised of our CEO and our CFO.

We determined we had two operating segments as of March 31, 2024, which are the same as our reportable segments: (1) Consumer Goods and (2) Industrial Goods. These operating segments align with how we manage our business as of the third quarter of 2023. The accounting policies of the reportable segments are the same as those described in “Note 2 - Summary of Significant Accounting Policies.”

The Consumer Goods segment focuses on serving consumers across wholesale, retail and e-commerce operations—through both our proprietary Greenlane Brands, including Groove, Marley Natural, Keith Haring and Higher Standards, as well as lifestyle products and accessories from leading brands, such as Storz and Bickel, PAX, and many more. The Consumer Goods segment forms a central part of our growth strategy, especially as it relates to scaling our own portfolio of higher-margin Greenlane Brands.

The Industrial Goods segment focuses on serving the premier brands, operators, and retailers through our wholesale operations by providing ancillary products essential to their growth, such as customizable packaging and supply products, which includes our vaporization solutions offering including CCELL branded products.

Our CODM allocates resources to, and assesses the performance of, our two operating segments based on the operating segments’ net sales and gross profit. The following table sets forth information by reportable segment for the three months ended March 31, 2024 and 2023, respectively. There were no material intersegment sales during the three months ended March 31, 2024 and 2023, respectively.

The following table sets forth our net sales by major product category:

	For the three months ended March 31, 2024			For the three months ended March 31, 2023
(in thousands)	Consumer Goods	Industrial Goods	Total	Consumer Goods	Industrial Goods	Total
Net sales	$2,274	$2,652	$4,926	$7,810	$16,149	$23,959
Cost of sales	1,576	1,838	3,414	5,523	12,917	18,440
Gross profit	$698	$814	$1,512	$2,287	$3,232	$5,519

The following table sets forth specific asset categories which are reviewed by our CODM in the evaluation of operating segments:

	As of March 31, 2024			As of December 31, 2023
(in thousands)	Consumer Goods	Industrial Goods	Total	Consumer Goods	Industrial Goods	Total
Accounts receivable, net	$1,601	$155	$1,756	$642	$1,051	$1,693
Inventories, net	$6,672	$11,648	$18,320	$8,881	$11,648	$20,529
Vendor deposits	$2,153	$1,807	$3,960	$1,958	$1,807	$3,765

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

From April 1, 2024 through July 24, 2024, the Company issued 1,497,000 shares of Class A common shares in connection with the exercise of the remaining penny warrants as discussed in Note 9 of these consolidated financial statements.

On June 18, 2024, the Board unanimously approved and declared advisable, and recommended that our stockholders approve at a Special Meeting to take place on July 29, 2024,  the adoption of the 2024 Amendment to effect a reverse stock split of our Common Stock at any whole number between, and inclusive of, one-for-two to one-for-twenty. Approval of the Proposed 2024 Reverse Stock Split at the 2024 Annual Meeting will grant the Board the authority, but not the obligation, to file the 2024 Amendment to effect the Proposed 2024 Reverse Stock Split no later than August 5, 2024, with the exact ratio and timing of the Proposed 2024 Reverse Stock Split to be determined at the discretion of the Board. The exact split ratio selected by the Board will be publicly announced prior to the effectiveness of the Proposed 2024 Reserve Stock Split. For additional information about the July 29, 2024 Special Meeting and the Proposed 2024 Reverse Stock Split, please see the Company’s Definitive Proxy Statement filed with the SEC on June 28, 2024.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of Greenlane Holdings, Inc. and its consolidated subsidiaries (“Greenlane” and, collectively with the Operating Company and its consolidated subsidiaries, the “Company”, “we”, “us” and “our”) for the quarterly period ended March 31, 2024 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and related notes of Greenlane Holdings, Inc. for the year ended December 31, 2023, which are included in our Annual Report on Form 10-K.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in Part I, Item 2 of this Form 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could” and similar expressions. Examples of forward-looking statements include, without limitation:

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

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Factors that might cause such a difference include those discussed in our filings with the SEC, under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report”) and in other documents that we file from time to time with the Securities and Exchange Commission (the “SEC”).

Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances, or achievements expressed or implied by the forward-looking statements. These risks include, but are not limited to, those listed below and those discussed in greater detail in Part I, Item 1A of the 2023 Annual Report under the heading “Risk Factors.”

●	the potential delisting of our Class A common stock from Nasdaq;
●	our expectations about our ability to fully execute actions and steps that would be probable of mitigating the existence of substantial doubt regarding our ability to continue as a going concern;
●	our strategy, outlook and growth prospects;
●	general economic trends and trends in the industry and markets in which we operate;
●	our dependence on, and our ability to establish and maintain business relationships with, third-party suppliers and service suppliers;
●	our ability to access capital;
●	the competitive environment in which we operate;
●	our vulnerability to third-party transportation risks;
●	the impact of governmental laws and regulations and the outcomes of regulatory or agency proceedings;
●	our ability to accurately estimate demand for our products and maintain appropriate levels of inventory;
●	our ability to maintain or improve our operating margins and meet sales expectations;
●	our ability to adapt to changes in consumer spending and general economic conditions, including the current inflationary environment;
●	our ability to use or license certain trademarks;
●	our ability to maintain consumer brand recognition and loyalty of our products;
●	our and our customers’ ability to establish or maintain banking relationships;
●	fluctuations in U.S. federal, state, local and foreign tax obligation and changes in tariffs;
●	our ability to address product defects;
●	our exposure to potential various claims, lawsuits and administrative proceedings;
●	contamination of, or damage to, our products;

●	any unfavorable scientific studies on the long-term health risks of vaporizers, electronic cigarettes, or cannabis or hemp-derived products, including CBD;
●	failure of our information technology systems to support our current and growing business;
●	our ability to prevent and recover from internet security breaches;
●	our ability to generate adequate cash from our existing business to support our growth;
●	our ability to raise capital on favorable terms, or at all, to support the continued growth of the business;
●	our ability to protect our intellectual property rights;
●	our dependence on continued market acceptance of our products by consumers;
●	our sensitivity to global economic conditions and international trade issues;
●	our ability to comply with certain environmental, health and safety regulations;
●	our ability to successfully identify and complete strategic acquisitions;
●	natural disasters, adverse weather conditions, operating hazards, environmental incidents and labor disputes;
●	increased costs as a result of being a public company; and
●	our failure to maintain adequate internal controls over financial reporting.

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

Overview

Founded in 2005, Greenlane is the premier global platform for the development and distribution of premium cannabis accessories, vape devices, and lifestyle products. In 2021, we completed several acquisitions along with a transformative merger with KushCo Holdings, adding a significant industrial line of business to the Greenlane platform. These acquisitions strengthened our leading position as a consumer ancillary products business and significantly expanded our customer network, bringing strategic relationships with leading cannabis multi-state-operators (“MSOs”), cannabis single-state operators (“SSOs”), and Canadian licensed-producers (“LPs”). Greenlane is a leading ancillary cannabis company, providing a wide array of consumer ancillary products and industrial ancillary products to thousands of cannabis producers, processors, brands, and retailers (“related Cannabis Operators”), in addition to specialty retailers, smoke shops and head shops, convenience stores, and consumers directly through our own proprietary web stores and large online marketplaces such as Amazon.

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

We manage our business in two different, but complementary, business segments. The first is the Consumer Goods segment, which focuses on serving consumers across wholesale, retail, and e-commerce operations—offering both our Greenlane Brands as well as ancillary products and accessories from select leading third-party brands, such as Storz and Bickel, Grenco Science, PAX, Arizer and more. The Consumer Goods segment forms a central part of our growth strategy, especially as it relates to scaling our own portfolio of higher-margin proprietary owned brands. In addition to our Consumer Goods segment, we have our Industrial Goods segment, which focuses on serving Cannabis Operators by providing ancillary products essential to their daily operations and growth, such as packaging and vaporization solutions, including our Greenlane Brand Pollen Gear. Refer to “Note 12— Segment Reporting” within this Form 10-Q for additional information on our reportable segments.

Plan to Accelerate Path to Profitability and Capitalize the Business

In today’s economic landscape, particularly within the cannabis industry, achieving profitability and preserving working capital are paramount. At Greenlane, we are intensely focused on making our business profitable and well-capitalized for long-term sustainability. Our key initiatives include:

1.	Technology Enhancements: We remain fully committed to improving our technology, particularly our B2B and e-commerce platforms, to provide a seamless shopping experience for our wholesale and retail customers.

2.	Facility Footprint Rationalization: In 2023 and 2024, we optimized our facilities footprint by reducing warehouse and office space while increasing operational efficiency and improving fulfillment practices. The full benefit of those efforts are expected to be realized in 2024.

3.	Headcount Reduction: We have significantly reduced our headcount and associated salary expenses, focusing on maintaining a core group of key employees as we collectively right-size the business.

4.	Cost Structure Optimization: We continue to reduce our overall cost structure while improving margins. In April 2023, we formed two strategic partnerships (described below in greater detail) to increase margins and significantly reduce working capital requirements in our Industrial Goods segment. Similarly, our Consumer Goods segment restructured arrangements with several third-party brands in 2022 and 2023 to reduce our working capital needs.

5.	Inventory Management: In 2023, we implemented a new inventory management and lifecycle strategy that is focused on a quarterly turn and a regular review of inventory to avoid future write-offs.

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

On June 18, 2024, the Board unanimously approved and declared advisable, and recommended that our stockholders approve at a Special Meeting to take place on July 29, 2024, the adoption of the 2024 Amendment to effect a reverse stock split of our Common Stock at any whole number between, and inclusive of, one-for-two to one-for-twenty. Approval of the Proposed 2024 Reverse Stock Split at the 2024 Annual Meeting will grant the Board the authority, but not the obligation, to file the 2024 Amendment to effect the Proposed 2024 Reverse Stock Split no later than August 5, 2024, with the exact ratio and timing of the Proposed 2024 Reverse Stock Split to be determined at the discretion of the Board. The exact split ratio selected by the Board will be publicly announced prior to the effectiveness of the Proposed 2024 Reserve Stock Split. For additional information about the July 29, 2024 Special Meeting and the Proposed 2024 Reverse Stock Split, please see the Company’s Definitive Proxy Statement filed with the SEC on June 28, 2024.

All share and per share amounts were retroactively adjusted for all periods presented to give effect to the Reverse Stock Split.

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

Recent Accounting Pronouncements

See “Note 2—Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of our Form 10-K filed on July 19, 2024.

Results of Operations

The following table presents operating results for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
			% of Net sales		Change
	2024	2023	2024	2023	$	%

Net sales	$4,926	$23,959	100.0	100.0%	$(19,033)	(79.4)%
Cost of sales	3,414	18,440	69.3%	77.0%	(15,026)	(81.5)%
Gross profit	1,512	5,519	30.7%	23.0%	(4,007)	(72.6)%

Operating expenses:
Salaries, benefits and payroll taxes	2,946	5,370	59.8%	22.4%	(2,424)	(45.1)%
General and administrative	2,292	7,677	46.5%	32.0%	(5,385)	(70.1)%

Depreciation and amortization	254	491	5.2%	2.0%	(237)	(48.3)%
Total operating expenses	5,492	13,538	111.5%	56.4%	(8,046)	(59.4)%
Loss from operations	(3,980)	(8,019)	(80.8)%	(33.4)%	4,039	(50.4)%

Other income (expense), net:
Interest expense	(522)	(815)	(10.6)%	(3.4)%	293	(36.0)%
Other income, net	11	88	0.2%	0.4%	(77)	(87.5)%
Total other expense, net	(511)	(727)	(10.4)%	(3.0)%	216	(29.7)
Loss before income taxes	(4,491)	(8,746)	(91.2)%	(36.4)%	4,255	(48.7)%
Provision for (benefit from) income taxes	—	1	—%	—%	(1)	(100.0)%
Net loss	(4,491)	(8,747)	(91.2)%	(36.4)%	4,256	(48.7)%
Net loss attributable to non-controlling interest	—	(54)	—%	(0.2)%	54	(100.0)%
Net loss attributable to Greenlane Holdings, Inc.	$(4,491)	$(8,693)	(91.2)	(36.2)%	$4,202	(48.3)%

Consolidated Results of Operations

Net Sales

For the three months ended March 31, 2024, net sales were approximately $4.9 million, compared to approximately $23.9 million for the same period in 2023, representing a decrease of $19.0 million, or 79.4%. The year-over-year decrease in net sales was due to a major restructuring of our Industrial Group in April of 2023, involving our packaging and industrial vaping product lines; transitioning much of this business from a gross sales to a commission structure to preserve working capital.   Revenues decreased in the Consumer Brands Group due, in part, to restructuring efforts and shift in strategy to focus on in-house brands that carry a higher margin profile while rationalizing third-party brand offerings, which generated top line revenue with lower margins. Our Industrial Goods operating segment reported net sales of approximately $2.7 million compared to approximately $16.1 million for the same period in 2023, representing a decrease of $13.5 million or 83.9%. The consumer business also was affected by the inability to access capital markets on equitable terms, resulting in stock-outs and shortages of higher velocity inventory. The Company is continuing to focus on profitable revenue and as a result top line revenue has significantly been reduced. Concurrently, the Company has continued its focus on right-sizing the business during the fiscal year ended December 31, 2023 and through present, in an effort to reduce sales and marketing costs and reduce or eliminate certain administrative functions.

Cost of Sales and Gross Margin

For the three months ended March 31, 2024, cost of sales decreased by $15.0 million, or 81.5%, as compared to the same period in 2023. The decrease in the cost of sales is driven by the 79.4% decrease in revenue in addition to a decrease in damaged and obsolete inventory write-offs.

Gross margins increased 7.7% to 30.7% for the three months ended March 31, 2024, compared to 23.0% for the same period in 2023.

Salaries, Benefits and Payroll Taxes

Salaries, benefits and payroll taxes expenses decreased by approximately $2.4 million, or 45.1%, to $2.9 million for the three months ended March 31, 2024, compared to $5.4 million for the same period in 2023. The decrease is related to the reduction in workforce to right-size the business and focus on profitability.

As we continue to closely monitor the evolving business landscape, we remain focused on identifying cost-saving opportunities while delivering on our strategy to recruit, train, promote and retain the most talented and success-driven personnel in the industry.

General and Administrative Expenses

General and administrative expenses decreased by approximately $5.4 million, or 70.1%, for the three months ended March 31, 2024, compared to the same period in 2023. The decrease is related to major restructuring effort by the Company to reduce cost and right-size the business. Compared with the first quarter of 2023, the Company focused on reduction across the board in general and administrative expenses and saw large decreases in professional and outside services, facility expenses, outbound freight, other general and administrative, marketing, taxes and licenses, and general insurance.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $0.2 million, or 48.3%, for the three months ended March 31, 2024, compared to the same period in 2023. The decrease is related to a major restructuring effort to reduce cost and right-size the business resulting in the sale and disposal of assets related to reducing our warehousing and office footprint.

Other Income (Expense), Net

Interest expense.

Interest expense decreased approximately $0.3 million for the three months ended March 31, 2024 compared to the same period in 2023. The decrease is primarily related to reduction in overall debt financing and refinancing debt for more favorable terms.

Other expense, net.

Other income, net, decrease by approximately $0.1 million for the three months ended March 31, 2024, compared to the same period in 2023. The change is primarily due previously recognized change in fair value of equity investments recorded during the three months ended March 31, 2023.

Provision for (Benefit from) Income Taxes

For the three months ended March 31, 2024 and 2023, respectively, the effective tax rate differed from the U.S. federal statutory tax rate of 21% primarily due to the Operating Company’s pass-through structure for U.S. income tax purposes (through December 31, 2022), the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and the valuation allowance against the deferred tax asset.

Segment Operating Performance

Following the completion of the KushCo merger in late August 2021, we reassessed our operating segments based on our new organizational structure. Based on this assessment, we determined we had two operating segments as of December 31, 2021, which are the same as our reportable segments: (1) Consumer Goods, which largely comprises Greenlane’s legacy operations across the United States, Canada, and Europe, and (2) Industrial Goods, which largely comprises KushCo’s legacy operations. These changes in operating segments align with how we manage our business as of the first quarter of 2024.

The Consumer Goods segment focuses on serving consumers across wholesale, retail and e-commerce operations—through both our proprietary brands, including, Marley Natural, Keith Haring, Groove and Higher Standards, as well as lifestyle products and accessories from leading brands, like Storz and Bickel, Pax, Davinci, Eyce, Grenco Science, and many more. The Consumer Goods segment forms a central part of our growth strategy, especially as it relates to scaling our own portfolio of higher-margin proprietary owned brands.

The Industrial Goods segment focuses on serving the premier cannabis brands, operators, and retailers through our wholesale operations by providing ancillary products essential to their growth, such as customizable packaging and supply products, which includes our Greenlane Brand Pollen Gear and vaporization solutions offering, which includes CCELL branded products.

Our chief operating decision maker (“CODM”) allocates resources to and assesses the performance of our two operating segments based on the operating segments’ net sales and gross profit. The following table sets forth information by reportable segment for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
			% of Total Net sales or % of Segmented Sales		Change
	2024	2023	2024	2023	$	%
Net sales:
Consumer Goods	$2,274	$7,810	46.2%	32.6%	$(5,536)	(70.9)%
Industrial Goods	2,652	16,149	53.8%	67.4%	(13,497)	(83.6)%
Total net sales	$4,926	$23,959

Cost of sales:
Consumer Goods	$1,576	$5,523	69.3%	70.7%	$(3,947)	(71.5)%
Industrial Goods	1,838	12,917	69.4%	80.0%	(11,079)	(85.8)%
Total cost of sales	$3,414	$18,440

Gross profit:
Consumer Goods	$698	$2,287	30.7%	29.3%	$(1,589)	(69.5)%
Industrial Goods	814	3,232	30.6%	20.0%	(2,418)	(74.8)%
Total gross profit	$1,512	$5,519

Consumer Goods

For the three months ended March 31, 2024, our Consumer Goods operating segment reported net sales of approximately $2.3 million compared to approximately $7.8 million for the same period in 2023, representing a decrease of $5.5 million or 70.9%. The year-over-year decrease was due to a major restructuring and continued effort by the company to right-size the business and to reduce sales and marketing costs to align with gross profit, sale of certain Company brands and a major shift in strategy to focus on in-house brands that have a higher margin profile and rationalized third-party brand offering generating top line revenue with lower margins as well as some stockouts of key items.

For the three months ended March 31, 2024, the cost of sales decreased by $3.9 million, or 71.5%, as compared to the same period in 2023. The decrease in the cost of sales was primarily due to the decrease in the net sales of Consumer Goods.

The gross margin increased to 30.7% for the three months ended March 31, 2024, compared to a gross margin of approximately 29.3% for the same period in 2023.

Industrial Goods

For the three months ended March 31, 2024, our Industrial Goods operating segment reported net sales of approximately $2.6 million compared to approximately $16.1 million for the same period in 2023, representing a decrease of $13.5 million or 83.6%. The year-over-year decrease was due to a major restructuring from gross to net revenue recognition and continued effort by the company to right size the business and reduce sales and marketing costs to align with the gross profit and the announcement to sell the Company’s packaging business interrupting sales.

For the three months ended March 31, 2024, the cost of sales decreased by $11.1 million, or 85.8%, as compared to the same period in 2023. The decrease in the cost of sales was primarily due to the 83.6% decrease in the net sales of the Industrial Goods.

The gross margin was approximately 30.6% for the three months ended March 31, 2024, compared to a gross margin of approximately 20.0% for the same period in 2023.

Net Sales by Geographic Regions

	Three Months Ended March 31,
			% of Net sales		Change
	2024	2023	2024	2023	$	%
Net sales:
United States	$3,796	$22,392	77.1%	93.5%	$(18,596)	(83.0)%
Canada	$373	$306	7.6%	1.3%	67	22.0%
Europe	$757	$1,261	15.4%	5.2%	(504)	(40.0)%
Total net sales	$4,926	$23,959	100.0%	100.0%	$(19,033)	(79.4)%

United States

For the three months ended March 31, 2024, our United States net sales were approximately $3.8 million, compared to approximately $22.4 million for the same period in 2023, representing a decrease of $18.6 million, or 83.0%. The year-over-year decrease in net sales was due to a major restructuring effort and a shift in strategy to focus on in-house brands that carry a higher margin profile while rationalizing out third-party brand offerings, which generated top line revenue with lower margins. The Company’s transition out of the Industry packaging business, which impacted sales and required significant working capital and produced low margins. The company entered into a strategic partnership with an affiliate of one our existing vape suppliers (“Vape Partner”) to service certain key customers with vaporizer goods and services (the “Vape Partnership”). As part of the Vape Partnership, we will introduce our Vape Partner to to certain key customers, assist with the promotion and the sale of certain vaporizer goods and services, and help coordinate the logistics, storage and distribution of such vaporizer products. If our Vape Partner and key customer(s) enter into a direct relationship, the customers would directly purchase vaporizer goods and services, which we currently sell them, directly from our Vape Partner and we would no longer need to purchase such vape inventory on behalf of such key customer(s). In exchange we would earn quarterly and annual commission payments from our strategic partners. While the strategic partnerships will result in a decrease in top line revenue for these packaging and vape products these partnerships combined with some of our other restructuring initiatives, should allow us to reduce our overall cost-structure and enhance our margins, and convert millions of dollars of existing inventory back into cash, thereby improving our balance sheet. The Company is focused on profitable revenue and as a result top line revenue has significantly been reduced.

Canada

For the three months ended March 31, 2024, our Canadian net sales were approximately $0.4 million, compared to approximately $0.3 million for the same period in 2023, representing a slight increase of $0.1 million, or 22.0%. The company is currently evaluating distribution and sales channels into Canada.

Europe

For the three months ended March 31, 2024, our European net sales were approximately $0.8 million, compared to approximately $1.3 million for the same period in 2023, representing a decrease of $0.5 million or 40.0%. The decrease in net sales was due primarily to major restructuring efforts to improve the profitability of our European operations.

Liquidity, Capital Resources and Going Concern

Our primary requirements for liquidity and capital are working capital, debt service related to recent acquisitions and general corporate needs. Our primary sources of liquidity are our cash on hand and the cash flow that we generate from our operations, as well as proceeds other equity issuances. As of March 31, 2024, we had approximately $0.2 million of cash, of which none was restricted and $0.1 million was held in foreign bank accounts, and approximately $0.8 million of negative working capital, which is calculated as total current assets minus total current liabilities, as compared to approximately $0.5 million of cash, of which $0.1 million was held in foreign bank accounts, and approximately $3.7 million of working capital as of December 31, 2023. The repatriation of cash balances from our foreign subsidiaries could have adverse tax impacts or be subject to capital controls; however, these balances are generally available to fund the ordinary business operations of our foreign subsidiaries without legal or other restrictions.

We believe that our cash on hand and the cash flow that we generate from our operations will not be sufficient to fund our working capital and capital expenditure requirements, as well as our debt repayments and other liquidity requirements associated with our existing operations, for the next 12 months. Based on our cash on hand and working capital at March 31, 2024, we may have insufficient cash to fund planned operations into the third quarter of 2024. This is evident from our continued efforts to raise capital and leverage external funding to fulfill our capital needs as highlighted below.

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

We have incurred net losses of $4.5 million and $8.7 million for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024, cash used in operating activities was $0.1 million and cash used in operating activities for the year ended December 31, 2023 was $1.8 million. The recent macroeconomic environment has caused weaker demand than contemplated under our business plan, resulting in a reduction in projected revenue and cash flows for the twelve-month period included in the going concern evaluation.

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

Our opinions concerning liquidity are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity could be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on terms favorable to us, or at all.

As of March 31, 2024, we did not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash (used in) provided by operating activities	$(81)	$1,883
Net cash used in investing activities	(135)	(176)
Net cash used in financing activities	(92)	(8,189)

Net Cash (Used in) Provided by Operating Activities

During the three months ended March 31, 2024, net cash used in operating activities of approximately $0.1 million consisted of (i) net loss of $4.5 million, offset by non-cash adjustments to net loss of approximately $0.3 million, and (ii) a $4.1 million increase in working capital primarily driven by increases in accounts payable, accrued expenses of approximately $1.7 million and decreases in inventories and other current assets of approximately $2.7 million.

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

Net Cash Used in Investing Activities

During the three months ended March 31, 2024, net cash used in investing activities of approximately $0.2 million consisted primarily of capital expenditures.

During the three months ended March 31, 2023, net cash used in investing activities of approximately $0.2 million consisted primarily of capital expenditures.

Net Cash Used in Financing Activities

During the three months ended March 31, 2024, net cash used in financing activities of approximately $0.1 million primarily consisted of approximately $0.3 million in payments on loans against future accounts receivable and approximately $0.2 million in proceeds from future receivables financing.

During the three months ended March 31, 2023, net cash used in financing activities of approximately $8.2 million consisted of repayments of the Asset-Based Loan of approximately $6.5 million, payments on the Eyce and DaVinci promissory notes of approximately $0.9 million, and Asset-Based Loan costs incurred of approximately $0.8 million.

Critical Accounting Policies and Estimates

See Note 2, “Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and Part II, Item 7, “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023 for descriptions of the significant accounting policies and methods used in the preparation of our Condensed Consolidated Financial Statements. There have been no material changes to the Company’s critical accounting estimates since the Form 10-K for the year ended December 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

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

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described in Item 9A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023, which have not yet been remediated as of March 31, 2024.

Material Weaknesses Remediation Plan and Status

As previously described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021, we began implementing a remediation plan to address the material weaknesses identified in the prior year, and our management continues to be actively engaged in the remediation efforts.

As previously disclosed, in 2020, we began a multi-year implementation of a new ERP system, which will replace our existing core financial systems, and which was completed in 2023. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures, based upon which, management focused its allocation of organizational resources to ensure the successful implementation of the new ERP system during 2023, and is continuing to add additional processes for the design and implementation of effective control activities. Conversely, management noted limited efforts related to re-designing user access roles and permissions in the legacy ERP system. Based on these considerations, and subject to management’s ongoing assessment, we do not expect that the previously reported material weaknesses related to ineffective user access controls will be considered remediated until our new ERP system has been fully utilize to its potential and we have properly set controls in place. Additionally, to remediate the identified material weaknesses, we are continuing to take the following remediation actions:

●	implement enhancements to company-wide risk assessment processes and to process and control documentation;
●	enhance the Company’s review and sign-off procedures for IT implementations;
●	implement additional review procedures designed to enhance the control owner’s execution of control activities, including entity level controls, through the implementation of improved documentation standards evidencing execution of these controls, oversight, and training;
●	improve control activities and procedures associated with certain accounting areas, including proper segregation of duties and assigning personnel with the appropriate experience as preparers and reviewers over analyses relating to such accounting areas;
●	educate and train control owners regarding internal control processes to mitigate identified risks and maintain adequate documentation to evidence the effective design and operation of such processes;
●	and implement enhanced controls to monitor the effectiveness of the underlying business process controls that are dependent on the data and financial reports generated from the relevant information systems.

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

Changes in Internal Control Over Financial Reporting

As discussed above, in 2020 we began a multi-year implementation of a new ERP system which fully replaced our legacy financial systems in 2023. The ERP system is designed to accurately maintain the Company’s financial records, enhance the flow of financial information, improve data management and provide timely information to our management team. Subsequent to implementation of the new ERP system, we are continuing to change certain processes and procedures which, in turn, are expected to result in changes to our internal control over financial reporting. As such changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.

There were no other changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, see Note 7 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on July 24, 2024, except as set forth below.

There is substantial doubt about our ability to continue as a going concern through the next 12 months from the date of the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

The Company has incurred net losses of $4.5 million and $8.7 million for the three months ended March 31, 2024 and the prior year comparable period, respectively. For the three months ended March 31, 2024, used in operating activities was $0.1 million, and cash used in operating activities for the year ended December 31, 2023 was $1.8 million. Based on our cash on hand and working capital at March 31, 2024, we may have insufficient cash to fund planned operations into the third quarter of 2024. As a result of our losses and our projected cash needs, combined with our current liquidity level, substantial doubt exists about the Company’s ability to continue as a going concern over the next 12 months. The recent macroeconomic environment has caused weaker demand than contemplated under the Company’s business plan, resulting in a reduction in projected revenue and cash flows for the twelve-month period included in the going concern evaluation.

Our ability to continue as a going concern is contingent upon successful execution of management’s intended plan over the next twelve months to improve the our liquidity and profitability, which includes, without limitation:

▪	Further reducing operating costs expense by taking additional restructuring actions to align cost with revenue
▪	Increasing revenue by introducing new products and acquiring new customers.
▪	Execute on strategic partnerships accretive to margins and operating cash
▪	Seeking additional capital through the issuance of equity securities or obtaining debt financing.

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

The Company had 60 calendar days from April 18, 2024, or until June 17, 2024, to regain compliance by filing the Form 10-K and the Form 10-Q or to submit to Nasdaq a plan to regain compliance with the Nasdaq Listing Rules. We timely submitted the plan to regain compliance to Nasdaq and Nasdaq granted us additional time to file the Form 10K and 10Q and with this filing will have filed both the 10K and 10Q within the additional time period granted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
4.1	Form of July 2023 Standard Warrant (Incorporated by reference to Exhibit 4.1 to Greenlane’s Current Report on Form 8-K, filed on July 3, 2023).
4.2	Form of July 2023 Pre-Funded Warrant (Incorporated by reference to Exhibit 4.2 to Greenlane’s Current Report on Form 8-K, filed on July 3, 2023).
4.3	Form of July 2023 Warrant Amendment (Incorporated by reference to Exhibit 4.3 to Greenlane’s Current Report on Form 8-K, filed on July 3, 2023).
10.1	Form of July 2023 Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed on July 3, 2023).
10.2	Placement Agency Agreement, dated as of June 29, 2023 (Incorporated by reference to Exhibit 10.2 to Greenlane’s Current Report on Form 8-K, filed on July 3, 2023).
10.3	Loan and Security Agreement, dated as of September 22, 2023, between Greenlane and Synergy Imports, LLC. (Incorporated by reference to Exhibit 10.3 to Greenlane’s Quarterly Report on Form 10-Q, filed on January 9, 2024).
10.4	Secured Promissory Note, dated as of September 22, 2023, between Greenlane and Synergy Imports, LLC. (Incorporated by reference to Exhibit 10.4 to Greenlane’s Quarterly Report on Form 10-Q, filed on January 9, 2024).
10.5	Asset Purchase Agreement, effective May 1, 2024, by and among Greenlane Holdings, Inc, Warehouse Goods LLC and Synergy Imports LLC (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed on May 10, 2024).
10.6	Loan Modification Agreement, effective May 1, 2024, by and among Warehouse Goods LLC, Synergy Imports LLC and the Guarantors as defined therein (Incorporated by reference to Exhibit 10.2 to Greenlane’s Current Report on Form 8-K, filed on May 10, 2024).
10.7	Amended and Restated Secured Promissory Note, effective May 1, 2024, by Warehouse Goods LLC and Synergy Imports LLC (Incorporated by reference to Exhibit 10.3 to Greenlane’s Current Report on Form 8-K, filed on May 10, 2024).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders’ Equity, and (iv) Condensed Consolidated Statements of Cash Flows. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104*	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL.

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

GREENLANE HOLDINGS, INC.

Date: July 24, 2024	By:	/s/ Barbara Sher
Barbara Sher Chief Executive Officer (Principal Executive Officer)

GREENLANE HOLDINGS, INC.

Date: July 24, 2024	By:	/s/ Lana Reeve
Lana Reeve Chief Financial and Legal Officer (Principal Financial and Accounting Officer)

