Form 10-Q
period 2024-06-30
Greenlane Holdings, Inc.
filed 2024-08-14
CIK 1743745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, Greenlane Holdings, Inc. had 2,910,848 shares of Class A common stock outstanding

Greenlane Holdings, Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2024

PART I

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GREENLANE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value per share amounts)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets
Cash	$169	$463
Accounts receivable, net of allowance of $2,250 and $2,209 at June 30, 2024 and December 31, 2023, respectively	1,923	1,693
Inventories, net	17,268	20,529
Vendor deposits	3,737	3,765
Other current assets (Note 8)	2,261	3,319
Total current assets	25,358	29,769

Property and equipment, net	2,178	2,476
Operating lease right-of-use assets	1,499	1,936
Other assets	3,894	3,912
Total assets	$32,929	$38,093

LIABILITIES
Current liabilities
Accounts payable	$15,005	$12,103
Accrued expenses and other current liabilities (Note 8)	2,850	3,056
Customer deposits	2,775	2,775
Notes payable, net of debt discount	4,905	7,283
Current portion of operating leases	886	866
Current portion of finance leases	—	7
Total current liabilities	26,421	26,090

Operating leases, less current portion	554	1,010
Other liabilities	—	1
Total long-term liabilities	554	1,011
Total liabilities	26,975	27,101
Commitments and contingencies (Note 7)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share, 600,000 shares authorized, 529 shares issued and outstanding as of June 30, 2024; 600,000 shares authorized, 339 shares issued and outstanding as of December 31, 2023*	5	3
Class B common stock, $0.0001 par value per share, 30,000 shares authorized, and 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023*	—	—
Additional paid-in capital*	268,249	268,165
Accumulated deficit	(262,395)	(257,289)
Accumulated other comprehensive income	244	245
Total stockholders’ equity attributable to Greenlane Holdings, Inc.	6,103	11,124
Non-controlling interest	(149)	(132)
Total stockholders’ equity	5,954	10,992
Total liabilities and stockholders’ equity	$32,929	$38,093

*	After giving effect to the Reverse Stock Splits - See Note 9 - Stockholders’ Equity.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Net sales	$2,652	$19,625	$7,578	$43,584
Cost of sales	1,641	15,051	5,055	33,491
Gross profit	1,011	4,574	2,523	10,093
Operating expenses:
Salaries, benefits and payroll taxes	1,509	5,157	4,455	10,527
General and administrative	2,801	6,968	5,093	14,776
Depreciation and amortization	196	477	450	968
Total operating expenses	4,506	12,602	9,998	26,271
Loss from operations	(3,495)	(8,028)	(7,475)	(16,178)

Other income (expense), net:
Interest expense	(289)	(918)	(811)	(1,733)
Change in fair value of contingent consideration	1,000	—	1,000	—
Gain on extinguishment of debt	2,166	—	2,166	—
Other income (expense), net	(14)	(85)	(3)	134
Total other income (expense), net	2,863	(1,003)	2,352	(1,599)
Loss before income taxes	(632)	(9,031)	(5,123)	(17,777)
Provision for (benefit from) income taxes	—	(7)	—	(6)
Net loss	(632)	(9,024)	(5,123)	(17,771)
Less: Net income (loss) attributable to non-controlling interest	(17)	8	(17)	(46)
Net loss attributable to Greenlane Holdings, Inc.	$(615)	$(9,032)	$(5,106)	$(17,725)
Net loss attributable to Class A common stock per share - basic and diluted (Note 9)*	$(1.33)	$(62.29)	$(13.69)	$(122.24)
Weighted-average shares of Class A common stock outstanding - basic and diluted (Note 9)*	462	145	373	145
Other comprehensive income (loss):
Foreign currency translation adjustments	(3)	27	(1)	205
Comprehensive loss	(635)	(8,997)	(5,124)	(17,566)
Less: Comprehensive loss attributable to non-controlling interest	(17)	(8)	(17)	(8)
Comprehensive loss attributable to Greenlane Holdings, Inc.	$(618)	$(8,989)	$(5,107)	$(17,558)

*	After giving effect to the Reverse Stock Splits - See Note 9 - Stockholders’ Equity.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

	Class A Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non- Controlling	Total Stockholders’
	Shares*	Amount*	Capital*	Deficit	Income (Loss)	Interest	Equity
Balance December 31, 2023	339	$3	$268,165	$(257,289)	$245	$(132)	$10,992
Net loss	—	—	—	(4,491)	—	—	(4,491)
Equity-based compensation	17	—	86	—	—	—	86
Issuance of Class A shares - (Note 9)	38	1	(1)	—	—	—	—
Other comprehensive income	—	—	—	—	2	—	2
Balance March 31, 2024	394	$4	$268,250	$(261,780)	$247	$(132)	$6,589
Net loss	—	—	—	(615)	—	(17)	(632)
Issuance of Class A shares - (Note 9)	135	1	(1)	—	—	—	—
Other comprehensive income	—	—	—	—	(3)	—	(3)
Balance June 30, 2024	529	$5	$268,249	$(262,395)	$244	$(149)	$5,954

*	After giving effect to the Reverse Stock Splits - See Note 9 - Stockholders’ Equity.

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non- Controlling	Total Stockholders’
	Shares*	Amount*	Shares*	Amount*	Capital*	Deficit	Income (Loss)	Interest	Equity
Balance 12/31/2022	145	$1	—	$—	$264,031	$(225,114)	$55	$18	$38,991
Net loss	—	—	—	—	—	(8,693)	—	(54)	(8,747)
Equity-based compensation	—	—	—	—	110	—	—	—	110
Issuance of Class A shares - Amended Eyce APA (Note 3)	—	—	—	—	95	—	—	—	95
Other comprehensive income	—	—	—	—	—	—	178	—	178
Balance 3/31/2023	145	1	—	—	264,236	(233,807)	233	(36)	30,627
Net loss	—	—	—	—	—	(9,032)	—	8	(9,024)
Equity-based compensation forfeiture, net	—	—	—	—	(11)	—	—	—	(11)
Issuance of Class A shares - Amended Eyce APA (Note 3)	—	—	—	—	65	—	—	—	65
Other comprehensive income (loss)	—	—	—	—	—	—	27	—	27
Balance 6/30/2023	145	$1	—	$—	$264,290	$(242,839)	$260	$(28)	$21,684

*	After giving effect to the Reverse Stock Splits - See Note 9 - Stockholders’ Equity.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the six months ended June 30,
	2024	2023

Cash flows from operating activities:
Net loss (including amounts attributable to non-controlling interest)	$(5,123)	$(17,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	450	968
Equity-based compensation expense	86	260
Change in provision for doubtful accounts	41	(10)
Change in fair value of contingent consideration	(1,000)	103
Amortization of debt discount	33	—
Gain on extinguishment of debt	(2,166)	—
Other	—	487
Changes in operating assets and liabilities, net of the effects of acquisitions:
Increase (decrease) in accounts receivable	(271)	3,389
Decrease in inventories	2,770	10,803
Decrease in vendor deposits	28	1,283
Decrease in other current assets	1,076	4,227
Increase in accounts payable	2,904	1,949
Increase in accrued expenses and other liabilities	793	13
Decrease in customer deposits	—	(1,045)
Net cash (used in) provided by operating activities	(379)	4,656
Cash flows from investing activities:

Purchases of property and equipment, net	(151)	(306)
Proceeds from sale of equity investments	—	53
Net cash used in investing activities	(151)	(253)
Cash flows from financing activities:
Payments on Eyce and DaVinci promissory notes	—	(1,601)
Purchase consideration paid for Eyce LLC and DaVinci acquisitions		(300)
Repayments of Asset-Based Loan	—	(9,452)
Modification costs of Asset-Based Loan	—	(751)
Proceeds from notes payable	635	—
Proceeds from future receivables financing	225	—
Repayments of loan against future accounts receivable	(613)	—
Other	(10)	(29)
Net cash provided by (used in) financing activities	237	(12,133)
Effects of exchange rate changes on cash	(1)	205
Net decrease in cash	(294)	(7,525)
Cash and restricted cash, as of beginning of the period	463	12,176
Cash and restricted cash, as of end of the period	$169	$4,651

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(in thousands)

Reconciliation of cash and restricted cash to consolidated balance sheets

	For the six months ended June 30,
	2024	2023
Beginning of the period
Cash	$463	$6,458
Restricted cash	—	5,718
Total cash and restricted cash, beginning of period	$463	$12,176

End of the period
Cash	$169	$4,651
Restricted cash	—	—
Total cash and restricted cash, end of period	$169	$4,651

Supplemental disclosures of cash flow information
Cash paid for interest	$778	$1,155
Cash paid for amounts included in the measurement of lease liabilities	$—	$447

Non-cash financing activities:
Non-cash purchases of property and equipment	$—	$285
Extinguishment of debt in connection with Synergy asset purchase agreement	$2,658	$—

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

Reverse Stock Splits

On June 2, 2023, we filed a Certificate of Amendment to the A&R Charter with the Secretary of State for the State of Delaware (“SSSD”), which effected a one-for-ten reverse stock split (the “2023 Reverse Stock Split” and together with the 2022 Reverse Stock Split, the “Reverse Stock Splits”) of our issued and outstanding shares of Common Stock at 5:01 PM Eastern Time on June 5, 2023. As a result of the 2023 Reverse Stock Split, every ten shares of common stock issued and outstanding were converted into one share of common stock. We paid cash in lieu of fractional shares, and accordingly, no fractional shares were issued in connection with the 2023 Reverse Stock Split.

On July 23, 2024, the Board approved the reverse split at a ratio of one-for-11 and the Amendment has been filed with the Secretary of State of the State of Delaware, which became effective on August 5, 2024 at 12:01 AM Eastern Time, before the opening of trading on the Nasdaq.

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

Our primary requirements for liquidity and capital are working capital, debt service related to recent acquisitions and general corporate needs. Our primary sources of liquidity are our cash on hand and the cash flow that we generate from our operations, as well as proceeds from other equity issuances.

We believe that our cash on hand and the cash flow that we generate from our operations will not be sufficient to fund our working capital and capital expenditure requirements, as well as our debt repayments and other liquidity requirements associated with our existing operations, for the next 12 months. Based on our cash on hand and working capital at June 30, 2024, we may have insufficient cash to fund planned operations into the fourth quarter of 2024. This is evident from our continued efforts to raise capital and leverage external funding to fulfil our capital needs.

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

Common Stock and Warrant Offerings.

On June 29, 2023, we entered into securities purchase agreements with certain investors, pursuant to which we agreed to issue and sell an aggregate of 560,476 shares of our Class A common stock, pre-funded warrants to purchase up to 3,487,143 shares of our Class A Common Stock (the “July 2023 Pre-Funded Warrants”) and warrants to purchase up to 8,095,238 shares of our Class A common stock (the “July 2023 Standard Warrants”). The July 2023 units were offered pursuant to a Registration Statement on Form S-1 (the “July 2023 Offering”). The July 2023 Offering generated gross proceeds of approximately $4.3 million and net proceeds to the Company of approximately $3.8 million and closed on July 3, 2023. See “Note 9 – Stockholders’ Equity” for further information.

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

Future Receivables Financing

In July, August, October, and November 2023, the Company received an aggregate of approximately $3.9 million in cash pursuant to the terms of future receivables financings (collectively, the “Future Receivables Financings”) entered into with two private lenders. At June 30, 2024, $1.8 million of such financing remained outstanding. See “Note 6 - Long Term Debt” for more information.

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

In May 2024, the Company modified its debt agreement with Synergy to reduce the principal balance due by $2.7 million from $5.1 million as part of the Loan Modification Agreement concurrent with the Asset Purchase Agreement. Synergy acquired certain assets from the Company in exchange for the reduction in overall principal owed. At June 30, 2024, $2.5 million of such financing remained outstanding. See “Note 6 - Long Term Debt” for more information.

Note Payable

On June 7, 2024, the Company entered into a subscription agreement with Cobra Alternative Capital Strategies, LLC. As of June 30, 2024, the Company has been loaned $793,700 with net cash proceeds of $634,960. The note was issued with a 20% original issue discount and is due in full on December 7, 2024. See “Note 6 - Long Term Debt” for more information.

Management Initiatives

We have completed several initiatives to optimize our working capital requirements due to our inability to access capital markets on equitable terms and stock-outs and shortages of higher velocity inventory. In the fourth quarter of 2022, we launched Groove, a new, innovative Greenlane Brands product line, and we also rationalized and improved our third-party brands product offering, which enabled us to reduce inventory carrying costs and working capital requirements while increasing our offerings.

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

The Company has incurred net losses of $5.1 million and $17.8 million for the six months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, cash (used in) provided by operating activities were $(0.4) million and $4.7 million, respectively. The recent macroeconomic environment has caused weaker demand than contemplated under the Company’s business plan, resulting in a reduction in projected revenue and cash flows for the twelve-month period included in the going concern evaluation.

As a result of our losses and our projected cash needs, combined with our current liquidity level, substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon successful execution of management’s intended plan over the next twelve months to improve the Company’s liquidity and profitability, which includes, without limitation:

■	Further reducing operating costs expense by taking additional restructuring actions to align cost with revenue to achieve profitability.

■	Increasing revenue by introducing new products, acquiring new customers, and enhancing our sales force

■	Execute on strategic partnerships accretive to margins and operating cash

■	Seeking additional capital through the issuance of debt or equity securities.

The unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of this going concern uncertainty. For a more complete description of our initiatives, see the Management Discussion and Analysis.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2023. The condensed consolidated results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or any other future annual or interim period. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair statement of the Company’s financial position and operating results. Certain reclassifications have been made to prior year amounts or balances to conform to the presentation adopted in the current year.

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

Segment Reporting

We manage our global business operations through our operating and reportable business segments. As of June 30, 2024, we had two reportable operating business segments: Consumer Goods and Industrial Goods. Our reportable segments have been identified based on how our chief operating decision maker (“CODM”), which is a committee comprised of our Chief Executive Officer (“CEO”) and our Chief Financial and Legal Officer (“CFO”), manages our business, makes resource allocation and operating decisions, and evaluates operating performance. See “Note 12—Segment Reporting.”

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

We generate revenue primarily from the sale of finished products to customers, whereby each product unit represents a single performance obligation. We recognize revenue from product sales when the customer has obtained control of the products, which is either at point of sale or delivery to the customer, depending upon the specific terms and conditions of the arrangement, or at the point of sale for our retail store sales. We provide no warranty on products sold. Product warranty is provided by the manufacturers. For certain product offerings such as child-resistant packaging, closed-system vaporization solutions and custom-branded retail products, we may receive a deposit from the customer (generally 25% - 50% of the total order cost, but the amount can vary by customer contract) when an order is placed by a customer. We typically complete these orders within one to six months from the date of order, depending on the complexity of the customization and the size of the order, but the completion timeline can vary by product type and terms of sales with each customer. See “Note 8—Supplemental Financial Statement Information” for a summary of changes to our customer deposits liability balance during the six months ended June 30, 2024 and the year ended December 31, 2023.

We estimate product returns based on historical experience and record them as a refund liability that reduces the net sales for the period. We analyse actual historical returns, current economic trends and changes in order volume when evaluating the adequacy of our sales returns allowance in any reporting period. Our liability for returns, which is included within “Accrued expenses and other current liabilities” in our consolidated balance sheet, was approximately $0.1 million December 31, 2023. There were no liabilities related to refunds as of June 30, 2024.

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

One customer represented approximately 9% and 19% of net sales for the three and six months ended June 30, 2024. For the three and six months ended June 30, 2023, one customer represented approximately 38% and 32% of net sales. As of June 30, 2024 and December 31, 2023, the Company has a concentration of credit risk with its accounts receivable balance as one customer represented approximately 22% and 11%, respectively, of accounts receivable.

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

We performed an analysis of the VAT overpayments to the Dutch tax authorities, which we expected to be refunded to us, and VAT payable to other EU member states, including potential fines and penalties. Based on this analysis, we recorded VAT payable of approximately $0.6 and $0.4 million, respectively, relating to this matter within “Accrued expenses and other current liabilities” in our condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023.

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

Out-of-Period Adjustment

During the three months ended June 30, 2024, the Company recorded an out-of-period adjustment as a result of an offsetting intercompany entry to general and administrative expenses during the current period, as opposed to the three months ended March 31, 2024. The adjustment resulted in an additional net loss due to increased general administrative expenses reflected in the current period consolidated condensed statement of operations of approximately $0.9 million with no net impact to the year-to-date financial statements as of and for the six months ended June 30, 2024. The Company evaluated the quantitative and qualitative aspects of this out of period adjustment and determined that the adjustment did not have a material impact to any previously reported quarterly or annual financial statements.

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

As of December 31, 2023, we had contingent consideration that is required to be measured at fair value on a recurring basis.

Our financial instruments measured at fair value on a recurring basis were as follows at the dates indicated:

	Condensed Consolidated Balance Sheet Caption	Fair Value at December 31, 2023
(in thousands)		Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration - current	Accrued expenses and other current liabilities	$—	$—	1,000	1,000
Total Liabilities		$—	$—	$1,000	$1,000

There were no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy during the three and six months ended June 30, 2024 and 2023, respectively.

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

A reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

(in thousands)	Six Months Ended June 30, 2024
Balance at December 31, 2023	$1,000
Cash payments for earned contingent consideration	—
Transfer to notes payable	—
Gain from fair value adjustments included in results of operations	(1,000)
Balance June 30, 2024	$—

(in thousands)	Six Months Ended June 30, 2023
Balance at December 31, 2022	$2,738
Cash payments for earned contingent consideration	(300)
Loss (gain) from fair value adjustments included in results of operations	103
Balance at June 30, 2023	$2,541

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

Airgraft Inc., Sun Grown, and VIVA are private entities and their equity securities do not have a readily determinable fair value. We elected to measure these securities under the measurement alternative election at cost minus impairment, if any, with adjustments through earnings for observable price changes in orderly transactions for the identical or similar investment of the same issuer. We acquired our investments in Sun Grown and VIVA as part of our merger with KushCo, which we completed in August 2021. We did not identify any fair value adjustments related to these equity securities during the three and six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024 and December 31, 2023, the carrying value of our investment in equity securities without a readily determinable fair value was approximately $1.9 million, respectively, included within “Other assets” in our condensed consolidated balance sheets.

NOTE 5. LEASES

Greenlane as a Lessee

As of June 30, 2024, we had facilities financed under operating leases consisting of warehouses and offices with lease term expirations between 2023 and 2027. Lease terms are generally three to seven years for warehouses and office space. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following table provides details of our future minimum lease payments under operating lease liabilities recorded in our condensed consolidated balance sheet as of June 30, 2024. The table below does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

(in thousands)	Operating Leases
Remainder of 2024	$457
2025	942
2026	81
2027	—
2028 and thereafter	—
Total minimum lease payments	$1,480
Less: imputed interest	40
Present value of minimum lease payments	$1,440
Less: current portion	886
Long-term portion	$554

Rent expense under operating leases was approximately $0.3 million and $0.5 million for the three and six months ended June 30, 2024, respectively, and approximately $0.6 million and $1.2 million for the three and six months ended June 30, 2023, respectively.

The following expenses related to our operating leases were included in “general and administrative” expenses within our condensed consolidated statements of operations and comprehensive loss:

	For the six months ended June 30,
(in thousands)	2024	2023
Operating lease cost	457	1,041
Variable lease cost	—	143
Total lease cost	$457	$1,184

The table below presents lease-related terms and discount rates as of June 30, 2024:

Operating Leases
Weighted average remaining lease terms	1.6 years
Weighted average discount rate	2.1%

NOTE 6. DEBT

Our debt balance, excluding operating lease liabilities and finance lease liabilities, consisted of the following amounts at the dates indicated:

	As of
(in thousands)	June 30, 2024	December 31, 2023
Future Receivables Financing	$1,786	$2,174
Note payable	794	—
Secured Bridge Loan	2,451	5,109
	5,031	7,283
Less unamortized debt issuance costs	(126)	—
Less current portion of debt	(4,905)	(7,283)
Debt, net, excluding operating and finance leases and liabilities	$—	$—

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

Note Payable

On June 7, 2024, the Company entered into a subscription agreement for a note payable with Cobra Alternative Capital Strategies, LLC. As of June 30, 2024, the Company had been loaned $793,700 with net cash proceeds of $634,960. The note was issued with a 20% original issue discount and is due in full on December 7, 2024. Upon default, the note can be converted at a variable price equal to 30% discount to the average daily volume weighted average price (“VWAP”) for the 20 trading days preceding the date of conversion. As of June 30, 2024, the note is not considered convertible.

Secured Bridge Loan

On September 22, 2023, the Company entered into a secured loan pursuant to a Loan and Security Agreement (the “September 2023 Loan Agreement”), dated as of September 22, 2023 with Synergy Imports, LLC (the “Secured Bridge Loan Lender” or “Synergy”).

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

On May 6, 2024, the Company, Warehouse Goods and Synergy entered into an asset purchase agreement, dated May 1, 2024 (the “Asset Purchase Agreement”) pursuant to which Synergy purchased all of the intellectual property, a specified amount of inventory, and other assets related to the Eyce and DaVinci brands. In consideration for the acquisition, all parties entered into a loan modification agreement, effective May 1, 2024 (the “Loan Modification Agreement”) and an amended and restated secured promissory note, effective May 1, 2024 (the “Amended and Restated Secured Promissory Note”), an amendment to the original Eyce and Davinci Asset Purchase Agreements, a distribution agreement, the termination of a license granted by Eyce, and the termination of certain consulting and employment agreements. As part of the overall modification, the principal balance with Synergy decreased by $2.7 million from $5.1 million. Synergy acquired certain assets from the Company in exchange for the reduction in overall principal owed and as part of the transaction, the Company recognized a gain on the debt modification of $2.2 million. This amount is included in the accompanying financial statements within the statement of operations for the three and six months ended June 30, 2024 within other income (expense). At June 30, 2024, $2.5 million of such financing remained outstanding. The updated date of maturity will be through August 2024.

Future Minimum Principal Payments

The following table summarizes future scheduled minimum principal payments of debt at June 30, 2024. Future debt principal payments are presented based upon the stated maturity dates in the respective debt agreement.

	Year Ending December 31,
(in thousands)	Remainder 2024	2025	2026	2027	2028	Total
Future Receivables Financing	$1,786	$—	$—	$—	$—	$1,786
Note payable	794	—	—	—	—	794
Secured Bridge Loan	2,451	—	—	—	—	2,451
Total	$5,031	$—	$—	$—	$—	$5,031

NOTE 7. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In the ordinary course of business, we are involved in various legal proceedings involving a variety of matters. We do not believe there are any pending legal proceedings that will have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. We have not taken any reserves for litigation for the six months ended June 30, 2024 and 2023, respectively.

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

Other Current Assets

The following table summarizes the composition of other current assets as of the dates indicated:

	As of
(in thousands)	June 30, 2024	December 31, 2023
Other current assets:
VAT refund receivable (Note 2)	$217	$78
Prepaid expenses	102	1,207
Indemnification receivable, net	7	7
Customs bonds	1,126	1,229
Other	809	798
	$2,261	$3,319

Accrued Expenses and Other Current Liabilities

The following table summarizes the composition of accrued expenses and other current liabilities as of the dates indicated:

	As of
(in thousands)	June 30, 2024	December 31,2023
Accrued expenses and other current liabilities:
VAT payable (including amounts related to VAT matter described in Note 2)	$613	$313
Contingent consideration	—	1,000
Accrued employee compensation	970	861
Accrued professional fees and other expenses	758	499
Refund liability (including accounts receivable credit balances)	—	68
Sales tax payable	509	315
	$2,850	$3,056

Customer Deposits

For certain product offerings we may receive a deposit from the customer (generally 25% - 50% of the total order cost, but the amount can vary by customer contract), when an order is placed by a customer. We typically complete orders related to customer deposits within one to six months from the date of order, depending on the complexity of the customization and the size of the order, but the order completion timeline can vary by product type and terms of sale with each customer. During the six months ended June 30, 2024, the Company was still assessing any need to recognize certain deposits as income or offset against any outstanding receivables. The Company plans to resolve any outstanding customer deposits by December 31, 2024. Changes in our customer deposits liability balance during the six months ended June 30, 2024 were as follows:

(in thousands)	Customer Deposits
Balance as of December 31, 2023	$2,775
Increases due to deposits received, net of other adjustments	—
Customer Overpayments	—
Revenue recognized	—
Balance as of June 30, 2024	$2,775

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income for the periods presented were as follows:

(in thousands)	Foreign Currency Translation	Unrealized Gain or (Loss) on Derivative Instrument	Total
Balance at December 31, 2023	$245	$—	$245
Other comprehensive income	(1)	—	(1)

Balance at June 30, 2024	$244	$—	$244

(in thousands)	Foreign Currency Translation	Unrealized Gain or (Loss) on Derivative Instrument	Total
Balance at December 31, 2022	$55	$—	$55
Other comprehensive income (loss)	205	—	205
Less: Other comprehensive (income) loss attributable to non-controlling interest	—	—	—
Balance at June 30, 2023	$260	$—	$260

Supplier Concentration

Our four largest vendors accounted for an aggregate of approximately 26.5% and 25.2% of our total purchases for the three and six months ended June 30, 2024, respectively, and an aggregate of approximately 89.9% and 82.2% of our total purchases for the three and six months ended June 30, 2023, respectively.

Related Party Transactions

Nicholas Kovacevich, our former Chief Corporate Development Officer owns capital stock of Blum Holdings Inc. (“Blum”). Net sales to Blum totaled approximately $0.4 million for the ended December 31, 2022. Total accounts receivable due from Blum were approximately $0.4 million as of June 30, 2024 and December 31, 2023, respectively. On February 8, 2023, we filed a lawsuit against Blum in Superior Court of California, Orange County, seeking to compel the repayment of Blum’s open balance due to us. As of the date of these financial statements were available to be issued, there has been a judgement received in favor of the Company.

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

On June 18, 2024, the Board unanimously approved and declared advisable, and recommended that our stockholders approve at a Special Meeting to take place on July 29, 2024, the adoption of the 2024 Amendment to effect a reverse stock split of our Common Stock at any whole number between, and inclusive of, one-for-two to one-for-twenty. Approval of the Proposed 2024 Reverse Stock Split at the 2024 Annual Meeting will grant the Board the authority, but not the obligation, to file the 2024 Amendment to effect the Proposed 2024 Reverse Stock Split no later than August 5, 2024, with the exact ratio and timing of the Proposed 2024 Reverse Stock Split to be determined at the discretion of the Board. On July 23, 2024, the Board approved the reverse split at a ratio of one-for-11 and the Amendment has been filed with the Secretary of State of the State of Delaware, which will become effective on August 5, 2024 at 12:01 AM Eastern Time, before the opening of trading on the Nasdaq. For additional information about the July 29, 2024 Special Meeting and the 2024 Reverse Stock Split, see the Company’s Definitive Proxy Statement filed with the SEC on June 28, 2024 and Form 8-K filed with the SEC on July 31, 2024.

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

Non-Controlling Interest

As discussed in “Note 1—Business Operations and Organization”, we consolidate the financial results of the Operating Company in our consolidated financial statements and report a non-controlling interest related to the Common Units held by non-controlling interest holders. As of December 31, 2022, all Common Units of the Operating Company and Class B common stock had been exchanged for Class A common stock, and we owned 100.0% of the economic interests in the Operating Company. The non-controlling interest in the accompanying consolidated statements of operations and comprehensive loss represents the portion of the net loss attributable to the economic interest in the Operating Company previously held by the non-controlling holders of Common Units calculated based on the weighted average non-controlling interests’ ownership during the periods presented.

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

The table below summarizes sales of our Class A common stock under the ATM program:

($ in thousands)	August 2021 (Inception) through June 30, 2024
Class A shares sold	8,842
Gross proceeds	$12,684
Fees paid to sales agent	$381
Net proceeds	$12,303

Common Stock and Warrant Offerings

July 2023 Offering

On June 29, 2023, we entered into securities purchase agreements with certain investors, pursuant to which we agreed to issue and sell an aggregate of 50,952 shares of our Class A common stock, pre-funded warrants to purchase up to 317,013 shares of our Class A common stock (the “July 2023 Pre-Funded Warrants”) and warrants to purchase up to 735,931 shares of our Class A common stock (the “July 2023 Standard Warrants”). The July 2023 units each consisted of one share of Class A common stock or a July 2023 Pre-Funded Warrant and two July 2023 Standard Warrants to purchase one share of our Class A common stock. The July 2023 units were offered pursuant to an effective Registration Statement on Form S-1. The July 2023 Standard Warrants are exercisable immediately at an exercise price equal to $1.05 per share of Class A common stock for a period of five years. Each July 2023 Pre-Funded Warrant is exercisable immediately with no expiration date for one share of Class A common stock at an exercise price of $0.0001. The July 2023 Offering generated gross proceeds of approximately $4.3 million and net proceeds to the Company of approximately $3.8 million.

As of the date of this Quarterly Report on Form 10-Q, all July 2023 Pre-Funded Warrants have been exercised, based upon which we issued additional shares of our Class A common stock, for de minimis net proceeds.

In connection with the July 2023 Offering, the Company entered into privately negotiated agreements with holders participating in the offering to amend existing outstanding warrants to purchase up to 122,215 shares of Class A common stock that were previously issued in connection with the June 2022 and October 2022 Offerings at exercise prices per share of $50.00 and $9.00, respectively, and expire on December 29, 2027 and November 1, 2029, respectively (collectively, the “Prior Warrants”), effective upon the closing of the July 2023 Offering to reduce the exercise price of the Prior Warrants to $1.05, the exercise price of the warrants to purchase shares of Class A common stock offered in the July 2023 Offering. All other terms of the Prior Warrants remained unchanged.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of our Class A common stock is as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023

Numerator:
Net loss	$(632)	$(9,024)	$(5,123)	$(17,771)
Less: Net income (loss) attributable to non-controlling interests	(17)	8	(17)	(46)
Net loss attributable to Class A common stockholders	$(615)	$(9,032)	$(5,106)	$(17,725)
Denominator:
Weighted average shares of Class A common stock outstanding	462	145	373	145
Net loss per share of Class A common stock - basic and diluted	$(1.33)	$(62.29)	$(13.69)	$(122.24)

For the three and six months ended June 30, 2024 and 2023, respectively, stock options and warrants to purchase Class A common stock were excluded from the weighted-average in the computation of diluted net loss per share of Class A common stock because the effect would have been anti-dilutive.

NOTE 10. COMPENSATION PLANS

Amended and Restated 2019 Equity Incentive Plan

In April 2019, we adopted the 2019 Equity Incentive Plan (the “2019 Plan”). In August 2021, we adopted, and our shareholders approved, the Amended and Restated 2019 Equity Incentive Plan (the “Amended 2019 Plan”), which amends and restates the 2019 Plan in its entirety. At our 2022 Annual Meeting of Stockholders on August 4, 2022, stockholders approved the Second Amended and Restated 2019 Equity Incentive Plan (the “Second Amended 2019 Plan”) which, among other things, increased the number of shares of Class A common stock authorized for issuance under the Amended 2019 Plan. Following the effect of the Reverse Stock Splits, the total number of shares of Class A common stock authorized for issuance is 10,000 shares.

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

On June 2, 2023, the Company’s stockholders approved a third amendment and restatement of the 2019 Plan (the “Third Amended Plan”). The Third Amended Plan, among other things, increases the number of shares of Class A common stock authorized for issuance under the Second Amended 2019 Plan by 19,078 shares to an aggregate of 29,078 shares. As of the date of this Quarterly Report on Form 10-Q, we have not filed a Registration Statement on Form S-8 with the Securities and Exchange Commission to register the additional shares authorized under the Third Amended Plan.

Equity-Based Compensation Expense

Equity-based compensation expense is included within “salaries, benefits and payroll taxes” in our condensed consolidated statements of operations and comprehensive loss. We recognized equity-based compensation expense as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2024	2023	2024	2023
Stock options - Class A common stock	$—	$28	$—	$79
Restricted shares - Class A common stock	—	(39)	86	21
Total equity-based compensation expense	$—	$(11)	$86	$100

As of June 30, 2024, there was no remaining unrecognized compensation expense.

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

During the three and six months ended June 30, 2024 and 2023, respectively, management performed an assessment of the realizability of our deferred tax assets based upon which management determined that it is not more likely than not that the results of operations will generate sufficient taxable income to realize portions of the net operating loss benefits. Consequently, we established a full valuation allowance against our deferred tax assets and reflected a carrying balance of $0 as of June 30, 2024 and December 31, 2023, respectively. In the event that management determines that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance will be made, which would reduce December the provision for income taxes.

Uncertain Tax Positions

For the three and six months ended June 30, 2024 and 2023, respectively, we did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties. The Company is subject to audit examination for federal and state purposes for the years 2019 – 2023. As of the date these financial statements were issued, there were not any ongoing income tax audits.

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

As noted above, we evaluated the realizability of the deferred tax assets resulting from the IPO and the related transactions completed in April 2019 and established a full valuation allowance against those benefits. As a result, we determined that the amount or timing of payments to noncontrolling interest holders under the TRA are no longer probable or reasonably estimable. Based on this assessment, our TRA liability was $0 as of June 30, 2024 and December 31, 2023.

If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, we will record a liability related to the TRA, which would be recognized as expense within our condensed consolidated statements of operations and comprehensive (loss) income.

During the three and six months ended June 30, 2024 and 2023, respectively, we did not make any payments, inclusive of interest, to members of the Operating Company pursuant to the TRA.

NOTE 12. SEGMENT REPORTING

We define our segments as those operations whose results are regularly reviewed by our CODM to analyze performance and allocate resources. Therefore, segment information is prepared on the same basis that management reviews financial information for operational decision-making purposes. Our CODM is a committee comprised of our CEO and our CFO.

We determined we had two operating segments as of June 30, 2024, which are the same as our reportable segments: (1) Consumer Goods and (2) Industrial Goods. These operating segments align with how we manage our business as of the second quarter of 2024. The accounting policies of the reportable segments are the same as those described in “Note 2 - Summary of Significant Accounting Policies.”

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

Our CODM allocates resources to, and assesses the performance of, our two operating segments based on the operating segments’ net sales and gross profit. The following table sets forth information by reportable segment for the three and six months ended June 30, 2024 and 2023, respectively. There were no material intersegment sales during the three and six months ended June 30, 2024 and 2023, respectively.

The following table sets forth our net sales by major product category:

	For the three months ended June 30, 2024			For the three months ended June 30, 2023
(in thousands)	Consumer Goods	Industrial Goods	Total	Consumer Goods	Industrial Goods	Total
Net sales	$900	$1,752	$2,652	$6,025	$13,600	$19,625
Cost of sales	757	884	1,641	4,222	10,829	15,051
Gross profit	$143	$868	$1,011	$1,803	$2,771	$4,574

	For the six months ended June 30, 2024			For the six months ended June 30, 2023
(in thousands)	Consumer Goods	Industrial Goods	Total	Consumer Goods	Industrial Goods	Total
Net sales	$3,174	$4,404	$7,578	$13,835	$29,749	$43,584
Cost of sales	2,333	2,722	5,055	9,745	23,746	33,491
Gross profit	$841	$1,682	$2,523	$4,090	$6,003	$10,093

The following table sets forth specific asset categories which are reviewed by our CODM in the evaluation of operating segments:

	As of June 30, 2024			As of December 31, 2023
(in thousands)	Consumer Goods	Industrial Goods	Total	Consumer Goods	Industrial Goods	Total
Accounts receivable, net	$1,768	$155	$1,923	$642	$1,051	$1,693
Inventories, net	$5,620	$11,648	$17,268	$8,881	$11,648	$20,529
Vendor deposits	$1,930	$1,807	$3,737	$1,958	$1,807	$3,765

NOTE 13. SUBSEQUENT EVENTS

On July 23, 2024, the Board approved the reverse split at a ratio of one-for-11 and the Amendment has been filed with the Secretary of State of the State of Delaware, which became effective on August 5, 2024 at 12:01 AM Eastern Time, before the opening of trading on the Nasdaq. See “Note 9—Stockholders’ Equity”.

On August 7, 2024, Greenlane Holdings, Inc. (the “Company”) issued a note (the “Note”) in the principal amount of $3,237,269 to Cobra Alternative Strategies, LLC (the “Investor”). The Note is due the earlier of (i)February 5, 2025; or (ii) the Company’s receipt of at least $3,500,000 of gross proceeds from an offering of their securities (a “Qualified Offering”).and contain a 20% original issue discount. The Notes are convertible into common stock after maturity if not paid prior. In connection with the issuance of the Note, the Company issued the Investor warrants to purchase up to 1,618,635 shares at the Qualified Offering Price.

On August 12, 2024, the Company entered into a securities purchase agreement with a single institutional investor for aggregate gross cash proceeds of $6.5 million. In connection with the private placement, the Company will issue an aggregate of 2,363,637 units and pre-funded units. The pre-funded units will be sold at the same purchase price as the units, less the pre-funded warrant exercise price of $0.00001. Each unit and pre-funded unit will consist of one share of common stock (or one pre-funded warrant) and two common warrants, each exercisable for one share of common stock at an exercise price of $2.50 per share. The common warrant will be exercisable on the initial exercise date described in the common warrant and will expire 5.0 years from such date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of Greenlane Holdings, Inc. and its consolidated subsidiaries (“Greenlane” and, collectively with the Operating Company and its consolidated subsidiaries, the “Company”, “we”, “us” and “our”) for the quarterly period ended June 30, 2024 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and related notes of Greenlane Holdings, Inc. for the year ended December 31, 2023, which are included in our Annual Report on Form 10-K.

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

We have been developing a world-class portfolio of our own proprietary brands (the “Greenlane Brands”) and carefully curated third-party products that we believe will, over time, deliver higher margins and create long-term value for our customers and shareholders. Our wholly-owned Greenlane Brands includes our recently launched more affordable product line – Groove, innovative silicone pipes and accessories and premium ancillary product brand – Higher Standards. We also have category exclusive licenses for the premium Marley Natural branded products, as well as the K. Haring Glass Collection.

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

On May 6, 2024, the Company, Warehouse Goods and Synergy entered into an asset purchase agreement, dated May 1, 2024 (the “Asset Purchase Agreement”) pursuant to which Synergy purchased all of the intellectual property, a specified amount of inventory, and other assets related to the Eyce and DaVinci brands. In consideration for the acquisition, all parties entered into a loan modification agreement, effective May 1, 2024 (the “Loan Modification Agreement”) and an amended and restated secured promissory note, effective May 1, 2024 (the “Amended and Restated Secured Promissory Note”), an amendment to the original Eyce and Davinci Asset Purchase Agreements, a distribution agreement, the termination of a license granted by Eyce, and the termination of certain consulting and employment agreements. As part of the overall modification, the principal balance with Synergy decreased by $2.7 million from $5.1 million. Synergy acquired certain assets from the Company in exchange for the reduction in overall principal owed and as part of the transaction, the Company recognized a gain on the debt modification of $2.2 million. This amount is included in the accompanying financial statements within the statement of operations for the three and six months ended June 30, 2024 within other income (expense). At June 30, 2024, $2.5 million of such financing remained outstanding. The updated date of maturity will be through August 2024.

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

On July 23, 2024, the Board approved the reverse split at a ratio of one-for-11 and the Amendment has been filed with the Secretary of State of the State of Delaware, which became effective on August 5, 2024 at 12:01 AM Eastern Time, before the opening of trading on the Nasdaq.

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

Results of Operations

The following table presents operating results for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,						Six Months Ended June 30,
			% of Net sales		Change				% of Net sales		Change
	2024	2023	2024	2023	$	%	2024	2023	2024	2023	$	%

Net sales	2,652	19,625	100.0%	100.0%	$(16,973)	(86.5)%	7,578	43,584	100.0%	100.0%	$(36,006)	(82.6)%
Cost of sales	1,641	15,051	61.9%	76.7%	(13,410)	(89.1)%	5,055	33,491	66.7%	76.8%	(28,436)	(84.9)%
Gross profit	1,011	4,574	38.1%	23.3%	(3,563)	(77.9)%	2,523	10,093	33.3%	23.2%	(7,570)	(75.0)%

Operating expenses:
Salaries, benefits and payroll taxes	1,509	5,157	56.9%	26.3%	(3,648)	(70.7)%	4,455	10,527	58.8%	24.2%	(6,072)	(57.7)%
General and administrative	2,801	6,968	105.6%	35.5%	(4,167)	(59.8)%	5,093	14,776	67.2%	33.9%	(9,683)	(65.5)%
Depreciation and amortization	196	477	7.4%	2.4%	(281)	(58.9)%	450	968	5.9%	2.2%	(518)	(53.5)%
Total operating expenses	4,506	12,602	169.9%	64.2%	(8,096)	(64.2)%	9,998	26,271	131.9%	60.3%	(16,273)	(61.9)%
Loss from operations	(3,495)	(8,028)	(131.8)%	(40.9)%	4,533	(56.5)%	(7,475)	(16,178)	(98.6)%	(37.1)%	8,703	(53.8)%

Other income (expense), net:
Interest expense	(289)	(918)	(10.9)%	(4.7)%	629	(68.5)%	(811)	(1,733)	(10.7)%	(4.0)%	922	(53.2)%
Change in fair value of contingent consideration	1,000	-	37.7%	-	1,000	100.0%	1,000	-	13.2%	-	1,000	100.0%
Gain on extinguishment of debt	2,166	-	81.7%	-	2,166	100.0%	2,166	-	28.6%	-	2,166	100.0%
Other income (expense), net	(14)	(85)	(0.5)%	(0.4)%	71	(83.5)%	(3)	134	-%	0.3%	(137)	(102.2)%
Total other expense, net	2,863	(1,003)	108.0%	(5.1)%	3,866	(385.4)%	2,352	(1,599)	31.0%	(3.7)	3,951	(247.1)
Loss before income taxes	(632)	(9,031)	(23.8)%	(46.0)%	8,399	(93.0)%	(5,123)	(17,777)	(67.6)%	(40.8)%	12,654	(71.2)%
Provision for (benefit from) income taxes	-	(7)	-%	—%	7	(100.0)%	-	(6)	-%	—%	6	(100.0)%
Net loss	(632)	(9,024)	(23.8)%	(46.0)%	8,392	(93.0)%	(5,123)	(17,771)	(67.6)%	(40.8)%	12,648	(71.2)%
Net income (loss) attributable to non-controlling interest	(17)	8	(0.6)%	—%	(25)	(312.5)%	(17)	(46)	(0.2)%	(0.1)%	29	(63.0)%
Net loss attributable to Greenlane Holdings, Inc.	$(615)	$(9,032)	(23.2)	(46.0)%	$8,417	(93.2)%	$(5,106)	$(17,725)	(67.4)%	(40.7)%	12,619	(71.2)%

Consolidated Results of Operations

Net Sales

For the three months ended June 30, 2024, net sales were approximately $2.6 million, compared to approximately $19.6 million for the same period in 2024, representing a decrease of $17.0 million, or 86.5%. The year-over-year decrease in net sales was due to a major restructuring of our Industrial Group in April of 2023, involving our packaging and industrial vaping product lines; transitioning much of this business from a gross sales to a commission structure to preserve working capital. Revenues decreased in the Consumer Brands Group due, in part, to restructuring efforts and shift in strategy to focus on in-house brands that carry a higher margin profile while rationalizing third-party brand offerings, which generated top line revenue with lower margins. Our Industrial Goods operating segment reported net sales of approximately $1.7 million compared to approximately $13.6 million for the same period in 2023, representing a decrease of $11.9 million or 87.5%. The consumer business also was affected by the inability to access capital markets on equitable terms, resulting in stock-outs and shortages of higher velocity inventory. The Company is continuing to focus on profitable revenue and as a result top line revenue has significantly been reduced. Concurrently, the Company has continued its focus on right-sizing the business during the fiscal year ended December 31, 2023 and through present, in an effort to reduce sales and marketing costs and reduce or eliminate certain administrative functions.

For the six months ended June 30, 2024, net sales were approximately $7.6 million, compared to approximately $43.6 million for the same period in 2024, representing a decrease of $36.0 million, or 82.6%. The year-over-year decrease in net sales was due to a major restructuring of our Industrial Group in April of 2023, involving our packaging and industrial vaping product lines; transitioning much of this business from a gross sales to a commission structure to preserve working capital. Revenues decreased in the Consumer Brands Group due, in part, to restructuring efforts and shift in strategy to focus on in-house brands that carry a higher margin profile while rationalizing third-party brand offerings, which generated top line revenue with lower margins. Our Industrial Goods operating segment reported net sales of approximately $4.4 million compared to approximately $29.7 million for the same period in 2023, representing a decrease of $25.3 million or 85.2%. The consumer business also was affected by the inability to access capital markets on equitable terms, resulting in stock-outs and shortages of higher velocity inventory. The Company is continuing to focus on profitable revenue and as a result top line revenue has significantly been reduced. Concurrently, the Company has continued its focus on right-sizing the business during the fiscal year ended December 31, 2023 and through present, in an effort to reduce sales and marketing costs and reduce or eliminate certain administrative functions.

Cost of Sales and Gross Margin

For the three months ended June 30, 2024, cost of sales decreased by $13.4 million, or 89.1%, as compared to the same period in 2023. The decrease in the cost of sales is driven by the 86.5% decrease in revenue in addition to a decrease in damaged and obsolete inventory write-offs.

For the six months ended June 30, 2024, cost of sales decreased by $28.4 million, or 84.9%, as compared to the same period in 2023. The decrease in the cost of sales is driven by the 82.6% decrease in revenue in addition to a decrease in damaged and obsolete inventory write-offs.

Gross margin percentage increased 14.8% to 38.1% for the three months ended June 30, 2024, compared to 23.3% for the same period in 2023.

Gross margin percentage increased 10.1% to 33.3% for the six months ended June 30, 2024, compared to 23.2% for the same period in 2023.

Salaries, Benefits and Payroll Taxes

Salaries, benefits and payroll taxes expenses decreased by approximately $3.6 million, or 70.7%, to $1.5 million for the three months ended June 30, 2024, compared to $5.2 million for the same period in 2023. The decrease is related to the reduction in workforce to right-size the business and focus on profitability.

Salaries, benefits and payroll taxes expenses decreased by approximately $6.1 million, or 57.7%, to $4.5 million for the six months ended June 30, 2024, compared to $10.5 million for the same period in 2023. The decrease is related to the reduction in workforce to right-size the business and focus on profitability.

As we continue to closely monitor the evolving business landscape, we remain focused on identifying cost-saving opportunities while delivering on our strategy to recruit, train, promote and retain the most talented and success-driven personnel in the industry.

General and Administrative Expenses

General and administrative expenses decreased by approximately $4.2 million, or 59.8%, for the three months ended June 30, 2024, compared to the same period in 2023. The decrease is related to major restructuring effort by the Company to reduce cost and right-size the business. Compared with the first quarter of 2023, the Company focused on reduction across the board in general and administrative expenses and saw large decreases in professional and outside services, facility expenses, outbound freight, other general and administrative, marketing, taxes and licenses, and general insurance.

General and administrative expenses decreased by approximately $9.7 million, or 65.5%, for the six months ended June 30, 2024, compared to the same period in 2023. The decrease is related to major restructuring effort by the Company to reduce cost and right-size the business. Compared with the first quarter of 2023, the Company focused on reduction across the board in general and administrative expenses and saw large decreases in professional and outside services, facility expenses, outbound freight, other general and administrative, marketing, taxes and licenses, and general insurance.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $0.3 million, or 58.9%, for the three months ended June 30, 2024, compared to the same period in 2023. The decrease is related to a major restructuring effort to reduce cost and right-size the business resulting in the sale and disposal of assets related to reducing our warehousing and office footprint.

Depreciation and amortization expense decreased $0.5 million, or 53.5%, for the six months ended June 30, 2024, compared to the same period in 2023. The decrease is related to a major restructuring effort to reduce cost and right-size the business resulting in the sale and disposal of assets related to reducing our warehousing and office footprint.

Other Income (Expense), Net

Interest expense.

Interest expense decreased approximately $0.6 million for the three months ended June 30, 2024 compared to the same period in 2023. The decrease is primarily related to reduction in overall debt financing and refinancing debt for more favorable terms.

Interest expense decreased approximately $0.9 million for the six months ended June 30, 2024 compared to the same period in 2023. The decrease is primarily related to reduction in overall debt financing and refinancing debt for more favorable terms.

Change in fair value of contingent consideration

There was a change in fair value of contingent consideration of approximately $1.0 million for the three and six months ended June 30, 2024 compared to the same periods in 2023. The change is primarily related to known reductions in earnouts related to Davinci and Eyce products.

Gain on debt extinguishment

There was an increase in gain on debt extinguishment of approximately $2.2 million for the three and six months ended June 30, 2024, compared to the same periods in 2023. The change is primarily related to a difference in the reduction in overall debt modification with Synergy, offset by the carrying value of the Davinci and Eyce assets acquired by Synergy. For further information, see Note 6, “Debt” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Other expense, net.

Other income, net, decreased by approximately $0.1 million for the three and six months ended June 30, 2024, compared to the same period in 2023. The change is primarily due previously recognized change in fair value of equity investments recorded during the three and six months ended June 30, 2023.

Provision for (Benefit from) Income Taxes

For the three and six months ended June 30, 2024 and 2023, respectively, the effective tax rate differed from the U.S. federal statutory tax rate of 21% primarily due to the Operating Company’s pass-through structure for U.S. income tax purposes (through December 31, 2022), the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and the valuation allowance against the deferred tax asset.

Segment Operating Performance

Following the completion of the KushCo merger in late August 2021, we reassessed our operating segments based on our new organizational structure. Based on this assessment, we determined we had two operating segments as of December 31, 2021, which are the same as our reportable segments: (1) Consumer Goods, which largely comprises Greenlane’s legacy operations across the United States, Canada, and Europe, and (2) Industrial Goods, which largely comprises KushCo’s legacy operations. These changes in operating segments align with how we manage our business as of the second quarter of 2024.

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

Our chief operating decision maker (“CODM”) allocates resources to and assesses the performance of our two operating segments based on the operating segments’ net sales and gross profit. The following table sets forth information by reportable segment for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,						Six Months Ended June 30,
			% of Total Net sales		Change				% of Total Net sales		Change
	2024	2023	2024	2023	$	%	2024	2023	2024	2023	$	%
Net sales:
Consumer Goods	$900	$6,025	33.9%	30.7%	$(5,125)	(85.1)%	$3,174	$13,835	41.9%	31.7%	$(10,661)	(77.1)%
Industrial Goods	1,752	13,600	66.1%	69.3%	(11,848)	(87.1)%	4,404	29,749	58.1%	68.3%	(25,345)	(85.2)%
Total net sales	$2,652	$19,625					$7,578	$43,584

			% of Segment Net sales		Change				% of Segment Net sales		Change
	2024	2023	2024	2023	$	%	2024	2023	2024	2023	$	%
Cost of sales:
Consumer Goods	$757	$4,222	84.1%	70.1%	$(3,465)	(82.1)%	$2,333	$9,745	73.5%	70.4%	$(7,412)	(76.1)%
Industrial Goods	884	10,829	50.4%	79.6%	(9,945)	(91.8)%	2,722	23,746	61.8%	79.8%	(21,024)	(88.5)%
Total cost of sales	$1,641	$15,051					$5,055	$33,491
Gross profit:
Consumer Goods	$143	$1,803	15.9%	29.9%	$(1,660)	(92.1)%	$841	$4,090	26.5%	29.6%	$(3,249)	(79.4)%
Industrial Goods	868	2,771	49.6%	20.4%	(1,903)	(68.7)%	1,682	6,003	38.2%	20.2%	(4,321)	(72.0)%
Total gross profit	$1,011	$4,574					$2,523	$10,093

Consumer Goods

For the three months ended June 30, 2024, our Consumer Goods operating segment reported net sales of approximately $0.9 million compared to approximately $6.0 million for the same period in 2023, representing a decrease of $5.1 million or 85.1%. The year-over-year decrease was due to a major restructuring and continued effort by the company to right-size the business and to reduce sales and marketing costs to align with gross profit, sale of certain Company brands and a major shift in strategy to focus on in-house brands that have a higher margin profile and rationalized third-party brand offering generating top line revenue with lower margins as well as some stockouts of key items. In addition, the consumer business also was affected by the inability to access capital markets on equitable terms, resulting in stock-outs and shortages of higher velocity inventory.

For the six months ended June 30, 2024, our Consumer Goods operating segment reported net sales of approximately $3.2 million compared to approximately $13.8 million for the same period in 2023, representing a decrease of $10.7 million or 77.1%. The year-over-year decrease was due to a major restructuring and continued effort by the company to right-size the business and to reduce sales and marketing costs to align with gross profit, sale of certain Company brands and a major shift in strategy to focus on in-house brands that have a higher margin profile and rationalized third-party brand offering generating top line revenue with lower margins as well as some stockouts of key items. In addition, the consumer business also was affected by the inability to access capital markets on equitable terms, resulting in stock-outs and shortages of higher velocity inventory.

For the three months ended June 30, 2024, the cost of sales decreased by $3.5 million, or 82.1%, as compared to the same period in 2023. The decrease in the cost of sales was primarily due to the decrease in the net sales of Consumer Goods.

For the six months ended June 30, 2024, the cost of sales decreased by $7.4 million, or 76.1%, as compared to the same period in 2023. The decrease in the cost of sales was primarily due to the decrease in the net sales of Consumer Goods.

The gross margin decreased to 15.9% for the three months ended June 30, 2024, compared to a gross margin of approximately 29.9% for the same period in 2023.

The gross margin decreased to 26.5% for the six months ended June 30, 2024, compared to a gross margin of approximately 29.6% for the same period in 2023.

Industrial Goods

For the three months ended June 30, 2024, our Industrial Goods operating segment reported net sales of approximately $1.8 million compared to approximately $13.6 million for the same period in 2023, representing a decrease of $11.8 million or 87.1%. The year-over-year decrease was due to a major restructuring from gross to net revenue recognition and continued effort by the company to right size the business and reduce sales and marketing costs to align with the gross profit and the announcement to sell the Company’s packaging business interrupting sales.

For the six months ended June 30, 2024, our Industrial Goods operating segment reported net sales of approximately $4.4 million compared to approximately $29.7 million for the same period in 2023, representing a decrease of $25.3 million or 85.2%. The year-over-year decrease was due to a major restructuring from gross to net revenue recognition and continued effort by the company to right size the business and reduce sales and marketing costs to align with the gross profit and the announcement to sell the Company’s packaging business interrupting sales.

For the three months ended June 30, 2024, the cost of sales decreased by $9.9 million, or 91.8%, as compared to the same period in 2023. The decrease in the cost of sales was primarily due to the 87.1% decrease in the net sales of the Industrial Goods.

For the six months ended June 30, 2024, the cost of sales decreased by $21.0 million, or 88.5%, as compared to the same period in 2023. The decrease in the cost of sales was primarily due to the 85.2% decrease in the net sales of the Industrial Goods.

The gross margin was approximately 49.6% for the three months ended June 30, 2024, compared to a gross margin of approximately 20.4% for the same period in 2023. Margins increased as the Company moved to a commission-based revenue model.

The gross margin was approximately 38.2% for the six months ended June 30, 2024, compared to a gross margin of approximately 20.2% for the same period in 2023. Margins increased as the Company moved to a commission-based revenue model.

Net Sales by Geographic Regions

			Three Months Ended June 30,						Six Months Ended June 30,
			% of Net sales		Change				% of Net sales		Change
	2024	2023	2024	2023	$	%	2024	2023	2024	2023	$	%
Net sales:
United States	$1,743	$18,560	65.7%	94.6%	$(16,817)	(90.6)%	$5,539	$40,952	73.1%	94.0%	$(35,413)	(86.5)%
Canada	335	119	12.6%	0.6%	216	181.1%	708	425	9.3%	1.0%	283	66.5%
Europe	574	946	21.7%	4.8%	(372)	(39.3)%	1,331	2,207	17.6%	5.0%	(876)	(39.7)%
Total net sales	$2,652	$19,625	100.0%	100.0%	$(16,973)	(86.5)%	$7,578	$43,584	100.0%	100.0%	$(36,006)	(82.6)%

United States

For the three months ended June 30, 2024, our United States net sales were approximately $1.7 million, compared to approximately $18.6 million for the same period in 2023, representing a decrease of $16.8 million, or 90.6%. The year-over-year decrease in net sales was due to a major restructuring effort and a shift in strategy to focus on in-house brands that carry a higher margin profile while rationalizing out third-party brand offerings, which generated top line revenue with lower margins. The Company’s transition out of the Industry packaging business, which impacted sales and required significant working capital and produced low margins. The company entered into a strategic partnership with an affiliate of one our existing vape suppliers (“Vape Partner”) to service certain key customers with vaporizer goods and services (the “Vape Partnership”). As part of the Vape Partnership, we will introduce our Vape Partner to certain key customers, assist with the promotion and the sale of certain vaporizer goods and services, and help coordinate the logistics, storage and distribution of such vaporizer products. If our Vape Partner and key customer(s) enter into a direct relationship, the customers would directly purchase vaporizer goods and services, which we currently sell them, directly from our Vape Partner and we would no longer need to purchase such vape inventory on behalf of such key customer(s). In exchange we would earn quarterly and annual commission payments from our strategic partners. While the strategic partnerships will result in a decrease in top line revenue for these packaging and vape products these partnerships combined with some of our other restructuring initiatives, should allow us to reduce our overall cost-structure and enhance our margins, and convert millions of dollars of existing inventory back into cash, thereby improving our balance sheet. The Company is focused on profitable revenue and as a result top line revenue has significantly been reduced.

For the six months ended June 30, 2024, our United States net sales were approximately $5.5 million, compared to approximately $40.9 million for the same period in 2023, representing a decrease of $35.4 million, or 86.5%. The year-over-year decrease in net sales was due to a major restructuring effort and a shift in strategy to focus on in-house brands that carry a higher margin profile while rationalizing out third-party brand offerings, which generated top line revenue with lower margins. The Company’s transition out of the Industry packaging business, which impacted sales and required significant working capital and produced low margins. The company entered into a strategic partnership with an affiliate of one our existing vape suppliers (“Vape Partner”) to service certain key customers with vaporizer goods and services (the “Vape Partnership”). As part of the Vape Partnership, we will introduce our Vape Partner to to certain key customers, assist with the promotion and the sale of certain vaporizer goods and services, and help coordinate the logistics, storage and distribution of such vaporizer products. If our Vape Partner and key customer(s) enter into a direct relationship, the customers would directly purchase vaporizer goods and services, which we currently sell them, directly from our Vape Partner and we would no longer need to purchase such vape inventory on behalf of such key customer(s). In exchange we would earn quarterly and annual commission payments from our strategic partners. While the strategic partnerships will result in a decrease in top line revenue for these packaging and vape products these partnerships combined with some of our other restructuring initiatives, should allow us to reduce our overall cost-structure and enhance our margins, and convert millions of dollars of existing inventory back into cash, thereby improving our balance sheet. The Company is focused on profitable revenue and as a result top line revenue has significantly been reduced.

Canada

For the three months ended June 30, 2024, our Canadian net sales were approximately $0.3 million, compared to approximately $0.1 million for the same period in 2023, representing a slight increase of $0.2 million. The company is currently evaluating distribution and sales channels into Canada.

For the six months ended June 30, 2024, our Canadian net sales were approximately $0.7 million, compared to approximately $0.4 million for the same period in 2023, representing a slight increase of $0.3 million. The company is currently evaluating distribution and sales channels into Canada.

Europe

For the three months ended June 30, 2024, our European net sales were approximately $0.6 million, compared to approximately $0.9 million for the same period in 2023, representing a decrease of $0.4 million or 39.3%. The decrease in net sales was due primarily to major restructuring efforts to improve the profitability of our European operations.

For the six months ended June 30, 2024, our European net sales were approximately $1.3 million, compared to approximately $2.2 million for the same period in 2023, representing a decrease of $0.9 million or 39.7%. The decrease in net sales was due primarily to major restructuring efforts to improve the profitability of our European operations.

Liquidity, Capital Resources and Going Concern

Our primary requirements for liquidity and capital are working capital, debt service related to recent acquisitions and general corporate needs. Our primary sources of liquidity are our cash on hand and the cash flow that we generate from our operations, as well as proceeds other equity issuances. As of June 30, 2024, we had approximately $0.2 million of cash, of which none was restricted and $0.1 million was held in foreign bank accounts, and approximately $1.1 million of negative working capital, which is calculated as total current assets minus total current liabilities, as compared to approximately $0.5 million of cash, of which $0.1 million was held in foreign bank accounts, and approximately $3.7 million of working capital as of December 31, 2023. The repatriation of cash balances from our foreign subsidiaries could have adverse tax impacts or be subject to capital controls; however, these balances are generally available to fund the ordinary business operations of our foreign subsidiaries without legal or other restrictions.

We believe that our cash on hand and the cash flow that we generate from our operations will not be sufficient to fund our working capital and capital expenditure requirements, as well as our debt repayments and other liquidity requirements associated with our existing operations, for the next 12 months. Based on our cash on hand and working capital at June 30, 2024, we may have insufficient cash to fund planned operations into the fourth quarter of 2024. This is evident from our continued efforts to raise capital and leverage external funding to fulfil our capital needs as highlighted below.

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

Common Stock and Warrant Offerings

On June 29, 2023, we entered into securities purchase agreements with certain investors, pursuant to which we agreed to issue and sell an aggregate of 50,952 shares of our Class A common stock, pre-funded warrants to purchase up to 317,013 shares of our Class A Common Stock (the “July 2023 Pre-Funded Warrants”) and warrants to purchase up to 735,931 shares of our Class A common stock (the “July 2023 Standard Warrants”). The July 2023 units were offered pursuant to a Registration Statement on Form S-1 (the “July 2023 Offering”). The July 2023 Offering generated gross proceeds of approximately $4.3 million and net proceeds to the Company of approximately $3.8 million and closed on July 3, 2023.

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

Notes Payable

On June 7, 2024, the Company entered into a subscription agreement with Cobra Alternative Capital Strategies, LLC. As of June 30, 2024, the Company has been loaned $793,700 with net cash proceeds of $634,960. The note was issued with a 20% original issue discount and is due in full on December 7, 2024. See “Note 6 - Long Term Debt” for more information.

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

We have incurred net losses of $5.1 million and $17.8 million for the six months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024, cash used in operating activities was $0.4 million and cash used in operating activities for the year ended December 31, 2023 was $1.8 million. The recent macroeconomic environment has caused weaker demand than contemplated under our business plan, resulting in a reduction in projected revenue and cash flows for the twelve-month period included in the going concern evaluation.

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

As of June 30, 2024, we did not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash (used in) provided by operating activities	$(379)	$4,656
Net cash used in investing activities	(151)	(253)
Net cash provided by (used in) financing activities	237	(12,133)

Net Cash (Used in) Provided by Operating Activities

During the six months ended June 30, 2024, net cash used in operating activities of approximately $0.4 million consisted of (i) net loss of $5.1 million, offset by non-cash adjustments to net loss of approximately $2.6 million, and (ii) a $7.3 million increase in working capital primarily driven by increases in accounts payable, accrued expenses of approximately $3.7 million and decreases in inventories and other current assets of approximately $3.8 million.

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

Net Cash Used in Investing Activities

During the six months ended June 30, 2024, net cash used in investing activities of approximately $0.2 million consisted primarily of capital expenditures.

During the six months ended June 30, 2023, net cash used in investing activities of approximately $0.3 million largely consisted of capital expenditures, including development costs for our new enterprise resource planning (“ERP”) system.

Net Cash Provided bv (Used in) Financing Activities

During the six months ended June 30, 2024, net provided by financing activities of approximately $0.2 million primarily consisted of approximately $0.6 million in payments on loans against future accounts receivable, approximately $0.2 million in proceeds from future receivables financing, and approximately $0.6 million in proceeds from notes payable.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described in Item 9A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023, which have not yet been remediated as of June 30, 2024.

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

There were no other changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, see Note 7 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on July 19, 2024, except as set forth below.

There is substantial doubt about our ability to continue as a going concern through the next 12 months from the date of the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

The Company has incurred net losses of $5.1 million and $17.8 million for the six months ended June 30, 2024 and the prior year comparable period, respectively. For the six months ended June 30, 2024, used in operating activities was $0.4 million, and cash used in operating activities for the year ended December 31, 2023 was $1.8 million. Based on our cash on hand and working capital at June 30, 2024, we may have insufficient cash to fund planned operations into the fourth quarter of 2024. As a result of our losses and our projected cash needs, combined with our current liquidity level, substantial doubt exists about the Company’s ability to continue as a going concern over the next 12 months. The recent macroeconomic environment has caused weaker demand than contemplated under the Company’s business plan, resulting in a reduction in projected revenue and cash flows for the twelve-month period included in the going concern evaluation.

Our ability to continue as a going concern is contingent upon successful execution of management’s intended plan over the next twelve months to improve the our liquidity and profitability, which includes, without limitation:

■	Further reducing operating costs expense by taking additional restructuring actions to align cost with revenue
■	Increasing revenue by introducing new products and acquiring new customers.
■	Execute on strategic partnerships accretive to margins and operating cash
■	Seeking additional capital through the issuance of equity securities or obtaining debt financing.

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

The Company had 60 calendar days from April 18, 2024, or until June 17, 2024, to regain compliance by filing the Form 10-K and the Form 10-Q or to submit to Nasdaq a plan to regain compliance with the Nasdaq Listing Rules. We timely submitted the plan to regain compliance to Nasdaq and Nasdaq granted us additional time to file the Form 10K and 10Q. As of the date of this filing we have filed both the 10K and 10Q within the additional time period granted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
4.1	Form of July 2023 Standard Warrant (Incorporated by reference to Exhibit 4.1 to Greenlane’s Current Report on Form 8-K, filed on July 3, 2023).
4.2	Form of July 2023 Pre-Funded Warrant (Incorporated by reference to Exhibit 4.2 to Greenlane’s Current Report on Form 8-K, filed on July 3, 2023).
4.3	Form of July 2023 Warrant Amendment (Incorporated by reference to Exhibit 4.3 to Greenlane’s Current Report on Form 8-K, filed on July 3, 2023).
10.1	Form of July 2023 Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed on July 3, 2023).
10.2	Placement Agency Agreement, dated as of June 29, 2023 (Incorporated by reference to Exhibit 10.2 to Greenlane’s Current Report on Form 8-K, filed on July 3, 2023).
10.3	Loan and Security Agreement, dated as of September 22, 2023, between Greenlane and Synergy Imports, LLC. (Incorporated by reference to Exhibit 10.3 to Greenlane’s Quarterly Report on Form 10-Q, filed on January 9, 2024).
10.4	Secured Promissory Note, dated as of September 22, 2023, between Greenlane and Synergy Imports, LLC. (Incorporated by reference to Exhibit 10.4 to Greenlane’s Quarterly Report on Form 10-Q, filed on January 9, 2024).
10.5	Asset Purchase Agreement, effective May 1, 2024, by and among Greenlane Holdings, Inc, Warehouse Goods LLC and Synergy Imports LLC (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed on May 10, 2024).
10.6	Loan Modification Agreement, effective May 1, 2024, by and among Warehouse Goods LLC, Synergy Imports LLC and the Guarantors as defined therein (Incorporated by reference to Exhibit 10.2 to Greenlane’s Current Report on Form 8-K, filed on May 10, 2024).
10.7	Amended and Restated Secured Promissory Note, effective May 1, 2024, by Warehouse Goods LLC and Synergy Imports LLC (Incorporated by reference to Exhibit 10.3 to Greenlane’s Current Report on Form 8-K, filed on May 10, 2024).
10.8	Subscription Agreement, effective June 7, 2024, by Warehouse Goods LLC and Greenlane Holdings, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders’ Equity, and (iv) Condensed Consolidated Statements of Cash Flows. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104*	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL.

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

GREENLANE HOLDINGS, INC.

Date: August 14, 2024	By:	/s/ Barbara Sher
Barbara Sher Chief Executive Officer (Principal Executive Officer)

GREENLANE HOLDINGS, INC.

Date: August 14, 2024	By:	/s/ Lana Reeve
Lana Reeve Chief Financial and Legal Officer (Principal Financial and Accounting Officer)