Form 10-Q/A
period 2024-06-30
Greenlane Holdings, Inc.
filed 2024-08-15
CIK 1743745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

As of August 14, 2024, Greenlane Holdings, Inc. had 605,211 shares of Class A common stock outstanding

Explanatory Note

This amendment is being made to correct the number of Class A common shares outstanding to 605,211 as of August 14, 2024.

ITEM 6. EXHIBITS

Exhibit Number	Description
4.1	Form of July 2023 Standard Warrant (Incorporated by reference to Exhibit 4.1 to Greenlane’s Current Report on Form 8-K, filed on July 3, 2023).
4.2	Form of July 2023 Pre-Funded Warrant (Incorporated by reference to Exhibit 4.2 to Greenlane’s Current Report on Form 8-K, filed on July 3, 2023).
4.3	Form of July 2023 Warrant Amendment (Incorporated by reference to Exhibit 4.3 to Greenlane’s Current Report on Form 8-K, filed on July 3, 2023).
10.1	Form of July 2023 Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed on July 3, 2023).
10.2	Placement Agency Agreement, dated as of June 29, 2023 (Incorporated by reference to Exhibit 10.2 to Greenlane’s Current Report on Form 8-K, filed on July 3, 2023).
10.3	Loan and Security Agreement, dated as of September 22, 2023, between Greenlane and Synergy Imports, LLC. (Incorporated by reference to Exhibit 10.3 to Greenlane’s Quarterly Report on Form 10-Q, filed on January 9, 2024).
10.4	Secured Promissory Note, dated as of September 22, 2023, between Greenlane and Synergy Imports, LLC. (Incorporated by reference to Exhibit 10.4 to Greenlane’s Quarterly Report on Form 10-Q, filed on January 9, 2024).
10.5	Asset Purchase Agreement, effective May 1, 2024, by and among Greenlane Holdings, Inc, Warehouse Goods LLC and Synergy Imports LLC (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed on May 10, 2024).
10.6	Loan Modification Agreement, effective May 1, 2024, by and among Warehouse Goods LLC, Synergy Imports LLC and the Guarantors as defined therein (Incorporated by reference to Exhibit 10.2 to Greenlane’s Current Report on Form 8-K, filed on May 10, 2024).
10.7	Amended and Restated Secured Promissory Note, effective May 1, 2024, by Warehouse Goods LLC and Synergy Imports LLC (Incorporated by reference to Exhibit 10.3 to Greenlane’s Current Report on Form 8-K, filed on May 10, 2024).
10.8	Subscription Agreement, effective June 7, 2024, by Warehouse Goods LLC and Greenlane Holdings, Inc. (Incorporated by reference to Exhibit 10.8 to Greenlane’s Quarterly Report on Form 10-Q, filed on August 14, 2024)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders’ Equity, and (iv) Condensed Consolidated Statements of Cash Flows. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104*	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL.

* Filed herewith.

**Schedules and exhibits have been omitted from this exhibit pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

42

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

43