Form 10-Q
period 2024-09-30
Greenlane Holdings, Inc.
filed 2024-11-14
CIK 1743745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 14, 2024, Greenlane Holdings, Inc. had 1,337,516 shares of Class A common stock outstanding

Greenlane Holdings, Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2024

PART I

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GREENLANE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value per share amounts)

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets
Cash	$2,309	$463
Accounts receivable, net of allowance of $2,251 and $2,209 at September 30, 2024 and December 31, 2023, respectively	2,313	1,693
Inventories, net	16,013	20,529
Vendor deposits	3,725	3,765
Other current assets (Note 8)	2,279	3,319
Total current assets	26,639	29,769

Property and equipment, net	2,015	2,476
Operating lease right-of-use assets	1,271	1,936
Other assets	3,894	3,912
Total assets	$33,819	$38,093

LIABILITIES
Current liabilities
Accounts payable	$10,885	$12,103
Accrued expenses and other current liabilities (Note 8)	2,521	3,056
Customer deposits	1,255	2,775
Notes payable, net of debt discount	8,626	7,283
Current portion of operating leases	886	866
Current portion of finance leases	—	7
Total current liabilities	24,173	26,090

Operating leases, less current portion	326	1,010
Other liabilities	—	1
Total long-term liabilities	326	1,011
Total liabilities	24,499	27,101
Commitments and contingencies (Note 7)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share, 600,000 shares authorized, 972 shares issued and outstanding as of September 30, 2024; 600,000 shares authorized, 339 shares issued and outstanding as of December 31, 2023*	8	3
Class B common stock, $0.0001 par value per share, 30,000 shares authorized, and 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023*	—	—

Additional paid-in capital*	275,365	268,165
Accumulated deficit	(266,152)	(257,289)
Accumulated other comprehensive income	248	245
Total stockholders’ equity attributable to Greenlane Holdings, Inc.	9,469	11,124
Non-controlling interest	(149)	(132)
Total stockholders’ equity	9,320	10,992
Total liabilities and stockholders’ equity	$33,819	$38,093

*	After giving effect to the Reverse Stock Splits - See Note 9 - Stockholders’ Equity.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Net sales	$4,038	$11,800	$11,616	$55,384
Cost of sales	1,011	8,671	6,066	42,162
Gross profit	3,027	3,129	5,550	13,222
Operating expenses:
Salaries, benefits and payroll taxes	1,609	4,059	6,066	14,586
General and administrative	1,771	5,433	6,864	20,209
Depreciation and amortization	185	524	635	1,492
Total operating expenses	3,565	10,016	13,565	36,287
(Loss) from operations	(538)	(6,887)	(8,015)	(23,065)

Other income (expense), net:
Interest expense	(3,219)	(3,415)	(4,030)	(5,148)
Change in fair value of contingent consideration	—	—	1,000	—
Gain on extinguishment of debt	—	—	2,166	—
Other income (expense), net	—	204	(3)	338
Total other income (expense), net	(3,219)	(3,211)	(867)	(4,810)
Loss before income taxes	(3,757)	(10,098)	(8,882)	(27,875)
Provision for (benefit from) income taxes	—	—	—	(6)
Net loss	(3,757)	(10,098)	(8,882)	(27,869)
Less: Net income (loss) attributable to non-controlling interest	—	19	(17)	(27)
Net loss attributable to Greenlane Holdings, Inc.	$(3,757)	$(10,117)	$(8,865)	$(27,842)
Net loss attributable to Class A common stock per share - basic and diluted (Note 9)*	$(2.28)	$(1.91)	$(12.20)	$(9.67)
Weighted-average shares of Class A common stock outstanding - basic and diluted (Note 9)*	1,647	5,513	727	2,918
Other comprehensive income (loss):
Foreign currency translation adjustments	4	24	3	181
Comprehensive loss	(3,753)	(10,122)	(8,879)	(27,688)
Less: Comprehensive loss attributable to non-controlling interest	—	—	(17)	(8)
Comprehensive loss attributable to Greenlane Holdings, Inc.	$(3,753)	$(10,122)	$(8,862)	$(27,680)

*	After giving effect to the Reverse Stock Splits - See Note 9 - Stockholders’ Equity.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

	Class A Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non- Controlling	Total Stockholders’
	Shares*	Amount*	Capital*	Deficit	Income (Loss)	Interest	Equity
Balance December 31, 2023	339	$3	$268,165	$(257,289)	$245	$(132)	$10,992
Net loss	—	—	—	(4,491)	—	—	(4,491)
Equity-based compensation	17	—	86	—	—	—	86
Issuance of Class A shares - (Note 9)	38	1	(1)	—	—	—	—
Other comprehensive income	—	—	—	—	2	—	2
Balance March 31, 2024	394	$4	$268,250	$(261,780)	$247	$(132)	$6,589
Net loss	—	—	—	(615)	—	(17)	(632)
Issuance of Class A shares - (Note 9)	135	1	(1)	—	—	—	—
Other comprehensive income	—	—	—	—	(3)	—	(3)
Balance June 30, 2024	529	$5	$268,249	$(262,395)	$244	$(149)	$5,954
Net loss	—	—	—	(3,757)	—	—	(3,757)
Issuance of Class A shares and warrants - (Note 9)	443	3	7,116	—	—	—	7,119
Other comprehensive income	—	—	—	—	4	—	4
Balance September 30, 2024	972	$8	$275,365	$(266,152)	$248	$(149)	$9,320

*	After giving effect to the Reverse Stock Splits - See Note 9 - Stockholders’ Equity.

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non- Controlling	Total Stockholders’
	Shares*	Amount*	Shares*	Amount*	Capital*	Deficit	Income (Loss)	Interest	Equity
Balance 12/31/2022	145	$1	—	$—	$264,031	$(225,114)	$55	$18	$38,991
Net loss	—	—	—	—	—	(8,693)	—	(54)	(8,747)
Equity-based compensation	—	—	—	—	110	—	—	—	110
Issuance of Class A shares - Amended Eyce APA (Note 3)	—	—	—	—	95	—	—	—	95
Other comprehensive income	—	—	—	—	—	—	178	—	178
Balance 3/31/2023	145	1	—	—	264,236	(233,807)	233	(36)	30,627

Net loss	—	—	—	—	—	(9,032)	—	8	(9,024)
Equity-based compensation forfeiture, net	—	—	—	—	(11)	—	—	—	(11)
Issuance of Class A shares - Amended Eyce APA (Note 3)	—	—	—	—	65	—	—	—	65
Other comprehensive income (loss)	—	—	—	—	—	—	27	—	27
Balance 6/30/2023	145	$1	—	$—	$264,290	$(242,839)	$260	$(28)	$21,684
Net loss	—	—	—	—	—	(10,117)	—	19	(10,098)
Equity-based compensation	—	—	—	—	(70)	—	—	—	(70)
Issuance of Class A shares - Amended Eyce APA (Note 3)					65
Issuance of Class A shares (Note 9)	168	2			3,850				3,852
Other comprehensive income (loss)	—	—	—	—	—	—	(22)	—	(22)
Balance 9/30/2023	313	$3	—	$—	$268,105	$(252,956)	$238	$(9)	$15,411

*	After giving effect to the Reverse Stock Splits - See Note 9 - Stockholders’ Equity.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the nine months ended September 30,
	2024	2023

Cash flows from operating activities:
Net loss (including amounts attributable to non-controlling interest)	$(8,882)	$(27,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	635	1,492
Equity-based compensation expense	86	255
Change in provision for doubtful accounts	41	(154)
Change in fair value of contingent consideration	(1,000)	103
Amortization of debt discount and deferred financing fees	3,373	2,711
Gain on extinguishment of debt	(2,166)	—
Other	—	(17)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Increase (decrease) in accounts receivable	(660)	4,697
Decrease in inventories	4,516	18,005
Decrease in vendor deposits	40	2,945
Decrease in other current assets	1,058	3,968
Increase (decrease) in accounts payable	(1,221)	(3,121)
Increase (decrease) in accrued expenses and other liabilities	468	(250)
Decrease in customer deposits	(1,520)	(1,573)
Net cash (used in) provided by operating activities	(5,232)	1,192
Cash flows from investing activities:

Purchases of property and equipment, net	(173)	(633)
Proceeds from sale of equity investments	—	53
Net cash used in investing activities	(173)	(580)
Cash flows from financing activities:
Payments on Eyce and DaVinci promissory notes	—	(2,539)
Purchase consideration paid for Eyce LLC and DaVinci acquisitions		(300)
Repayments of Asset-Based Loan	—	(15,000)
Modification costs of Asset-Based Loan	—	(751)
Proceeds from issuance of Class A common stock and warrants, net of costs	5,640	3,852
Proceeds from exercise of stock options, net of costs	1,477	—
Proceeds from Secured Bridge Loan, net of costs	—	2,090
Repayments of notes payable	(2,100)	—
Proceeds from notes payable	2,950	—
Proceeds from future receivables financing	225	3,000
Repayments of loan against future accounts receivable	(939)	(851)
Other	(5)	(29)
Net cash provided by (used in) financing activities	7,248	(10,528)
Effects of exchange rate changes on cash	3	183
Net decrease in cash	1,846	(9,733)
Cash and restricted cash, as of beginning of the period	463	12,176
Cash and restricted cash, as of end of the period	$2,309	$2,443

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(in thousands)

Reconciliation of cash and restricted cash to consolidated balance sheets

	For the nine months ended September 30,
	2024	2023
Beginning of the period
Cash	$463	$6,458
Restricted cash	—	5,718
Total cash and restricted cash, beginning of period	$463	$12,176

End of the period
Cash	$2,309	$2,443
Restricted cash	—	—
Total cash and restricted cash, end of period	$2,309	$2,443

Supplemental disclosures of cash flow information
Cash paid for interest	$778	$4,495
Cash paid for amounts included in the measurement of lease liabilities	$—	$1,353

Non-cash financing activities:
Non-cash purchases of property and equipment	$—	$133
Extinguishment of debt in connection with Synergy asset purchase agreement	$2,658	$—
Transfer from contingent consideration to notes payable	$—	$1,150
Transfer from accrued expenses to notes payable	$—	$437

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

We believe that our cash on hand and the cash flow that we generate from our operations will not be sufficient to fund our working capital and capital expenditure requirements, as well as our debt repayments and other liquidity requirements associated with our existing operations, for the next 12 months. Based on our cash on hand and working capital at September 30, 2024, we may have insufficient cash to fund planned operations into the fourth quarter of 2024. This is evident from our continued efforts to raise capital and leverage external funding to fulfil our capital needs.

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

Future Receivables Financing

In July, August, October, and November 2023, the Company received an aggregate of approximately $3.9 million in cash pursuant to the terms of future receivables financings (collectively, the “Future Receivables Financings”) entered into with two private lenders. At September 30, 2024, $4.6 million of such financing remained outstanding. See “Note 6 - Long Term Debt” for more information.

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

In May 2024, the Company modified its debt agreement with Synergy to reduce the principal balance due by $2.7 million from $5.1 million as part of the Loan Modification Agreement concurrent with the Asset Purchase Agreement. Synergy acquired certain assets from the Company in exchange for the reduction in overall principal owed. At September 30, 2024, $2.7 million of such financing remained outstanding. See “Note 6 - Long Term Debt” for more information.

Note Payable

On June 7, 2024, the Company entered into a subscription agreement with Cobra Alternative Capital Strategies, LLC. As of September 30, 2024, the Company has been loaned $3.1 million with net cash proceeds of $2.6 million. The note was issued with a 20% original issue discount and is due in full on December 7, 2024. See “Note 6 - Long Term Debt” for more information. During the three months ended September 30, 2024, the Company repaid $2.1 million and the remaining outstanding balance was approximately $1.0 million. The Company has elected to measure these notes using the fair value option under ASC 825, Financial Instruments. Given the short-term duration of the notes, the carrying value of the notes at September 30, 2024 approximate the fair value and as such no fair value adjustment was recorded in the statement of operations.

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

In April 2023, we entered into two strategic partnerships. First, we entered into a strategic partnership (the “MJ Packaging Partnership”) with A&A Global Imports d/b/a MarijuanaPackaging.com (“MJ Pack”), a leading provider of packaging solutions to the cannabis industry. On August 8, 2024 the Company terminated its strategic partnership with MJ Packaging and is resuming its business as a direct provider of packaging solutions to the cannabis industry.  MJ Packaging however, remains a distribution customer of the Company.

Second, we entered into a strategic partnership with an affiliate of one of our existing vape suppliers (“Vape Partner”) to service certain key customers with vaporizer goods and services (the “Vape Partnership”). As part of the Vape Partnership, we will introduce our Vape Partner to certain key customers, assist with the promotion and the sale of certain vaporizer goods and services, and help coordinate the logistics, storage and distribution of such vaporizer products. If our Vape Partner and key customer(s) enter into a direct relationship, the customers would directly purchase vaporizer goods and services, which we currently sell them, directly from our Vape Partner and we would no longer need to purchase such vape inventory on behalf of such key customer(s). In exchange we would earn quarterly and annual commission payments from our strategic partner. While the strategic partnership may result in a decrease in top line revenue for these vape products, this partnership combined with some of our other restructuring initiatives should allow us to reduce our overall cost-structure and enhance our margins, thereby improving our balance sheet.

We have successfully renegotiated many of our vendor and supplier partnership terms and are continuing to improve working capital arrangements with our vendors and suppliers. We have made progress consolidating and streamlining our office, warehouse, and distribution operations footprint. We have reduced our workforce significantly to reduce costs and align with our revenue projections.

The Company has incurred net losses of $8.9 million and $27.8 million for the nine months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, cash (used in) provided by operating activities were $(5.2) million and $1.2 million, respectively. The recent macroeconomic environment has caused weaker demand than contemplated under the Company’s business plan, resulting in a reduction in projected revenue and cash flows for the twelve-month period included in the going concern evaluation.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2023. The condensed consolidated results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or any other future annual or interim period. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair statement of the Company’s financial position and operating results. Certain reclassifications have been made to prior year amounts or balances to conform to the presentation adopted in the current year.

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

Segment Reporting

We manage our global business operations through our operating and reportable business segments. As of September 30, 2024, we determined that we have one remaining and reportable operating business segment. Our reportable segment has been identified based on how our chief operating decision maker (“CODM”), which is a committee comprised of our Chief Executive Officer (“CEO”) and our Chief Financial and Legal Officer (“CFO”), manages our business, makes resource allocation and operating decisions, and evaluates operating performance.

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

We generate revenue primarily from the sale of finished products to customers, whereby each product unit represents a single performance obligation. We recognize revenue from product sales when the customer has obtained control of the products, which is either at point of sale or delivery to the customer, depending upon the specific terms and conditions of the arrangement, or at the point of sale for our retail store sales. We provide no warranty on products sold. Product warranty is provided by the manufacturers. For certain product offerings such as child-resistant packaging, closed-system vaporization solutions and custom-branded retail products, we may receive a deposit from the customer (generally 25% - 50% of the total order cost, but the amount can vary by customer contract) when an order is placed by a customer. We typically complete these orders within one to six months from the date of order, depending on the complexity of the customization and the size of the order, but the completion timeline can vary by product type and terms of sales with each customer. See “Note 8—Supplemental Financial Statement Information” for a summary of changes to our customer deposits liability balance during the nine months ended September 30, 2024 and the year ended December 31, 2023.

We estimate product returns based on historical experience and record them as a refund liability that reduces the net sales for the period. We analyze actual historical returns, current economic trends and changes in order volume when evaluating the adequacy of our sales returns allowance in any reporting period. Our liability for returns, which is included within “Accrued expenses and other current liabilities” in our consolidated balance sheet, was approximately $0.1 million December 31, 2023. There were no liabilities related to refunds as of September 30, 2024.

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

Two customers represented approximately 36% and 27%, respectively, of net sales for the three months ended September 30, 2024. Two customers represented approximately 16% and 16%, respectively, of net sales for the nine months ended September 30, 2024. For the three and nine months ended September 30, 2023, one customer represented approximately 13% and 28% of net sales. As of September 30, 2024 and December 31, 2023, the Company has a concentration of credit risk with its accounts receivable balance as one customer represented approximately 15% and 31%, respectively, of accounts receivable.

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

We performed an analysis of the VAT overpayments to the Dutch tax authorities, which we expected to be refunded to us, and VAT payable to other EU member states, including potential fines and penalties. Based on this analysis, we recorded VAT payable of approximately $0.6 and $0.4 million, respectively, relating to this matter within “Accrued expenses and other current liabilities” in our condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023.

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

NOTE 3. BUSINESS ACQUISITIONS AND DISPOSITIONS

EU Subsidiary Purchase Agreement

In May 2024, the Company entered into an agreement with a group of individuals to sell 100% equity interests of one of the Company’s wholly-owned subsidiaries, Shavita B.V. and substantially all of the assets of ARI Logistics B.V. As of the date that these financial statements were available to be issued, the close of the transaction is in dispute as there was pending consideration obligations due to be transferred to the Company not met, as well as other monetary obligations of the purchasers that remain unsatisfied. The Company intends to vigorously pursue its claims against Shavita and the purchaser group. The Company does not believe any circumstances arising from the ARI and Shavita transactions will have a material adverse effect on the Company, its financial condition or results of operations.

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

There were no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy during the three and nine months ended September 30, 2024 and 2023, respectively.

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

A reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

(in thousands)	Nine Months Ended September 30, 2024
Balance at December 31, 2023	$1,000
Cash payments for earned contingent consideration	—
Transfer to notes payable	—
Gain from fair value adjustments included in results of operations	(1,000)
Balance September 30, 2024	$—

(in thousands)	Nine Months Ended September 30, 2023
Balance at December 31, 2022	$2,738
Cash payments for earned contingent consideration	(350)
Transfer to notes payable	(1,150)
Loss (gain) from fair value adjustments included in results of operations	262
Balance at September 30, 2023	$1,500

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

Airgraft Inc., Sun Grown, and VIVA are private entities and their equity securities do not have a readily determinable fair value. We elected to measure these securities under the measurement alternative election at cost minus impairment, if any, with adjustments through earnings for observable price changes in orderly transactions for the identical or similar investment of the same issuer. We acquired our investments in Sun Grown and VIVA as part of our merger with KushCo, which we completed in August 2021. We did not identify any fair value adjustments related to these equity securities during the three and nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024 and December 31, 2023, the carrying value of our investment in equity securities without a readily determinable fair value was approximately $1.9 million, respectively, included within “Other assets” in our condensed consolidated balance sheets.

NOTE 5. LEASES

Greenlane as a Lessee

As of September 30, 2024, we had facilities financed under operating leases consisting of warehouses and offices with lease term expirations between 2023 and 2027. Lease terms are generally three to seven years for warehouses and office space. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following table provides details of our future minimum lease payments under operating lease liabilities recorded in our condensed consolidated balance sheet as of September 30, 2024. The table below does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

(in thousands)	Operating Leases
Remainder of 2024	$230
2025	942
2026	81
2027	—
2028 and thereafter	—
Total minimum lease payments	$1,253
Less: imputed interest	41
Present value of minimum lease payments	$1,212
Less: current portion	886
Long-term portion	$326

Rent expense under operating leases was approximately $0.3 million and $0.8 million for the three and nine months ended September 30, 2024, respectively, and approximately $0.4 million and $1.5 million for the three and nine months ended September 30, 2023, respectively.

The following expenses related to our operating leases were included in “general and administrative” expenses within our condensed consolidated statements of operations and comprehensive loss:

	For the nine months ended September 30,
(in thousands)	2024	2023
Operating lease cost	685	1,474
Variable lease cost	—	461
Total lease cost	$685	$1,935

The table below presents lease-related terms and discount rates as of September 30, 2024:

Operating Leases
Weighted average remaining lease terms	1.3 years
Weighted average discount rate	2.3%

NOTE 6. DEBT

Our debt balance, excluding operating lease liabilities and finance lease liabilities, consisted of the following amounts at the dates indicated:

	As of
(in thousands)	September 30, 2024	December 31, 2023
Future Receivables Financing	$4,617	$2,174
Note payable	1,353	—
Secured Bridge Loan	2,656	5,109
	8,626	7,283
Less unamortized debt issuance costs	—	—
Less current portion of debt	(8,626)	(7,283)
Debt, net, excluding operating and finance leases and liabilities	$—	$—

Future Receivables Financings

In July, August, October, and November 2023, the Company received an aggregate of approximately $3.9 million in cash pursuant to the terms of future receivables financings (collectively, the “Future Receivables Financings”) entered into with two private lenders. The Company will make weekly payments under the Future Receivables Financings and is scheduled to repay the amounts due under the Future Receivables Financings in full in approximately six to eight months. The total amount to be repaid under the initial Future Receivables Financings was approximately $4.5 million. In connection with the Future Receivables Financings, the Company granted the lenders security interests in Company’s accounts receivable equal to the amounts due thereunder, and in connection with any event of default, the lenders may file financing statements evidencing the security interests. During the nine months ended September 30, 2024, the Company’s financings were in a series of transactions refinanced as they were not able to make the proscribed monthly payments for the repayment of cash advances. As such the refinancings restructured the payment schedule and the total balance increased to $4.6 million which included deferred financing fees of approximately $2.8 million.

Note Payable

On June 7, 2024, the Company entered into a subscription agreement for a note payable with Cobra Alternative Capital Strategies, LLC. As of September 30, 2024, the Company had been loaned $3.1 million with net cash proceeds of $2.6 million, with an remaining balance due of $1.0 million. The note was issued with a 20% original issue discount and is due in full on December 7, 2024. Upon default, the note can be converted at a variable price equal to 30% discount to the average daily volume weighted average price (“VWAP”) for the 20 trading days preceding the date of conversion. As of September 30, 2024, the note is not considered convertible.

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

On May 6, 2024, the Company, Warehouse Goods and Synergy entered into an asset purchase agreement, dated May 1, 2024 (the “Asset Purchase Agreement”) pursuant to which Synergy purchased all of the intellectual property, a specified amount of inventory, and other assets related to the Eyce and DaVinci brands. In consideration for the acquisition, all parties entered into a loan modification agreement, effective May 1, 2024 (the “Loan Modification Agreement”) and an amended and restated secured promissory note, effective May 1, 2024 (the “Amended and Restated Secured Promissory Note”), an amendment to the original Eyce and Davinci Asset Purchase Agreements, a distribution agreement, the termination of a license granted by Eyce, and the termination of certain consulting and employment agreements. As part of the overall modification, the principal balance with Synergy decreased by $2.7 million from $5.1 million. Synergy acquired certain assets from the Company in exchange for the reduction in overall principal owed and as part of the transaction, the Company recognized a gain on the debt modification of $2.2 million. This amount is included in the accompanying financial statements within the statement of operations for the three and nine months ended September 30, 2024 within other income (expense). At September 30, 2024, $2.5 million of such financing remained outstanding. The updated date of maturity will be through the end of 2024.

Future Minimum Principal Payments

The following table summarizes future scheduled minimum principal payments of debt at September 30, 2024. Future debt principal payments are presented based upon the stated maturity dates in the respective debt agreement.

	Year Ending December 31,
(in thousands)	Remainder 2024	2025	2026	2027	2028	Total
Future Receivables Financing	$4,617	$—	$—	$—	$—	$4,617
Note payable	1,353	—	—	—	—	1,353
Secured Bridge Loan	2,656	—	—	—	—	2,656
Total	$8,626	$—	$—	$—	$—	$8,626

NOTE 7. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In the ordinary course of business, we are involved in various legal proceedings involving a variety of matters. We do not believe there are any pending legal proceedings that will have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. We have not taken any reserves for litigation for the nine months ended September 30, 2024 and 2023, respectively.

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

Other Current Assets

The following table summarizes the composition of other current assets as of the dates indicated:

	As of
(in thousands)	September 30, 2024	December 31, 2023
Other current assets:
VAT refund receivable (Note 2)	$224	$78
Prepaid expenses	109	1,207
Indemnification receivable, net	7	7
Customs bonds	1,122	1,229
Other	817	798
	$2,279	$3,319

Accrued Expenses and Other Current Liabilities

The following table summarizes the composition of accrued expenses and other current liabilities as of the dates indicated:

	As of
(in thousands)	September 30, 2024	December 31, 2023
Accrued expenses and other current liabilities:
VAT payable (including amounts related to VAT matter described in Note 2)	$629	$313
Contingent consideration	—	1,000
Accrued employee compensation	1,122	861
Accrued professional fees and other expenses	267	499
Refund liability (including accounts receivable credit balances)	—	68
Sales tax payable	507	315
	$2,525	$3,056

Customer Deposits

For certain product offerings we may receive a deposit from the customer (generally 25% - 50% of the total order cost, but the amount can vary by customer contract), when an order is placed by a customer. We typically complete orders related to customer deposits within one to six months from the date of order, depending on the complexity of the customization and the size of the order, but the order completion timeline can vary by product type and terms of sale with each customer. Changes in our customer deposits liability balance during the nine months ended September 30, 2024 were as follows:

(in thousands)	Customer Deposits
Balance as of December 31, 2023	$2,775
Increases due to deposits received, net of other adjustments	—
Customer Overpayments	—
Revenue recognized	(1,520)
Balance as of September 30, 2024	$1,255

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income for the periods presented were as follows:

(in thousands)	Foreign Currency Translation	Unrealized Gain or (Loss) on Derivative Instrument	Total
Balance at December 31, 2023	$245	$—	$245
Other comprehensive income	3	—	3

Balance at September 30, 2024	$248	$—	$248

(in thousands)	Foreign Currency Translation	Unrealized Gain or (Loss) on Derivative Instrument	Total
Balance at December 31, 2022	$55	$—	$55
Other comprehensive income (loss)	183	—	183
Less: Other comprehensive (income) loss attributable to non-controlling interest	—	—	—
Balance at September 30, 2023	$238	$—	$238

Supplier Concentration

Our four largest vendors accounted for an aggregate of approximately 43.8% and 18.2% of our total purchases for the three and nine months ended September 30, 2024, respectively, and an aggregate of approximately 89.9% and 82.2% of our total purchases for the three and nine months ended September 30, 2023, respectively.

Related Party Transactions

Nicholas Kovacevich, our former Chief Corporate Development Officer owns capital stock of Blum Holdings Inc. (“Blum”). Net sales to Blum totaled approximately $0.4 million for the year ended December 31, 2022. Total accounts receivable due from Blum were approximately $0.4 million as of September 30, 2024 and December 31, 2023, respectively. On February 8, 2023, we filed a lawsuit against Blum in Superior Court of California, Orange County, seeking to compel the repayment of Blum’s open balance due to us. As of the date of these financial statements were available to be issued, there has been a judgement received in favor of the Company.

Three individuals who were employees of the Company at the time are principals in Synergy Imports, LLC the Lender on the Secured Bridge Loan taken out on September 22, 2023, however, none were executive officers or directors of the Company

NOTE 9. STOCKHOLDERS’ EQUITY

Shares of our Class A common stock have both voting interests and economic interests (i.e., the right to receive distributions or dividends, whether cash or stock, and proceeds upon dissolution, winding up or liquidation), while shares of our Class B common stock have voting interests but no economic interests. Each share of our Class A common stock, and except as otherwise required in the A&R Charter, the holders of Common Stock will vote together as a single class on all matters (or, if any holders of our preferred stock are entitled to vote together with the holders of Common Stock, as a single class with such holders of preferred stock).

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

On June 18, 2024, the Board unanimously approved and declared advisable, and recommended that our stockholders approve at a Special Meeting that took place on July 29, 2024, the adoption of the 2024 Amendment to effect a reverse stock split of our Common Stock at any whole number between, and inclusive of, one-for-two to one-for-twenty. Approval of the Proposed 2024 Reverse Stock Split at the 2024 Special Meeting granted the Board the authority, but not the obligation, to file the 2024 Amendment to effect the Proposed 2024 Reverse Stock Split no later than August 5, 2024, with the exact ratio and timing of the Proposed 2024 Reverse Stock Split to be determined at the discretion of the Board. On July 23, 2024, the Board approved the reverse split at a ratio of one-for-11 and the Amendment has been filed with the Secretary of State of the State of Delaware, that became effective on August 5, 2024 at 12:01 AM Eastern Time, before the opening of trading on the Nasdaq. For additional information about the July 29, 2024 Special Meeting and the 2024 Reverse Stock Split, see the Company’s Definitive Proxy Statement filed with the SEC on June 28, 2024 and Form 8-K filed with the SEC on July 31, 2024.

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

The table below summarizes sales of our Class A common stock under the ATM program:

($ in thousands)	August 2021 (Inception) through September 30, 2024
Class A shares sold	8,842
Gross proceeds	$12,684
Fees paid to sales agent	$381
Net proceeds	$12,303

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

August 2024 Private Placement

On August 12, 2024, the Company entered into a securities purchase agreement with a single institutional investor pursuant to which we agreed to issue and sell an aggregate of 58,000 shares of our Class A common stock, pre-funded warrants to purchase up to 2,305,637 shares of our Class A common stock (the “August 2024 Pre-Funded Warrants”) and warrants to purchase up to 4,727,274 shares of our Class A common stock (the “August 2024 Standard Warrants”). for aggregate gross cash proceeds of $6.5 million. In connection with the private placement, the Company will issue an aggregate of 2,363,637 units and pre-funded units. The pre-funded units will be sold at the same purchase price as the units, less the pre-funded warrant exercise price of $0.00001. Each unit and pre-funded unit will consist of one share of common stock (or one pre-funded warrant) and two common warrants, each exercisable for one share of common stock at an exercise price of $2.50 per share. The common warrant will be exercisable on the initial exercise date described in the common warrant and will expire 5.0 years from such date.

As of September 30, 2024, there were 2,176,647 warrants that remained unexercised.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of our Class A common stock is as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023

Numerator:
Net loss	$(3,757)	$(10,098)	$(8,882)	$(27,869)
Less: Net income (loss) attributable to non-controlling interests	—	19	(17)	(27)
Plus: Deemed Dividend on “October 2022 Standard Warrants”	—	(388)	—	(388)
Net loss attributable to Class A common stockholders	$(3,757)	$(10,467)	$(8,899)	$(28,284)
Denominator:
Weighted average shares of Class A common stock outstanding	1,647	501	726	265
Net loss per share of Class A common stock - basic and diluted	$(2.28)	$(20.89)	$(12.26)	$(106.73)

As of September 30, 2024, there were 2,245,629 warrants that remained unexercised which we used in determining the weighted average shares outstanding.

For the three and nine months ended September 30, 2024 and 2023, respectively, stock options and warrants to purchase Class A common stock were excluded from the weighted-average in the computation of diluted net loss per share of Class A common stock because the effect would have been anti-dilutive.

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

Equity-Based Compensation Expense

Equity-based compensation expense is included within “salaries, benefits and payroll taxes” in our condensed consolidated statements of operations and comprehensive loss. We recognized equity-based compensation expense as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Stock options - Class A common stock	$—	$(77)	$—	$2
Restricted shares - Class A common stock	—	8	86	29
Total equity-based compensation expense	$—	$(69)	$86	$31

As of September 30, 2024, there was no remaining unrecognized compensation expense.

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

During the three and nine months ended September 30, 2024 and 2023, respectively, management performed an assessment of the realizability of our deferred tax assets based upon which management determined that it is not more likely than not that the results of operations will generate sufficient taxable income to realize portions of the net operating loss benefits. Consequently, we established a full valuation allowance against our deferred tax assets and reflected a carrying balance of $0 as of September 30, 2024 and December 31, 2023, respectively. In the event that management determines that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance will be made, which would reduce December the provision for income taxes.

Uncertain Tax Positions

For the three and nine months ended September 30, 2024 and 2023, respectively, we did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties. The Company is subject to audit examination for federal and state purposes for the years 2019 – 2023. As of the date these financial statements were issued, there were not any ongoing income tax audits.

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

As noted above, we evaluated the realizability of the deferred tax assets resulting from the IPO and the related transactions completed in April 2019 and established a full valuation allowance against those benefits. As a result, we determined that the amount or timing of payments to noncontrolling interest holders under the TRA are no longer probable or reasonably estimable. Based on this assessment, our TRA liability was $0 as of September 30, 2024 and December 31, 2023.

If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, we will record a liability related to the TRA, which would be recognized as expense within our condensed consolidated statements of operations and comprehensive (loss) income.

During the three and nine months ended September 30, 2024 and 2023, respectively, we did not make any payments, inclusive of interest, to members of the Operating Company pursuant to the TRA.

NOTE 12. SUBSEQUENT EVENTS

On October 29, 2024, the Company entered into an Exchange Agreement with its Senior Subordinated Lender, whereby the Company agreed to exchange an aggregate of $4,617,307 of debt originally owed to Agile Capital Funding LLC and Cedar Advance LLC in a 3(a)(9) exchange for new Senior Subordinated Notes in the principal amount of $4,000,000 due one year from issuance (the “Exchange Note”), reducing outstanding indebtedness by approximately $617,000. The Exchange Note is convertible at the option of the holder at $3.17 per share. In connection with the Exchange, the Company issued an aggregate of 1,261,830 five year warrants with an exercise price of $3.04 per share (the “Exchange Warrants”).

In addition, pursuant to the terms of the Exchange Agreement, the Company agreed to issue warrants to the Holders, with an initial exercise price of $3.04, exercisable 180 days after issuance (the “Exchange Inducement Warrants”). The Exchange Inducement Warrants were issued to incentivize the holders to exercise some or all of their existing warrants originally issued on August 13, 2024 (the “Existing Warrants”) for cash, which existing warrants have an exercise price of $2.50 per share. The Exchange Inducement Warrants are initially exercisable for zero shares, but to the extent that the Holders exercise any of such Existing Warrants during the one-hundred sixty day inducement period, the Exchange Inducement Warrants will become exercisable on April 30, 2025 for 200% of the number of Existing Warrants exercised for cash during such inducement period.

Also, pursuant to the Exchange Agreement, the Senior Subordinated Lender agreed that it will exercise its Existing Warrants for cash prior to exercising any of its outstanding pre-funded warrants, contingent on the market price of the common stock being above $2.50 per share and certain other conditions. The above agreement will terminate upon the Company receiving certain cash proceeds and prepaying at least $2,250,000 of Cobra Alternative Capital Strategies LLC (“Cobra”) Notes.

On October 29, 2024, the Company entered into the First Amendment to Amended and Restated Secured Promissory Note (the “Note Amendment”) with Cobra. Pursuant to the Note Amendment, Cobra agreed to extend the Maturity Date of its senior promissory note dated May 1, 2024, which is currently due. The new Maturity Date will be October 29, 2025. In consideration for the extension, the Company (i) agreed to make such Notes convertible at the option of Cobra with a conversion price of $3.17 per share, (ii) agreed to prepay Cobra’s debt with 50% of any money raised by the Company from warrant exercise proceeds and from capital raise transactions, and (iii) issued Cobra an aggregate of 500,000 five year warrants with an exercise price of $3.04 per share which are identical to the Exchange Warrants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of Greenlane Holdings, Inc. and its consolidated subsidiaries (“Greenlane” and, collectively with the Operating Company and its consolidated subsidiaries, the “Company”, “we”, “us” and “our”) for the quarterly period ended September 30, 2024 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and related notes of Greenlane Holdings, Inc. for the year ended December 31, 2023, which are included in our Annual Report on Form 10-K.

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

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Factors that might cause such a difference include those discussed in our filings with the SEC, under the heading “Risk Factors” in our Annual Report on Form 10-KA for the fiscal year ended December 31, 2023 (the “2023 Annual Report”) and in other documents that we file from time to time with the Securities and Exchange Commission (the “SEC”).

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

During 2023 and 2024, the Company received capital from various sources permitting it to right-size the business and position the company for growth. Such sources are described in greater detail in the Liquidity and Capital Resources Section of this report.

During 2023 and 2024, the Company also entered into certain arrangements to reduce working capital requirements and improve its balance sheet.

In April 2023, we entered into two strategic partnerships. First, we entered into a strategic partnership (the “MJ Packaging Partnership”) with A&A Global Imports d/b/a MarijuanaPackaging.com (“MJ Pack”), a leading provider of packaging solutions to the cannabis industry. On August 8, 2024 the Company terminated its strategic partnership with MJ Packaging and is resuming its business as a direct provider of packaging solutions to the cannabis industry.  MJ Packaging however, remains a distribution customer of the Company. Second, we entered into a strategic partnership with an affiliate of one of our existing vape suppliers (“Vape Partner”) to service certain key customers with vaporizer goods and services (the “Vape Partnership”). As part of the Vape Partnership, we will introduce our Vape Partner to certain key customers, assist with the promotion and the sale of certain vaporizer goods and services, and help coordinate the logistics, storage and distribution of such vaporizer products. If our Vape Partner and key customer(s) enter into a direct relationship, the customers would directly purchase vaporizer goods and services, which we currently sell them, directly from our Vape Partner and we would no longer need to purchase such vape inventory on behalf of such key customer(s). In exchange we would earn quarterly and annual commission payments from our strategic partner. While the strategic partnership may result in a decrease in top line revenue for these vape products, this partnership combined with some of our other restructuring initiatives should allow us to reduce our overall cost-structure and enhance our margins, thereby improving our balance sheet.

On May 6, 2024, the Company, Warehouse Goods and Synergy entered into an asset purchase agreement, dated May 1, 2024 (the “Asset Purchase Agreement”) pursuant to which Synergy purchased all of the intellectual property, a specified amount of inventory, and other assets related to the Eyce and DaVinci brands. In consideration for the acquisition, all parties entered into a loan modification agreement, effective May 1, 2024 (the “Loan Modification Agreement”) and an amended and restated secured promissory note, effective May 1, 2024 (the “Amended and Restated Secured Promissory Note”), an amendment to the original Eyce and Davinci Asset Purchase Agreements, a distribution agreement, the termination of a license granted by Eyce, and the termination of certain consulting and employment agreements. As part of the overall modification, the principal balance with Synergy decreased by $2.7 million from $5.1 million. Synergy acquired certain assets from the Company in exchange for the reduction in overall principal owed and as part of the transaction, the Company recognized a gain on the debt modification of $2.2 million. This amount is included in the accompanying financial statements within the statement of operations for the three and nine months ended September 30, 2024 within other income (expense). At September 30, 2024, $2.7 million of such financing remained outstanding. As of the filing date of this statement and as a result of restructuring efforts, the maturity of this note is October 2025.

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

Results of Operations

The following table presents operating results for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,						Nine Months Ended September 30,
			% of Net sales		Change				% of Net sales		Change
	2024	2023	2024	2023	$	%	2024	2023	2024	2023	$	%

Net sales	4,038	11,800	100.0%	100.0%	$(7,762)	(65.8)%	11,616	55,384	100.0%	100.0%	$(43,768)	(79.0)%
Cost of sales	1,011	8,671	25.0%	73.5%	(7,660)	(88.3)%	6,066	42,162	52.2%	76.1%	(36,096)	(85.6)%
Gross profit	3,027	3,129	75.0%	26.5%	(102)	(3.3)%	5,550	13,222	47.8%	23.9%	(7,672)	(58.0)%

Operating expenses:
Salaries, benefits and payroll taxes	1,609	4,059	39.8%	34.4%	(2,450)	(60.4)%	6,066	14,586	52.2%	26.3%	(8,520)	(58.4)%
General and administrative	1,771	5,433	43.9%	46.0%	(3,662)	(67.4)%	6,864	20,209	59.1%	36.5%	(13,345)	(66.0)%
Depreciation and amortization	185	524	4.6%	7.4%	(339)	(64.7)%	635	1,492	5.5%	2.7%	(857)	(57.4)%
Total operating expenses	3,565	10,016	88.3%	84.8%	(6,451)	(64.4)%	13,565	36,287	116.8%	65.5%	(22,722)	(62.6)%
Loss from operations	(538)	(6,887)	(13.3)%	(58.3)%	6,349	(92.2)%	(8,015)	(23,065)	(69.0)%	(41.6)%	15,050	(65.3)%

Other income (expense), net:
Interest expense	(3,219)	(3,415)	(79.7)%	(28.9)%	196	(5.7)%	(4,030)	(5,148)	(34.7)%	(9.3)%	1,118	(21.7)%
Change in fair value of contingent consideration	-	-	-	-	-	-%	1,000	-	8.6%	-	1,000	100.0%
Gain on extinguishment of debt	-	-	-	-	-	-%	2,166	-	18.6%	-	2,166	100.0%
Other income (expense), net	-	204	-	1.7%	(204)	(100)%	(3)	338	-%	0.6%	(341)	(100.9)%
Total other expense, net	(3,219)	(3,211)	(79.7)%	(27.2)%	(8)	0.2%	(867)	(4,810)	(7.5)%	(8.7)	3,943	(82.0)
Loss before income taxes	(3,757)	(10,098)	(93.0)%	(85.5)%	6,341	(62.8)%	(8,882)	(27,875)	(76.5)%	(50.3)%	18,993	(68.1)%
Provision for (benefit from) income taxes	-	-	-%	—%	-	-%	-	(6)	-%	—%	6	(100.0)%
Net loss	(3,757)	(10,098)	(93.0)%	(85.5)%	6,341	(62.8)%	(8,882)	(27,869)	(76.5)%	(50.3)%	18,987	(68.1)%
Net income (loss) attributable to non-controlling interest	-	19	-	0.2%	(19)	(100.0)%	(17)	(27)	(0.1)%	(0.2)%	10	(37.0)%
Net loss attributable to Greenlane Holdings, Inc.	$(3,757)	$(10,117)	(93.0)%	(85.7)%	$6,360	(62.9)%	$(8,865)	$(27,842)	(76.4)%	(50.1)%	18,977	(68.2)%

Consolidated Results of Operations

Net Sales

For the three months ended September 30, 2024, net sales were approximately $4.0 million, compared to approximately $11.8 million for the same period in 2024, representing a decrease of $7.8 million, or 65.8%. The year-over-year decrease in net sales was due to a major restructuring of our Industrial Group in April of 2023, involving our packaging and industrial vaping product lines; transitioning much of this business from a gross sales to a commission structure to preserve working capital. Revenues decreased in the Consumer Brands Group due, in part, to restructuring efforts and shift in strategy to focus on in-house brands that carry a higher margin profile while rationalizing third-party brand offerings, which generated top line revenue with lower margins. The consumer products were affected by the inability to access capital markets on equitable terms, resulting in stock-outs and shortages of higher velocity inventory. The Company is continuing to focus on profitable revenue and as a result top line revenue has significantly been reduced. Concurrently, the Company has continued its focus on right-sizing the business during the fiscal year ended December 31, 2023 and through present, in an effort to reduce sales and marketing costs and reduce or eliminate certain administrative functions.

For the nine months ended September 30, 2024, net sales were approximately $11.6 million, compared to approximately $55.4 million for the same period in 2024, representing a decrease of $43.8 million, or 79.0%. The year-over-year decrease in net sales was due to a major restructuring of our Industrial Group in April of 2023, involving our packaging and industrial vaping product lines; transitioning much of this business from a gross sales to a commission structure to preserve working capital. Revenues decreased in the Consumer Brands Group due, in part, to restructuring efforts and shift in strategy to focus on in-house brands that carry a higher margin profile while rationalizing third-party brand offerings, which generated top line revenue with lower margins. The consumer products were affected by the inability to access capital markets on equitable terms, resulting in stock-outs and shortages of higher velocity inventory. The Company is continuing to focus on profitable revenue and as a result top line revenue has significantly been reduced. Concurrently, the Company has continued its focus on right-sizing the business during the fiscal year ended December 31, 2023 and through present, in an effort to reduce sales and marketing costs and reduce or eliminate certain administrative functions.

Cost of Sales and Gross Margin

For the three months ended September 30, 2024, cost of sales decreased by $7.7 million, or 88.3%, as compared to the same period in 2023. The decrease in the cost of sales is driven by the 65.8% decrease in revenue in addition to a decrease in damaged and obsolete inventory write-offs.

For the nine months ended September 30, 2024, cost of sales decreased by $36.1 million, or 85.6%, as compared to the same period in 2023. The decrease in the cost of sales is driven by the 79.0% decrease in revenue in addition to a decrease in damaged and obsolete inventory write-offs.

Gross margin percentage increased 48.4% to 75.0% for the three months ended September 30, 2024, compared to 26.5% for the same period in 2023.

Gross margin percentage increased 23.9% to 47.8% for the nine months ended September 30, 2024, compared to 23.9% for the same period in 2023.

Salaries, Benefits and Payroll Taxes

Salaries, benefits and payroll taxes expenses decreased by approximately $2.5 million, or 60.4%, to $1.6 million for the three months ended September 30, 2024, compared to $4.1 million for the same period in 2023. The decrease is related to the reduction in workforce to right-size the business and focus on profitability.

Salaries, benefits and payroll taxes expenses decreased by approximately $8.5 million, or 58.4%, to $6.1 million for the nine months ended September 30, 2024, compared to $14.6 million for the same period in 2023. The decrease is related to the reduction in workforce to right-size the business and focus on profitability.

As we continue to closely monitor the evolving business landscape, we remain focused on identifying cost-saving opportunities while delivering on our strategy to recruit, train, promote and retain the most talented and success-driven personnel in the industry.

General and Administrative Expenses

General and administrative expenses decreased by approximately $3.7 million, or 67.4%, for the three months ended September 30, 2024, compared to the same period in 2023. The decrease is related to major restructuring effort by the Company to reduce cost and right-size the business. Compared with the first quarter of 2023, the Company focused on reduction across the board in general and administrative expenses and saw large decreases in professional and outside services, facility expenses, outbound freight, other general and administrative, marketing, taxes and licenses, and general insurance.

General and administrative expenses decreased by approximately $13.3 million, or 66.0%, for the nine months ended September 30, 2024, compared to the same period in 2023. The decrease is related to major restructuring effort by the Company to reduce cost and right-size the business. Compared with the first quarter of 2023, the Company focused on reduction across the board in general and administrative expenses and saw large decreases in professional and outside services, facility expenses, outbound freight, other general and administrative, marketing, taxes and licenses, and general insurance.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $0.3 million, or 64.7%, for the three months ended September 30, 2024, compared to the same period in 2023. The decrease is related to a major restructuring effort to reduce cost and right-size the business resulting in the sale and disposal of assets related to reducing our warehousing and office footprint.

Depreciation and amortization expense decreased $0.9 million, or 57.4%, for the nine months ended September 30, 2024, compared to the same period in 2023. The decrease is related to a major restructuring effort to reduce cost and right-size the business resulting in the sale and disposal of assets related to reducing our warehousing and office footprint.

Other Income (Expense), Net

Interest expense.

Interest expense decreased approximately $0.2 million for the three months ended September 30, 2024 compared to the same period in 2023. The decrease is primarily related to reduction in overall debt financing and refinancing debt for more favorable terms.

Interest expense decreased approximately $1.1 million for the nine months ended September 30, 2024 compared to the same period in 2023. The decrease is primarily related to reduction in overall debt financing and refinancing debt for more favorable terms.

Change in fair value of contingent consideration

There was a change in fair value of contingent consideration of approximately $1.0 million for the nine months ended September 30, 2024 compared to the same period in 2023. The change is primarily related to known reductions in earnouts related to Davinci and Eyce products.

Gain on debt extinguishment

There was an increase in gain on debt extinguishment of approximately $2.2 million for the nine months ended September 30, 2024, compared to the same period in 2023. The change is primarily related to a difference in the reduction in overall debt modification with Synergy, offset by the carrying value of the Davinci and Eyce assets acquired by Synergy. For further information, see Note 6, “Debt” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Provision for (Benefit from) Income Taxes

For the three and nine months ended September 30, 2024 and 2023, respectively, the effective tax rate differed from the U.S. federal statutory tax rate of 21% primarily due to the Operating Company’s pass-through structure for U.S. income tax purposes (through December 31, 2022), the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and the valuation allowance against the deferred tax asset.

Liquidity, Capital Resources and Going Concern

Our primary requirements for liquidity and capital are working capital, debt service related to recent acquisitions and general corporate needs. Our primary sources of liquidity are our cash on hand and the cash flow that we generate from our operations, as well as proceeds other equity issuances. As of September 30, 2024, we had approximately $2.3 million of cash, of which none was restricted and $0.1 million was held in foreign bank accounts, and approximately $2.5 million of negative working capital, which is calculated as total current assets minus total current liabilities, as compared to approximately $0.5 million of cash, of which $0.1 million was held in foreign bank accounts, and approximately $3.7 million of working capital as of December 31, 2023. The repatriation of cash balances from our foreign subsidiaries could have adverse tax impacts or be subject to capital controls; however, these balances are generally available to fund the ordinary business operations of our foreign subsidiaries without legal or other restrictions.

We believe that our cash on hand and the cash flow that we generate from our operations will not be sufficient to fund our working capital and capital expenditure requirements, as well as our debt repayments and other liquidity requirements associated with our existing operations, for the next 12 months. Based on our cash on hand and working capital at September 30, 2024, we may have insufficient cash to fund planned operations into the fourth quarter of 2024. This is evident from our continued efforts to raise capital and leverage external funding to fulfil our capital needs as highlighted below.

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

Notes Payable

On June 7, 2024, the Company entered into a subscription agreement with Cobra Alternative Capital Strategies, LLC. As of September 30, 2024, the Company has been loaned $3.1 million with net cash proceeds of $2.6 million with a remaining balance of $1.0 million. The note was issued with a 20% original issue discount and is due in full on December 7, 2024. See “Note 6 - Long Term Debt” for more information.

Management Initiatives

We have completed several initiatives to optimize our working capital requirements. We launched Groove, a new, innovative Greenlane Brands product line, and we also rationalized our third-party brands product offering, which enables us to reduce inventory carrying costs and working capital requirements.

In April 2023, we entered into two strategic partnerships. First, we entered into a strategic partnership (the “MJ Packaging Partnership”) with A&A Global Imports d/b/a MarijuanaPackaging.com (“MJ Pack”), a provider of packaging solutions to the cannabis industry. On August 8, 2024 the Company terminated its strategic partnership with MJ Packaging and is resuming its business as a direct provider of packaging solutions to the cannabis industry.  MJ Packaging however, remains a distribution customer of the Company. Second, we entered into a strategic partnership with an affiliate of one of our existing vape suppliers (“Vape Partner”) to service certain key customers with vaporizer goods and services (the “Vape Partnership”). As part of the Vape Partnership, we will introduce our Vape Partner to certain key customers, assist with the promotion and the sale of certain vaporizer goods and services, and help coordinate the logistics, storage and distribution of such vaporizer products. If our Vape Partner and key customer(s) enter into a direct relationship, the customers would directly purchase vaporizer goods and services, which we currently sell them, directly from our Vape Partner and we would no longer need to purchase such vape inventory on behalf of such key customer(s). In exchange we would earn quarterly and annual commission payments from our strategic partners. While the strategic partnership may result in a decrease in top line revenue for these vape products, this partnership combined with some of our other restructuring initiatives should allow us to reduce our overall cost-structure and enhance our margins, thereby improving our balance sheet.

We have successfully renegotiated supplier partnership terms and are continuing to improve working capital arrangements with suppliers. We have made progress consolidating and streamlining our office, warehouse, and distribution operations footprint. We have reduced our workforce by approximately 49% throughout fiscal year 2023 to reduce costs and align with our revenue projections.

We have incurred net losses of $8.9 million and $27.8 million for the nine months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024, cash used in operating activities was $5.2 million and cash used in operating activities for the year ended December 31, 2023 was $1.8 million. The recent macroeconomic environment has caused weaker demand than contemplated under our business plan, resulting in a reduction in projected revenue and cash flows for the twelve-month period included in the going concern evaluation.

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

As of September 30, 2024, we did not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash (used in) provided by operating activities	$(5,232)	$4,656
Net cash used in investing activities	(173)	(253)
Net cash provided by (used in) financing activities	7,248	(12,133)

Net Cash (Used in) Provided by Operating Activities

During the nine months ended September 30, 2024, net cash used in operating activities of $5.2 million consisted of a net loss of $8.8 million, offset partially by non-cash adjustments to the net loss of $1.0 million and a $1.2 million decrease in working capital driven by decreases in inventories of $4.2 million and decreases in accrued expenses of $0.5 million reduced by a decrease in customer deposits of $1.5 million and an increase in accounts receivable of $0.7 million.

During the nine months ended September 30, 2023, net cash “provided” by operating activities of approximately $1.2 million consisted of a net loss of $27.9 million offset by non-cash adjustments to net loss of approximately $4.4 million and a $24.7 million increase in working capital driven by an $18 million decrease in inventory, a $4.7 million decrease in accounts receivable, and a $4.0 million decrease in other assets reduced by a $3.1 million decrease in accounts payable.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2024, net cash used in investing activities of approximately $0.2 million consisted primarily of capital expenditures.

During the nine months ended September 30, 2023, net cash provided by investing activities of approximately $0.6 million , offset by cash used for development costs for our new enterprise resource planning (ERP) system of $0.6 million.

Net Cash Provided bv (Used in) Financing Activities

During the nine months ended September 30, 2024, net cash provided by financing activities of approximately $7.2 million primarily consisted of approximately $0.9 million in payments on loans against future accounts receivable, approximately $0.2 million in proceeds from future receivables financing, approximately $2.1 million in proceeds from notes payable, $3.0 in repayments on notes payable, and $5.6 million in net proceeds from the issuance of common stock.

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

Cybersecurity

Risk Management and Strategy

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Managing Material Risks & Integrated Overall Risk Management

We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our management team continuously evaluates and addresses cybersecurity risks in alignment with our business objectives and operational needs.

Oversee Third-party Risk

Because we are aware of the risks associated with third-party service providers, we have implemented stringent processes to oversee and manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. The monitoring includes annual assessments of the SOC reports of our providers and implementing complementary controls. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third-parties.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described in Item 9A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023, which have not yet been remediated as of September 30, 2024.

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

There were no other changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company has incurred net losses of $8.9 million and $27.8 million for the nine months ended September 30, 2024 and the prior year comparable period, respectively. For the nine months ended September 30, 2024, cash used in operating activities was $5.2 million, and cash used in operating activities for the year ended December 31, 2023 was $1.8 million. Based on our cash on hand and working capital at September 30, 2024, we may have insufficient cash to fund planned operations into the fourth quarter of 2024. As a result of our losses and our projected cash needs, combined with our current liquidity level, substantial doubt exists about the Company’s ability to continue as a going concern over the next 12 months. The recent macroeconomic environment has caused weaker demand than contemplated under the Company’s business plan, resulting in a reduction in projected revenue and cash flows for the twelve-month period included in the going concern evaluation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
4.1	Form of July 2023 Standard Warrant (Incorporated by reference to Exhibit 4.1 to Greenlane’s Current Report on Form 8-K, filed on July 3, 2023).
4.2	Form of July 2023 Pre-Funded Warrant (Incorporated by reference to Exhibit 4.2 to Greenlane’s Current Report on Form 8-K, filed on July 3, 2023).
4.3	Form of July 2023 Warrant Amendment (Incorporated by reference to Exhibit 4.3 to Greenlane’s Current Report on Form 8-K, filed on July 3, 2023).
10.1	Form of July 2023 Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed on July 3, 2023).
10.2	Placement Agency Agreement, dated as of June 29, 2023 (Incorporated by reference to Exhibit 10.2 to Greenlane’s Current Report on Form 8-K, filed on July 3, 2023).
10.3	Loan and Security Agreement, dated as of September 22, 2023, between Greenlane and Synergy Imports, LLC. (Incorporated by reference to Exhibit 10.3 to Greenlane’s Quarterly Report on Form 10-Q, filed on January 9, 2024).
10.4	Secured Promissory Note, dated as of September 22, 2023, between Greenlane and Synergy Imports, LLC. (Incorporated by reference to Exhibit 10.4 to Greenlane’s Quarterly Report on Form 10-Q, filed on January 9, 2024).
10.5	Asset Purchase Agreement, effective May 1, 2024, by and among Greenlane Holdings, Inc, Warehouse Goods LLC and Synergy Imports LLC (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed on May 10, 2024).
10.6	Loan Modification Agreement, effective May 1, 2024, by and among Warehouse Goods LLC, Synergy Imports LLC and the Guarantors as defined therein (Incorporated by reference to Exhibit 10.2 to Greenlane’s Current Report on Form 8-K, filed on May 10, 2024).
10.7	Amended and Restated Secured Promissory Note, effective May 1, 2024, by Warehouse Goods LLC and Synergy Imports LLC (Incorporated by reference to Exhibit 10.3 to Greenlane’s Current Report on Form 8-K, filed on May 10, 2024).
10.8	Subscription Agreement, effective June 7, 2024, by Warehouse Goods LLC and Greenlane Holdings, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders’ Equity, and (iv) Condensed Consolidated Statements of Cash Flows. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104*	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL.

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

