Form 10-K
period 2024-12-31
Greenlane Holdings, Inc.
filed 2025-03-21
CIK 1743745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately [$1.0 million] based upon the closing price reported for such date on the Nasdaq Capital Market.

As of March 19, 2025, Greenlane Holdings, Inc. had 8,336,953 shares of Class A common stock outstanding.

Greenlane Holdings, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2024

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

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, by which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors” and in other documents that we file from time to time with the Securities and Exchange Commission (the “SEC”).

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

●	our strategy, outlook, and growth prospects;
●	general economic trends, trends in the industry, and the competitive markets in which we operate;
●	our ability to generate adequate cash from our existing business to support our growth;
●	our ability to raise capital on favorable terms, or at all, to support the continued growth of the business, including high inflation and increasing interest rates;
●	our dependence on, and our ability to establish and maintain business relationships with third-party suppliers and service suppliers, including vulnerability to third-party transportation risks;
●	our ability to accurately estimate demand for our products and maintain appropriate levels of inventory;
●	our ability to maintain or improve our operating margins and meet sales expectations;
●	our ability to adapt to changes in consumer spending and general economic conditions;
●	our ability to maintain consumer brand recognition and loyalty of our products;
●	our ability to protect our intellectual property rights and use or license certain trademarks;
●	our ability to successfully identify and complete strategic acquisitions and/or dispositions;
●	our ability to address product defects and contamination of, or damage to, our products;
●	our exposure to potential various claims, lawsuits, and administrative proceedings;
●	our and our customers’ ability to establish or maintain banking relationships;
●	the impact of governmental laws and regulations and the outcomes of regulatory or agency proceedings;
●	fluctuations in U.S. federal, state, local, and foreign tax obligations and changes in tariffs;
●	any unfavorable scientific studies on the long-term health risks of vaporizers, electronic cigarettes, or cannabis and hemp-derived products, including cannabidiol (“CBD”);
●	failure of our information technology systems to support our current and growing business;
●	our ability to prevent and recover from Internet security breaches;
●	our sensitivity to global economic conditions and international trade issues;

●	the onset of an economic recession in the United States or other countries, including the impact of the ongoing wars, and their impact on the economy generally;
●	natural disasters, adverse weather conditions, operating hazards, environmental incidents and labor disputes;
●	public health crises;
●	the potential delisting of our Class A common stock from Nasdaq;
●	increased costs as a result of being a public company; and
●	our failure to maintain adequate internal controls over financial reporting.

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

Summary Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may materially and adversely affect our business, financial condition, results of operations, cash flows and prospects. These risks are discussed more fully in Item 1A. Risk Factors herein. These risks include, but are not limited to, the following:

●	Global economic conditions, including inflation and supply chain disruptions, could materially and adversely our business, prospects, results of operations, financial condition or cash flows.
●	A significant percentage of our revenue is dependent on sales of products from a relatively small number of key suppliers, and a decline in sales of products from these suppliers could materially harm our business.
●	We do not have long-term agreements or guaranteed price or delivery arrangements with most of our suppliers. The loss of a significant supplier would require us to rely more heavily on our other existing suppliers or to develop relationships with new suppliers. Such a loss may have an adverse effect on our product offerings and our business.
●	We are vulnerable to third-party transportation risks, including governmental laws and common carriers’ policies that prevent the shipment of the types of products we sell.
●	If we are unable to successfully execute on our liquidity and strategic initiatives, we may have significant cash constraints, which would have a material and adverse impact on our business and results of operations and ability to pay our debts as they come due.
●	Complications and disruptions associated with the design and implementation of our new ERP system have occurred and could adversely impact our business and operations in the future.
●	We may be required to seek additional financing sources, which may not be available to us on attractive terms if at all and could restrict our ability to engage in important business activities.
●	While we believe that our business and sales do not violate the Federal Paraphernalia Law, legal proceedings alleging violations of such law or changes in such law or interpretations thereof could materially and adversely affect our business, financial condition, or results of operations.
●	Officials of the U.S. Customs and Border Protection agency (“CBP”) have broad discretion regarding products imported into the United States, and the CBP has on occasion seized imported products, and seizures of the products we sell could have a material adverse effect on our business operations or our results of operations.
●	Our business depends partly on continued purchases by businesses and individuals selling or using cannabis and cannabis ancillary products pursuant to federal and state laws in the United States and laws in Canada, the European Union, United Kingdom, Mexico, and Latin America. Because our business is dependent, in part, upon continued market acceptance of cannabis by consumers, any negative trends could materially and adversely affect our business, financial conditions or results of operations. Additionally, we are subject to legislative uncertainty that could slow or halt the legalization and use of cannabis, which could negatively affect our business.
●	The market for vaporizer products and related items is a niche market, subject to a great deal of uncertainty and is still evolving, including uncertainty related to the regulation of vaporization products and certain other consumption accessories. Increased regulatory compliance burdens, no matter how they arise, could have a material adverse impact on our business development efforts and our operations.
●	Recently adopted laws prohibit the mailing of certain vaporizer products through the United States Postal Service (“USPS”) and place certain regulatory requirements on shipment of those products through other carriers. Additionally, carriers including UPS and FedEx have imposed policies restricting the shipment of vaporizers. If a significant volume of the products we carry cannot be shipped by the USPS or private carriers, or we must comply with burdensome policies and regulations, our shipping costs could increase materially and we could lose our ability to deliver products to customers in a timely and economical matter.

●	The FDA has expressed growing concern about the popularity among youth of certain vaporization products, including electronic nicotine delivery systems (“ENDS”) and has imposed significant regulation on ENDS products. Additional regulatory actions may further impact our ability to sell these products, as well as other vaporization products, in the United States or online.
●	Our narrow margins may magnify the impact of variations in operating costs and of adverse or unforeseen events on operating results.
●	Management and employee turnover creates uncertainties and could harm our business.
●	We and our customers may have difficulty accessing the services of banks, which may make it difficult for us and for them to sell our products.
●	We have failed, and may continue to fail, to meet the listing standards of Nasdaq, and as a result our Class A common stock may become delisted, which could have a material adverse effect on the liquidity of our Class A common stock.
●	The market price of our Class A common stock has been volatile and has declined significantly since our initial public offering and may face more volatility and price declines in the future. As a result, you may not be able to resell your shares at or above the price at which you have acquired or will acquire shares of our Class A common stock.
●	Substantial sales and issuances of our Class A common stock have occurred and may continue to occur, or may be anticipated, which have caused and could continue to cause our stock price to decline and your percentage ownership may be diluted in the future.

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

The Greenlane Brands, along with a curated set of third-party products, are offered to customers through our proprietary, owned and operated e-commerce platforms which include Wholesale.Greenlane.com, Vapor.com, PuffItUp.com, HigherStandards.com, and MarleyNaturalShop.com. Additionally, our presence on popular e-commerce platforms such as Amazon, Etsy, and eBay enable us to reach customers directly, providing them with valuable resources and a seamless purchasing experience.

We merchandise vaporizers, packaging, and other ancillary products in the United States, Canada, Europe, and Latin America. We distribute products to retailers through wholesale operations and distribute products to consumers through constantly evolving e-commerce activities. We operate our own distribution center in the United States, while also utilizing third-party logistics (“3PL”) locations in Canada. We made tremendous progress consolidating and streamlining our warehouse and distribution in 2023 and 2024, including the consolidations of our warehouse in Worcester, MA and 3PL location in Hebron, KY to our owned facility in Moreno Valley, California in 2023.

Greenlane offers a full spectrum of products, positioning us to meet all our customers’ growing demands. We focus on serving consumers across wholesale, retail, and e-commerce operations—offering all of our Greenlane Brands, as well as ancillary products and accessories from select leading third-party brands such as Storz and Bickel, Grenco Science, PAX, Cookies, and more. Our direct to consumer channels form a central part of our growth strategy, especially as it relates to scaling our own portfolio of higher-margin proprietary owned brands. In addition we serve Cannabis Operators by providing ancillary products essential to their daily operations and growth, such as packaging and vaporization solutions, including our Greenlane Brand Pollen Gear.

We have historically experienced only moderate seasonality in the direct to consumer side of our business, particularly during the fourth quarter. This coincides with Cyber Monday (the first Monday after Thanksgiving, when online retailers typically offer holiday discounts), and as our customers build up their inventories in anticipation of the holiday season. We also have related promotional marketing campaigns during this period.

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

The North American Cannabis Landscape

United States and Territories.

Twenty-four states, and the District of Columbia, have legalized cannabis for non-medical adult use with additional states, such as New Hampshire, actively considering the legalization of cannabis for non-medical adult use. An additional seventeen states have legalized medical cannabis in some form, with certain of those states permitting only low tetrahydrocannabinol (“THC”) oils for a limited class of patients. Notwithstanding the continued trend toward further state legalization, cannabis continues to be categorized as a Schedule I controlled substance under the Federal Controlled Substances Act (the “CSA”) and, accordingly, the cultivation, processing, distribution, sale, and possession of cannabis violate federal law in the United States as discussed further in Item 1A under the heading “Risk Factors.” However, after President Biden first directed federal agencies in October 2022 to review how cannabis is scheduled, the Department of Health and Human Services reviewed and made recommendations in August 2023 to reschedule cannabis from a Schedule I to Schedule III controlled substance. On May 16, 2024, the U.S. Drug Enforcement Administration (the “DEA”) issued a proposed rule to reclassify marijuana from its current classification as a Schedule I drug to a Schedule III drug. Schedule III classification represents a moderate to low potential for physical and psychological dependence and reclassification of marijuana from a Schedule I to a Schedule III drug would thereby loosen DEA restrictions. Nonetheless, the DEA has made clear that if reclassification were to take place, the “regulatory controls applicable to Schedule III controlled substances would apply” which includes controls related to the manufacture, distribution, dispensing, and possession of marijuana. Our business depends partly on continued purchases by businesses and individuals selling or using cannabis and cannabis ancillary products pursuant to state laws in the United States.

In the United States, the legal cannabis market generated $26.5 billion in 2022, which increased to $31.4 billion in 2023, reflecting an 18.5% growth (XYZ Cannabis Market Report 2023). The number of U.S. states with legalized cannabis increased from 18 in 2022 to 23 in 2023, a 27.8% rise in state participation (National Cannabis Industry Association Reports). The cannabis consumers base for legal cannabis has expanded notably across all regions. In the United States, the number of users grew from 47 million in 2023 to 52.5 million in 2024, an 11.7% increase (Cannabis Facts and Stats | Cannabis and Public Health | CDC)

Canada.

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

The Canadian market declined from CAD 5.5 billion in 2023 to CAD 5.3 billion in 2024, marking a 3.27% decrease (Government of Canada, Cannabis Market Reports). Despite this decline, the Canadian cannabis market is expected to grow at a CAGR of 10.1% between 2024 and 2030. In Canada, all ten provinces and three territories have legalized cannabis, with significant improvements in regulatory frameworks and retail infrastructure between 2022 and 2023, particularly in Ontario and British Columbia (Health Canada Reports).

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

Product Information

Consumers of cannabis, herbs, flavored compounds, aromatherapy oils, and nicotine require the types of products we distribute, including vaporizers, pipes, rolling papers and packaging. Producers of cannabis products are able to source compliant packaging, vape hardware, and other products needed in the manufacturing and distribution stages of the supply chain. We believe we distribute the “picks & shovels” for these rapidly growing industries and producers. As the world of cannabis and its respective aesthetic continues to expand, we strive to keep our product mix relevant, popular, and innovative; offering an array of products from vaporizers, grinders, pipes and other inhalation devices to storage solutions, to rolling papers and even apparel lines. As our product offerings continue to develop, we expect our revenue by categories to increase accordingly.

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

Portable Vaporizers. With the development of lithium batteries, vaporizers have now become portable. Technological advances are resulting in lighter, sleeker, and more visually appealing units that are capable of quickly heating material to the user’s desired temperature setting. Portable vaporizers, of which vape pens are a sub-set, are differentiated by many features, including output, battery life, recharge time, material, capacity, and design.

Other Methods of Consumption. In addition to vaporizers, consumers have a wide array of methods of consumption at their disposal, including hand pipes, water pipes, rolling papers, and oral and topical delivery methods.

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

Our Competitive Strengths

We attribute our success to the following competitive strengths:

A Clear Market Leader in an Attractive Industry.

We are a global platform for the development and distribution of premium cannabis accessories, packaging, vape solutions, and lifestyle products, reaching thousands of retail locations, including, licensed cannabis dispensaries, smoke shops, head shops, and specialty retailers. We also own and operate one of the industry’s most visited North American direct-to-consumer e-commerce websites, Vapor.com, as well as PuffItUp.com.. We also sell our proprietary products direct to consumers via Higherstandards.com, and MarleyNaturalShop.com. We operate storefronts on Amazon, Ebay, Etsy, and other online high traffic marketplaces.

Market Knowledge and Understanding.

Because of our experience and our extensive, long-term industry relationships, we believe we have a deep understanding of customer needs and desires in our business channels. This allows us to influence customer demand and the pipeline between product manufacturers, suppliers, advertisers and the marketplace. We have also established strong relationships with a wide array of industry participants including leading MSOs, SSOs, retailers, and third party ancillary product producers.

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

Entrepreneurial Culture.

We believe our entrepreneurial, results-driven culture fosters highly dedicated employees who provide our customers with superior service. We invest in our talent by providing ongoing training and have successfully developed programs that provide comprehensive product knowledge and tools needed to have a unique understanding of our customers’ goals and decision-making processes.

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

Experienced and Proven Management Team Driving Organic and Acquisition Growth.

We recently revamped our management team to directly align with our strategic goals and initiatives. Our management team features vast relevant experience in consumer-packaged goods, brand building, and e-commerce. In addition, our management team has expertise in accounting and finance, mergers and acquisitions, supply chain, information technology, marketing and operations.

Our Operating Strategies

We intend to leverage our competitive strengths to increase shareholder value through the following core strategies:

Plan to Accelerate Path to Profitability and Capitalize the Business

In today’s economic landscape, particularly within the cannabis industry, achieving profitability and preserving working capital are paramount. At Greenlane, we are intensely focused on making our business profitable and well-capitalized for long-term sustainability. Our key initiatives include:

1.	Technology Enhancements: We remain fully committed to improving our technology, particularly our B2B and e-commerce platforms, to provide a seamless shopping experience for our wholesale and retail customers.
2.	Facility Footprint Rationalization: In 2023 and 2024, we optimized our facilities footprint by reducing warehouse and office space while increasing operational efficiency and improving fulfillment practices.
3.	Headcount Reduction: We have significantly reduced our headcount and associated salary expenses, focusing on maintaining a core group of key employees as we collectively right-size the business.
4.	Cost Structure Optimization: We continue to reduce our overall cost structure while improving margins. In April 2023, we formed two strategic partnerships (described below in greater detail) to increase margins and significantly reduce working capital requirements. Similarly, we restructured arrangements with several third-party brands to reduce our working capital needs.
5.	Inventory Management: In 2024, we continued to refine and improve our inventory management and lifecycle strategy that is focused on a quarterly turn and a regular review of inventory to avoid future write-offs.
6.	Sales Force Upgrade: We have upgraded and will continue to upgrade our sales force from a solely account management centric team to a skilled and driven sales team to acquire new customers while maintaining excellent service with our existing customers.
7.	Product Innovation: In 2024, we expanded our product offering to further enhance our assortment available to our customers to include the most up to date technology available and launched our health and safety product line promoting safe and responsible consumption.
8.	Capital Investment: We continue to seek opportunities for securing investment capital to leverage our platform, increase availability and reduce stockouts of our high demand third-party brands, invest in marketing and sales, and improve our product offerings.

Management believes that these initiatives will significantly reduce costs, help accelerate the Company’s path to profitability, support business growth, and allow the Company to reinvest capital into its highest demand and highest potential product lines.

During 2023, 2024 and 2025, the Company received capital from various sources permitting it to right-size the business and position the company for growth. Such sources are described in greater detail in the Liquidity and Capital Resources Section of this report.

During 2023, 2024 and 2025, the Company also entered into certain arrangements to reduce working capital requirements and improve its balance sheet.

In 2023 and 2024 we completed several initiatives to optimize our working capital requirements due to our inability to access capital markets on equitable terms and stock-outs and shortages of higher velocity inventory.

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

On February 19, 2025, Greenlane Holdings, Inc. (the “Company”) consummated a private placement (the “Private Placement”) pursuant to a securities purchase agreement (“Purchase Agreement”) with institutional investors (the “Purchasers”) for the purchase and sale of approximately $25.0 million of shares of the Company’s Class A common stock (the “Common Stock”) and investor warrants at a price of $1.19 per Common Unit. The entire transaction was priced at the market under Nasdaq rules. The offering consisted of the sale of Common Units (or Pre-Funded Units), each consisting of (i) one (1) share of Common Stock or one (1) Pre-Funded Warrant, (ii) one (1) Series A PIPE Common Warrant to purchase one (1) share of Common Stock per warrant at an exercise price of $1.4875 (the “Series A Warrant”) and (iii) one (1) Series B PIPE Common Warrant to purchase one (1) share of Common Stock per warrant at an exercise price of $2.975 (the “Series B Warrant” and together with the Series A Warrant, the “Warrants”).

The initial exercise price of each Series A Warrant is $1.4875 per share of Common Stock. The Series A Warrants are exercisable following stockholder approval and expire five (5) years thereafter. The number of securities issuable under the Series A Warrant is subject to adjustment as described in more detail in the Series A Warrant. The initial exercise price of each Series B Warrant is $2.975 per share of Common Stock or pursuant to an alternative cashless exercise option. The Series B Warrants are exercisable following stockholder approval and expire two and one-half (2.5) years thereafter. The number of securities issuable under the Series B Warrant is subject to adjustment as described in the Series B Warrant.

In connection with the Private Placement, the Company entered into a registration rights agreement with the Purchasers on February 18, 2025 (the “Registration Rights Agreement”), pursuant to which the Company is required to file a registration statement covering the resale of the Securities within 30 calendar days of the closing of the offering.

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

On June 24, 2022, we provided via press release an update on the progress of the PACT Act Exemption, following our successful implementation of the controls, processes and systems required by the USPS in connection with the shipment of ENDS products. We currently have the ability to fulfill ENDS orders with the USPS which allows us to reduce shipping costs, decrease fulfillment times and enhance the overall customer experience for approved wholesale customers.

Enhance Our Operating Margins.

We expect to enhance our operating margins as our business expands through a combination of additional product purchasing discounts, reduced inbound and outbound shipping and handling rates, reduced transaction processing fees, increased operating efficiencies, and realization of benefits through leveraging our platform, existing assets and consolidated distribution facilities. We are focused on converting more of our overall sales to be completed through technology platforms such as our e-commerce consumer sites, large marketplace sites like Amazon, and our proprietary B2B ordering portal at Wholesale.Greenlane.com. Transacting a higher percentage of our sales through automated technological platforms, versus the manual phone and email efforts in play today, should improve our overall operating margins.

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

Business Seasonality

We have historically experienced only moderate seasonality in our direct to consumer business, particularly during the fourth quarter, which coincides with Cyber Monday (the first Monday after Thanksgiving, when online retailers typically offer holiday discounts), and as our customers build up their inventories in anticipation of the holiday season and for which we have related promotional marketing campaigns.

Human Capital Resources

As of March 17,2025, we had 49 full-time employees. Approximately 47 were employed in the U.S., and two were employed in Canada. None of our employees are represented by a labor union. We have never experienced a labor-related work stoppage.

During 2023 and 2024, we completed a series of reductions in force, which resulted in approximately $10.1 million in annualized cash compensation cost savings. We believe our current headcount and resources are sufficient to execute our plan of achieving profitability in the near term, while remaining flexible to scale our hiring as industry demand and our sales grow.

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

Competition

Business-to-Business. We operate in an evolving industry in which the market and its participants remain highly fragmented. Although it is difficult to find reliable independent research, we believe there is a vast number of potential B2B customers in North America comprised of licensed cannabis dispensaries, smoke shops, and specialty retailers. Our B2B customers compete primarily on the basis of breadth, style, quality, pricing and availability of merchandise, the level of customer service, brand recognition and loyalty. We successfully reach our B2B customers through our direct sales force and other marketing initiatives and provide them with our strategically curated mix of brands and products, merchandise planning strategies and exceptional customer service. Among vaporizer product distributors, we compete against both suppliers and other distributors. A number of suppliers choose to distribute directly in some sales channels and may also operate their own e-commerce platforms. We face competition from many small privately-owned regional distributors that carry a narrow range of products. We believe there are only a select few wholesale distributors carrying a complete line of premium vaporization products and consumption accessories. This has led to our emphasis on our wholesale business through our business-to-business (B2B) customer portal at Greenlane.Wholesale.com. This platform provides our business customers with seamless access to our catalog of products for purchase 24 hours a day, 365 days a year. The wholesale website offers customers an improved user experience with an easy-to-use layout that streamlines processes and allows customers to interact with us at their convenience.

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

Recent Developments

On February 19, 2025, Greenlane Holdings, Inc. (the “Company”) consummated a private placement (the “Private Placement”) pursuant to a securities purchase agreement (“Purchase Agreement”) with institutional investors (the “Purchasers”) for the purchase and sale of approximately $25.0 million of shares of the Company’s Class A common stock (the “Common Stock”) and investor warrants at a price of $1.19 per Common Unit. The entire transaction was priced at the market under Nasdaq rules. The offering consisted of the sale of Common Units (or Pre-Funded Units), each consisting of (i) on e (1) share of Common Stock or one (1) Pre-Funded Warrant, (ii) one (1) Series A PIPE Common Warrant to purchase one (1) share of Common Stock per warrant at an exercise price of $1.4875 (the “Series A Warrant”) and (iii) one (1) Series B PIPE Common Warrant to purchase one (1) share of Common Stock per warrant at an exercise price of $2.975 (the “Series B Warrant” and together with the Series A Warrant, the “Warrants”).

The initial exercise price of each Series A Warrant is $1.4875 per share of Common Stock. The Series A Warrants are exercisable following stockholder approval and expire five (5) years thereafter. The number of securities issuable under the Series A Warrant is subject to adjustment as described in more detail in the Series A Warrant. The initial exercise price of each Series B Warrant is $2.975 per share of Common Stock or pursuant to an alternative cashless exercise option. The Series B Warrants are exercisable following stockholder approval and expire two and one-half (2.5) years thereafter. The number of securities issuable under the Series B Warrant is subject to adjustment as described in the Series B Warrant.

In connection with the Private Placement, the Company entered into a registration rights agreement with the Purchasers on February 18, 2025 (the “Registration Rights Agreement”), pursuant to which the Company is required to file a registration statement covering the resale of the Securities within 30 calendar days of the closing of the offering.

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

Our business and operations are sensitive to global economic conditions. General global economic downturns and macroeconomic trends, including heightened inflation, volatility in the capital markets, interest rate and currency rate fluctuations, the ongoing war in Ukraine, and economic slowdown or recession, may result in unfavorable conditions that could negatively affect demand for our products and exacerbate some of the other risks that affect our business, financial condition and results of operations. Both domestic and international markets experienced significant inflationary pressures in 2023 and 2024 and inflation rates in the U.S. are currently expected to continue at elevated levels for the near-term. In addition, the Federal Reserve has raised, and is expected to continue to raise, interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. Interest rate increases or other government actions taken to reduce inflation could also result in an economic recession.

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

We had cash available as of December 31, 2024, of $0.9 million. In addition, our revenue for the year ended December 31, 2024, was down from prior years and has declined in recent quarters. If we are unable to access additional liquidity through successful execution of our cost cutting strategic initiatives and revenue goals, we may have significant cash constraints, which would have a material adverse impact on our business, results of operations and ability to pay our debts as they come due.

We have failed in the past, and fail in the future to meet the listing standards of Nasdaq, and as a result our Class A common stock could become delisted, which could have a material adverse effect on the liquidity of our Class A common stock.

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

On August 21, 2023, we received a letter from the staff of Nasdaq indicating that we were not in compliance with Nasdaq Listing Rule 5450(a)(1) because the closing bid price per share for our Class A common stock had closed below $1.00 for the previous 30 consecutive business days (the “Minimum Bid Price Requirement”). We were given 180 days, or until February 20, 2024 to regain compliance with the Minimum Bid Price Requirement. We also filed an application to transfer the listing of our Class A common stock from the Nasdaq Global Market to the Nasdaq Capital Market, which transfer was approved and occurred on February 9, 2024. As a result of the transfer, we became eligible to request an additional 180-day compliance period.

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

On January 29, 2024, in accordance with Nasdaq Listing Rules, we notified Nasdaq of Ms. Collins’ resignation and the resulting non-compliance. On January 30, 2024, we received a notice from Nasdaq acknowledging the fact that we do not meet the requirements of such rules. In accordance with Nasdaq Listing Rules 5605(b)(1)(A) and 5605(c)(4), to regain compliance with the Nasdaq Listing Rules. With the resignation of Mr. Snyder, we were notified on July 26, 2024 that we had regained compliance with the Independent Director Rule. We regained compliance with the requirement that the Audit Committee of the Board of Directors be comprised of three independent directors on December 31, 2024 with the addition of Mr. Howe to the Audit Committee.

On April 18, 2024, we received a notice from Nasdaq stating that because we had not yet filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, we were no longer in compliance with Nasdaq Listing Rule 5250(c)(1). Nasdaq Listing Rule 5250(c)(1) requires listed companies to timely file all required periodic financial reports with the Securities and Exchange Commission. We were notified by Nasdaq that we had regained compliance on July 26, 2024.

On May 21, 2024, we received a notice from Nasdaq stating that because we had not yet filed our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024, we were no longer in compliance with Nasdaq Listing Rule 5250(c)(1). We were notified by Nasdaq that we had regained compliance on July 26, 2024.

The Company had 60 calendar days from April 18, 2024, or until June 17, 2024, to regain compliance by filing the Form 10-K and the Form 10-Q or to submit to Nasdaq a plan to regain compliance with the Nasdaq Listing Rules. We timely submitted the plan to regain compliance to Nasdaq and Nasdaq granted us additional time to file the Form 10K and 10Q.

On June 26, 2024, we were notified by Nasdaq that a filing extension was granted through July 31, 2024, for our Annual Report on Form 10-K and Quarterly Report on Form 10-Q.

On July 26, 2024, we received a notification by Nasdaq that we had regained compliance with the Independent Director Rule, and due to the filing of our Annual Report on Form 10-K and Quarterly Report on Form 10-Q was back in compliance with the Nasdaq Filing Rule.

On August 26, 2024, we received a notice from Nasdaq stating that we had met the minimum bid requirements as of August 23, 2024, and were back in compliance with Nasdaq minimum bid requirements.

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

Vaporizer products comprise a significant portion of our product portfolio. Many of these products have only recently been introduced to the market and are at an early stage of development. These products represent core components of a niche market that is evolving rapidly, is characterized by a number of market participants and is subject to regulatory oversight and a potentially fluctuating regulatory framework. Rapid growth in the use of, and interest in, vaporizer products is recent and may not continue on a lasting basis. The demand and market acceptance for these products is subject to a high level of uncertainty, including, but not limited to, changes in governmental regulation, developments in product technology, perceived safety and efficacy of our products, perceived advantages of competing products and sale and use of materials that can be vaporized, including in the expanding legal state cannabis markets. Therefore, we are subject to many of the business risks associated with a new enterprise in a niche market. Continued technical evolution, market uncertainty, evolving regulation and the resulting risk of failure of our new and existing product offerings in this market could have a material adverse effect on our ability to build and maintain market share and on our business, results of operations and financial condition. Further, there can be no assurance that we will be able to continue to compete effectively in this marketplace.

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

Our customers generally place orders on an as-needed basis. Consistent with industry practice, we do not have long-term contracts with most of our customers, other than certain retail chains or distributors in Canada and abroad and certain state-licensed cannabis businesses in the United States. In addition, our agreements generally do not commit our customers to any minimum purchase volume. Accordingly, we are exposed to risks from potential adverse financial conditions in the vaporization products and consumption accessories industry, a potentially shifting legal landscape, the general economy, a competitive landscape, a changing technological landscape or changing customer needs or any other change that may affect the demand for our products. We cannot assure you that our customers will continue to place orders with us in similar volumes, on the same terms, or at all. Our customers may terminate their relationships with us or reduce their purchasing volume at any time. Our ten largest customers, in the aggregate, represented approximately 51.1 and 39.0% of our net sales for the years ended December 31, 2024 and 2023, respectively. The loss of a significant number of customers, or a substantial decrease in a significant customer’s orders, may have an adverse effect on our revenue.

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

Currency movements and suppliers’ price increases relating to currency exchange rates are significant factors affecting our cost of sales. Many of our products are purchased from suppliers located in foreign countries and we make payments for our products in numerous currencies. Thus, we bear certain foreign exchange rate risk for certain of our inventory purchases. In addition, and as part of our strategy, we may undertake further international expansion. As a result, in the future, we may be more sensitive to the risks of exchange rate fluctuations, which may have a material adverse effect on our business, results of operations and financial condition.

There are conflicts of interest among certain of our executive officers and our stockholders.

Certain of our executive officers are engaged in other activities and have interests in other entities on their own behalf or on behalf of other persons. Neither we, nor our stockholders will have any rights in these ventures or their income or profits. Specifically, we sold $0.0 million and $0.0 million in products and supplies to Blum Holdings, Inc. (“Blum”) in the years ended December 31, 2024 and 2023, respectively. Total gross accounts receivable due from Blum were approximately $0.4 million and $0.4 million as of December 31, 2024 and 2023, respectively. Nicholas Kovacevich, our former Chief Corporate Development Officer, and a member of our Board until January 6, 2023 is an investor in Blum and a member of its board of directors.

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

For the years ended December 31, 2024 and 2023, we derived 17.9% and 7.1%, respectively, of our net sales from outside the United States, primarily in Canada and certain European countries. As a result, we are subject to numerous evolving and complex laws and regulations which apply, among other things, to financial reporting standards, corporate governance, data privacy, tax, trade regulations, export controls, competitive practices, labor, health and safety laws, laws regarding controlled substances, laws regarding drug paraphernalia, and regulations in each jurisdiction in which we operate. We are also required to obtain permits and other authorizations or licenses from governmental authorities for certain of our operations and we or our suppliers must protect our intellectual property worldwide. In the jurisdictions in which we operate, we need to comply with various standards and practices of different regulatory, tax, judicial and administrative bodies.

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

New tariffs and the evolving trade policy dispute between the United States, China and other nations may adversely affect our business.

In 2018, the United States imposed significant tariffs on steel and aluminum imports from a number of countries, including China. These tariffs and the evolving trade policy dispute between the United States and China may have a significant impact on the industries in which we participate. Many of the products we sell, including without limitation, certain vaporizer products, aluminum grinders, paper products and plastic products, are subject to the 25 percent tariff and such tariff, along with resultant price increases, may negatively impact our pricing and customer demand for these products. A “trade war” between the United States, China and other nations or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, customers, suppliers and/or the United States economy or certain sectors thereof and, thus, to adversely impact our businesses and results of operations.

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

We are subject to risks associated with public health crises, such as pandemics and epidemics, which may have a material adverse effect on our business. The nature and extent of future impacts are highly uncertain and unpredictable.

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

We are a holding company and have no material assets other than our ownership of all of the Common Units of the Operating Company. As such, we have no independent means of generating revenue or cash flow. Our ability to pay our operating expenses or declare and pay dividends in the future, if any, will be dependent upon the financial results and cash flows of the Operating Company and its subsidiaries and distributions we receive from the Operating Company. There can be no assurance that the Operating Company and its subsidiaries will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants, in any future debt instruments, will permit such distributions. In addition, because we are a holding company, our stockholders’ claims as a stockholder will be structurally subordinated to all existing and future liabilities and obligations of the Operating Company. Therefore, in the event of a bankruptcy, liquidation or reorganization, our assets and those of the Operating Company and its subsidiaries will be available to satisfy the claims of our stockholders only after all of our and Greenlane Holdings, LLC’s and its subsidiaries’ liabilities and obligations have been paid in full.

The Operating Company is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to any entity-level U.S. federal income tax. Instead, taxable income is allocated to holders of Common Units. As of December 31, 2024 and 2023, we hold all of the outstanding Common Units. Accordingly, we will incur income taxes on any net taxable income of the Operating Company. Under the terms of the Fourth Amended and Restated Agreement of the Operating Company (the “Operating Agreement”), the Operating Company is obligated to make tax distributions to holders of Common Units. In addition to tax expenses, we will also incur expenses related to our operations which we expect could be significant. We intend, as its manager and sole member, to cause the Operating Company to make cash distributions to us in an amount sufficient to (i) fund our tax obligations in respect of taxable income allocated to us and (ii) cover our operating expenses. However, the Operating Company’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which the Operating Company is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering the Operating Company insolvent. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations, we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders.

The Tax Receivable Agreement (the “TRA”) may require us to make cash payments to the members of the Operating Company in respect of certain tax benefits to which we may become entitled.

Under the TRA we entered into with the Operating Company and its members, we are required to make cash payments to the members of the Operating Partnership equal to 85% of the tax benefits, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (i) the increases in the tax basis of assets of the Operating Company resulting from any redemptions or exchanges of Common Units from the members and (ii) certain other tax benefits related to our making payments under the TRA. Although we held all of the outstanding Common Units as of December 31, 2024 and 2023, payments under the TRA are not conditioned on any member’s continued ownership of Common Units or our Class A common stock.

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

Future securities issuances could result in significant dilution to our stockholders and impair the market price of our common stock.

Future issuances of shares of our common stock could depress the market price of our common stock and result in dilution to existing holders of our common stock. Also, to the extent outstanding options and warrants to purchase our shares of our common stock are exercised or options or other equity-based awards are issued or become vested, there will be further dilution. The amount of dilution could be substantial depending upon the size of the issuances or exercises. Furthermore, we may issue additional equity securities that could have rights senior to those of our common stock.

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

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly now that we are no longer an “emerging growth company.”

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

As we are no longer an “emerging growth company” as defined in the JOBS Act, we must now comply with various reporting requirements. With these new requirements, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

As a public reporting company, we are subject to rules and regulations established from time to time by the SEC regarding our internal control over financial reporting. In connection with our assessment of the effectiveness of our disclosure controls and procedures, we identified certain material weaknesses in our internal control over financial reporting, which caused our Chief Executive Officer and Chief Financial Officer to determine that our internal control over financial reporting, as well as our disclosure controls and procedures, were not effective as of December 31, 2020 and these material weaknesses have not yet been fully remediated as of December 31, 2024

As a public reporting company, we are subject to the rules and regulations established from time to time by the SEC. These rules and regulations require that, among other things, we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel.

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

As previously disclosed, in 2020, we began a multi-year implementation of a new ERP system, which we completed in 2023. The ERP system serves as our existing core financial system. Concurrently, in 2023, the re-design of the user access roles and permissions in the new ERP system were completed, and new controls were put into place. These previously reported material weaknesses related to ineffective user access controls were not yet remediated as of 12/31/2024.

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

In the event of a cybersecurity incident, we have established incident response plans and protocols to minimize the impact and facilitate swift recovery. The Company’s Audit Committee oversees cybersecurity risk. The Audit Committee is promptly notified by Information Technology leadership of any potentially serious incidents including details and recommendations on the detection, mitigation, and remediation of the same. During the calendar year 2024, there have been no known reported cybersecurity incidents that have materially affected our operations or financial results.

We believe in transparency and open communication, promptly informing affected parties and relevant authorities as required by law. Together, we remain vigilant, adaptive, and resilient in the face of evolving cyber threats, safeguarding the trust and confidence of those we serve.

ITEM 2. PROPERTIES

We lease our administrative office space in Boca Raton, Florida and our distribution center and offices in Moreno Valley, California in the United States, and an administrative office location in Canada. We believe that our facilities are adequate for our current global operational needs and we are capable of acquiring or leasing additional space as necessary.

ITEM 3. LEGAL PROCEEDINGS

For information regarding legal proceedings as of December 31, 2024, see “Note 7—Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock is listed on the Nasdaq Capital Market under the symbol “GNLN”.

Holders

As of March 19, 2025, there were approximately 91 stockholders of record of our Class A common stock. Since certain of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never declared or paid any cash dividends on our Class A common stock. We intend to retain any future earnings and do not expect to pay cash dividends in the foreseeable future.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the year ended December 31, 2024.

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

As of the date of this Annual Report on Form 10-K, all July 2023 Pre-Funded Warrants have been exercised, based upon which we issued an additional 1,911,000 shares of our Class A common stock for de minimis net proceeds in 2024.

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

On August 12, 2024, the Company entered into a securities purchase agreement with a single institutional investor for aggregate gross cash proceeds of $6.5 million. In connection with the private placement, the Company issued an aggregate of 2,363,637 units and pre-funded units. The pre-funded units were sold at the same purchase price as the units, less the pre-funded warrant exercise price of $0.001. Each unit and pre-funded unit consisted of one share of common stock (or one pre-funded warrant) and two common warrants, each exercisable for one share of common stock at an exercise price of $2.50 per share. The common warrant are exercisable on the initial exercise date described in the common warrant and will expire 5.0 years from such date.

On October 29, 2024, the Company entered into an Exchange Agreement with its Senior Subordinated Lender, whereby the Company agreed to exchange an aggregate of $4,617,307 of debt originally owed to Agile Capital Funding LLC and Cedar Advance LLC in a 3(a)(9) exchange for new Senior Subordinated Notes in the principal amount of $4,000,000 due one year from issuance (the “Exchange Note”), reducing outstanding indebtedness by approximately $617,000. The Exchange Note was convertible at the option of the holder at $3.17 per share. In connection with the Exchange, the Company issued an aggregate of 1,261,830 five year warrants with an exercise price of $3.04 per share (the “Exchange Warrants”). The Exchange Note was repaid out of the proceeds of the February 2025 Offering.

In addition, pursuant to the terms of the Exchange Agreement, the Company agreed to issue warrants to the Holders, with an initial exercise price of $3.04, exercisable 180 days after issuance (the “Exchange Inducement Warrants”). The Exchange Inducement Warrants were issued to incentivize the holders to exercise some or all of their existing warrants originally issued on August 13, 2024 (the “Existing Warrants”) for cash, which existing warrants have an exercise price of $2.50 per share. The Exchange Inducement Warrants are initially exercisable for zero shares, but to the extent that the Holders exercise any of such Existing Warrants during the one-hundred sixty day inducement period, the Exchange Inducement Warrants will become exercisable on April 30, 2025 for 200% of the number of Existing Warrants exercised for cash during such inducement period. As part of the February 2025 Offering, the exercise price of these warrants was adjusted to $1.19 per share.

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

We have been developing a world-class portfolio of our own proprietary brands (the “Greenlane Brands”) and carefully curated third-party products that we believe will, over time, deliver higher margins and create long-term value for our customers and shareholders. Our wholly-owned Greenlane Brands includes our recently launched more affordable product line – Groove, innovative silicone pipes and accessories and premium ancillary product brand – Higher Standards. We also have category exclusive licenses for the premium Marley Natural branded products, as well as the K Haring Glass Collection. In 2024, we expanded our assortment to include health and safety products and entered into strategic partnerships with Safety Strips and Swabtek, offering fentanyl and Drink Spike testing products.

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

Plan to Accelerate Path to Profitability and Capitalize the Business

In today’s economic landscape, particularly within the cannabis industry, achieving profitability and preserving working capital are paramount. At Greenlane, we are intensely focused on making our business profitable and well-capitalized for long-term sustainability. Our key initiatives include:

1.	Technology Enhancements: We remain fully committed to improving our technology, particularly our B2B and e-commerce platforms, to provide a seamless shopping experience for our wholesale and retail customers.
2.	Facility Footprint Rationalization: In 2023 and 2024, we optimized our facilities footprint by reducing warehouse and office space while increasing operational efficiency and improving fulfillment practices.
3.	Headcount Reduction: We have significantly reduced our headcount and associated salary expenses, focusing on maintaining a core group of key employees as we collectively right-size the business.
4.	Cost Structure Optimization: We continue to reduce our overall cost structure while improving margins. In April 2023, we formed two strategic partnerships (described below in greater detail) to increase margins and significantly reduce working capital requirements.
5.	Inventory Management: In 2024, we continued to refine and improve our inventory management and lifecycle strategy that is focused on a quarterly turn and a regular review of inventory to avoid future write-offs.
6.	Sales Force Upgrade: We have upgraded and will continue to upgrade our sales force from a solely account management centric team to a skilled and driven sales team to acquire new customers while maintaining excellent service with our existing customers.
7.	Product Innovation: In 2024, we expanded our product offering to further enhance our assortment available to our customers to include the most up to date technology available and launched our health and safety product line promoting safe and responsible consumption.
8.	Capital Investment: We continue to seek opportunities for securing investment capital to leverage our platform, increase availability and reduce stockouts of our high demand third-party brands, invest in marketing and sales, and improve our product offerings.

Management believes that these initiatives in conjunction with the capital received in the February 2025 Private Placement will significantly reduce costs, help accelerate the Company’s path to profitability, support business growth, and allow the Company to reinvest capital into its highest demand and highest potential product lines.

During 2023 and 2024, the Company received capital from various sources permitting it to right-size the business and position the company for growth and in 2025 the Company received capital from a Private Placement in February. Such sources are described in greater detail in the Liquidity and Capital Resources Section of this report.

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

On May 6, 2024, the Company, Warehouse Goods and Synergy Imports LLC (“Synergy”) entered into an asset purchase agreement, dated May 1, 2024 (the “Asset Purchase Agreement”) pursuant to which Synergy purchased all of the intellectual property, a specified amount of inventory, and other assets related to the Eyce and DaVinci brands. In consideration for the acquisition, all parties entered into a loan modification agreement, effective May 1, 2024 (the “Loan Modification Agreement”) and an amended and restated secured promissory note, effective May 1, 2024 (the Amended and Restated Secured Promissory Note”), an amendment to the original Eyce and Davinci Asset Purchase Agreements, a distribution agreement, the termination of a license granted by Eyce, and the termination of certain consulting and employment agreements. The Loan Modification Agreement was restructured on October 29, 2024 as part of the First Amendment to Amended and Restated Secured Promissory Note.

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

On June 24, 2022, we provided via press release an update on the progress of the PACT Act Exemption, following our successful implementation of the controls, processes and systems required by the USPS in connection with the shipment of ENDS products. We currently possess the ability to fulfill ENDS orders with the USPS which allows us to reduce shipping costs, decrease fulfillment times and enhance the overall customer experience for approved wholesale customers.

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

All share and per share amounts in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024 have been retroactively adjusted for all periods presented to give effect to the Reverse Stock Split.

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

As of December 31, 2022, we held all the outstanding Common Units in the Operating Company and are the sole member. As a result, beginning 2023, 100% of the Operating Company’s US and state income and expenses are included in our US and state tax returns.

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

Results of Operations

The following table presents operating results for the years ended December 31, 2024 and 2023:

	For the Year Ended December 31,
	(in thousands)		% of Net sales		Change
	2024	2023	2024	2023	$	%
Net sales	$13,275	$65,373	100.0%	100.0%	(52,098)	(79.7)%
Cost of sales	6,993	47,547	52.7%	72.7%	(40,544)	(85.3)%
Gross profit	6,282	17,826	47.3%	27.3%	(11,544)	(64.8)%

Operating expenses:
Salaries, benefits and payroll taxes	7,380	17,454	55.6%	26.7%	(10,074)	(57.7)%
General and administrative	9,764	24,213	73.6%	37.0%	(14,449)	(59.7)%
Impairment of property and equipment	153	—	1.2%	0.0%	153	—
Depreciation and amortization	800	2,243	6.0%	3.4%	(1,443)	(64.4)%

Total operating expenses	18,097	43,910	136.3%	67.2%	(25,813)	(58.8)%

Loss from operations	(11,815)	(26,084)	(89.0)%	(39.9)%	14,269	(54.7)%
Other income(expense), net:
Interest expense	(5,941)	(5,450)	(44.8)%	(8.3)%	(491)	(9.0)%
Change in fair value of contingent consideration	1,000	—	7.5%	—%	1,000	—%
Loss on extinguishment of debt	(876)	—	(6.6)%	—%	(876)	—%
Other expense, net	(25)	(791)	(0.2)%	(1.2)%	766	(96.8)%
Total other expense, net	(5,842)	(6,241)	(44.0)%	(9.5)%	399	(6.4)%

Loss before income taxes	(17,657)	(32,325)	(133.0)%	(49.4)%	14,668	(45.4)%
(Benefit from) provision for income taxes	—	—	—%	—%	—	—%

Net loss	(17,657)	(32,325)	(133.0)%	(49.4)%	14,668	(45.4)%
Net loss attributable to non-control interest	(17)	(150)	(0.1)%	(0.2)%	133	(88.7)%
Net loss attributable to Greenlane Holdings, Inc.	$(17,640)	$(32,175)	(132.9)%	(49.2)%	14,535	(45.2)%

Consolidated Results of Operations

Net Sales

For the year ended December 31, 2024, total net sales were approximately $13.3 million, compared to approximately $65.4 million for the year ended December 31, 2023, representing a decrease of $52.1 million, or 79.7%. The year-over-year decrease in net sales was due to a major restructuring in April of 2023, involving our packaging and industrial vaping product lines; transitioning much of this business from a gross sales to a commission structure to preserve working capital. Revenues decreased in the Consumer Brands Group due, in part, to restructuring efforts and shift in strategy to focus on in-house brands that carry a higher margin profile while rationalizing third-party brand offerings, which generated top line revenue with lower margins. The consumer products were affected by the inability to access capital markets on equitable terms, resulting in stock-outs and shortages of higher velocity inventory. The Company is continuing to focus on profitable revenue and as a result top line revenue has significantly been reduced. Concurrently, the Company has continued its focus on right-sizing the business during the fiscal year ended December 31, 2024 and through present, in an effort to reduce sales and marketing costs and reduce or eliminate certain administrative functions.

Cost of Sales and Gross Margin

For the year ended December 31, 2024, cost of sales decreased by $40.6 million, or 85.3%, as compared to the year ended December 31, 2023. The decrease in cost of sales is aligned with the decrease in revenue of 79.7%.

Gross margin increased by 20.0% to 47.3% for the year ended December 31, 2024, compared to gross margin of 27.3% for the same period in 2023. The increase in gross margins is in part related to transitioning to a commission revenue model for the majority of the vaporizer sales with 100% margin versus gross revenue with lower margins.

Salaries, Benefits and Payroll Taxes

Salaries, benefits and payroll taxes expenses decreased by approximately $10.1 million, or 57.7%, to $7.4 million for the year ended December 31, 2024, compared to $17.5 million for the same period in 2023.

The decrease is related to the reduction in workforce to right-size the business and focus on profitability.

General and Administrative Expenses

General and administrative expenses decreased by approximately $14.4 million, or 59.7%, for the year ended December 31, 2024, compared to the same period in 2023. The decrease is related to major restructuring effort by the Company to reduce cost and right-size the business. The Company focused on reduction across the board in general and administrative expenses and drove large decreases in professional and outside services, facility expenses, outbound freight, other general and administrative, marketing, taxes and licenses, and general insurance.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $1.4 million, or 64.4%, for the year ended December 31, 2024, compared to the same period in 2023. The decrease is related to a major restructuring effort to reduce cost and right-size the business resulting in the sale and disposal of assets related to reducing our warehousing and office footprint.

Impairment of property and equipment

Impairment of property and equipment increased $0.2 million, for the year ended December 31, 2024, compared to the same period in 2023. The increase is related to the write-off of certain fixed assets during the year ended December 31, 2024.

Other Income (Expense), Net

Interest expense.

Interest expense increased approximately $0.5 million during the fiscal year 2024 versus fiscal year 2023. The increase is primarily related to overall debt financing and refinancing debt on more favorable terms.

Change in fair value of contingent consideration.

There was a change in fair value of contingent consideration of approximately $1.0 million for the year ended December 31, 2024 compared to the same period in 2023. The change is primarily related to reductions in earnouts related to Davinci and Eyce products.

Loss on debt extinguishment

There was an increase in loss on debt extinguishment of approximately $0.9 million for the year ended December 31, 2024, compared to the same period in 2023. The change is primarily related to the October 29, 2024 debt restructuring during the year ended December 31, 2024. For further information, see Note 6, “Debt” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Other expense, net.

Other expense, net, decreased by approximately $0.8 million for the year ended December 31, 2024 compared to the same period in 2023. The change is primarily due to non-recurring costs during the year ended December 31, 2023.

Net Sales by Geographic Regions

	Year Ended December 31,
			% of Net sales		Change
	2024	2023	2024	2023	$	%
Net sales:
United States	$10,900	$58,539	82.1%	89.5%	$(47,639)	(81.4)%
Canada	157	1,291	1.2%	2.0%	(1,134)	(87.9)%
Europe	2,218	5,543	16.6%	8.5%	(3,325)	(60.0)%
Total net sales	$13,275	$65,373	100.0%	100.0%	$(52,098)	(79.7)%

For the year ended December 31, 2024, our United States net sales to customers in the United States were approximately $10,9 million, compared to approximately $58.5 million for the same period in 2023, representing a decrease of $47.6 million, or 81.4%. The year-over-year decrease was primarily due to the Company restructuring as described above.

For the year ended December 31, 2024, our Canadian net sales were approximately $0.2 million, compared to approximately $1.3 million for the same period in 2023, representing a decrease of $1.1 million, or 87.9%. The year-over-year decrease was primarily due to the Company restructuring as described above.

For the year ended December 31, 2024, our European net sales were approximately $2.2 million, compared to approximately $5.5 million for the same period in 2023, representing a decrease of $3.3 million, or 60.0%. The year-over-year decrease was primarily due to the Company restructuring as described above.

Liquidity, Capital Resources and Going Concern

Our primary requirements for liquidity and capital are working capital, debt service related to recent acquisitions and general corporate needs. Our primary sources of liquidity are our cash on hand and the cash flow that we generate from our operations, as well as proceeds from equity issuances. As of December 31, 2024, we had approximately $0.9 million of cash, of which none was restricted and $0.1 million was held in foreign bank accounts, and approximately $1.5 million of working capital, which is calculated as total current assets minus total current liabilities, as compared to approximately $0.5 million of cash, of which none was restricted and $0.1 million was held in foreign bank accounts, and approximately $3.7 million of working capital as of December 31, 2023. The repatriation of cash balances from our foreign subsidiaries could have adverse tax impacts or be subject to capital controls; however, these balances are generally available to fund the ordinary business operations of our foreign subsidiaries without legal or other restrictions.

We believe that our cash on hand and the cash flow that we generate from our operations and financing activities from recent equity fundraisings will be sufficient to fund our working capital and capital expenditure requirements, as well as our debt repayments and other liquidity requirements associated with our existing operations, for the next 12 months. Based on our cash on hand and working capital at December 31, 2024, we expect to have sufficient cash to fund planned operations into the second quarter of 2026. This is largely due to the Company’s Private Placement that occurred on February 19, 2025. See Note 13 for more information.

Our primary requirements for liquidity and capital are working capital, equity fundraising, debt service related to recent acquisitions and general corporate needs. Our primary sources of liquidity are our cash on hand and the cash flow that we generate from our equity and debt transactions, as well as proceeds from equity issuances, such as our July 2023, August 2024, and February 2025 Offerings, each as described and defined below.

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

Since the launch of the ATM program in August 2021 and through December 31, 2022, we sold shares of our Class A common stock which generated gross proceeds of approximately $12.7 million and we paid fees to the sales agent of approximately $0.4 million. Due to the untimely filing of certain of our Quarterly and Annual Reports that was remediated in 2024, we are unable to issue additional shares of Class A common stock pursuant to the ATM Program or otherwise use the Shelf Registration Statement and once eligible will be required to file a new S-3 for utilization of our Shelf Registration Statement.

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

On August 12, 2024, the Company entered into a securities purchase agreement with three different funds of a single institutional investor for aggregate gross cash proceeds of $6.5 million. In connection with the private placement, the Company will issue an aggregate of 2,363,637 units and pre-funded units. The pre-funded units will be sold at the same purchase price as the units, less the pre-funded warrant exercise price of $0.001. Each unit and pre-funded unit will consist of one share of common stock (or one pre-funded warrant) and two common warrants, each exercisable for one share of common stock at an exercise price of $2.50 per share. The common warrant will be exercisable on the initial exercise date described in the common warrant and will expire 5.0 years from such date.

On October 29, 2024, the Company entered into an Exchange Agreement with its Senior Subordinated Lender, whereby the Company agreed to exchange an aggregate of $4,617,307 of debt originally owed to Agile Capital Funding LLC and Cedar Advance LLC in a 3(a)(9) exchange for new Senior Subordinated Notes in the principal amount of $4,000,000 due one year from issuance (the “Exchange Note”), reducing outstanding indebtedness by approximately $617,000. The Exchange Note was convertible at the option of the holder at $3.17 per share. In connection with the Exchange, the Company issued an aggregate of 1,261,830 five year warrants with an exercise price of $3.04 per share (the “Exchange Warrants”). The Exchange Note was repaid out of the proceeds of the February 2025 Offering.

In addition, pursuant to the terms of the Exchange Agreement, the Company agreed to issue warrants to the Holders, with an initial exercise price of $3.04, exercisable 180 days after issuance (the “Exchange Inducement Warrants”). The Exchange Inducement Warrants were issued to incentivize the holders to exercise some or all of their existing warrants originally issued on August 13, 2024 (the “Existing Warrants”) for cash, which existing warrants have an exercise price of $2.50 per share. The Exchange Inducement Warrants are initially exercisable for zero shares, but to the extent that the Holders exercise any of such Existing Warrants during the one-hundred sixty day inducement period, the Exchange Inducement Warrants will become exercisable on April 30, 2025 for 200% of the number of Existing Warrants exercised for cash during such inducement period. As part of the February 2025 Offering, the exercise price of these warrants was adjusted to $1.19 per share.

Also, pursuant to the Exchange Agreement, the Senior Subordinated Lender agreed that it will exercise its Existing Warrants for cash prior to exercising any of its outstanding pre-funded warrants, contingent on the market price of the common stock being above $2.50 per share and certain other conditions. The above agreement will terminate upon the Company receiving certain cash proceeds and prepaying at least $2,250,000 of Cobra Alternative Capital Strategies LLC (“Cobra”) Notes. The Cobra Note was repaid out of the February 2025 Offering.

On February 18, 2025, the Company entered into definitive agreements with institutional investors for the purchase and sale of approximately $25.0 million of shares of the Company’s Class A common stock (“Common Stock” and investor warrants at a price of $1.19 per Common Unit. The entire transaction was priced at the market under Nasdaq rules.

The offering consisted of the sale of Common Units (or Pre-Funded Units), each consisting of (i) one (1) share of Common Stock or one (1) Pre-Funded Warrant, (ii) one (1) Series A PIPE Common Warrant to purchase one (1) share of Common Stock per warrant at an exercise price of $1.4875 (“Series A Warrant”) and (iii) one (1) Series B PIPE Common Warrant to purchase one (1) share of Common Stock per warrant at an exercise price of $2.975 (“Series B Warrant” and together with the Series A Warrant, the “Warrants”). The initial exercise price of each Series A Warrant is $1.4875 per share of Common Stock. The Series A Warrants are exercisable following stockholder approval and expire five (5) years thereafter. The number of securities issuable under the Series A Warrant is subject to adjustment as described in more detail in the Series A Warrant. The initial exercise price of each Series B Warrant is $2.975 per share of Common Stock or pursuant to an alternative cashless exercise option. The Series B Warrants are exercisable following stockholder approval and expire two and one-half (2.5) years thereafter. The number of securities issuable under the Series B Warrant is subject to adjustment as described in the Series B Warrant.

Also, on February 18, 2025, the Company entered into an Exchange Agreement with certain holders (the “Holders”) of three tranches of warrants to purchase Common Stock previously issued by the Company in August 2024 and October 2024. Under such Exchange Agreement, such Holders agreed to exchange with the Company such existing warrants for approximately 6.1 million new warrants to purchase common stock, substantially in the form of the Series B Warrants.

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

Future Receivables Financings

In July, August, October, and November 2023, the Company received an aggregate of approximately $3.9 million in cash pursuant to the terms of future receivables financings (collectively, the “Future Receivables Financings”) entered into with two private lenders. As of December 31, 2024, there were no outstanding balances under this agreement. See “Note 6 - Long Term Debt” for more information.

Notes Payable

On June 7, 2024, the Company entered into a subscription agreement with Cobra Alternative Capital Strategies, LLC. As of December 31, 2024, the Company has been loaned $3.1 million with net cash proceeds of $2.6 million.

On October 29, 2024, the Company entered into the First Amendment to Amended and Restated Secured Promissory Note (the “Note Amendment”) with Cobra Alternative Capital Strategies LLC (“Cobra”). Pursuant to the Note Amendment, Cobra agreed to extend the Maturity Date of its senior promissory note dated May 1, 2024, which is currently due. The new Maturity Date will be October 29, 2025. In consideration for the extension, the Company (i) agreed to make such Notes convertible at the option of Cobra with a conversion price of $3.17 per share, (ii) agreed to prepay Cobra’s debt with 50% of any money raised by the Company from warrant exercise proceeds and from capital raise transactions, and (iii) issued Cobra an aggregate of 500,000 five year warrants with an exercise price of $3.04 per share which are identical to the Exchange Warrants. The Note Amendment was repaid out of the February 2025 Private Placement.

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

We have successfully renegotiated supplier partnership terms and are continuing to improve working capital arrangements with suppliers. We have made progress consolidating and streamlining our office, warehouse, and distribution operations footprint. We have reduced our workforce by approximately 43% throughout fiscal year 2024 to reduce costs and align with our revenue projections.

We have incurred net losses of $17.7 million and $32.3 million for the years ended December 31, 2024 and 2023, respectively. For the year ended December 31, 2024, cash used in operating activities was $6.8 million and cash used in operating activities for the year ended December 31, 2023 was $1.8 million. The recent macroeconomic environment has caused weaker demand than contemplated under our business plan, resulting in a reduction in projected revenue for the twelve-month period included in the going concern evaluation.

We believe that our cash on hand that includes cash raised in the February 2025 Private Placement and the cash flow that we generate from our operations will be sufficient to fund our working capital and capital expenditure requirements, as well as our debt repayments and other liquidity requirements associated with our existing operations, for the next 12 months. The Company’s ability to continue as a going concern is contingent upon successful execution of management’s intended plan over the next twelve months to improve the Company’s liquidity and profitability, which includes, without limitation:

■ Further reducing operating costs expense by taking additional restructuring actions to align cost with revenue to achieve profitability.

■ Increasing revenue by introducing new products and acquiring new customers.

■ Execute on strategic partnerships accretive to margins and operating cash

■ Seeking additional capital through the issuance of debt or equity securities.

Our opinions concerning liquidity are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity could be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors” in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2024. Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on terms favorable to us, or at all.

As of December 31, 2024, we did not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our consolidated financial statements included in Part II, Item 8 of this Form 10-K:

	Year Ended December 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(6,750)	$(1,793)
Net cash (used in) provided by investing activities	(244)	30
Net cash provided by (used in) financing activities	7,427	(10,140)

Net Cash Used in Operating Activities

During 2024, net cash used in operating activities of approximately $6.8 million was a result of a net loss of $17.7 million offset by non-cash adjustments to net loss of $6.4 million and a $4.4 million increase in working capital driven by decreases in inventories of $6.3 million and decreases in other current assets of $3.5 million reduced by an increase in accounts receivable of $2.8 million, decrease in accrued expenses of $0.8 million and a decrease in accounts payable of $2.3 million.

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

Net Cash (Used In) Provided by Investing Activities

During 2024, net cash provided by investing activities of approximately $0.2 million consisted primarily of capital expenditures.

During 2023, net cash provided by investing activities of approximately $0.1 million from $1.1 million of cash proceeds from the sale of certain equity securities investments, offset by approximately $1.0 million of cash used for capital expenditures, including development costs for our new enterprise resource planning system.

Net Cash Provided by (Used in) Financing Activities

During 2024, net cash provided by financing activities of $7.4 million primarily consisted of cash proceeds of approximately $3.0 million from the issuance of debt, $5.6 million from the issuance of Class A common stock, and $1.8 million from the exercise of stock options and warrants, partially offset by approximately $3.2 million in payments on notes payable, finance lease obligations and other long-term liabilities.

During 2023, net cash used in financing activities primarily consisted of approximately $3.9 million of cash proceeds from the issuance of Class A common stock related to our July 2023 Offering, approximately $3.9 million of cash proceeds from our future receivables financing, $2.1 million of cash proceeds from a secured bridge loan, offset by approximately $0.3 million of cash used for contingent consideration payments, and approximately $2.1 million of cash used for repayments related to the Eyce and DaVinci promissory notes, and the $15.0 million payoff of asset based lending loans.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Greenlane Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Greenlane Holdings, Inc. (the “Company”) as of December 31, 2024, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company changed the composition of its segment information in 2024. We have also audited the adjustments necessary to retrospectively apply the change in the 2023 segment information as provided in Note 12. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the Company’s 2023 financial statements other than with respect to the reclassifications and, accordingly, we do not express an opinion or any other form of assurance on the 2023 financial statements as whole.

Also, as discussed in Notes 2 and 12 to the financial statements, the Company adopted the provisions of Accounting Standard Update 2023-07 Segment Information in 2024 on a retrospective basis.  We have also audited the adjustments necessary to retrospectively apply the change in the 2023 segment information as provided in Note 12. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the Company’s 2023 financial statements other than with respect to the adjustment and, accordingly, we do not express an opinion or any other form of assurance on the 2023 financial statements as whole.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Financial Instruments

As described in Note 9 to the consolidated financial statements, during 2024, the Company issued shares of its Class A common stock and related pre-funded and common stock warrants (“Warrants”). As disclosed in Note 2 to the consolidated financial statements, the Company classifies its Warrants as equity based on evaluation of terms in the Warrant agreements including, but not limited to, cash settlement provisions and settlement in shares in accordance with Accounting Standards Codification (“ASC”) 815. Management, with the assistance of an independent valuation expert, estimates the fair value of the Warrants issued using Black Scholes models, which take into consideration the volatilities of comparable public companies.

Given the determination of the warrants as equity classified financial instruments and the fair value of Warrants require management to make significant estimates and assumptions regarding the relevant valuation calculations, performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve professionals in our firm having the expertise in the valuation of financial instruments.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included:

●	evaluated (1) management’s assessment and the Company’s accounting analysis as to the classification of equity instruments, (2) the identification of any derivatives included in the agreements.

●	obtained the Company’s valuation calculation to gain an understanding of management’s key assumptions in determining the fair value of the warrants and assessing the source information underlying the valuation assumptions.

●	with the assistance of our valuation specialists, evaluated the methodologies and assumptions used to assess the Company’s fair value of warrants, including the selection of the valuation methodology and other significant assumptions used by the Company.

●	performed independent shadow calculations to test the reasonableness of the fair values for warrants concluded on by the Company’s specialist. Such calculations assessed the mathematical accuracy of the valuation model and assessed the source information underlying the valuation assumptions used in the model to determine the fair value for the warrants at inception.

●	Assess the appropriateness of the disclosures in the consolidated financial statements.

Going Concern Assessment

As described in Note 1 to the consolidated financial statements, the Company has incurred net losses from operations for each of the two years in the period ended December 31, 2024, and net cash used in operating activities was approximately $6.8 million for the year ended December 31, 2024. The Company determined these, and other factors which include the Company closing on a definitive agreement to sell $25.0 million of shares of the Company’s Class A common stock and investor warrants in February 2025, did not raise substantial doubt as to the Company’s ability to continue as a going concern one year from the issuance date of the consolidated financial statements. In making this determination, management prepared a cash flow projection through March 2026. Management used significant assumptions in preparing the cash flow projection, which included expected revenue and cash receipts, operating costs and other obligations.

The principal considerations for our determination that the evaluation of management’s going concern assessment was a critical audit matter are the significant judgment and subjectivity inherent in the Company’s future cash flow estimate and a high degree of auditor judgment in evaluating management’s forecasts for at least the next twelve months.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included:

●	assessed the overall reasonableness of the Company's future cash flow projections, including performing sensitivity analysis on the significant assumptions utilized by the Company and comparison to historical trends and other information obtained during the audit
●	compared actual operating results to forecasted amounts to determine the overall reasonableness of future operating cash flow projections.
●	evaluated the adequacy of the Company’s financial statement disclosures

/s/ PKF O’Connor Davies, LLP

New York, New York

March 20, 2025

We have served as the Company’s auditor since November 20, 2024.

PCAOB ID No. 127

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Greenlane Holdings, Inc.

Opinion on the Financial Statements

We have audited, before the effects of the retrospective adjustments to the disclosures for a change in the composition of reportable segments and the adoption of ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) discussed in Notes 2 and 12 to the accompanying consolidated balance sheet of Greenlane Holdings, Inc. (the “Company”) as of December 31, 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”) (the 2023 financial statements before the effects of the adjustments discussed in Notes 2 and 12 to the financial statements are not presented herein). In our opinion, the financial statements, before the effects of the retrospective adjustments to the disclosures for a change in the composition of reportable segments and adoption of ASU 2023-07 discussed in Notes 2 and 12 to the financial statements, present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustments to the disclosures for a change in the composition of reportable segments and the adoption of ASU 2023-07 discussed in Notes 2 and 12 to the financial statements, and accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by PKF O’Connor Davies.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021 through November 20, 2024.

Costa Mesa, CA

July 18, 2024

GREENLANE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value per share amounts)

	December 31, 2024	December 31, 2023
ASSETS
Current assets
Cash	$899	$463
Accounts receivable, net of allowance of $2,616 and $2,209 at December 31, 2024 and 2023, respectively	4,262	1,693
Inventories, net	14,215	20,529
Vendor deposits	3,091	3,765
Other current assets (Note 8)	1,305	3,319
Total current assets	23,772	29,769

Property and equipment, net	1,420	2,476
Operating lease right-of-use assets	1,043	1,936
Other assets	2,396	3,912
Total assets	$28,631	$38,093

LIABILITIES
Current liabilities
Accounts payable	$9,787	$12,103
Accrued expenses and other current liabilities (Note 8)	1,218	3,056
Customer deposits	2,661	2,775
Notes payable	7,674	7,283
Current portion of operating leases	926	866
Current portion of finance leases	—	7
Total current liabilities	22,266	26,090

Operating leases, less current portion	83	1,010
Other liabilities	—	1
Total long-term liabilities	83	1,011
Total liabilities	22,349	27,101
Commitments and contingencies (Note 7)

STOCKHOLDERS’ EQUITY*
Preferred stock, $0.0001 par value, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share, 600,000 shares authorized, 2,267 shares issued and outstanding as of December 31, 2024; 600,000 shares authorized, and 339 shares issued and outstanding as of December 31, 2023 *	21	36
Class B common stock, $0.0001 par value per share, 30,000 shares authorized, and 0 shares issued and outstanding as of December 31, 2024; 30,000 shares authorized, and 0 shares issued and outstanding as of December 31, 2023*	—	—
Additional paid-in capital*	281,074	268,132
Accumulated deficit	(274,929)	(257,289)
Accumulated other comprehensive income	265	245
Total stockholders’ equity attributable to Greenlane Holdings, Inc.	6,431	11,124
Non-controlling interest	(149)	(132)
Total stockholders’ equity	6,282	10,992
Total liabilities and stockholders’ equity	$28,631	$38,093

*	After giving effect to the Reverse Stock Splits - See Note 9 - Stockholders’ Equity.

The accompanying notes are an integral part of these consolidated financial statements.

GREENLANE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	For the year ended December 31,
	2024	2023
Net sales	$13,275	$65,373
Cost of sales	6,993	47,547
Gross profit	6,282	17,826

Operating expenses:
Salaries, benefits and payroll taxes	7,380	17,454
General and administrative	9,764	24,213
Impairment of property, plant and equipment	153	—
Depreciation and amortization	800	2,243
Total operating expenses	18,097	43,910
Loss from operations	(11,815)	(26,084)

Other (expense) income, net:
Interest expense	(5,941)	(5,450)
Change in fair value of contingent consideration	1,000	—
Loss on extinguishment of debt	(876)	—
Other expense, net	(25)	(791)
Total other expense, net	(5,842)	(6,241)
Loss before income taxes	(17,657)	(32,325)
Provision for (benefit from) income taxes	—	—
Net loss	(17,657)	(32,325)
Less: Net loss attributable to non-controlling interest	(17)	(150)
Net loss attributable to Greenlane Holdings, Inc.	$(17,640)	$(32,175)

Net loss attributable to Class A common stock per share - basic and diluted (Note 9)*	$(14.56)	$(8.16)
Weighted-average shares of Class A common stock outstanding - basic and diluted (Note 9)*	1,212	363

Other comprehensive income (loss):
Foreign currency translation adjustments	20	190
Comprehensive loss	(17,637)	(32,135)
Less: comprehensive loss attributable to non-controlling interest	(17)	(150)
Comprehensive loss attributable to Greenlane Holdings, Inc.	$(17,620)	$(31,985)

*	After giving effect to the Reverse Stock Splits - See Note 9 - Stockholders’ Equity.

The accompanying notes are an integral part of these consolidated financial statements.

GREENLANE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non- Controlling	Total Stockholders’
	Shares*	Amount*	Shares*	Amount*	Capital*	Deficit	Income (Loss)	Interest	Equity
Balance December 31, 2022	145	$1	—	$—	$264,031	$(225,114)	$55	$18	$38,991
Net loss	—	—	—	—	—	(32,175)	—	(150)	(32,325)
Equity-based compensation	(1)	—	—	—	60	—	—	—	60
Issuance of Class A shares - Amended Eyce APA (Note 3)	—	—	—	—	225	—	—	—	225
Issuance of Class A shares (Note 9)	193	2	—	—	3,849	—	—	—	3,851
Other comprehensive income	—	—	—	—	—	—	190	—	190
Balance December 31, 2023	339	$3	—	$—	$268,165	$(257,289)	$245	$(132)	$10,992
Net loss	—	—	—	—	—	(-17,640)	—	(17)	(17,657)
Equity-based compensation	17	—	—	—	86	—	—	—	86
Issuance of Class A shares	1,911	18	—	—	7,451	—	—	—	7,469
Issuance of Class A warrants	—	—	—	—	5,372	—	—	—	5,372
Other comprehensive income	—	—	—	—	—	—	20	—	20
Balance December 31, 2024	2,267	$21	—	$—	$281,074	$(274,929)	$265	$(149)	$6,282

*	After giving effect to the Reverse Stock Splits - See Note 9 - Stockholders’ Equity.

The accompanying notes are an integral part of these consolidated financial statements.

GREENLANE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(17,657)	$(32,325)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	800	2,242
Equity-based compensation expense	86	284
Change in fair value of contingent consideration	(1,000)	262
Change in provision for credit losses	245	188
(Gain) loss on disposal of fixed assets	215	118
Loss on extinguishment of debt	876
Impairment of property and equipment	153	—
Unrealized loss on equity investments	—	629
Amortization of deferred financing costs and debt discount	4,927	2,820
Other	171	—
Changes in operating assets and liabilities, net of the effects of acquisitions:
(Increase) decrease in accounts receivable	(2,814)	4,586
Decrease in inventories	6,315	20,113
Decrease in vendor deposits	674	2,531
Decrease in other assets	3,533	7,769
Decrease in accounts payable	(2,319)	(2,770)
Decrease in accrued expenses and other liabilities	(841)	(7,032)
Decrease in customer deposits	(114)	(1,208)
Net cash used in operating activities	(6,750)	(1,793)
Cash flows from investing activities:
Purchase of property and equipment, net	(244)	(1,007)
Proceeds from sale of equity investments	—	1,037
Net cash (used in) provided by investing activities	(244)	30
Cash flows from financing activities:
Proceeds from issuance of Class A common stock, net of issuance costs	5,640	3,852
Proceeds from exercise of stock options and warrants, net of costs	1,827	—
Repayment of Asset-Based Loan	—	(15,000)
Proceeds from Secured Bridge Loan, net of costs	—	2,090
Debt issuance costs	—	(751)
Repayment of loan against future accounts receivable	(939)	(1,721)
Proceeds from future receivables financing	225	3,894
Payments on Eyce and DaVinci promissory notes	—	(2,133)
Repayments of notes payable	(2,275)	—
Proceeds from notes payable	2,950	—
Purchase consideration paid for Eyce and DaVinci acquisition	—	(350)
Other	(1)	(21)
Net cash (used in) provided by financing activities	7,427	(10,140)
Effects of exchange rate changes on cash	3	190
Net decrease in cash and cash equivalents	436	(11,713)
Cash and cash equivalents, as of beginning of the year	463	12,176
Cash and cash equivalents, as of end of year	$899	$463

The accompanying notes are an integral part of these consolidated financial statements.

GREENLANE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)

Reconciliation of cash and restricted cash to condensed consolidated balance sheets:

	For the year ended December 31,
	2024	2023
Beginning of the period
Cash	$463	$6,458
Restricted cash	—	5,718
Total cash and restricted cash, beginning of period	$463	$12,176

End of the period
Cash	$899	$463
Restricted cash	—	—
Total cash and restricted cash, end of period	$899	$463

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$916	$4,495
Cash paid during the period for income taxes	$—	$—
Cash paid for amounts included in the measurement of lease liabilities	$—	$1,353

Non-cash investing activities and financing activities:
Non-cash purchases of property and equipment	$—	$133
Transfer from contingent consideration to notes payable	$—	$1,650
Transfer from accrued expenses to notes payable	$—	$437
Fair value of common stock warrants issued as a debt discount	$1,699
Extinguishment of debt in connection with Synergy Asset purchase agreement	$2,658	$—
Issuance of Class A Warrants	$3,673	—

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

We have the sole voting interest in, and control the management of, the Operating Company, and we have the obligation to absorb losses of, and receive benefits from the Operating Company that could be significant. We determined that the Operating Company is a variable interest entity (“VIE”) and that we are the primary beneficiary of the Operating Company. Accordingly, pursuant to the VIE accounting model, beginning in the fiscal quarter ended June 30, 2019, we consolidated the Operating Company in our consolidated financial statements and reported a non-controlling interest related to the Common Units held by the members of the Operating Company (other than the Common Units held by us) on our consolidated financial statements.

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

We believe that our cash on hand that includes cash raised in the February 2025 Private Placement and the cash flow that we generate from our operations will be sufficient to fund our working capital and capital expenditure requirements, as well as our debt repayments and other liquidity requirements associated with our existing operations, for the next 12 months. Based on our cash on hand and working capital at December 31, 2024, we expect to have sufficient cash to fund planned operations through the second quarter of 2026. This is largely due to the Company’s Private Placement that occurred on February 19, 2025. See Note 13 for more information.

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

Since the launch of the ATM program in August 2021 and through December 31, 2022, we sold shares of our Class A common stock which generated gross proceeds of approximately $12.7 million and we paid fees to the sales agent of approximately $0.4 million. Due to the untimely filing of certain of our Quarterly and Annual Reports, that was remediated in 2024, we are unable to issue additional shares of Class A common stock pursuant to the ATM Program or otherwise use the Shelf Registration Statement and once eligible will be required to file a Form S-3.

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

On August 7, 2024, the Company  issued a note (the “Note”) in the principal amount of $3,237,269 to Cobra. The Note is due the earlier of (i)February 5, 2025; or (ii) the Company’s receipt of at least $3,500,000 of gross proceeds from an offering of their securities (a “Qualified Offering”) and contain a 20% original issue discount. The Notes are convertible into common stock after maturity if not paid prior. In connection with the issuance of the Note, the Company issued the Investor warrants to purchase up to 1,618,635 shares at the Qualified Offering Price.

On August 12, 2024, the Company entered into a securities purchase agreement with a single institutional investor for aggregate gross cash proceeds of $6.5 million. In connection with the private placement, the Company issued an aggregate of 2,363,637 units and pre-funded units. The pre-funded units were sold at the same purchase price as the units, less the pre-funded warrant exercise price of $0.001. Each unit and pre-funded unit consisted of one share of common stock (or one pre-funded warrant) and two common warrants, each exercisable for one share of common stock at an exercise price of $2.50 per share. The common warrant will be exercisable on the initial exercise date described in the common warrant and will expire 5.0 years from such date.

On October 29, 2024, the Company entered into an Exchange Agreement with its Senior Subordinated Lender, whereby the Company agreed to exchange an aggregate of $4,617,307 of debt originally owed to Agile Capital Funding LLC and Cedar Advance LLC in a 3(a)(9) exchange for new Senior Subordinated Notes in the principal amount of $4,000,000 due one year from issuance (the “Exchange Note”), reducing outstanding indebtedness by approximately $617,000. The Exchange Note is convertible at the option of the holder at $3.17 per share. In connection with the Exchange, the Company issued an aggregate of 1,261,830 five year warrants with an exercise price of $3.04 per share (the “Exchange Warrants”). See Note 4 for more information.

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

On February 18, 2025, the Company entered into definitive agreements with institutional investors for the purchase and sale of approximately $25.0 million of shares of the Company’s Class A common stock (“Common Stock” and investor warrants at a price of $1.19 per Common Unit. The entire transaction has been priced at the market under Nasdaq rules.

The offering consisted of the sale of Common Units (or Pre-Funded Units), each consisting of (i) one (1) share of Common Stock or one (1) Pre-Funded Warrant, (ii) one (1) Series A PIPE Common Warrant to purchase one (1) share of Common Stock per warrant at an exercise price of $1.4875 (“Series A Warrant”) and (iii) one (1) Series B PIPE Common Warrant to purchase one (1) share of Common Stock per warrant at an exercise price of $2.975 (“Series B Warrant” and together with the Series A Warrant, the “Warrants”). The initial exercise price of each Series A Warrant is $1.4875 per share of Common Stock. The Series A Warrants are exercisable following stockholder approval and expire five (5) years thereafter. The number of securities issuable under the Series A Warrant is subject to adjustment as described in more detail in the Series A Warrant. The initial exercise price of each Series B Warrant is $2.975 per share of Common Stock or pursuant to an alternative cashless exercise option. The Series B Warrants are exercisable following stockholder approval and expire two and one-half (2.5) years thereafter. The number of securities issuable under the Series B Warrant is subject to adjustment as described in the Series B Warrant.

Also, on February 18, 2025, the Company entered into an Exchange Agreement with certain holders (the “Holders”) of three tranches of warrants to purchase Common Stock previously issued by the Company in August 2024 and October 2024. Under such Exchange Agreement, such Holders agreed to exchange with the Company such existing warrants for approximately 6.1 million new warrants to purchase common stock, substantially in the form of the Series B Warrants.

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

Future Receivables Financing

In July, August, October, and November 2023, the Company received an aggregate of approximately $3.9 million in cash pursuant to the terms of future receivables financings (collectively, the “Future Receivables Financings”) entered into with two private lenders. At December 31, 2024, no such financing remained outstanding. See “Note 6 - Long Term Debt” for more information.

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

In May 2024, the Company modified its debt agreement with Synergy to reduce the principal balance due by $2.7 million from $5.1 million as part of the Loan Modification Agreement concurrent with the Asset Purchase Agreement. Synergy acquired certain assets from the Company in exchange for the reduction in overall principal owed. During 2024 Cobra acquired the Secured Bridge Loan from the Secured Bridge Loan Lender which was restructured as part of the Note Amendment on October 29, 2024. See “Note 6 - Long Term Debt” for more information

Note Payable

On June 7, 2024, the Company entered into a subscription agreement with Cobra Alternative Capital Strategies, LLC (the “Subscription Agreement”). As of December 31, 2024, the Company has been loaned $3.1 million with net cash proceeds of $2.6 million pursuant to the Subscription Agreement. The note was issued with a 20% original issue discount and is due in full on December 7, 2024. See “Note 6 - Long Term Debt” for more information. During the year ended December 31, 2024, the Company repaid the amount in full.

On August 7, 2024, the Company issued a note (the “Note”) in the principal amount of $3,237,269 to Cobra. The Note is due the earlier of (i)February 5, 2025; or (ii) the Company’s receipt of at least $3,500,000 of gross proceeds from an offering of their securities (a “Qualified Offering”) and contain a 20% original issue discount. The Notes are convertible into common stock after maturity if not paid prior. In connection with the issuance of the Note, the Company issued the Investor warrants to purchase up to 1,618,635 shares at the Qualified Offering Price.

On October 29, 2024, the Company entered into the First Amendment to Amended and Restated Secured Promissory Note (the “Note Amendment”) with Cobra. Pursuant to the Note Amendment, Cobra agreed to extend the Maturity Date of its Secured Bridge Loan and the Subscription Agreement (together the “Notes”). The new Maturity Date will be October 29, 2025. In consideration for the extension, the Company (i) agreed to make such Notes convertible at the option of Cobra with a conversion price of $3.17 per share, (ii) agreed to prepay Cobra’s debt with 50% of any money raised by the Company from warrant exercise proceeds and from capital raise transactions, and (iii) issued Cobra an aggregate of 500,000 five year warrants with an exercise price of $3.04 per share which are identical to the Exchange Warrants. This loan was repaid in full as part of the February 2025 Private Placement.

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

Second, we entered into a strategic partnership with an affiliate of one of our existing vape suppliers (“Vape Partner”) to service certain key customers with vaporizer goods and services (the “Vape Partnership”). As part of the Vape Partnership, we will introduce our Vape Partner to certain key customers, assist with the promotion and the sale of certain vaporizer goods and services, and help coordinate the logistics, storage and distribution of such vaporizer products. If our Vape Partner and key customer(s) enter into a direct relationship, the customers would directly purchase vaporizer goods and services, which we currently sell them, directly from our Vape Partner and we would no longer need to purchase such vape inventory on behalf of such key customer(s). In exchange we would earn quarterly and annual commission payments from our strategic partner. While the strategic partnership may result in a decrease in top line revenue for these packaging and vape products, this partnership combined with some of our other restructuring initiatives should allow us to reduce our overall cost-structure and enhance our margins, thereby improving our balance sheet.

We have successfully renegotiated many of our vendor and supplier partnership terms and are continuing to improve working capital arrangements with our vendors and suppliers. We have made progress consolidating and streamlining our office, warehouse, and distribution operations footprint. We have reduced our workforce significantly to reduce costs and align with our revenue projections.

The Company has incurred net losses of $17.7 million and $32.3 million for the years ended December 31, 2024 and 2023, respectively. For the years ended December 31, 2024 and 2023, cash used in operating activities were $6.7 million and $1.8 million, respectively. The recent macroeconomic environment has caused weaker demand than contemplated under the Company’s business plan, resulting in a reduction in projected revenue and cash flows for the twelve-month period included in the going concern evaluation.

We believe that our cash on hand and the cash flow that we generate from our operations will be sufficient to fund our working capital and capital expenditure requirements, as well as our debt repayments and other liquidity requirements associated with our existing operations, for the next 12 months. Moving forward, the Company’s ability to continue as a going concern is contingent upon successful execution of management’s intended plan over the next twelve months to improve the Company’s liquidity and profitability, which includes, without limitation:

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

Use of Estimates

Conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts in our consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. U.S. GAAP requires us to make estimates and judgments in several areas. Such areas include, but are not limited to the following: the collectability of accounts receivable; the allowance for slow-moving or obsolete inventory; the realizability of deferred tax assets; the fair value of contingent consideration arrangements; the useful lives property and equipment; the calculation of our VAT taxes receivable and VAT taxes, fines, and penalties payable; our loss contingencies, including our TRA liability; and the valuation and assumptions underlying equity-based compensation and warrants. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. The actual results could differ materially from those estimates.

Segment Reporting

We manage our global business operations through our operating and reportable business segments. As of December 31, 2024, we determined that we have one reportable operating business segment. Our reportable segment has been identified based on how our chief operating decision maker (“CODM”), which is a committee comprised of our Chief Executive Officer (“CEO”) and our Chief Financial and Legal Officer (“CFO”), manages our business, makes resource allocation and operating decisions, and evaluates operating performance.

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

Cash

For purposes of reporting cash flows, we consider cash on hand, checking accounts, and savings accounts to be cash. We also consider all highly-liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. We place our cash with high credit quality financial institutions, which provide insurance through the Federal Deposit Insurance Company. At times, the balance in our accounts may exceed federally insured limits. We perform periodic evaluations of the relative credit standing of these institutions and do not expect any losses related to such concentrations. As of December 31, 2024, and 2023, approximately $0.1 million and $0.1 million, respectively, of our cash balances were in foreign bank accounts and uninsured. As of December 31, 2024, and 2023, we had no cash equivalents.

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

Inventories, net

Inventories consist of finished goods that we value at the lower of cost or net realizable value on a weighted average cost basis for the majority of the inventory. We established an allowance for slow-moving or obsolete inventory based upon assumptions about future demands and market conditions. At December 31, 2024, and 2023, the reserve for obsolescence was approximately $9.0 million and $9.5 million, respectively. We pledge inventory as collateral for our long-term debt, see “Note 6— Debt.”

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

Property and Equipment, net

We state property and equipment at cost or, if acquired through a business combination, fair value at the date of acquisition. We calculate depreciation and amortization using the straight-line method over the estimated useful lives of the assets, except for our leasehold improvements, which are depreciated over the shorter of their estimated useful lives or their related lease term. Upon the sale or retirement of assets, the cost and related accumulated depreciation are removed from our accounts and the resulting gain or loss is credited or charged to income. We expense costs for repairs and maintenance when incurred. Property and equipment includes assets recorded under finance leases, see “Note 5—Leases.” We pledge property and equipment as collateral for our long-term debt, see “Note 6—Debt.”

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

Debt Modifications and Extinguishments

When the Company modifies or extinguishes debt, it first evaluates whether the modification qualifies as a troubled debt restructuring (TDR) under ASC Topic 470-60, which requires debt modifications to be evaluated if (1) the borrower is experiencing financial difficulty, and (2) the lender grants the borrower a concession. If a TDR is determined not to have occurred, the Company evaluates the modification in accordance with ASC Topic 470-50-40, which requires modification to debt instruments to be evaluated to assess whether the modifications are considered “substantial modifications”. A substantial modification of terms is accounted for as an extinguishment.

If there is a conversion feature within the debt instrument, the Company evaluates whether the conversion feature should be bifurcated under ASC 815 as a derivative. If the Company believes the embedded conversion feature has no fair value on the date of issuance (measurement date) and the embedded conversion feature has no beneficial conversion feature, the embedded conversion feature does not meet the criteria in ASC 470-50-40-10 or 470-20-25 and the issuance of the convertible debt is considered a modification, and not an extinguishment that would require the recognition of a gain or loss. If the Company determines the change in fair value of the derivative meets the criteria for substantial modification under ASC 470 it will treat the modification as extinguishment and recognize a loss from debt extinguishment.

Investment in Equity Securities

Our investment in equity securities without readily determinable fair value consist of ownership interests in Airgraft Inc. We determined that our ownership interest does not provide us with significant influence over the operations of this investments. Accordingly, we account for our investment in this entity as equity securities. Airgraft Inc. is a private entity and their equity securities do not have a readily determinable fair value. We elected to measure these equity securities under the measurement alternative election at cost minus impairment, if any, with adjustments through earnings for observable price changes in orderly transactions for the identical or similar investment of the same issuer. Investments in equity securities are included within “Other assets” in our consolidated balance sheets. See “Note 4—Fair Value of Financial Instruments.”

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

Advertising

We expense advertising costs as incurred and include them in general and administrative expenses in our consolidated statements of operations and comprehensive loss. Advertising costs were approximately $0.5 million and $1.2 million for the years ended December 31, 2024, and 2023, respectively.

Income Taxes

We are a corporation subject to income taxes in the United States. Certain subsidiaries of the Operating Company are taxable separately from us. Our proportional share of the Operating Company’s subsidiaries’ provisions are included in our consolidated financial statements.

As of December 31, 2024 and 2023, we hold all the outstanding Common Units in the Operating Company and are the sole member. As a result, starting in 2023, 100% of the Operating Company’s US and state income and expenses will be included in our US and state tax returns.

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

Revenue Recognition

Revenues from the sale of our merchandise are recognized at a point in time when control of merchandise is transferred to the customer. Revenue is measured based on the amount of consideration expected to be received in exchange for those goods or services, reduced by promotional discounts and estimates for return allowances and refunds. Taxes collected from customers for remittance to governmental authorities are excluded from net sales.

Revenue is generated primarily from the sale of finished products to customers, whereby each product unit represents a single performance obligation. Revenue is recognized from product sales when the customer has obtained control of the products, which is either at point of sale or delivery to the customer, depending upon the specific terms and conditions of the arrangement, or at the point of sale for our retail store sales. We provide no warranty on products sold. Product warranty is provided by the manufacturers. For certain product offerings we may receive a deposit from the customer (generally 25% - 50% of the total order cost, but the amount can vary by customer contract) when an order is placed by a customer. We typically complete these orders within one to six months from the date of order, depending on the complexity of the customization and the size of the order, but the completion timeline can vary by product type and terms of sales with each customer. See “Note 8—Supplemental Financial Statement Information” for a summary of changes to our customer deposits liability balance during the years ended December 31, 2024 and 2023.

Product returns are estimated based on historical experience and recorded as a refund liability that reduces the net sales for the period. Actual historical returns, current economic trends and changes in order volume are analyzed when evaluating the adequacy of sales returns allowances in any reporting period. Liability for returns, which is included within “Accrued expenses and other current liabilities” in the consolidated balance sheets, was approximately $0.1 million and $0.1 million as of December 31, 2024 and 2023, respectively. There were no liabilities related to refunds as of December 31, 2024.

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

The Company transitioned to a commission revenue model for the majority of the sales of industrial vaporizers and packaging products. The company operates as a sales agent servicing vape customers and receives a commission for these services. The company was previously working directly with these customers and recognizing gross revenue versus straight commission revenue. The Company recognizes this fee on a periodic basis when the products have been shipped for the end consumer. In working with their partner, the Company is not responsible for fulfilling a promise to provide the specified goods, does not establish the pricing with its partners customers, and does not have control over the goods that will be shipped. As such, the Company is an agent and recognizes its revenue on a net basis for its service. The partner company pays Greenlane a negotiated percentage-based fee on a quarterly basis.

Two customers represented approximately 32% our net sales for the year ended December 31, 2024. One customer represented approximately 21% of our net sales for the year ended December 31, 2023. As of December 31, 2024 the Company had no customers make up more than 5% of its accounts receivable balance. As of December 31, 2023 the Company has a concentration of credit risk with its accounts receivable balance as one customer represented approximately 11% of accounts receivable.

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

We performed an analysis of the VAT overpayments to the Dutch tax authorities, which we expected to be refunded to us, and VAT payable to other EU member states, including potential fines and penalties. Based on this analysis, we recorded VAT payable of approximately $0.4 million relating to this matter within “Accrued expenses and other current liabilities” in our consolidated balance sheet as of December 31, 2024 and 2023, respectively.

Pursuant to the purchase and sale agreement by which we acquired our European subsidiaries, the sellers are required to indemnify us against certain specified matters and losses, including any and all liabilities, claims, penalties and costs incurred or sustained by the Company in connection with non-compliance with tax laws in relation to activities of the sellers. The indemnity (or indemnification receivable) is limited to an amount equal to the purchase price under the purchase and sale agreement.

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

Recently Adopted Accounting Guidance

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

In November 2023, the FASB issued Accounting Standards Update 2023-07 – Segment Reporting – Improvements to Reportable Segment Disclosures (“ASU 2023-07”). We adopted Accounting Standards Update No. 2023-07, which enhances disclosures required for operating segments. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. Refer to Note 12 in the Notes to the Consolidated Financial Statements.

Recently Issued Accounting Guidance Not Yet Adopted

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), amending existing income tax disclosure guidance, primarily requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retrospective basis. We are currently evaluating the effect of adopting ASU 2023-09 on our income tax disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 improves disclosures regarding the types of expenses included in commonly presented expense captions, including disaggregating the amounts of employee compensation, depreciation and amortization included within each income statement expense caption. This standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of the standard on its consolidated financial statements and disclosures.

NOTE 3. BUSINESS ACQUISITIONS AND DISPOSITIONS

EU Subsidiary Purchase Agreement

In May 2024, the Company entered into an agreement with a group of individuals to sell 100% equity interests of one of the Company’s wholly-owned subsidiaries, Shavita B.V. and substantially all of the assets of ARI Logistics B.V. As of the December 31, 2024, the close of the transaction is in dispute as there was pending consideration obligations due to be transferred to the Company not met, as well as other monetary obligations of the purchasers that remain unsatisfied. As a result the Company did not record a sale of the business under ASC 805. Business Combinations. The Company intends to vigorously pursue its claims against Shavita and the purchaser group. As of December 31, 2024, the Company continues to run the operations. ARI Logistics, B.V. and Shavita B.V. represented 16.7% of the Company’s total net sales in 2024.

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

There were no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy during the years ended December 31, 2024 and 2023.

Contingent Consideration

Each period we revalue our contingent consideration obligations associated with business acquisitions to their fair value. The estimate of the fair value of Product Launch Contingent Payments using a form of the scenario-based method, which includes significant unobservable inputs such as management’s identification of probability-weighted outcomes and a risk-adjusted discount rate over the earn-out period. Significant increases or decreases in these inputs could result in a significantly lower or higher fair value measurement of the contingent consideration liability. Changes in the fair value of contingent consideration are included within “Other income (expense), net” in our consolidated statements of operations and comprehensive loss.

A reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2024 and 2023 is as follows:

(in thousands)	Contingent Consideration
Balance, December 31, 2022	$2,738
Cash payments for earn contingent consideration	(350)
Transfer to notes payable	(1,650)
Loss from fair value adjustments included in results of operations	262
Balance, December 31, 2023	$1,000
Gain from fair value adjustments included in results of operations	(1,000)
Balance, December 31, 2024	$—

Equity Securities Without a Readily Determinable Fair Value

Our investment in equity securities without readily determinable fair value consists of ownership interest in Airgraft Inc. We determined that our ownership interests do not provide the Company with significant influence over the operations of this investment. Accordingly, we account for our investment in this entity as equity securities.

Airgraft Inc. is a private entity and their equity securities do not have a readily determinable fair value. We elected to measure these equity securities under the measurement alternative election at cost minus impairment, if any, with adjustments through earnings for observable price changes in orderly transactions for the identical or similar investment of the same issuer. We did not identify any fair value adjustments related to these equity securities during the years ended December 31, 2024 and 2023.

As of December 31, 2024 and 2023, the carrying value of our investment in equity securities without a readily determinable fair value was approximately $1.9 million, included within “Other assets” in our consolidated balance sheets.

NOTE 5. LEASES

Greenlane as a Lessee

As of December 31, 2024, we had facilities financed under operating leases consisting of a warehouses and offices, with lease term expirations in 2026. Lease terms are generally three to seven years for warehouses and office space. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following table provides details of our future minimum lease payments under operating lease liabilities recorded in our consolidated balance sheet as of December 31, 2024. The table below does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

(in thousands)	Operating Leases
2025	$942
2026	81
2027	—
2028	—
2029 and thereafter	—
Total minimum lease payments	$1,023
Less: imputed interest	14
Present value of minimum lease payments	1,009
Less: current portion	926
Long-term portion	$83

Rent expense under operating leases was approximately $1.4 million and $2.1 million for the years ended December 31, 2024 and 2023, respectively.

The following expenses related to our operating leases were included in “general and administrative expenses” within our consolidated statements of operations and comprehensive loss:

	For the year ended December 31,
(in thousands)	2024	2023
Operating lease cost	$912	$1,613
Variable lease cost	440	461
Total lease cost	$1,352	$2,074

The table below presents the terms and discount rates of the Company’s operating leases as of December 31, 2024:

	2024	2023
Weighted average remaining lease terms	1.0 years	1.9 years
Weighted average discount rate	2.3%	2.2%

NOTE 6. DEBT

Our debt balance, excluding operating lease liabilities and finance lease liabilities, consisted of the following amounts at the dates indicated:

	As of December 31,
(in thousands)	2024	2023
Future Receivables Financing	—	2,174
Secured Bridge Loan	—	5,109
Secured Bridge Loan 2	3,674	—
Secured Bridge Loan 3	4,000	—
	7,674	7,283
Less unamortized debt issuance costs	—	—
Less current portion of debt	(7,674)	(7,283)
Debt, net, excluding operating and finance leases and liabilities	$—	$—

Future Receivables Financings

In July, August, October, and November 2023, the Company received an aggregate of approximately $3.9 million in cash pursuant to the terms of future receivables financings (collectively, the “Future Receivables Financings”) entered into with two private lenders the “Future Receivables Financings”). During the year ended December 31, 2024, the Company’s financings were in a series of transactions refinanced as they were not able to make the proscribed monthly payments for the repayment of cash advances. As such the refinancings and the payment schedule was restructured and the total balance increased to $4.6 million which included deferred financing fees of approximately $2.8 million.

During the year ended December 31, 2024, the Future Receivables Financings were purchased by the Senior Subordinated Lender and paid down to $0 during the October 29, 2024 restructuring.

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

The Company evaluated the Exchange Agreement under ASC 470-50, Debt – Modifications and Extinguishment. As a result, the Company determined that the Exchange Agreement should be accounted for as an extinguishment and the Company recorded the Exchange Agreement debt instrument at fair value which included the consideration in common stock warrants transferred. The resulting loss on extinguishment of $2.0 million is included in loss on extinguishment of debt in the accompanying consolidated statement of operations for the year ended December 31, 2024.

As noted above, the Company issued 1,261,830 common stock warrants which were deemed to classified as equity as the warrants were exercisable for a fixed price of $3.04 and for a fixed number of shares with no potential for cash redemption. The Company determines the value of the warrants using an appropriate valuation method, including a Black-Scholes. As part of the debt extinguishment the 1,261,830 Exchange Warrants were valued at $2.6 million using the Black-Scholes model.

Note Payable

On June 7, 2024, the Company entered into a subscription agreement for a note payable with Cobra Alternative Capital Strategies, LLC (“Cobra”).

On August 7, 2024, the Company  issued a note (the “Note”) in the principal amount of $3,237,269 to Cobra. The Note is due the earlier of (i)February 5, 2025; or (ii) the Company’s receipt of at least $3,500,000 of gross proceeds from an offering of their securities (a “Qualified Offering”) and contain a 20% original issue discount. The Notes are convertible into common stock after maturity if not paid prior. In connection with the issuance of the Note, the Company issued the Investor warrants to purchase up to 1,618,635 shares at the Qualified Offering Price.

On October 29, 2024, the Company entered into the First Amendment to Amended and Restated Secured Promissory Note (the “Note Amendment”) with Cobra. Pursuant to the Note Amendment, Cobra agreed to extend the Maturity Date of its senior promissory note dated May 1, 2024, which is currently due. The new Maturity Date will be October 29, 2025.

In consideration for the extinguishment of the Secured Bridge Loan, Cobra paid off the $2.7 million balance owed to Synergy as part of the Secured Bridge Loan. In exchange for paying off the Secured Bridge Loan, the Company (i) agreed to make the Cobra Notes convertible at the option of Cobra with a conversion price of $3.17 per share, (ii) agreed to prepay Cobra’s debt with 50% of any money raised by the Company from warrant exercise proceeds and from capital raise transactions, and (iii) issued Cobra an aggregate of 500,000 five year warrants with an exercise price of $3.04 per share which are identical to the Exchange Warrants. The Exchange common stock warrants which were deemed to classified as equity as the warrants were exercisable for a fixed price of $3.04 and for a fixed number of shares with no potential for cash redemption. The Company determines the value of the warrants using an appropriate valuation method, including a Black-Scholes. As part of the debt extinguishment the 500,000 Exchange Warrants were valued at $1.0 million using the Black-Scholes model.

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

On May 6, 2024, the Company, Warehouse Goods and Synergy entered into an asset purchase agreement, dated May 1, 2024 (the “Asset Purchase Agreement”) pursuant to which Synergy purchased all of the intellectual property, a specified amount of inventory, and other assets related to the Eyce and DaVinci brands. In consideration for the acquisition, all parties entered into a loan modification agreement, effective May 1, 2024 (the “Loan Modification Agreement”) and an amended and restated secured promissory note, effective May 1, 2024 (the “Amended and Restated Secured Promissory Note”), an amendment to the original Eyce and Davinci Asset Purchase Agreements, a distribution agreement, the termination of a license granted by Eyce, and the termination of certain consulting and employment agreements. The Company evaluated the extinguishment of the Secured Bridge Loan under ASC 470-50, Debt – Modifications and Extinguishment. As a result, the Company determined that the Secured Bridge Loan should be accounted for as an extinguishment and the Company recorded the resulting gain on extinguishment of $2.1 million in the accompanying consolidated statement of operations for the year ended December 31, 2024 As part of the overall modification, the principal balance with Synergy decreased to $2.7 million from $5.1 million. Synergy acquired certain assets from the Company in exchange for the reduction in overall principal owed and as part of the transaction, the Company recognized a gain on the debt modification of $2.2 million. This amount is included in the accompanying financial statements within the statement of operations for year ended December 31, 2024 within other income (expense). The Secured Bridge Loan balance of $2.7 million was paid in full by Cobra as part of the October 29, 2024 First Amendment to Amended and Restated Secured Promissory Note. The First Amendment to Amended and Restated Secured Promissory Note was repaid in full in February 2025 with proceeds from the Private Placement.

The Company evaluated the extinguishment of the Secured Bridge Loan under ASC 470-50, Debt – Modifications and Extinguishment. As a result, the Company determined that the Secured Bridge Loan should be accounted for as an extinguishment and the Company recorded the Cobra debt instrument at fair value which included the consideration in common stock warrants transferred. The resulting loss on extinguishment recorded of $1.0 million is included in loss on extinguishment of debt in the accompanying consolidated statement of operations for the year ended December 31, 2024.

As noted above, the company issued 500,000 common stock warrants which were deemed to classified as equity as the warrants were exercisable for a fixed price of $3.04 and for a fixed number of shares with no potential for cash redemption. The Company determines the value of the warrants using an appropriate valuation method, including a Black-Scholes. As part of the debt extinguishment the 500,000 Exchange Warrants were valued at $1.0 million using the Black-Scholes model.

Future Minimum Principal Payments

The following table summarizes future scheduled minimum principal payments of debt at December 31, 2024. Future debt principal payments are presented based upon the stated maturity dates in the respective debt agreement.

(in thousands)	2025	2026	2027	2028	2029	Total
Bridge Loan 2	3,674	—	—	—	—	3,674
Bridge Loan 3	4,000	—	—	—	—	4,000
Total	$7,674	$—	$—	$—	$—	$7,674

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

On November 13, 2024, Pryor Cashman made a demand for arbitration for unpaid legal invoices in the amount of $320,511.48. The Company intends to dispute these claims in arbitration as it contends the services were not authorized or rendered and expects the case to be resolved at a significant discount (Arbitration, S.D. N.Y.).

On February 11, 2025, Earth’s Healing, Inc. (Case No. 25-Cv-1428 (N.D. Cal.)) brought a purchaser class action antitrust action against four U.S. Distributors of Ccell products, including Greenlane Holdings. Inc. The Company believes the case is baseless and without merit, and the Company is jointly defending the case with the other named defendants.

On December 17, 2024, Crossmark, Inc. brought a breach of contract suit against our subsidiary, Warehouse Goods, LLC, in the amount of $297,181.90. The Company intends to defend this breach of contract suit vigorously (Case No. 502024CA011856XXXAM B AI).

On February 25, 2025, the Company received a Civil Investigation Demand regarding an investigation to determine whether there is or has been a violation of 31 U.S.C. 372 the False Claims Act concerning allegations of false claims submitted to federal programs for approval, payment, and subsequent forgiveness of a Kim International LLC (a subsidiary of Kushco which the Company acquired in 2021) 2020 Federal Payment Protection Program (“PPP) loan of approximately $1.9 million dollars. At this stage, it is only a request for information which the Company has provided. The False Claims Act allows for the DOJ to recoup any PPP loans as well as potential treble damages for any violation. At this time, the Company can not assess the likely outcome of the investigation.

On December 16, 2024, S.K et al brought a consumer class action antitrust action against four U.S. distributions of Ccell products, including Greenlane Holdings, Inc., alleging antitrust violations. The Company believes the case is baseless and without merit and is currently jointly defending these claims with the other named defendants in the case.

On November 15, 2024, Vaporous Technologies, Inc. brought a suit for liquidated damages in the amount of $664,289.43 under the September 2020 Manufacturing Agreement by Vaporous against Warehouse Goods. LLC. The Company believes they have strong defenses against this suit.

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

NOTE 8. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Property and Equipment, net

The following is a summary of our property and equipment, at costs less accumulated depreciation and amortization:

		As of December 31,
(in thousands)	Estimated useful life	2024	2023
Furniture, equipment and software	3 - 7 years	$8,595	$8,570
Personal property	5 years	—	—
Leasehold improvements	Lesser of lease term or 5 years	33	51
Building	39 years	—	—
Land		—	—
Land improvements	15 years	—	—
Work in process		20	411
		8,648	9,032
Less: accumulated depreciation		7,228	6,556
Property and equipment, net		$1,420	$2,476

Depreciation expense for property and equipment for the years ended December 31, 2024 and 2023 was approximately $0.8 million and $2.2 million, respectively.

Intangible Assets, Net

As of December 31, 2024 and 2023, all indefinite-lived intangibles were written off. We did not acquire any additional intangible assets during the years ended December 31, 2024 and 2023. There was no amortization expense for intangible assets for the years ended December 31, 2024 and 2023, respectively.

Goodwill

We evaluated goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter of each year and at interim dates if indicators of impairment exist. Goodwill was assessed for impairment at the reporting unit level. There were no goodwill impairments during the years ended December 31, 2024 and 2023.

Other Current Assets

The following table summarizes the composition of other current assets as of the dates indicated:

	As of December 31,
(in thousands)	2024	2023
Other current assets:
VAT refund receivable (Note 2)	$43	$78
Prepaid expenses	301	1,207
Indemnification receivable, net	7	7
Customs bonds	952	1,229
Other	2	798
	$1,305	$3,319

Accrued Expenses and Other Current Liabilities

The following table summarizes the composition of accrued expenses and other current liabilities as of the dates indicated:

	As of December 31,
(in thousands)	2024	2023
Accrued expenses and other current liabilities:
VAT payable (including amounts related to VAT matter described in Note 2)	$—	$313
Contingent consideration	—	1,000
Accrued employee compensation	1,052	861
Accrued expenses	166	499
Refund liability (including accounts receivable credit balances)	—	68
Sales tax payable	—	315
	$1,218	$3,056

Customer Deposits

For certain customized product offerings, we may receive a deposit from the customer (generally 25% - 50% of the total order cost, but the amount can vary by customer contract), when an order is placed by a customer. We typically complete orders related to customer deposits within one to six months from the date of order, depending on the complexity of the customization and the size of the order, but the order completion timeline can vary by product type and terms of sale with each customer. Changes in our customer deposits liability balance during the year ended December 31, 2024 and 2023, respectively, were as follows:

(in thousands)	Customer Deposits
Balance as of December 31, 2022	$3,983
Increases due to deposits received, net of other adjustments	4,191
Customer Overpayments	220)
Revenue recognized	(5,619)
Balance as of December 31, 2023	$2,775
Increases due to deposits received, net of other adjustments	—
Customer Overpayments	—
Revenue recognized	(114)
Balance as of December 31, 2024	$2,661

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) for the periods presented were as follows:

(in thousands)	Foreign Currency Translation	Unrealized Gain or (Loss) on Derivative Instrument	Total
Balance at December 31, 2022	$55	$—	$55
Other comprehensive income (loss)	190	—	190)
Less: Other comprehensive (income) loss attributable to non-controlling interest	—	—	—
Balance at December 31, 2023	$245	$—	$245
Other comprehensive income (loss)	20	—	20
Less: Other comprehensive (income) loss attributable to non-controlling interest	—	—	—
Balance at December 31, 2024	$265	$—	$265

Supplier Concentration

Our four largest vendors accounted for an aggregate of approximately 61.3% and 25.3% of our total purchases for the years ended December 31, 2024 and 2023, respectively We expect to maintain our relationships with these vendors.

Related Party Transactions

Renah Persofsky, a Greenlane Director, is also a Principal Owner of Green Gruff USA Inc, (“Green Gruff”). As of December 31, 2024, there have been no transactions between the Company and Green Gruff.

Nicholas Kovacevich, our former Chief Corporate Development Officer owns capital stock of Blum Holdings Inc. (“Blum”) and serves on the Blum board of directors. Total accounts receivable due from Blum were approximately $0.4 million as of December 31, 2024 and 2023, respectively. On February 8, 2023, we filed a lawsuit against Blum in Superior Court of California, Orange County, seeking to compel the repayment of Blum’s open balance due to us. As of the date of these financial statements were available to be issued, there has been a judgement received in favor of the Company.

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

August 2024 Private Placement

On August 12, 2024, the Company entered into a securities purchase agreement with a single institutional investor pursuant to which we agreed to issue and sell an aggregate of 58,000 shares of our Class A common stock, pre-funded warrants to purchase up to 2,305,637 shares of our Class A common stock (the “August 2024 Pre-Funded Warrants”) and warrants to purchase up to 4,727,274 shares of our Class A common stock (the “August 2024 Standard Warrants”). for aggregate gross cash proceeds of $6.5 million. In connection with the private placement, the Company will issue an aggregate of 2,363,637 units and pre-funded units. The pre-funded units will be sold at the same purchase price as the units, less the pre-funded warrant exercise price of $0.001. Each unit and pre-funded unit will consist of one share of common stock (or one pre-funded warrant) and two common warrants, each exercisable for one share of common stock at an exercise price of $2.50 per share. The common warrant will be exercisable on the initial exercise date described in the common warrant and will expire 5.0 years from such date.

October 2024 Private Placement

On October 29, 2024, the Company entered into an Exchange Agreement with its Senior Subordinated Lender and with Cobra. In connection with the Exchange, the Company issued an aggregate of 1,761,830 five year warrants with an exercise price of $3.04 per share (the “Exchange Warrants”). The Exchange Warrants which were deemed to classified as equity as the warrants were exercisable for a fixed price of $3.04 and for a fixed number of shares with no potential for cash redemption. The Company determines the value of the warrants using an appropriate valuation method, including a Black-Scholes. As part of the debt extinguishments the 1,761,830 Exchange Warrants were valued at $3.7 million using the Black-Scholes model.

Warrant activity for the years ending December 31, 2024 and 2023 is as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance, December 31, 2022	166,131	$638.58
Issued	1,052,951	8.07
Expired	-	-
Exercised	(444,983)	3.32
Balance, December 31, 2023	774,099	110.40
Issued	10,413,376	1.71
Expired or rescinded	-	-
Exercised	(1,424,384)	0.25
Balance, December 31, 2024	9,763,091	$8.75

As of December 31, 2024, outstanding warrants have a weighted average remaining life of 3.32 years.

Fair Value of Warrants issued:

The following ranges of assumptions were used in calculations of the Black-Scholes option pricing models for warrants issued in the years ended December 31, 2024 and December 31, 2023:

	2024	2023
Stock price	$3.68 - $4.05	$38.50 - $5.50
Risk-free interest rate	3.79% -4.395%	3.30% - 4.72%
Expected term (in years)	5.8 to 6.0	5.0 to 6.0
Expected share price volatility	79.85%	81.11% to 95.32%
Expected dividend yield	0.0% - 0.0%	0.0% - 0.0%

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of our Class A common stock is as follows (in thousands, except per share amounts):

	For the year ended December 31,
(in thousands, except per share data)	2024	2023
Numerator:
Net loss	$(17,657)	$(32,325)
Less: Net loss attributable to non-controlling interests	17	150
Plus: Deemed Dividend on “October 2022 Standard Warrants”	—	(388)
Net loss attributable to Class A common stockholders	$(17,640)	$(32,563)
Denominator:
Weighted average shares of Class A common stock outstanding*	1,212	3,993
Net loss per share of Class A common stock - basic and diluted*	$(14.56)	$(8.16)

*	After giving effect to the Reverse Stock Splits.

The July 2023 Pre-Funded Warrants were included in the weighted-average in the computation of basic net loss per share of Class A common stock for the years ended December 31, 2024 and 2023, beginning with their issuance date, as their stated exercise price of $0.001 was non-substantive and their exercise was virtually assured.

The August 2024 Pre-Funded Warrants were included in the weighted-average in the computation of basic net loss per share of Class A commons stock for the year ended December 31, 2024, beginning with their issuance date, as their stated exercise price of $0.001 was non-substantive and their exercise was virtually assured.

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

For the years ended December 31, 2024 and 2023, respectively, shares of Class B common stock and stock options and warrants to purchase Class A common stock were excluded from the weighted-average in the computation of diluted net loss per share of Class A common stock because the effect would have been anti-dilutive.

Shares of our Class B common stock do not share in our earnings or losses and are therefore not participating securities. As such, separate calculations of basic and diluted net loss per share for each of our Class B common stock under the two-class method have not been presented for the years ended December 31, 2024 and 2023, all Common Units of the Operating Company and Class B common stock had been exchanged for Class A common stock, and we owned.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive (in common stock equivalent shares):

	For the year ended
	December 31, 2024	December 31, 2023
Stock options to purchase common stock	334	360
Warrants to purchase common stock	9,763,091	774,099
	9,763,425	774,459

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

Equity-Based Compensation Expense

Equity-based compensation expense is included within “salaries, benefits and payroll taxes” in our consolidated statements of operations and comprehensive loss. We recognized equity-based compensation expense as follows:

	For the year ended December 31,
(in thousands)	2024	2023
Stock options - Class A common stock	$—	$36
Restricted shares - Class A common stock	86	37
Total equity-based compensation expense	$86	$73

There were no options granted during the years ended December 31, 2024 and 2023.

As of December 31, 2024, there was no remaining unrecognized compensation expense.

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

The Company’s United States and foreign operations components of income (loss) from continuing operations before income taxes are as follows:

	For the year ended December 31,
(in thousands)	2024	2023
United States	$(15,563)	$(30,325)
Foreign	$(2,094)	$(2,000)
Total	$(17,657)	$(32,325)

Income Tax Expense

The income tax (benefit) expense for the years ended December 31, 2024 and 2023 consisted of the following:

	For the year ended December 31, 2024				For the year ended December 31, 2023
(in thousands)	Federal	Foreign	State	Total	Federal	Foreign	State	Total
Current tax (benefit) expense
Current year	$—	$—	$—	$—	$—	$—	$—	$—)
Total current year	—	—	—	—	—	—	—	—)
Deferred tax (benefit) expense
Current year	(3,325)	(277)	(998)	(4,600)	(5,991)	(500)	(1,798)	(8,289)
Change in valuation allowance	3,325	277	998	4,600	5,743	500	1,219	7,462
Change in tax rate	—	—	—	—	—	—	780	780)
Tax conversion of Operating Company	—	—	—	—	—	—	—	—
Up-C consolidation	—	—	—	—	—	—	—	—)
KushCo merger or true ups	—	—	—	—	248	—	(201)	47
Total deferred tax (benefit) expense	—	—	—	—	—	—	—	—
Income tax (benefit) expense	$—	$—	$—	$—	$—	$—	$—	$—)

A reconciliation of the income tax (benefit) expense computed at the U.S. federal statutory income tax rate to the income tax expense recognized is as follows:

	For the year ended December 31,
(in thousands)	2024	2023
Expected federal income tax (benefit) expense at statutory rate	$(3,331)	$(6,788)
State tax expense, net of federal benefit	(840)	(1,605)
Loss attributable to non-controlling interests	—	4
Change in valuation allowance	4,171	7,462
Change in tax rates
Prior year true-ups	—	227
Other, net	—	700
Income tax (benefit) expense	$—	$—

Deferred Tax Assets and Liabilities

The components of deferred tax assets and liabilities were as follows:

	As of December 31,
(in thousands)	2024	2023
Deferred tax assets:
Goodwill and other intangible assets	$35,225	$36,018
Fixed assets	394	943
Inventory	2,364	2,854
Allowance for doubtful accounts	688	833
Operating lease liability	265	164
Equity-based compensation	2,598	2,576
Business interest carryforward	8,710	6,897
Net operating loss carryforwards	74,609	67,667
Other	130	411
Total deferred tax assets	124,983	118,363
Valuation allowance	(124,709)	(118,262)
Net deferred tax assets	(274)	101
Deferred tax liability:
Right of use assets	(274)	(101)
Total deferred tax liabilities	(274)	(101)
Net deferred tax assets and liabilities	$—	$—

We had approximately $268.5 million of Federal net operating loss carryforwards, of which approximately $9.8 million expire in 2038, and the remainder are not subject to expiration. Their utilization is limited to 80% of our future taxable income. We also had approximately $263.5 of State net operating loss carryforwards that begin expiring in 2038, $14.9 million of Dutch that begin expiring in 2029, and $0.2 million Canadian net operating loss carryforwards that begin expiring in 2026. Their utilization is limited to our future taxable income. We have not completed our evaluation of NOL utilization limitations under Internal Revenue Code, as amended (the “Code”) Section 382, change in ownership rules. Due to the fact that there is a full valuation allowance and losses being generated in the current year, any limitation based on the code would not have a material impact on the net deferred tax asset balance. In addition, the deduction for business interest is limited to 30 percent of taxable income (the “Section 163(j) limitation”). The interest that is not deductible due this limitation is carried forward to subsequent years and subject to the next years Section 163(j) limitation. At December 31, 2024 we had 26.3 million of business interest carryforwards, which includes $17.6 million from the KushCo merger. The utilization of the business interest carryforward from the KushCo merger may be further limited by the application of the Section 382 rules.

During the years ended December 31, 2024 and 2023, respectively, management performed an assessment of the realizability of our deferred tax assets based upon which management determined that it is not more likely than not that the results of operations will generate sufficient taxable income to realize portions of the net operating loss benefits. Consequently, we established a full valuation allowance against our deferred tax assets and reflected a carrying balance of $0 as of December 31, 2024 and 2023, respectively. In the event that management determines that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance will be made, which would reduce the provision for income taxes.

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

Uncertain Tax Positions

For the year ended December 31, 2024 and 2023, we did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties. The Company is subject to audit examination for federal and state purposes for the years 2019 – 2023. As of the date these financial statements were issued, there were not any ongoing income tax audits.

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

As noted above, we evaluated the realizability of the deferred tax assets resulting from the IPO and the related transactions completed in April 2019 and established a full valuation allowance against those benefits. As a result, we determined that the amount or timing of payments to noncontrolling interest holders under the TRA are no longer probable or reasonably estimable. Based on this assessment, our TRA liability was $0 as of December 31, 2024 and 2023.

If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, we will record a liability related to the TRA, which would be recognized as expense within our consolidated statements of operations and comprehensive (loss) income.

During the years ended December 31, 2024 and 2023, we did not make any payments, inclusive of interest, to members of the Operating Company pursuant to the TRA.

NOTE 12. SEGMENT REPORTING

We define our segments as those operations whose results are regularly reviewed by our CODM to analyze performance and allocate resources. Therefore, segment information is prepared on the same basis that management reviews financial information for operational decision-making purposes. Our CODM is a committee comprised of our CEO and our CFO.

We determined we had one operating segment as of December 31, 2024. This operating segment aligns with how we manage our business as of the fourth quarter of 2024. The accounting policies of the reportable segments are the same as those described in “Note 2 - Summary of Significant Accounting Policies.”

Our CODM assesses the performance of our one operating segment based on the operating segments’ net sales and gross profit. The following table sets forth information by reportable segment for the years ended December 31, 2024 and 2023

	For the year ended December 31,
(in thousands)	2024	2023
Net sales	$13,275	$65,373
Cost of sales	6,993	47,547
Gross profit	$6,282	$17,826

The following table sets forth specific asset categories which are reviewed by our CODM in the evaluation of operating segments:

	For the year ended December 31,
(in thousands)	2024	2023
Accounts receivable, net	$4,262	$1,693
Inventories	$14,215	$20,529
Vendor deposits	$3,091	$3,765

The following table sets forth net sales disaggregated by geography:

	For the year ended December 31,
(in thousands)	2024	2023
United States	$10,900	$58,539
Canada	157	1,291
Europe	2,218	5,543
Total net sales	$13,275	$65,373

The following table sets forth our long-lived assets by geographic area, which consist of property and equipment, net, and operating lease right-of-use assets:

	As of December 31,
(in thousands)	2024	2023
United States	$2,459	$4,255
Canada	4	4
Europe	-	153
Total long-lived assets	$2,463	$4,412

See “Note 8—Supplemental Financial Statement Information” for goodwill by reportable segment.

NOTE 13. SUBSEQUENT EVENTS

On February 19, 2025, Greenlane Holdings, Inc. (the “Company”) consummated a private placement (the “Private Placement”) pursuant to a securities purchase agreement (“Purchase Agreement”) with institutional investors (the “Purchasers”) for the purchase and sale of approximately $25.0 million of shares of the Company’s Class A common stock (the “Common Stock”) and investor warrants at a price of $1.19 per Common Unit. The entire transaction was priced at the market under Nasdaq rules. The offering consisted of the sale of Common Units (or Pre-Funded Units), each consisting of (i) one (1) share of Common Stock or one (1) Pre-Funded Warrant, (ii) one (1) Series A PIPE Common Warrant to purchase one (1) share of Common Stock per warrant at an exercise price of $1.4875 (the “Series A Warrant”) and (iii) one (1) Series B PIPE Common Warrant to purchase one (1) share of Common Stock per warrant at an exercise price of $2.975 (the “Series B Warrant” and together with the Series A Warrant, the “Warrants”).

The initial exercise price of each Series A Warrant is $1.4875 per share of Common Stock. The Series A Warrants are exercisable following stockholder approval and expire five (5) years thereafter. The number of securities issuable under the Series A Warrant is subject to adjustment as described in more detail in the Series A Warrant. The initial exercise price of each Series B Warrant is $2.975 per share of Common Stock or pursuant to an alternative cashless exercise option. The Series B Warrants are exercisable following stockholder approval and expire two and one-half (2.5) years thereafter. The number of securities issuable under the Series B Warrant is subject to adjustment as described in the Series B Warrant.

In connection with the Private Placement, the Company entered into a registration rights agreement with the Purchasers on February 18, 2025 (the “Registration Rights Agreement”), pursuant to which the Company is required to file a registration statement covering the resale of the Securities within 30 calendar days of the closing of the offering.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act) of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2024.

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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial and Legal Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2024 due to the material weaknesses identified and described below.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Legal Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on this evaluation, our Chief Executive Officer and Chief Financial and Legal Officer have concluded that as of December 31, 2024, the Company has not maintained effective internal control over financial reporting due to the material weaknesses identified and described below.

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

Risk Assessment

As part of our remediation efforts related to the material weaknesses identified in the prior year, we continued our efforts during 2024 to design an effective risk assessment, which was completed or fully implemented in order to identify and mitigate key business and financial reporting risks to the organization. Control deficiencies were identified which constitute material weaknesses relating to: (i) identifying, assessing, and communicating appropriate objectives, (ii) identifying and analyzing risks to achieve these objectives, (iii) considering the potential for fraud in assessing risks to the achievement of objectives, and (iv) identifying and assessing changes that could significantly impact the system of internal controls.

Control Activities

As part of our remediation efforts related to the material weaknesses identified in the prior year, we continued our efforts during 2024 to design and implement control activities, however, design efforts relating to control activities were not fully implemented. Control deficiencies were identified associated with control activities. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) selecting and developing control activities that contribute to the mitigation of risks and support achievement of objectives, (ii) selecting and developing general control activities over technology to support the achievement of objectives, and (iii) deploying control activities through policies that establish what is expected and procedures that put policies into action.

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

There were no other changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Officers

As of the date of this Report, our directors and executive officers are as follows:

Name	Age(1)	Title	Director Since
Barbara Sher	57	Chief Executive Officer	2024
Lana Reeve	58	Chief Legal and Finance Officer	—
Rob Shields	57	Chief Growth Officer	—
Donald Hunter	68	Chairman of the Board of Directors	2021
Renah Persofsky	67	Independent Director	2022
Aaron LoCascio	40	Independent Director	2018
Michael Howe	72	Independent Director	2024

(1) Age as of March 17, 2025

Barbara Sher: Ms. Sher has previously served as our Chief Operations Officer beginning in November 2023 and was appointed Chief Executive Officer in May 2024. She brings over 20 years of experience in senior executive roles at both large and small and public and private companies. Ms. Sher has served as SVP of Customer Experience at the Company since June 2022, and previously served as Senior Vice President of Retail Sales at Newfold Digital, Inc., Vice President of Business Development at Newfold Digital, Inc., and as Vice President of Business Development at Web.com. Ms. Sher received her MBA from Seton Hall University and her B.A. in communications from The College of New Jersey. On December 31, 2024, the Board of Directors (the “Board”) of Greenlane Holdings, Inc (the “Company”) and its shareholders appointed Barbara Sher as a member of the Board, effective immediately. She has no arrangement or understanding with any person pursuant to which she was selected as a director of the Company.

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

Rob Shields. Mr. Shields has served as our Chief Growth Officer since January 2025. Mr. Shields is a trusted global sales and marketing leader with over 30 years of experience in growing purpose-driven consumer and business technology brands. Mr. Shields has served as President and Country Head for MOOMOO Financial where he was responsible for all aspects of market entry and expansion across Canada including regulatory, legal, human resources, marketing, and financial operations and was Chief Marketing, Customer Experience & Sales Officer, at Questrade, one of Canada’s leading, non-bank online brokerages with over $30 billion in assets under administration.

Donald Hunter: Mr. Hunter has served as a director since the merger with KushCo in August 2021 and previously served as a director of KushCo from February 2018 until the closing of the merger. Since 2007, Mr. Hunter served as principal at Donald Hunter, LLC, a consulting practice that assists private equity firms and entrepreneurs to enhance the value of their technology companies until 2021. He previously served as Chief Operating Officer and Chief Financial Officer of Harbor Global Company Limited, a publicly traded investment management, natural resources, and real-estate company from 2000 through 2006, and as a senior executive at The Pioneer Group, Inc. from 1988 through 2000, with responsibility for international start-up companies. Mr. Hunter began his career at the General Electric Company, where he was a member of the corporate audit staff and a graduate of its Financial Management Training Program. Since 2013, Mr. Hunter served as a member of the board of directors of The LGL Group, Inc. (“LGL”), an NYSE-listed frequency and spectrum control engineering and manufacturing company, and also serves as the Chairman of the LGL Audit Committee and a member of its Nominating Committee, and formerly served on its Compensation Committee until December 2022. Previously, Mr. Hunter served as a member of the board of directors, Chairman of the Audit Committee and member of the Nominating Committee of Juniper Pharmaceuticals, a Nasdaq-listed specialty pharmaceuticals company, from March 2014 through March 2016, and a member of the board of directors of LICT Corporation, a holding company with subsidiaries in telecommunications and multimedia, from June 2014 through June 2015. Mr. Hunter qualifies as a financial expert under the applicable rules of the SEC and is an active member of the National Association of Corporate Directors. He holds a Bachelor of Science, magna cum laude, and an MBA with high honors from Boston University. Mr. Hunter’s more than 25 years of public company experience and knowledge of corporate governance, SEC reporting, internal controls, international operations and mergers and acquisitions matters led to his appointment as director.

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

Michael Howe.Mr. Howe is a dynamic entrepreneur and leader with a proven track record of consumer business successes. From November 2018 to August 2019, he co-developed The Good Clinic concept (TGC), an innovative primary care clinic brand. Michael sold the concept to Mitesco in Mar 2020 and served as CEO until Sept 2022. He bought the concept back from Mitesco in Dec 2023. He is now actively involved with First Choice Healthcare Solutions to funded and expand the redesigned TGC. From January to present, Michael is serving as the independent director for P1, and Indianapolis based, PE funded dental services organization. During this same time period, Michael has served as executive coach for the entire Executive Leadership team of P1, a group of 8 executives ranging form VP to CEO and Founder. The focus of these efforts are providing strategic, operational, and personal executive guidance to the eight individuals. Michael’s entrepreneurial spirit, business acumen, and passion for developing others make him a standout figure in both the corporate and community sectors. We believe that Mr. Howe is qualified to serve as a member of the Board because of his extensive business background

Family relationships

There are no family relationships among any of our executive officers or directors.

Audit Committee

The Audit Committee is comprised of Mr. Howe and Mr. Hunter. Mr. Hunter is the chair of the Audit Committee, and Mr. Hunter qualifies as an “audit committee financial expert” as that term is defined by the applicable regulations of the Securities and Exchange Commission (the “SEC”). The Board as determined that each of the directors serving on our Audit Committee is “independent” within the meaning of the applicable rules of the SEC and the Nasdaq listing standards.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Executive officers, directors and greater than 10% stockholders are required by the SEC to furnish the Company with copies of all Forms 3, 4 and 5 that they file.

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

Insider Trading Policy

The Company maintains an Insider Trading Policy applicable to all directors, officers, and employees, which is designed to prevent trading in the Company’s securities based on material nonpublic information. The policy includes provisions restricting trading during blackout periods, pre-clearance requirements for executive officers and directors, prohibitions on hedging and pledging Company stock, and guidelines to ensure compliance with applicable securities laws. A copy of the Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF NAMED EXECUTIVE OFFICERS

The following provides compensation information pursuant to the scaled disclosure rules applicable to emerging growth companies and smaller reporting companies under SEC rules. Our named executive officers (“NEOs”) for the year ended December 31, 2024 were Barbara Sher, our current Chief Executive officer, Nicholas Kovacevich, our former Chief Corporate Development Officer, Craig Snyder, our former Chief Executive Officer, Lana Reeve, our Chief Financial and Legal Officer, William Mote, our former Chief Financial Officer, and Darshan Dahya, our former Chief Accounting Officer.

The compensation of our NEOs generally consists of a combination of base salary, bonuses and equity-based compensation. Bonus awards for 2024 and 2023 were determined at the sole discretion of the Compensation Committee based on an assessment of the performance of the NEOs.

The following tables contain certain compensation information for our NEOs in the fiscal years ended December 31, 2024 and 2023.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option Awards	Stock Awards	All Other Compensation	Total
Nicholas Kovacevich(1) Former Chief Corporate Development Officer	2024
	2023	$97,692	$260,000	$—	$—	$219,700	$577,392
Barbara Sher(2) Chief Executive Officer	2024	$300,198					300,198
	2023	$21,290	$—	$—	$—	—	$21,290
Craig Snyder(3) Former Chief Executive Officer	2024	$118,687
	2023	$341,442	$97,500	$—	$—	—	$438,942

Lana Reeve(4) Chief Financial and Legal Officer	2024	$307,531.62
	2023	$270,899.65	—	—	$—	—	$270,899.65
Rob Shields(5) Chief Growth Officer	2024

(1) Mr. Kovacevich stepped down from his position as Chief Executive Officer of the Company effective December 31, 2022 and was appointed Chief Corporate Development Officer of the Company effective January 1, 2023.

(2) Ms. Sher was appointed Chief Operations Officer of the Company effective November 14, 2023 and subsequently named Chief Executive Offering in May 2024.

(3) Mr. Snyder was appointed Chief Executive Officer of the Company effective January 1, 2023 and subsequently stepped down in May 2024.

(4) Ms. Reeve was appointed Chief Financial and Legal Officer of the Company effective December 6, 2022.

(5) Mr. Shields was appointed Chief Growth Officer of the Company effective January 1, 2025.

Outstanding Equity Awards at Fiscal Year-End December 31, 2024

The following table presents information about our NEO’s outstanding equity awards as of December 31, 2024.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested(1)
Barbara Sher(1) Chief Executive Officer	10	—	$49	7/1/2032	—	—

Lana Reeve(2) Chief Financial and Legal Officer	—	—	—	—	—	—

Craig Snyder (3) Former Chief Executive Officer	—	—	—	—	—	—

Market value of shares reflects the number of shares multiplied by $0.2828 per share, which was the closing price of our Class A Common Stock on the Nasdaq Capital Market on July 17, 2024.

(1) Ms. Sher was previously Chief Operating Officer and appointed Chief Executive Officer effective May 25, 2024.

(2) Ms. Reeve was appointed Chief Financial and Legal Officer of the Company effective December 6, 2022.

(3) Mr. Snyder was appointed Chief Executive Officer of the Company effective January 1, 2023 and resigned in May 2024.

Employment Agreements

Name and Principal Position	Annual Base Salary	Annual Bonus
Barbara Sher Chief Executive Officer(1)	$300,000	Up to 60% of base salary based upon the attainment of one or more performance goals
Lana Reeve Chief Financial and Legal Officer(3)	$300,000	Up to 60% of base salary based upon the attainment of one or more performance goals
Rob Shields Chief Growth Officer (4)	$250,000	Up to 50% of base salary based upon the attainment of one or more performance goals

(1) Ms. Sher was formerly the Chief Operating Officer and appointed Chief Executive Officer of the Company effective May 25, 2024

(2) Ms. Reeve was appointed Chief Financial and Legal Officer of the Company effective December 6, 2022.

(4) Mr. Shields was appointed Chief Growth Officer of the Company effective January 6, 2025.

Ms. Sher, Ms. Reeve, and Mr. Shields’ employment agreements provides for an original term of up to one year. Each of Ms. Sher, Ms. Reeve, and Mr. Shields’ employment agreements also provide for automatic one-year extensions unless either party gives written notice of termination not less than 60 days prior to the termination of the then-current term. Ms. Sher, Ms. Reeve, and Mr. Shields are entitled to the annual compensation described above and are eligible to receive an annual incentive bonus. Ms. Sher, Ms. Reeve and Mr. Shields’ performance against this bonus are determined by company performance and individual performance. For Ms. Sher and Ms. Reeve, the weighting is 60% company and 30% individual calculated upon the base salary as shown above. For Mr. Shields, the weighting of 50% company against company and individual performance goals calculated upon the base salary as shown above. During the term of employment, Ms. Sher, Ms. Reeve, and Mr. Shields are entitled to participate in all employee benefit plans and programs made available to our employees generally, subject to the eligibility and participation restrictions of each such plan or program and entitled to reimbursement for all reasonable business expenses incurred in connection with carrying out their respective duties.

Pursuant to their employment agreements, Ms. Sher, Ms. Reeve, and Mr. Shields may terminate their employment at any time without cause. Ms. Sher, Ms. Reeve, and Mr. Shields are terminable by us at any time: (i) without cause; (ii) for cause (as defined in each of Ms. Sher, Ms. Reeve, and Mr. Shields’ employment agreements); (iii) in the event of death; or (iv) in the event of disability that cannot be accommodated under the requirements of law. Upon termination of Ms. Sher’s, Ms. Reeve’s, or Mr. Shields’ employment agreements, neither party shall have any further obligation except for obligations accruing prior to the date of termination. If terminated without cause, Ms. Sher, Ms. Reeve, and Mr. Shields are entitled to receive his or her base salary to the date of termination, any bonus that has accrued but is unpaid as of the date of termination and any reimbursable expenses not yet reimbursed as of such date. If terminated without cause, Ms. Sher and Ms. Reeve are also entitled to severance equal nine months of their base salary in effect on the date of termination. If terminated without cause, Mr. Shields is entitled to severance equal to three (3) months during the first six months of employment, six (6) months during the second six months of employment and shall have nine (9) months thereafter. In addition, if terminated without cause, Ms. Sher and Ms. Reeve are entitled to a cash payment equal to the applicable COBRA premium payments that would be payable by Ms. Sher and Ms. Reeve to continue their Company-provided healthcare services for themselves and any dependents (the “Company Healthcare Plan”) covered at the time of termination (collectively, the “COBRA Payment”). If terminated without cause, Ms. Sher and Ms. Reeve are entitled a COBRA Payment equal to four months of coverage under the Company Healthcare Plan.

Pursuant to their employment agreements, Ms. Sher, Ms. Reeve and Mr. Shields are subject to customary confidentiality restrictions and work-product provisions, and Ms. Sher, Ms. Reeve and Mr. Shields are subject to customary non-competition covenants and non-solicitation covenants with respect to our employees, consultants and customers.

We do not currently maintain any retirement plans, other than matching 401(k) plans, for our executives or other employees.

Director Compensation

For the fiscal year ended December 31, 2024, each of our independent directors received a base annual fee of $60,000, paid in quarterly installments. In consideration for their attendance at meetings of the Board exceeding the 10 designated Board meetings, Mr. Hunter and Ms. Persofsky received an additional fee of $10,000 and Mr. LoCascio and Ms. Persofsky received an additional fee of $5,000. Additionally, as compensation for serving as the chair of the Board or the chair of a Board committee, Mr. Hunter and Ms. Persofsky received a base annual fee of $16,000, paid in quarterly installments. Mr. Howe who is was appointed to the Board on December 31, 2024 will receive a base annual fee of $16,000, paid in quarterly installments. In addition, we reimburse our directors for their reasonable out-of-pocket expenses incurred in attending Board and committee meetings. Ms. Sher who was appointed to the Board on December 31, 2024 will not receive any additional compensation for her service on the Board.

The following provides compensation information pursuant to the scaled disclosure rules applicable to smaller reporting companies under SEC rules and the JOBS Act.

Director Compensation Table

The following table provides information on the compensation of our directors for the fiscal year ended December 31, 2024, other than Ms. Sher, who receives no separate compensation for her service as a director. For information related to the compensation of Ms. Sher, please refer to “Executive Officer Compensation — Summary Compensation Table.”

Name	Fees Paid in Cash	Awards(1)		Total
Donald Hunter	$86,000	$		$86,000
Aaron LoCascio	$65,000	$		$65,000
Renah Persofsky	$62,000	$		$62,000
Gina Collins (1)	$—		$—	$—
Michael Howe	$—		$—	$—

(1) On January 24, 2024, Gina Collins gave notice of her resignation from our Board of Directors and from each committee of the Board, effective immediately.

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

Name	Number of Shares of Class A Common Stock Beneficially Owned	% of All Class A Common Stock Shares(1)

Donald Hunter(2)	96	*
Renah Persofsky(3)	66	*
Aaron LoCascio (4)	0	*
Michael Howe	0	*
Barbara Sher(5)	12,500	*
Lana Reeve	0	*
All executive officers, directors and director nominees as a group (5 people)	12,662	0.00483
Greater than 5% Beneficial Owners
Armistice Capital, LLC (6)	219,687	9.99%
Hudson Bay Capital Management LP (7)	96	*

(1)	Based on an aggregate of 5,821,359 shares of our Class A Common Stock outstanding as of July 18, 2024.
(2)	Includes 899 shares of Class A Common Stock issuable upon exercise of stock options within 60 days after July 18, 2024.
(3)	Includes 725 shares of Class A Common Stock issuable upon exercise of stock options within 60 days after July 18, 2024.
(4)	Includes 422 shares of Class A Common Stock issuable upon exercise of stock options within 60 days after July 18, 2024.
(5)	Includes 100 shares of Class A Common Stock issuable upon exercise of stock options within 60 days after July 18, 2024
(6)	Based solely upon the Schedule 13G filed with the SEC by the beneficial owner on February 14, 2024 reporting beneficial ownership as of December 31, 2023, Armistice Capital, LLC possess shared voting shared dispositive power over 381,044 shares. Armistice Capital, LLC is the investment manager of Armistice Capital Master Fund Ltd. (the “Master Fund”), the direct holder of the shares, and pursuant to an Investment Management Agreement, Armistice Capital, LLC exercises voting and investment power over the securities of held by the Master Fund and thus may be deemed to beneficially own the securities held by the Master Fund. Steven Boyd, as the managing member of Armistice Capital, LLC, may be deemed to beneficially own the securities held by the Master Fund. The Master Fund specifically disclaims beneficial ownership of the securities directly held by it by virtue of its inability to vote or dispose of such securities as a result of its Investment Management Agreement with Armistice Capital, LLC.
(7)	Based solely upon the Schedule 13G filed with the SEC by the beneficial owner on February 5, 2024 reporting beneficial ownership as of December 31, 2023, Hudson Bay Capital Management LP (the “Investment Manager”) and Sander Gerber possess shared voting shared dispositive power over 294,806 shares. Includes 294,806 shares of Class A Common Stock issuable upon exercise of warrants. The Investment Manager serves as the investment manager to Hudson Bay Master Fund Ltd. and Hudson Bay Fund LP, in whose name the securities are held. As such, the Investment Manager may be deemed to be the beneficial owner of all shares of Class A Common Stock, subject to a 9.99% ownership blocker, if any, underlying the securities held by Hudson Bay Master Fund Ltd. and Hudson Bay Fund LP. Mr. Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of the Investment Manager. Mr. Gerber disclaims beneficial ownership of these securities.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services rendered by Marcum for the years ended December 31, 2024, and 2023:

	Year ended December 31,
	2024	2023

Audit Fees - Marcum	$475,010	$528,815
Audit Fees PKF O’Connor Davies LLP	25,000	-
Audit-Related Fees	$—	$—

Tax Fees	$—	$—

All Other Fees	$—	$—

Pre-Approval Policy

Our Board of Directors as a whole pre-approves all services provided by PKF O’Connor Davies, LLP. For any non-audit or non-audit related services, the Board of Directors must conclude that such services are compatible with the independence as our auditors.

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

(3) Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Greenlane Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to Greenlane’s Quarterly Report on Form 10-Q, filed November 15, 2021).
3.2	Second Amended and Restated By-Laws of Greenlane Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to Greenlane’s Current Report on Form 8-K, filed April 25, 2019).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Greenlane Holdings, Inc., effective August 9, 2022 (Incorporated by reference to Exhibit 3.1 to Greenlane’s Current Report on Form 8-K, filed on August 4, 2022).
3.4	Amendment to the Second Amended and Restated Bylaws of Greenlane Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to Greenlane’s Current Report on Form 8-K, filed on April 12, 2023).
3.5	Certificate of Designation of the Series A Preferred Stock (Incorporated by reference to Exhibit 3.2 to Greenlane’s Current Report on Form 8-K, filed on April 12, 2023).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to Greenlane’s Registration Statement on Form S-1/A, filed on April 8, 2019).
4.2	Form of Convertible Promissory Note (Incorporated by reference to Exhibit 4.2 to Greenlane’s Registration Statement on Form S-1, filed on March 20, 2019).
4.3	Description of Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.3 to Greenlane’s Annual Report on Form 10-K, filed on April 24, 2020).
4.4	Form of August 2021 Standard Warrant (Incorporated by reference to Exhibit 4.1 to Greenlane’s Current Report on Form 8-K, filed August 10, 2021).
4.5	Form of August 2021 Pre-Funded Warrant (Incorporated by reference to Exhibit 4.2 to Greenlane’s Current Report on Form 8-K, filed August 10, 2021).
4.6	Form of Stock Option Assumption Notice – KushCo Options (Incorporated by reference to Exhibit 99.2 to Greenlane’s Registration Statement on Form S-8, filed August 31, 2021).
4.7	Form of Assumed June 12, 2018 KushCo Warrant, dated as of August 31, 2021 (Incorporated by reference to Exhibit 4.4 to Greenlane’s Quarterly Report on Form 10-Q, filed November 15, 2021).
4.8	Form of Assumed January 18, 2019 KushCo Warrant, dated as of August 31, 2021 (Incorporated by reference to Exhibit 4.5 to Greenlane’s Quarterly Report on Form 10-Q, filed November 15, 2021).
4.9	Form of Assumed August 21, 2019 KushCo Warrant, dated as of August 31, 2021 (Incorporated by reference to Exhibit 4.6 to Greenlane’s Quarterly Report on Form 10-Q, filed November 15, 2021).
4.10	Form of Assumed September 30, 2019 KushCo Warrant, dated as of August 31, 2021 (Incorporated by reference to Exhibit 4.7 to Greenlane’s Quarterly Report on Form 10-Q, filed November 15, 2021).
4.11	Form of Assumed February 10, 2020 KushCo Warrant, dated as of August 31, 2021 (Incorporated by reference to Exhibit 4.8 to Greenlane’s Quarterly Report on Form 10-Q, filed November 15, 2021).
4.12	Form of Assumed February 24, 2021 KushCo Warrant, dated as of August 31, 2021 (Incorporated by reference to Exhibit 4.9 to Greenlane’s Quarterly Report on Form 10-Q, filed November 15, 2021).
4.13	Form of June 2022 Pre-Funded Warrant (Incorporated by reference to Exhibit 4.2 to Greenlane’s Current Report on Form 8-K, filed June 28, 2022).
4.14	Form of June 2022 Standard Warrant (Incorporated by reference to Exhibit 4.1 to Greenlane’s Current Report on Form 8-K, filed on June 28, 2022).

4.15	Form of October 2022 Standard Warrant (Incorporated by reference to Exhibit 4.1 to Greenlane’s Current Report on Form 8-K, filed on November 1, 2022).
4.16	Form of October 2022 Pre-Funded Warrant (Incorporated by reference to Exhibit 4.2 to Greenlane’s Current Report on Form 8-K, filed November 1, 2022).
4.17	Form of July 2023 Standard Warrant (Incorporated by reference to Exhibit 4.1 to Greenlane’s Current Report on Form 8-K, filed on July 3, 2023).
4.18	Form of July 2023 Pre-Funded Warrant (Incorporated by reference to Exhibit 4.2 to Greenlane’s Current Report on Form 8-K, filed on July 3, 2023).
4.19	Form of July 2023 Warrant Amendment (Incorporated by reference to Exhibit 4.3 to Greenlane’s Current Report on Form 8-K, filed on July 3, 2023).
10.3	Registration Rights Agreement between Greenlane Holdings, Inc. and the Original Members of Greenlane Holdings, LLC (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed April 25, 2019).
10.4	Fourth Amended and Restated Operating Agreement of Greenlane Holdings, LLC. (Incorporated by reference to Exhibit 10.4 to Greenlane’s Annual Report on Form 10-K, filed March 31, 2022).
10.5	Reorganization Agreement among Greenlane Holdings, Inc., Greenlane Holdings, LLC and the Members listed on the signature pages thereto (Incorporated by reference to Exhibit 10.3 to Greenlane’s Current Report on Form 8-K, filed April 25, 2019).
10.6	Purchase and Sale Agreement, dated as of August 16, 2022, by and between 1095 Broken Sound Pwky LLC and ASC Capital LLC (Incorporated by reference to Exhibit 10.3 to Greenlane’s Quarterly Report on Form 10-Q, filed November 14, 2022).
10.7	Form of Indemnification Agreement by and between Greenlane Holdings, Inc. and each of its Directors and Officers (Incorporated by reference to Exhibit 10.2 to Greenlane’s September 30, 2020 Quarterly Report on Form 10-Q, filed November 16, 2020).
10.8†	Second Amended and Restated Greenlane Holdings, Inc. 2019 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Greenlane’s Registration Statement on Form S-8, filed August 31, 2022).
10.9	Contribution Agreement, dated as of February 20, 2018, by and among Greenlane Holdings, LLC (f/k/a Jacoby Holdings LLC), the Sellers named therein and Better Life Products, Inc., as Seller Representative (Incorporated by reference to Exhibit 10.10 to Greenlane’s Registration Statement on Form S-1, filed on March 20, 2019).
10.10	Contribution Agreement, dated as of January 4, 2019, by and among Greenlane Holdings, LLC, Pollen Gear Holdings, LLC and Pollen Gear LLC. (Incorporated by reference to Exhibit 10.18 to Greenlane’s Registration Statement on Form S-1, filed on March 20, 2019).
10.11	Form of August 2021 Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed August 10, 2021).
10.12†	Separation and General Release Agreement by and between Warehouse Goods LLC and Adam Schoenfeld, dated as of March 9, 2022 (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed on March 10, 2022).
10.13	Placement Agency Agreement, dated August 9, 2021 (Incorporated by reference to Exhibit 10.2 to Greenlane’s Current Report on Form 8-K, filed August 10, 2021).
10.14	Assignment and Assumption Agreement, dated as of November 5, 2018, by and between Jacoby & Co. Inc. and Warehouse Goods LLC, relating to Employment Agreement with Adam Schoenfeld (Incorporated by reference to Exhibit 10.17 to Greenlane Holdings, Inc.’s Registration Statement on Form S-1, filed on March 20, 2019).
10.15†	Separation and General Release Agreement by and between Warehouse Goods LLC and William Mote, dated as of May 16, 2022 (Incorporated by reference to Exhibit 10.4 to Greenlane’s Quarterly Report on Form 10-Q, filed May 16, 2022).
10.16†	Separation and General Release Agreement by and between Warehouse Goods LLC and Aaron LoCascio, dated as of December 30, 2021 (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed January 4, 2022).
10.17†	Separation and General Release Agreement by and between Warehouse Goods LLC and Rodrigo de Oliveira, dated as of August 12, 2022 (Incorporated by reference to Exhibit 10.4 to Greenlane’s Quarterly Report on Form 10-Q, filed August 15, 2022).
10.18	Membership Interest Purchase Agreement, dated as of July 19, 2022, by and among Warehouse Goods LLC and Portofino Partners LLC (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed July 19, 2022).
10.19	Placement Agency Agreement, dated June 27, 2022 (Incorporated by reference to Exhibit 10.2 to Greenlane’s Current Report on Form 8-K, filed June 28, 2022).
10.20	Form of June 2022 Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed June 28, 2022).
10.21	Form of October 2022 Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed November 1, 2022).
10.22	Placement Agency Agreement, dated October 27, 2022 (Incorporated by reference to Exhibit 10.2 to Greenlane’s Current Report on Form 8-K, filed November 1, 2022).

10.23	Loan and Security Agreement, dated as of August 8, 2022, by and between Greenlane Holdings, Inc., the subsidiaries of Greenlane Holdings, Inc. named therein as guarantors, the parties thereto from time to time as lenders, and WhiteHawk Capital Partners LP, as the agent for the Lenders (Incorporated by reference to Exhibit 10.4 to Greenlane’s Quarterly Report on Form 10-Q, filed November 14, 2022).
10.24†	Amended and Restated Employment Agreement Employment Agreement by and between Warehouse Goods LLC and Nicholas Kovacevich, dated as of October 6, 2022. (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed October 7, 2022).
10.25	Form of Guaranty Agreement by and between Greenlane Holdings, Inc., the subsidiaries of Greenlane Holdings, Inc. named therein as guarantors, the parties thereto from time to time as Lenders, and WhiteHawk Capital Partners LP, as the agent for the Lenders (included in Exhibit 10.23).
10.26	Form of Pledge Agreement by and between Greenlane Holdings, Inc., the subsidiaries of Greenlane Holdings, Inc. named therein as guarantors, the parties thereto from time to time as Lenders, and WhiteHawk Capital Partners LP, as the agent for the Lenders (included in Exhibit 10.23).
10.27	Form of U.S. Intellectual Property Security Agreement by and between Greenlane Holdings, Inc., the subsidiaries of Greenlane Holdings, Inc. named therein as guarantors, the parties thereto from time to time as Lenders, and WhiteHawk Capital Partners LP, as the agent for the Lenders (included in Exhibit 10.23).
10.28	Form of Canadian Security Agreement by and between Greenlane Holdings, Inc., the subsidiaries of Greenlane Holdings, Inc. named therein as guarantors, the parties thereto from time to time as Lenders, and WhiteHawk Capital Partners LP, as the agent for the Lenders (included in Exhibit 10.23).
10.29	Form of Canadian Intellectual Property Security Agreement, dated as of August 8, 2022, by and between Greenlane Holdings, Inc., the subsidiaries of Greenlane Holdings, Inc. named therein as guarantors, the parties thereto from time to time as Lenders, and WhiteHawk Capital Partners LP, as the agent for the Lenders (included in Exhibit 10.23).
10.30†	Employment Agreement by and between Warehouse Goods LLC and Lana Reeve, dated as of December 6, 2022 (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed December 8, 2022).
10.31†	Further Amended and Restated Employment Agreement by and between Warehouse Goods LLC and Craig Snyder, dated as of January 1, 2023 (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed January 6, 2023).
10.32	Risk Participation of ERC Claim Agreement, dated as of February 16, 2023 (Incorporated by reference to Exhibit 10.2 to Greenlane’s Quarterly Report on Form 10-Q, filed on May 15, 2023).
10.33	Amendment No. 2, dated as of February 9, 2023, to Loan and Security Agreement, by and between Greenlane Holdings, Inc, the subsidiaries of Greenlane Holdings, Inc. named therein as guarantors, the parties thereto from time to time as Lenders, and WhiteHawk Capital Partners LP, as the agent for the Lenders (Incorporated by reference to Exhibit 10.1 to Greenlane’s Quarterly Report on Form 10-Q/A, filed January 8, 2024).
10.34	Form of July 2023 Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed on July 3, 2023).
10.35	Placement Agency Agreement, dated as of June 29, 2023 (Incorporated by reference to Exhibit 10.2 to Greenlane’s Current Report on Form 8-K, filed on July 3, 2023).
10.36	Loan and Security Agreement, dated as of September 22, 2023, between Greenlane and Synergy Imports, LLC. (Incorporated by reference to Exhibit 10.3 to Greenlane’s Quarterly Report on Form 10-Q, filed on January 9, 2024).
10.37	Secured Promissory Note, dated as of September 22, 2023, between Greenlane and Synergy Imports, LLC. (Incorporated by reference to Exhibit 10.4 to Greenlane’s Quarterly Report on Form 10-Q, filed on January 9, 2024).
10.38	Asset Purchase Agreement, effective May 1, 2024, by and among Greenlane Holdings, Inc, Warehouse Goods LLC and Synergy Imports LLC (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed on May 10, 2024).
10.39	Loan Modification Agreement, effective May 1, 2024, by and among Warehouse Goods LLC, Synergy Imports LLC and the Guarantors as defined therein (Incorporated by reference to Exhibit 10.2 to Greenlane’s Current Report on Form 8-K, filed on May 10, 2024).
10.40	Amended and Restated Secured Promissory Note, effective May 1, 2024, by Warehouse Goods LLC and Synergy Imports LLC (Incorporated by reference to Exhibit 10.3 to Greenlane’s Current Report on Form 8-K, filed on May 10, 2024).
10.41†	Employment Agreement by and among Warehouse Goods LLC and Lana Reeve (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed on May 23, 2024).
19*	Insider Trading Policy
21.1*	List of subsidiaries of Greenlane Holdings, Inc.
23.1*	Consent of Marcum LLP
23.2*	Consent of PKF O’Connor Davies, LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Greenlane Holdings, Inc. Clawback Policy
101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders’ Equity, and (iv) Condensed Consolidated Statements of Cash Flows. The instance document does not appear in the Interactive Data File because its XBRL tags are imbedded within the Inline XBRL document.
104*	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL

*	Filed herewith.
†	Indicates a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLANE HOLDINGS, INC.

Date: March 20, 2025	By:	/s/ Barbara Sher
Barbara Sher
Chief Executive Officer
(Principal Executive Officer)

Date: March 20, 2025	By:	/s/ Lana Reeve
Lana Reeve
Chief Financial and Legal Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Barbara Sher	Chief Executive Officer (Principal Executive Officer)	March 20, 2025
Barbara Sher

/s/ Lana Reeve	Chief Financial and Legal Officer (Principal Financial and Accounting Officer)	March 20, 2025
Lana Reeve

/s/ Donald Hunter	Director	March 20, 2025
Donald Hunter

/s/ Aaron LoCascio	Director	March 20, 2025
Aaron LoCascio

/s/ Renah Persofsky	Director	March 20, 2025
Renah Persofsky

/s/ Michael Howe	Director	March 20, 2025
Michael Howe

