Form 10-Q
period 2025-03-31
Greenlane Holdings, Inc.
filed 2025-05-15
CIK 1743745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 14, 2025, Greenlane Holdings, Inc. had 1,020,626,650 shares of Class A common stock outstanding

GREENLANE HOLDINGS, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GREENLANE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets
Cash	$8,516	$899
Accounts receivable, net of allowance of $2,076 and $2,616 at March 31, 2025 and December 31, 2024, respectively	4,899	4,262
Escrow receivable	1,707	—
Inventories, net	14,314	14,215
Vendor deposits	2,717	3,091
Other current assets	1,414	1,305
Total current assets	33,567	23,772

Property and equipment, net	1,330	1,420
Operating lease right-of-use assets	815	1,043
Other assets	2,392	2,396
Total assets	$38,104	$28,631

LIABILITIES
Current liabilities
Accounts payable	$9,905	$9,787
Accrued expenses and other current liabilities	1,732	1,218
Customer deposits	2,529	2,661
Current portion of notes payable	—	7,674
Current portion of operating leases	780	926
Total current liabilities	14,946	22,266

Operating leases, less current portion	—	83
Total long-term liabilities	—	83
Total liabilities	14,946	22,349
Commitments and contingencies (Note 7)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share, 600,000,000 shares authorized, 8,336,953 and 2,267,124 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	83	21
Class B common stock, $0.0001 par value per share, 30,000,000 shares authorized, and 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	301,755	281,074
Accumulated deficit	(278,796)	(274,929)
Accumulated other comprehensive income	265	265
Total stockholders’ equity attributable to Greenlane Holdings, Inc.	23,307	6,431
Non-controlling interest	(149)	(149)
Total stockholders’ equity	23,158	6,282
Total liabilities and stockholders’ equity	$38,104	$28,631

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024

Net sales	$1,469	$4,926
Cost of sales	748	3,414
Gross profit	721	1,512

Operating expenses:
Salaries, benefits and payroll taxes	1,267	2,946
General and administrative	2,823	2,292
Depreciation and amortization	106	254
Total operating expenses	4,196	5,492
Loss from operations	(3,475)	(3,980)

Other income (expense), net:
Interest expense	(391)	(522)
Other income (expense), net	(1)	11
Total other expense, net	(392)	(511)
Loss before income taxes	(3,867)	(4,491)
Provision for (benefit from) income taxes	—	—
Net loss	(3,867)	(4,491)
Less: Net loss attributable to non-controlling interest	—	—
Net loss attributable to Greenlane Holdings, Inc.	$(3,867)	$(4,491)

Net loss attributable to Class A common stock per share - basic and diluted	$(0.32)	$(12.65)
Weighted-average shares of Class A common stock outstanding - basic and diluted	12,178,170	354,943

Other comprehensive income:
Foreign currency translation adjustments	—	2
Comprehensive loss	(3,867)	(4,489)
Less: Comprehensive loss attributable to non-controlling interest	—	—
Comprehensive loss attributable to Greenlane Holdings, Inc.	$(3,867)	$(4,489)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

	Class A Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non- Controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity
Balance December 31, 2024	2,267,124	$21	$281,074	$(274,929)	$265	$(149)	$6,282
Net loss	—	—	—	(3,867)	—	—	(3,867)
Exercise of Class A warrants	1,185,768	13	—	—	—	—	13
Issuance of Class A shares and warrants	4,884,061	49	20,681	—	—	—	20,730
Balance March 31, 2025	8,336,953	$83	$301,755	$(278,796)	$265	$(149)	$23,158

	Class A Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non- Controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity
Balance December 31, 2023	338,721	$3	$268,165	$(257,289)	$245	$(132)	$10,992
Net loss	—	—	—	(4,491)	—	—	(4,491)
Equity-based compensation	16,727	—	86	—	—	—	86
Issuance of Class A shares	37,636	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	2	—	2
Balance March 31, 2024	393,084	$4	$268,250	$(261,780)	$247	$(132)	$6,589

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024

Cash Flows from Operating Activities:
Net loss	$(3,867)	$(4,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	106	254
Equity-based compensation expense	—	86
Accretion of debt discount	284	—
Change in provision for doubtful accounts	(12)	(7)
Changes in operating assets and liabilities:
Accounts receivable	(625)	(55)
Inventories	(99)	2,210
Vendor deposits	374	(195)
Other current assets	(107)	446
Accounts payable	117	807
Accrued expenses and other liabilities	516	864
Customer deposits	(132)	—
Net used in provided by operating activities	(3,445)	(81)
Cash flows from Investing Activities:
Purchases of property and equipment, net	(16)	(135)
Net cash used in investing activities	(16)	(135)
Cash flows from Financing Activities:
Proceeds from issuance of Class A common stock and warrants	19,036	—
Repayments of notes payable	(7,958)	—
Proceeds from future receivables financing	—	225
Repayments of loan against future accounts receivable	—	(307)
Other	—	(10)
Net cash provided by (used in) financing activities	11,078	(92)
Effects of exchange rate changes on cash	—	2
Net increase (decrease) in cash	7,617	(306)
Cash as of beginning of the period	899	463
Cash as of end of the period	$8,516	$157

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

6

GREENLANE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(in thousands)

Supplemental disclosures of cash flow information
Cash paid for interest	$107	$444

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 and 2024

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

Liquidity and Going Concern

Our primary requirements for liquidity and capital are working capital, debt service related to recent acquisitions and general corporate needs. Our primary sources of liquidity are our cash on hand and the cash flow that we generate from our operations, as well as proceeds from other equity issuances.

The Company has incurred net losses of $3.9 million and $4.5 million for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025 and 2024, cash used in operating activities were $3.4 million and $0.1 million, respectively. The recent macroeconomic environment has caused weaker demand than contemplated under the Company’s business plan, resulting in a reduction in projected revenue and cash flows for the twelve-month period included in the going concern evaluation.

We believe that our cash on hand that includes cash raised in the February 2025 Private Placement and the cash flow that we generate from our operations will be sufficient to fund our working capital and capital expenditure requirements, as well as our debt repayments and other liquidity requirements associated with our existing operations, for the next 12 months. Based on our cash on hand and working capital at March 31, 2025, we expect to have sufficient cash to fund planned operations through the second quarter of 2026. This is largely due to the Company’s Private Placement that occurred on February 19, 2025. See Note 9 for more information.

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

The consolidated financial statements do not include any adjustments that may result from the outcome of this going concern uncertainty. For a more complete description of our initiatives, see below and the Management Discussion and Analysis.

Common Stock and Warrant Offerings.

On August 7, 2024, the Company issued a note (the “Note”) in the principal amount of $3,237,269 to Cobra. The Note was due the earlier of (i) February 5, 2025; or (ii) the Company’s receipt of at least $3,500,000 of gross proceeds from an offering of their securities (a “Qualified Offering”) and contain a 20% original issue discount. The Notes were convertible into common stock after maturity if not paid prior. In connection with the issuance of the Note, the Company issued the Investor warrants to purchase up to 1,618,635 shares at the Qualified Offering Price. The Note was repaid in full in February 2025 in the amount of $4.0 million.

On August 12, 2024, the Company entered into a securities purchase agreement with a single institutional investor for aggregate gross cash proceeds of $6.5 million. In connection with the private placement, the Company issued an aggregate of 2,363,637 units and pre-funded units. The pre-funded units were sold at the same purchase price as the units, less the pre-funded warrant exercise price of $0.001. Each unit and pre-funded unit consisted of one share of common stock (or one pre-funded warrant) and two common warrants, each exercisable for one share of common stock at an exercise price of $2.50 per share. The common warrant will be exercisable on the initial exercise date described in the common warrant and will expire 5.0 years from such date. In February 2025, the Company exchanged 4,587,274 two and one-half (2.5) year warrants with an exercise price of $2.98 per share. See Note 9 for more information.

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

On October 29, 2024, the Company entered into an Exchange Agreement with its Senior Subordinated Lender, whereby the Company agreed to exchange an aggregate of $4,617,307 of debt originally owed to Agile Capital Funding LLC and Cedar Advance LLC in a 3(a)(9) exchange for new Senior Subordinated Notes in the principal amount of $4,000,000 due one year from issuance (the “Exchange Note”), reducing outstanding indebtedness by approximately $617,000. The Exchange Note was convertible at the option of the holder at $3.17 per share. In connection with the Exchange, the Company issued an aggregate of 1,261,830 five year warrants with an exercise price of $3.04 per share (the “Exchange Warrants”). In February 2025 the Company repaid the Senior Subordinated Lender in full in the amount of $4.0 million. In February 2025, the Company exchanged 1,541,830 two and one-half (2.5) year warrants with an exercise price of $2.98 per share for the Series B warrants issued in the February 2025 private placement. See Note 9 for more information.

On February 18, 2025, the Company entered into definitive agreements with institutional investors for the purchase and sale of approximately $25.0 million of shares of the Company’s Class A common stock (“Common Stock”) and investor warrants at a price of $1.19 per Common Unit (“the 2025 Offering”). The entire transaction has been priced at the market under Nasdaq rules.

The offering consisted of the sale of Common Units (or “Pre-Funded Units”), each consisting of (i) one (1) share of Common Stock or one (1) Pre-Funded Warrant, (ii) one (1) Series A PIPE Common Warrant to purchase one (1) share of Common Stock per warrant at an exercise price of $1.4875 (“Series A Warrant”) and (iii) one (1) Series B PIPE Common Warrant to purchase one (1) share of Common Stock per warrant at an exercise price of $2.975 (“Series B Warrant” and together with the Series A Warrant, the “Warrants”). The initial exercise price of each Series A Warrant is $1.4875 per share of Common Stock. The Series A Warrants are exercisable following stockholder approval and expire five (5) years thereafter. The number of securities issuable under the Series A Warrant is subject to adjustment as described in more detail in the Series A Warrant. The initial exercise price of each Series B Warrant is $2.975 per share of Common Stock or pursuant to an alternative cashless exercise option. The Series B Warrants are exercisable following stockholder approval and expire two and one-half (2.5) years thereafter. The number of securities issuable under the Series B Warrant is subject to adjustment as described in the Series B Warrant.

Also, on February 18, 2025, the Company entered into an Exchange Agreement with certain holders (the “Holders”) of three tranches of warrants to purchase Common Stock previously issued by the Company in August 2024 and October 2024. Under such Exchange Agreement, such Holders exchanged with the Company such existing warrants for approximately 6.1 million new warrants to purchase common stock, substantially in the form of the Series B Warrants.

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

On August 7, 2024, the Company issued a note (the “Note”) in the principal amount of $3,237,269 to Cobra. The Note is due the earlier of (i) February 5, 2025; or (ii) the Company’s receipt of at least $3,500,000 of gross proceeds from an offering of their securities (a “Qualified Offering”) and contain a 20% original issue discount. The Notes are convertible into common stock after maturity if not paid prior. In connection with the issuance of the Note, the Company issued the Investor warrants to purchase up to 1,618,635 shares at the Qualified Offering Price.

On October 29, 2024, the Company entered into the First Amendment to Amended and Restated Secured Promissory Note (the “Note Amendment”) with Cobra. Pursuant to the Note Amendment, Cobra agreed to extend the Maturity Date of its Secured Bridge Loan and the Subscription Agreement (together the “Notes”). The new Maturity Date was changed to October 29, 2025. In consideration for the extension, the Company (i) agreed to make such Notes convertible at the option of Cobra with a conversion price of $3.17 per share, (ii) agreed to prepay Cobra’s debt with 50% of any money raised by the Company from warrant exercise proceeds and from capital raise transactions, and (iii) issued Cobra an aggregate of 500,000 five year warrants with an exercise price of $3.04 per share which are identical to the Exchange Warrants. This loan was repaid in full as part of the February 2025 Private Placement.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2024. The condensed consolidated results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or any other future annual or interim period. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair statement of the Company’s financial position and operating results. Certain reclassifications have been made to prior year amounts or balances to conform to the presentation adopted in the current year.

Principles of Consolidation

Our condensed consolidated financial statements include our accounts, the accounts of the Operating Company, and the accounts of the Operating Company’s consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

Conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts in our consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. U.S. GAAP requires us to make estimates and judgments in several areas. Such areas include, but are not limited to the following: the collectability of accounts receivable; the allowance for slow-moving or obsolete inventory; the realizability of deferred tax assets; the useful lives of property and equipment; the calculation of our VAT taxes receivable and VAT taxes, fines, and penalties payable; our loss contingencies, including our TRA liability; and the valuation and assumptions underlying equity-based compensation. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. The actual results could differ materially from those estimates.

Segment Reporting

We manage our global business operations through our operating and reportable business segments. As of March 31, 2025, we determined that we have one reportable operating business segment. Our reportable segment has been identified based on how our chief operating decision maker (“CODM”), which is a committee comprised of our Chief Executive Officer (“CEO”) and our Chief Financial and Legal Officer (“CFO”), manages our business, makes resource allocation and operating decisions, and evaluates operating performance.

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

We generate revenue primarily from the sale of finished products to customers, whereby each product unit represents a single performance obligation. We recognize revenue from product sales when the customer has obtained control of the products, which is either at point of sale or delivery to the customer, depending upon the specific terms and conditions of the arrangement, or at the point of sale for our retail store sales. We provide no warranty on products sold. Product warranty is provided by the manufacturers. For certain product offerings such as child-resistant packaging, closed-system vaporization solutions and custom-branded retail products, we may receive a deposit from the customer (generally 25% - 50% of the total order cost, but the amount can vary by customer contract) when an order is placed by a customer. We typically complete these orders within one to six months from the date of order, depending on the complexity of the customization and the size of the order, but the completion timeline can vary by product type and terms of sales with each customer. See “Note 8—Supplemental Financial Statement Information” for a summary of changes to our customer deposits liability balance during the three months ended March 31, 2025 and the year ended December 31, 2024.

We estimate product returns based on historical experience and record them as a refund liability that reduces the net sales for the period. We analyze actual historical returns, current economic trends and changes in order volume when evaluating the adequacy of our sales returns allowance in any reporting period. Our liability for returns, which is included within “Accrued expenses and other current liabilities” in our consolidated balance sheets, was approximately $0.1 million and $0.1 million as of March 31, 2025 and December 31, 2024, respectively.

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

Three customers represented approximately 51% and one customer represented 28% of net sales for the three months ended March 31, 2025 and 2024, respectively.

Recently Adopted Accounting Guidance

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements To Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this Update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Recently issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in ASU 2024-03 require a public business entity to disclose specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods. The objective of the disclosure requirements is to provide disaggregated information about a public business entity’s expenses to help investors (i) better understand the entity’s performance, (ii) better assess the entity’s prospects for future cash flows, and (iii) compare an entity’s performance over time and with that of other entities. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2024-03.

The FASB and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2024. Management has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

NOTE 3. BUSINESS ACQUISITIONS AND DISPOSITIONS

EU Subsidiary Purchase Agreement

In May 2024, the Company entered into an agreement with a group of individuals to sell 100% equity interests of one of the Company’s wholly-owned subsidiaries, Shavita B.V. and substantially all of the assets of ARI Logistics B.V. As of March 31, 2025, the close of the transaction is in dispute as there was pending consideration obligations due to be transferred to the Company not met, as well as other monetary obligations of the purchasers that remain unsatisfied. As a result the Company did not record a sale of the business under ASC 805. Business Combinations. The Company intends to vigorously pursue its claims against Shavita and the purchaser group. As of March 31, 2025, the Company continues to run the operations, however sales were not material for the three months ended March 31, 2025 and 2024.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Airgraft Inc., is a private entity and their equity securities do not have a readily determinable fair value. We elected to measure these equity securities under the measurement alternative election at cost minus impairment, if any, with adjustments through earnings for observable price changes in orderly transactions for the identical or similar investment of the same issuer. We did not identify any fair value adjustments related to these equity securities during the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025 and December 31, 2024, the carrying value of our investment in equity securities without a readily determinable fair value was approximately $1.9 million, respectively, included within “Other assets” in our condensed consolidated balance sheets.

NOTE 5. LEASES

Greenlane as a Lessee

As of March 31, 2025, we had facilities financed under operating leases consisting of warehouses and offices with lease term expirations in 2026. Lease terms are generally three to seven years for warehouses and office space. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following table provides details of our future minimum lease payments under operating lease liabilities recorded in our condensed consolidated balance sheet as of March 31, 2025. The table below does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

(in thousands)	Operating Leases
Remainder of 2025	$710
2026	81
Total minimum lease payments	$791
Less: imputed interest	(11)
Present value of minimum lease payments	$780
Less: current portion	780
Long-term portion	$—

Rent expense under operating leases was approximately $0.5 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively.

The following expenses related to our operating leases were included in “general and administrative” expenses within our condensed consolidated statements of operations and comprehensive loss:

	For the three months ended March 31,
(in thousands)	2025	2024
Operating lease cost	502	265
Variable lease cost	—	—
Total lease cost	$502	$265

The table below presents lease-related terms and discount rates as of March 31, 2025:

Operating Leases
Weighted average remaining lease terms	0.75 years
Weighted average discount rate	2.3%

NOTE 6. DEBT

Our debt balance, excluding operating lease liabilities and finance lease liabilities, consisted of the following amounts at the dates indicated:

(in thousands)	March 31, 2025	December 31, 2024
Note Payable	$—	$3,674
Exchange Note	—	4,000
	—	7,674
Less unamortized debt issuance costs	—	—
Less current portion of debt	—	(7,674)
Debt, net, excluding operating and finance leases and liabilities	$—	$—

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

As part of the 2025 Offering, the Company used a portion of the proceeds to pay off the Exchange Note in full in the amount of $4.0 million during the three months ended March 31, 2025.

Note Payable

On June 7, 2024, the Company entered into a subscription agreement for a note payable with Cobra Alternative Capital Strategies, LLC (“Cobra”).

On August 7, 2024, the Company issued a note (the “Note”) in the principal amount of $3,237,269 to Cobra. The Note is due the earlier of (i) February 5, 2025; or (ii) the Company’s receipt of at least $3,500,000 of gross proceeds from an offering of their securities (a “Qualified Offering”) and contain a 20% original issue discount. The Notes were convertible into common stock after maturity if not paid prior. In connection with the issuance of the Note, the Company issued the Investor warrants to purchase up to 1,618,635 shares at the Qualified Offering Price.

On October 29, 2024, the Company entered into the First Amendment to Amended and Restated Secured Promissory Note (the “Note Amendment”) with Cobra. Pursuant to the Note Amendment, Cobra agreed to extend the Maturity Date of its senior promissory note dated May 1, 2024. The new Maturity Date was October 29, 2025.

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

As part of the 2025 Offering, the Company used a portion of the proceeds to pay off the Note in full in the amount of $4.0 million during the three months ended March 31, 2025.

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

On February 25, 2025, the Company received a Civil Investigation Demand regarding an investigation to determine whether there is or has been a violation of 31 U.S.C. 372 the False Claims Act concerning allegations of false claims submitted to federal programs for approval, payment, and subsequent forgiveness of a Kim International LLC (a subsidiary of Kushco which the Company acquired in 2021) 2020 Federal Payment Protection Program (“PPP) loan of approximately $1.9 million dollars. At this stage, it is only a request for information which the Company has provided. The False Claims Act allows for the DOJ to recoup any PPP loans as well as potential treble damages for any violation. At this time, the Company cannot assess the likely outcome of the investigation.

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

We have not taken any reserves for litigation for the three months ended March 31, 2025 and 2024, respectively.

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

NOTE 8. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Property and Equipment, net

The following is a summary of our property and equipment, at costs less accumulated depreciation and amortization:

(in thousands)	Estimated useful life	March 31, 2025	December 31, 2024
Furniture, equipment and software	3 - 7 years	$8,611	$8,595
Leasehold improvements	Lesser of lease term or 5 years	33	33
Work in process		20	20
		8,664	8,648
Less: accumulated depreciation		(7,334)	(7,228)
Property and equipment, net		$1,330	$1,420

Depreciation expense for property and equipment was approximately $0.1 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively.

Other Current Assets

The following table summarizes the composition of other current assets as of the dates indicated:

(in thousands)	March 31, 2025	December 31, 2024
Other current assets:
VAT refund receivable (Note 2)	$52	$43
Prepaid expenses	403	301
Indemnification receivable, net	7	7
Customs bonds	952	952
Other	—	2
	$1,414	$1,305

Accrued Expenses and Other Current Liabilities

The following table summarizes the composition of accrued expenses and other current liabilities as of the dates indicated:

(in thousands)	March 31, 2025	December 31,2024
Accrued expenses and other current liabilities:
Accrued employee compensation	$1,114	$1,052
Accrued professional fees	419	166
Other accrued expenses	199	166
	$1,732	$1,218

Customer Deposits

For certain product offerings we may receive a deposit from the customer (generally 25% - 50% of the total order cost, but the amount can vary by customer contract), when an order is placed by a customer. We typically complete orders related to customer deposits within one to six months from the date of order, depending on the complexity of the customization and the size of the order, but the order completion timeline can vary by product type and terms of sale with each customer. Changes in our customer deposits liability balance during the three months ended March 31, 2025 were as follows:

(in thousands)	Customer Deposits
Balance as of December 31, 2024	$2,661
Increases due to deposits received, net of other adjustments	—
Customer Overpayments	—
Revenue recognized	(132)
Balance as of March 31, 2025	$2,529

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) for the periods presented were as follows:

(in thousands)	Foreign Currency Translation	Unrealized Gain or (Loss) on Derivative Instrument	Total
Balance at December 31, 2023	$245	$—	$245
Other comprehensive income (loss)	20	—	20
Less: Other comprehensive (income) loss attributable to non-controlling interest	—	—	—
Balance at December 31, 2024	$265	$—	$265
Other comprehensive income (loss)	—	—	—
Less: Other comprehensive (income) loss attributable to non-controlling interest	—	—	—
Balance at March 31, 2025	$265	$—	$265

Supplier Concentration

Our four largest vendors accounted for an aggregate of approximately 78.8% and 24.5% of our total purchases for the three months ended March 31, 2025 and 2024, respectively.

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

Common Stock and Warrant Offerings

August 2024 Private Placement

On August 12, 2024, the Company entered into a securities purchase agreement with certain holders (the “Holders”) pursuant to which we agreed to issue and sell an aggregate of 58,000 shares of our Class A common stock, pre-funded warrants to purchase up to 2,305,637 shares of our Class A common stock (the “August 2024 Pre-Funded Warrants”) and warrants to purchase up to 4,727,274 shares of our Class A common stock (the “August 2024 Standard Warrants”). for aggregate gross cash proceeds of $6.5 million. In connection with the private placement, the Company issued an aggregate of 2,363,637 units and pre-funded units. The pre-funded units were sold at the same purchase price as the units, less the pre-funded warrant exercise price of $0.001. Each unit and pre-funded unit consisted of one share of common stock (or one pre-funded warrant) and two common warrants, each exercisable for one share of common stock at an exercise price of $2.50 per share. The common warrant were exercisable on the initial exercise date described in the common warrant and will expire 5.0 years from such date.

On February 18, 2025, the Company entered into an Exchange Agreement with Holders of three tranches of warrants to purchase Common Stock previously issued by the Company in August 2024 and October 2024. Under such Exchange Agreement, such Holders exchanged with the Company such existing warrants for approximately 6.1 million new warrants to purchase common stock, substantially in the form of the Series B Warrants. The Company exchanged 4,587,274 warrants not previously exercised into two and one-half (2.5) year warrants in the form of the Series B Warrants with an exercise price of $2.98 per share.

October 2024 Private Placement

On October 29, 2024, the Company entered into an Exchange Agreement with its Senior Subordinated Lender and with Cobra. In connection with the Exchange, the Company issued an aggregate of 1,761,830 five year warrants with an exercise price of $3.04 per share (the “Exchange Warrants”). The Exchange Warrants which were deemed to be classified as equity as the warrants were exercisable for a fixed price of $3.04 and for a fixed number of shares with no potential for cash redemption. The Company determines the value of the warrants using an appropriate valuation method, including a Black-Scholes. As part of the debt extinguishments, the 1,761,830 Exchange Warrants were valued at $3.7 million using the Black-Scholes model.

In February 2025, the Company exchanged the remaining 1,541,830 warrants not previously exercised into warrants which were substantially equivalent to the Series B Warrants which were two and one-half (2.5) year warrants in the form of the Series B Warrants with an exercise price of $1.19 per share.

February 2025 Private Placement

On February 19, 2025, the Company consummated a private placement pursuant to a securities purchase agreement (“Purchase Agreement”) with institutional investors (the “Purchasers”) for the purchase and sale of approximately $25.0 million of shares of the Company’s Class A common stock and investor warrants at a price of $1.19 per Common Unit. The entire transaction was priced at the market under Nasdaq rules. The offering consisted of the sale of Common Units (or Pre-Funded Units), each consisting of (i) one (1) share of Common Stock or one (1) Pre-Funded Warrant, (ii) one (1) Series A PIPE Common Warrant to purchase one (1) share of Common Stock per warrant at an exercise price of $1.4875 (the “Series A Warrant”) and (iii) one (1) Series B PIPE Common Warrant to purchase one (1) share of Common Stock per warrant at an exercise price of $2.975 (the “Series B Warrant” and together with the Series A Warrant, the “Warrants”). The initial exercise price of each Series B Warrant is $2.975 per share of Common Stock or pursuant to an alternative cashless exercise option

The initial exercise price of each Series A Warrant is $1.4875 per share of Common Stock. The Series A Warrants are exercisable following stockholder approval and expire five (5) years thereafter. The number of securities issuable under the Series A Warrant is subject to adjustment as described in more detail in the Series A Warrant. The initial exercise price of each Series B Warrant is $2.975 per share of Common Stock or pursuant to an alternative cashless exercise option. The Series B Warrants are exercisable following stockholder approval and expire two and one-half (2.5) years thereafter. The number of securities issuable under the Series B Warrant is subject to adjustment as described in the Series B Warrant.

In connection with the Private Placement, the Company entered into a registration rights agreement with the Purchasers on February 18, 2025 (the “Registration Rights Agreement”), pursuant to which the Company is required to file a registration statement covering the resale of the Securities within 30 calendar days of the closing of the offering.

As part of the Purchase Agreement the Company agreed to place $2.5 million into an escrow account to ensure there were no misrepresentations were made by the Company as part of the private placement. As of March 31, 2025. the escrow balance was $1.7 million due to $0.8 million being credited back to the Purchasers as a result of late filings made by the Company. The Company expects to settle the escrow receivable amount owed by December 31, 2025.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of our Class A common stock is as follows (in thousands, except per share amounts):

	Three months ended March 31,
(in thousands, except share and per share data)	2025	2024
Numerator:
Net loss	$(3,867)	$(4,491)
Less: Net loss attributable to non-controlling interests	—	—
Net loss attributable to Class A common stockholders	$(3,867)	$(4,491)
Denominator:
Weighted average shares of Class A common stock outstanding	12,178,170	354,943
Net loss per share of Class A common stock - basic and diluted	$(0.32)	$(12.65)

The June 2022 Pre-Funded Warrants, October 2022 Pre-Funded Warrants, July 2023 Pre-Funded Warrants were included in the weighted-average in the computation of basic net loss per share of Class A common stock for the three months ended March 31, 2025 and 2024, respectively, beginning with their issuance date, as their stated exercise price of $0.001 was non-substantive and their exercise was virtually assured.

The August 2024 Pre-Funded Warrants were included in the weighted-average in the computation of basic net loss per share of Class A commons stock for the year ended December 31, 2024, beginning with their issuance date, as their stated exercise price of $0.001 was non-substantive and their exercise was virtually assured.

The February 2025 Pre-Funded Warrants were included in the weighted-average in the computation of basic net loss per share of Class A commons stock for the three months ended March 31, 2025, beginning with their issuance date, as their stated exercise price of $0.001 was non-substantive and their exercise was virtually assured.

For the three months ended March 31, 2025 and 2024, respectively, shares of Class B common stock and stock options and warrants to purchase Class A common stock were excluded from the weighted-average in the computation of diluted net loss per share of Class A common stock because the effect would have been anti-dilutive.

Shares of our Class B common stock do not share in our earnings or losses and are therefore not participating securities. As such, separate calculations of basic and diluted net loss per share for each of our Class B common stock under the two-class method have not been presented for the three months ended March 31, 2025 and 2024, respectively. As of December 31, 2022, all Common Units of the Operating Company and Class B common stock had been exchanged for Class A common stock, and we owned 100.0% of the economic interests in the Operating Company.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended March 31,
	2025	2024
Stock options to purchase common stock	334	360
Warrants to purchase common stock	66,925,201	774,099
	66,925,535	774,459

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

Equity-Based Compensation Expense

Equity-based compensation expense is included within “salaries, benefits and payroll taxes” in our condensed consolidated statements of operations and comprehensive loss. We recognized equity-based compensation expense as follows:

	Three months ended March 31,
(in thousands)	2025	2024
Stock options - Class A common stock	$—	$—
Restricted shares - Class A common stock	—	86
Total equity-based compensation expense	$—	$86

As of March 31, 2025, there was no remaining unrecognized compensation expense.

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

During the three months ended March 31, 2025 and 2024, respectively, management performed an assessment of the realizability of our deferred tax assets based upon which management determined that it is not more likely than not that the results of operations will generate sufficient taxable income to realize portions of the net operating loss benefits. Consequently, we established a full valuation allowance against our deferred tax assets and reflected a carrying balance of $0 as of March 31, 2025 and December 31, 2024, respectively. In the event that management determines that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance will be made, which would reduce December the provision for income taxes.

Uncertain Tax Positions

For the three months ended March 31, 2025 and 2024, respectively, we did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties. The Company is subject to audit examination for federal and state purposes for the years 2019 – 2023. As of the date these financial statements were issued, there were not any ongoing income tax audits.

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

As noted above, we evaluated the realizability of the deferred tax assets resulting from the IPO and the related transactions completed in April 2019 and established a full valuation allowance against those benefits. As a result, we determined that the amount or timing of payments to noncontrolling interest holders under the TRA are no longer probable or reasonably estimable. Based on this assessment, our TRA liability was $0 as of March 31, 2025 and December 31, 2024.

If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, we will record a liability related to the TRA, which would be recognized as expense within our condensed consolidated statements of operations and comprehensive (loss) income.

During the three months ended March 31, 2025 and 2024, respectively, we did not make any payments, inclusive of interest, to members of the Operating Company pursuant to the TRA.

NOTE 12. SEGMENT REPORTING

We define our segments as those operations whose results are regularly reviewed by our CODM to analyze performance and allocate resources. Therefore, segment information is prepared on the same basis that management reviews financial information for operational decision-making purposes. Our CODM is a committee comprised of our CEO and our CFO.

We determined we had one operating segment as of March 31, 2025. This operating segment aligns with how we manage our business as of the fourth quarter of 2024. The accounting policies of the reportable segments are the same as those described in “Note 2 - Summary of Significant Accounting Policies.”

Our CODM assesses the performance of our one operating segment based on the operating segments’ net sales and gross profit. The following table sets forth information by reportable segment for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(in thousands)	2025	2024
Net sales	$1,469	$4,926
Cost of sales	748	3,414
Gross profit	$721	$1,512

The following table sets forth specific asset categories which are reviewed by our CODM in the evaluation of operating segments:

	As of
(in thousands)	March 31, 2025	December 31, 2024
Accounts receivable, net	$4,899	$4,262
Inventories	$14,314	$14,215
Vendor deposits	$2,717	$3,091

The following table sets forth net sales disaggregated by geography:

	Three Months Ended March 31,
(in thousands)	2025	2024
United States	$1,469	$3,850
Canada	—	87
Europe	—	989
Total net sales	$1,469	$4,926

The following table sets forth our long-lived assets by geographic area, which consist of property and equipment, net, and operating lease right-of-use assets:

	As of
(in thousands)	March 31, 2025	December 31, 2024
United States	$2,145	$2,459
Canada	—	4
Europe	—	—
Total long-lived assets	$2,145	$2,463

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of Greenlane Holdings, Inc. and its consolidated subsidiaries (“Greenlane” and, collectively with the Operating Company and its consolidated subsidiaries, the “Company”, “we”, “us” and “our”) for the quarterly period ended March 31, 2025 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and related notes of Greenlane Holdings, Inc. for the year ended December 31, 2024, which are included in our Annual Report on Form 10-K.

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

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Factors that might cause such a difference include those discussed in our filings with the SEC, under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report”) and in other documents that we file from time to time with the Securities and Exchange Commission (the “SEC”).

Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances, or achievements expressed or implied by the forward-looking statements. These risks include, but are not limited to, those listed below and those discussed in greater detail in Part I, Item 1A of the 2024 Annual Report under the heading “Risk Factors.”

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

Plan to Accelerate Path to Profitability and Capitalize the Business

In today’s economic landscape, particularly within the cannabis industry, achieving profitability and preserving working capital are paramount. At Greenlane, we are intensely focused on making our business profitable and well-capitalized for long-term sustainability. Our key initiatives include:

1.	Technology Enhancements: We remain fully committed to improving our technology, particularly our B2B and e-commerce platforms, to provide a seamless shopping experience for our wholesale and retail customers.

2.	Facility Footprint Rationalization: In 2023 and 2024, we optimized our facilities footprint by reducing warehouse and office space while increasing operational efficiency and improving fulfillment practices. The full benefit of those efforts are expected to be realized in 2024.

3.	Headcount Reduction: We have significantly reduced our headcount and associated salary expenses, focusing on maintaining a core group of key employees as we collectively right-size the business.

4.	Cost Structure Optimization: We continue to reduce our overall cost structure while improving margins. In April 2023, we formed two strategic partnerships (described below in greater detail) to increase margins and significantly reduce working capital requirements in our Industrial Goods segment. Similarly, our Consumer Goods segment restructured arrangements with several third-party brands in 2022 and 2023 to reduce our working capital needs.

5.	Inventory Management: In 2024, we implemented a new inventory management and lifecycle strategy that is focused on a quarterly turn and a regular review of inventory to avoid future write-offs.

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

During 2024 and 2025, the Company received capital from various sources permitting it to right-size the business and position the company for growth. Such sources are described in greater detail in the Liquidity and Capital Resources Section of this report.

During 2024 and 2025, the Company also entered into certain arrangements to reduce working capital requirements and improve its balance sheet.

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

Recent Accounting Pronouncements

See “Note 2—Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of our Form 10-K filed on March 21, 2025.

Results of Operations

The following table presents operating results for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
			% of Net sales		Change
	2025	2024	2025	2024	$	%

Net sales	$1,469	4,926	100.0%	100.0%	$(3,457)	(70.2)%
Cost of sales	748	3,414	50.9%	69.3%	(2,666)	(78.1)%
Gross profit	721	1,512	49.1%	30.7%	(791)	(52.3)%

Operating expenses:
Salaries, benefits and payroll taxes	1,267	2,946	86.3%	59.8%	(1,679)	(57.0)%
General and administrative	2,823	2,292	192.2%	46.5%	528	23.0%
Depreciation and amortization	106	2,254	7.2%	5.2%	(2,148)	(95.3)%
Total operating expenses	4,196	5,492	285.7%	111.5%	(1,296)	(23.6)%
Loss from operations	(3,475)	(3,980)	(236.6)%	(80.8)%	505	(12.7)%

Other income (expense), net:
Interest expense	(391)	(522)	(26.6)%	(10.6)%	131	(25.1)%
Other income, net	(1)	11	(0.1)%	0.2%	(12)	(109.9)%
Total other expense, net	(392)	(511)	(26.7)%	(10.4)%	119	(23.3)
Loss before income taxes	(3,867)	(4,491)	(263.3)%	(91.2)%	624	(13.9)%
Provision for (benefit from) income taxes	—	—	—%	—%	—	—%
Net loss	(3,867)	(4,491)	(179.5)%	(91.2)%	624	(13.9)%
Net loss attributable to non-controlling interest	—	—	—%	—%	—	—%
Net loss attributable to Greenlane Holdings, Inc.	$(3,867)	(4,491)	(179.5)%	(91.2)%	$624	(13.9)%

Consolidated Results of Operations

Net Sales

For the three months ended March 31, 2025, net sales were approximately $1.5 million, compared to approximately $4.9 million for the same period in 2024, representing a decrease of $3.5 million, or 70.2%. The year-over-year decrease in net sales was due to a major restructuring of our Industrial Group in April of 2023, involving our packaging and industrial vaping product lines; transitioning much of this business from a gross sales to a commission structure to preserve working capital. Revenues decreased in the Consumer Brands Group due, in part, to restructuring efforts and shift in strategy to focus on in-house brands that carry a higher margin profile while rationalizing third-party brand offerings, which generated top line revenue with lower margins. The Company is continuing to focus on profitable revenue and as a result top line revenue has significantly been reduced. Concurrently, the Company has continued its focus on right-sizing the business during the fiscal year ended December 31, 2024 and through present, in an effort to reduce sales and marketing costs and reduce or eliminate certain administrative functions.

Cost of Sales and Gross Margin

For the three months ended March 31, 2025, cost of sales decreased by $2.7 million, or 78.1%, as compared to the same period in 2024. The decrease was is driven by the 70.2% decrease in revenue in addition to a decrease in damaged and obsolete inventory write-offs.

Gross margins increased by 18.4% to 49.1% for the three months ended March 31, 2025, compared to 30.7% for the same period in 2024. The increase in gross margins is in part related to transitioning to a commission revenue model for the majority of the vaporizer sales with 100% margin versus gross revenue with lower margins.

Salaries, Benefits and Payroll Taxes

Salaries, benefits and payroll taxes expenses were approximately $1.3 million for the three months ended March 31, 2025, compared to $2.9 million for the same period in 2024. The decrease is related to the reduction in workforce to right-size the business and focus on profitability.

As we continue to closely monitor the evolving business landscape, we remain focused on identifying cost-saving opportunities while delivering on our strategy to recruit, train, promote and retain the most talented and success-driven personnel in the industry.

General and Administrative Expenses

General and administrative expenses were approximately $2.8 million for the three months ended March 31, 2025, compared to $2.3 million for the same period in 2024. The increase is related increases in professional and outside services, facility expenses, outbound freight, other general and administrative, marketing, taxes and licenses, and general insurance.

Depreciation and Amortization Expense

Depreciation and amortization expense were approximately $0.1 million for the three months ended March 31, 2025, compared to $0.3 million for the same period in 2024. The decrease is related to a major restructuring effort to reduce cost and right-size the business resulting in the sale and disposal of assets related to reducing our warehousing and office footprint.

Other Income (Expense), Net

Interest expense

Interest expense decreased approximately $0.1 million for the three months ended March 31, 2025 compared to the same period in 2024. The decrease is primarily related to reduction in overall debt as all of the Company’s debt was paid off in February 2025.

Provision for (Benefit from) Income Taxes

For the three months ended March 31, 2025 and 2024, respectively, the effective tax rate differed from the U.S. federal statutory tax rate of 21% primarily due to the Operating Company’s pass-through structure for U.S. income tax purposes (through December 31, 2022), the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and the valuation allowance against the deferred tax asset.

Liquidity, Capital Resources and Going Concern

Our primary requirements for liquidity and capital are working capital, debt service related to recent acquisitions and general corporate needs. Our primary sources of liquidity are our cash on hand and the cash flow that we generate from our operations, as well as proceeds from equity issuances. As of March 31, 2025, we had approximately $8.5 million of cash, of which none was restricted and $0.1 million was held in foreign bank accounts, and approximately $18.6 million of working capital, which is calculated as total current assets minus total current liabilities, as compared to approximately $0.9 million of cash, of which none was restricted and $0.1 million was held in foreign bank accounts, and approximately $1.5 million of working capital as of December 31, 2024. The repatriation of cash balances from our foreign subsidiaries could have adverse tax impacts or be subject to capital controls; however, these balances are generally available to fund the ordinary business operations of our foreign subsidiaries without legal or other restrictions.

We believe that our cash on hand and the cash flow that we generate from our operations and financing activities from recent equity fundraisings will be sufficient to fund our working capital and capital expenditure requirements, as well as our debt repayments and other liquidity requirements associated with our existing operations, for the next 12 months. Based on our cash on hand and working capital at March 31, 2025, we expect to have sufficient cash to fund planned operations into the second quarter of 2026. This is largely due to the Company’s Private Placement that occurred on February 19, 2025.

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

ATM Program and Shelf Registration Statement

We used a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) to conduct securities offerings. In August 2021, we filed a prospectus supplement and established an “at-the-market” equity offering program (the “ATM Program”) that provided for the sale of shares of our Class A common stock having an aggregate offering price of up to $50 million, from time to time.

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

In April 2023, we entered into two strategic. First, we entered into a strategic partnership (the “MJ Packaging Partnership”) with A&A Global Imports d/b/a MarijuanaPackaging.com (“MJ Pack”), a provider of packaging solutions to the cannabis industry. Second, we entered into a strategic partnership with an affiliate of one of our existing vape suppliers (“Vape Partner”) to service certain key customers with vaporizer goods and services (the “Vape Partnership”). As part of the Vape Partnership, we will introduce our Vape Partner to certain key customers, assist with the promotion and the sale of certain vaporizer goods and services, and help coordinate the logistics, storage and distribution of such vaporizer products. If our Vape Partner and key customer(s) enter into a direct relationship, the customers would directly purchase vaporizer goods and services, which we currently sell them, directly from our Vape Partner and we would no longer need to purchase such vape inventory on behalf of such key customer(s). In exchange we would earn quarterly and annual commission payments from our strategic partners. While the strategic partnerships may result in a decrease in top line revenue for these packaging and vape products, these partnerships combined with some of our other restructuring initiatives should allow us to reduce our overall cost-structure and enhance our margins, thereby improving our balance sheet

We have successfully renegotiated supplier partnership terms and are continuing to improve working capital arrangements with suppliers. We have made progress consolidating and streamlining our office, warehouse, and distribution operations footprint. We have reduced our workforce by approximately 43% throughout fiscal year 2024 to reduce costs and align with our revenue projections.

We have incurred net losses of $2.6 million and $4.5 million for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025, cash used in operating activities was $3.4 million and cash used in operating activities for the three months ended March 31, 2024 was $0.1 million. The recent macroeconomic environment has caused weaker demand than contemplated under our business plan, resulting in a reduction in projected revenue and cash flows for the twelve-month period included in the going concern evaluation.

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

Our opinions concerning liquidity are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity could be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on terms favorable to us, or at all.

As of March 31, 2025, we did not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q:

Three Months Ended March 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(3,445)	$(81)
Net cash used in investing activities	$(16)	$(135)
Net cash provided by (used in) financing activities	$11,078	$(92)

Net Cash (Used in) Provided by Operating Activities

During the three months ended March 31, 2025, net cash used in operating activities of approximately $3.4 million consisted of (i) net loss of $3.9 million, offset by non-cash adjustments to net loss of approximately $0.4 million, and (ii) a $0.1 million increase in working capital primarily driven by increases in accounts receivable, inventory and accrued expenses of approximately $0.2 million and decreases in customer and vendor deposits of approximately $0.3 million.

During the three months ended March 31, 2024, net cash used in operating activities of approximately $0.1 million consisted of (i) net loss of $4.5 million, offset by non-cash adjustments to net loss of approximately $0.3 million, and (ii) a $4.1 million increase in working capital primarily driven by increases in accounts payable, accrued expenses of approximately $1.7 million and decreases in inventories and other current assets of approximately $1.6 million.

Net Cash Used in Investing Activities

During the three months ended March 31, 2025, net cash used in investing activities of approximately $16,000 consisted primarily of capital expenditures.

During the three months ended March 31, 2024, net cash used in investing activities of approximately $0.2 million consisted primarily of capital expenditures.

Net Cash Used in Financing Activities

During the three months ended March 31, 2025, net cash provided financing activities of approximately $11.1 million primarily consisted of approximately $19.0 million in proceeds from our February 2025 private placement offset by $8.0 million in payments on our debt.

During the three months ended March 31, 2024, net cash used in financing activities of approximately $0.1 million primarily consisted of approximately $0.3 million in payments on loans against future accounts receivable and approximately $0.2 million in proceeds from future receivables financing.

Critical Accounting Policies and Estimates

See Note 2, “Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and Part II, Item 7, “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024 for descriptions of the significant accounting policies and methods used in the preparation of our Condensed Consolidated Financial Statements. There have been no material changes to the Company’s critical accounting estimates since the Form 10-K for the year ended December 31, 2024.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described in Item 9A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024, which have not yet been remediated as of March 31, 2025.

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

There were no other changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, see Note 7 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 21, 2025, except as set forth below.

The Company has incurred net losses of $3.9 million and $4.5 million for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025 and 2024, the Company used $3.4 million and $0.1 million in operating activities, respectively.

Our ability to continue as a going concern is contingent upon successful execution of management’s intended plan over the next twelve months to improve our liquidity and profitability, which includes, without limitation:

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

On May 5, 2025, Greenlane Holdings, Inc. received a notification letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”), stating that based on its review of the Company’s public filings with the Securities and Exchange Commission (the “SEC”), its staff has determined to delist the Company’s securities pursuant to its discretionary authority under Listing Rule 5101. Specifically, as set forth in the letter, Nasdaq’s staff determined that the Company’s issuance of securities pursuant to the securities purchase agreement dated February 18, 2025, particularly the Series B warrants exercisable on an alternate cashless basis as described in the Company’s prior SEC filings, raises public interest concerns because the issuance resulted in substantial dilution for its shareholders. Accordingly, as set forth in the letter, this matter serves as an additional basis for delisting the Company’s securities from Nasdaq.

The letter serves as a formal notification that the Nasdaq Hearings Panel (the “Panel”) will consider this matter in rendering a determination regarding the Company’s continued listing on Nasdaq. Pursuant to Listing Rule 5810(d), the Company should present its views with respect to this additional deficiency at its upcoming Panel hearing.

The Company has submitted a compliance plan to the Panel. The Company is also in the process of applying for trading on the OTCQB market maintained by OTC Markets Group Inc. to address the risk of delisting from Nasdaq in the event of an unfavorable Panel decision.

New tariffs and the evolving trade policy dispute between the United States and China may adversely affect our business.

In 2018, the United States imposed significant tariffs on steel and aluminum imports from a number of countries, including China. These tariffs and the evolving trade policy dispute between the United States and China may have a significant impact on the industries in which we participate. Many of the products we sell, including without limitation, certain vaporizer products, aluminum grinders, paper products and plastic products, are subject to tariffs and such tariffs, along with resultant price increases, may negatively impact our pricing and customer demand for these products. In March and April 2025, the US announced a series of additional special tariffs. The additional special tariffs coupled with tariffs already in effect as of the date of this filing include at least a 145% tariff on substantially all products of Chinese origin. Some of these special tariffs on products of Chinese origin have been temporarily paused at 30%. A “trade war” between the United States and China or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, customers, suppliers and/or the United States economy or certain sectors thereof and, thus, to adversely impact our businesses and results of operations.

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

GREENLANE HOLDINGS, INC.

Date: May 15, 2025	By:	/s/ Barbara Sher
Barbara Sher Chief Executive Officer (Principal Executive Officer)

GREENLANE HOLDINGS, INC.

Date: May 15, 2025	By:	/s/ Lana Reeve
Lana Reeve Chief Financial and Legal Officer (Principal Financial and Accounting Officer)

