Form 10-Q
period 2025-06-30
Greenlane Holdings, Inc.
filed 2025-08-14
CIK 1743745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 14, 2025, Greenlane Holdings, Inc. had 1,386,551 shares of Class A common stock outstanding

GREENLANE HOLDINGS, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GREENLANE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets
Cash	$5,724	$899
Accounts receivable, net of allowance of $3,289 and $2,616 at June 30, 2025 and December 31, 2024, respectively	3,795	4,262
Inventories, net	14,352	14,215
Vendor deposits	2,527	3,091
Other current assets	1,719	1,305
Total current assets	28,117	23,772

Property and equipment, net	1,181	1,420
Operating lease right-of-use assets	587	1,043
Other assets	1,892	2,396
Total assets	$31,777	$28,631

LIABILITIES
Current liabilities
Accounts payable	$8,710	$9,787
Accrued expenses and other current liabilities	1,102	1,218
Customer deposits	1,466	2,661
Current portion of notes payable	—	7,674
Current portion of operating leases	548	926
Total current liabilities	11,826	22,266

Operating leases, less current portion	5	83
Total liabilities	11,831	22,349
Commitments and contingencies (Note 7)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share, 600,000,000 shares authorized, 1,386,551 and 3,023 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively*	—	—
Class B common stock, $0.0001 par value per share, 30,000,000 shares authorized, and 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024*	—	—

Additional paid-in capital*	301,841	281,095
Accumulated deficit	(282,011)	(274,929)
Accumulated other comprehensive income	265	265
Total stockholders’ equity attributable to Greenlane Holdings, Inc.	20,095	6,431
Non-controlling interest	(149)	(149)
Total stockholders’ equity	19,946	6,282
Total liabilities and stockholders’ equity	$31,777	$28,631

*	After giving effect to the Reverse Stock Splits - See Note 9 - Stockholders’ Equity.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Net sales	$788	$2,652	$2,257	$7,578
Cost of sales	786	1,641	1,534	5,055
Gross profit	2	1,011	723	2,523
Operating expenses:
Salaries, benefits and payroll taxes	1,119	1,509	2,386	4,455
General and administrative	1,938	2,801	4,762	5,093
Depreciation and amortization	201	196	307	450
Total operating expenses	3,258	4,506	7,455	9,998
Loss from operations	(3,256)	(3,495)	(6,732)	(7,475)

Other income (expense), net:
Interest expense	—	(289)	(391)	(811)
Change in fair value of contingent consideration	—	1,000	—	1,000
Gain on extinguishment of debt	—	2,166	—	2,166
Other income (expense), net	41	(14)	41	(3)
Total other income (expense), net	41	2,863	(350)	2,352
Loss before income taxes	(3,215)	(632)	(7,082)	(5,123)
Provision for (benefit from) income taxes	—	—	—	—
Net loss	(3,215)	(632)	(7,082)	(5,123)
Less: Net income (loss) attributable to non-controlling interest	—	(17)	—	(17)
Net loss attributable to Greenlane Holdings, Inc.	$(3,215)	$(615)	$(7,082)	$(5,106)

Net loss attributable to Class A common stock per share - basic and diluted (Note 9)*	$(3.18)	$(997.50)	$(13.92)	$(10,267.50)
Weighted-average shares of Class A common stock outstanding - basic and diluted (Note 9)*	1,010,216	617	508,494	497

Other comprehensive income (loss):
Foreign currency translation adjustments	—	(3)	—	(1)
Comprehensive loss	(3,215)	(635)	(7,082)	(5,124)
Less: Comprehensive loss attributable to non-controlling interest	—	(17)	—	(17)
Comprehensive loss attributable to Greenlane Holdings, Inc.	$(3,215)	$(618)	$(7,082)	$(5,107)

*	After giving effect to the Reverse Stock Splits - See Note 9 - Stockholders’ Equity.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

	Class A Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non- Controlling	Total Stockholders’
	Shares*	Amount*	Capital*	Deficit	Income (Loss)	Interest	Equity
Balance December 31, 2024	3,023	$—	$281,095	$(274,929)	$265	$(149)	$6,282
Net loss	—	—	—	(3,867)	—	—	(3,867)
Exercise of Class A warrants	1,581	—	13	—	—	—	13
Issuance of Class A shares and warrants	6,512	—	20,730	—	—	—	20,730
Balance March 31, 2025	11,116	$—	$301,838	$(278,796)	$265	$(149)	$23,158
Net loss	—	—	—	(3,215)	—	—	(3,215)
Exercise of pre-funded warrants	1,375,435	—	—	—	—	—	—
Issuance of Class A shares	—	—	3	—	—	—	3
Balance June 30, 2025	1,386,551	$—	$301,841	$(282,011)	$265	$(149)	$19,946

*	After giving effect to the Reverse Stock Splits - See Note 9 - Stockholders’ Equity.

	Class A Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non- Controlling	Total Stockholders’
	Shares*	Amount*	Capital*	Deficit	Income (Loss)	Interest	Equity
Balance December 31, 2023	452	$—	$268,168	$(257,289)	$245	$(132)	$10,992
Net loss	—	—	—	(4,491)	—	—	(4,491)
Equity-based compensation	20	—	86	—	—	—	86
Issuance of Class A shares - (Note 9)	50	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	2	—	2
Balance March 31, 2024	524	$—	$268,254	$(261,780)	$247	$(132)	$6,589
Net loss	—	—	—	(615)	—	(17)	(632)
Issuance of Class A shares - (Note 9)	181	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	(3)	—	(3)
Balance June 30, 2024	706	$—	$268,254	$(262,395)	$244	$(149)	$5,954

*	After giving effect to the Reverse Stock Splits - See Note 9 - Stockholders’ Equity.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024

Cash Flows from Operating Activities:
Net loss	$(7,082)	$(5,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	307	450
Equity-based compensation expense	—	86
Change in fair value of contingent consideration	—	(1,000)
Accretion of debt discount	284	33
Gain on extinguishment of debt	—	(2,166)
Change in provision for credit losses	673	41
Changes in operating assets and liabilities:
Accounts receivable	(206)	(271)
Inventories	(137)	2,770
Vendor deposits	564	28
Other current assets	88	1,076
Accounts payable	(1,075)	2,904
Accrued expenses and other liabilities	(116)	793
Customer deposits	(1,195)	—
Net used in operating activities	(7,895)	(379)
Cash flows from Investing Activities:
Purchases of property and equipment, net	(68)	(151)
Net cash used in investing activities	(68)	(151)
Cash flows from Financing Activities:
Proceeds from issuance of Class A common stock and warrants	20,746	—
Proceeds from notes payable	—	635
Payments on notes payable	(7,958)	—
Proceeds from future receivables financing	—	225
Repayments of loan against future accounts receivable	—	(613)
Other	—	(10)
Net cash provided by financing activities	12,788	237
Effects of exchange rate changes on cash	—	(1)
Net increase (decrease) in cash	4,825	(294)
Cash as of beginning of the period	899	463
Cash as of end of the period	$5,724	$169

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

6

GREENLANE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(in thousands)

Supplemental disclosures of cash flow information
Cash paid for interest	$107	$778

Non-cash financing activities:
Extinguishment of debt in connection with Synergy asset purchase agreement	$—	$2,658

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2025 and 2024

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

We have been developing a portfolio of our own proprietary brands (the “Greenlane Brands”) that we believe will, over time, deliver higher margins and create long-term value for our customers and shareholders. Our wholly-owned Greenlane Brands includes Groove – our more affordable product line and Higher Standards – our premium smoke shop and ancillary product brand, and our award winning Vapor.com website and brand. We also have category-exclusive licenses for the premium Marley Natural branded products, as well as the K.Haring branded products.

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

Reverse Stock Splits

On June 16, 2025, we filed a Certificate of Amendment to the A&R Charter with the Secretary of State for the State of Delaware (“SSSD”), which effected a one-for-seven hundred and fifty reverse stock split (the “2025 Reverse Stock Split”) of our issued and outstanding shares of Common Stock at 5:01 PM Eastern Time on June 25, 2025. As a result of the 2025 Reverse Stock Split, every seven hundred and fifty shares of common stock issued and outstanding were converted into one share of common stock. In lieu of fractional shares we rounded up to the next whole share, and accordingly, no fractional shares were issued in connection with the 2025 Reverse Stock Split.

The Reverse Stock Split did not change the par value of the Common Stock or the authorized number of shares of Common Stock. All outstanding options, restricted stock awards, warrants and other securities entitling their holders to purchase or otherwise receive shares of our Common Stock have been adjusted as a result of the Reverse Stock Split, as required by the terms of each security. The number of shares available to be awarded under our Amended and Restated 2019 Equity Incentive Plan have also been appropriately adjusted. See “Note 9 — Stockholders’ Equity” for more information.

All share and per share amounts in these consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the Reverse Stock Splits, including reclassifying an amount equal to the reduction in par value of Common Stock to additional paid-in capital.

Liquidity and Going Concern

Our primary requirements for liquidity and capital are working capital and general corporate needs. Our primary sources of liquidity are our cash on hand and the cash flow that we generate from our operations, as well as proceeds from other equity issuances.

The Company has incurred net losses of $7.1 million and $5.1 million for the six months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, cash used in operating activities were $7.9 million and $0.4 million, respectively.

We believe that our cash on hand that includes cash raised in the February 2025 Private Placement and the cash flow that we generate from our operations will be sufficient to fund our working capital and capital expenditure requirements and other liquidity requirements associated with our existing operations, for the next 12 months. This is largely due to the Company’s Private Placement that occurred on February 19, 2025. See Note 9 — Stockholders’ Equity for more information.

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

Common Stock and Warrant Offerings.

On August 7, 2024, the Company issued a note (the “Note”) in the principal amount of $3,237,269 to Cobra. The Note was due the earlier of (i) February 5, 2025; or (ii) the Company’s receipt of at least $3,500,000 of gross proceeds from an offering of their securities (a “Qualified Offering”) and contain a 20% original issue discount. The Notes were convertible into common stock after maturity if not paid prior. In connection with the issuance of the Note, the Company issued the Investor warrants to purchase up to 2,159 shares at the Qualified Offering Price. The Note was repaid in full in February 2025 in the amount of $4.0 million.

On August 12, 2024, the Company entered into a securities purchase agreement with a single institutional investor for aggregate gross cash proceeds of $6.5 million. In connection with the private placement, the Company issued an aggregate of 3,152 units and pre-funded units. The pre-funded units were sold at the same purchase price as the units, less the pre-funded warrant exercise price of $0.001. Each unit and pre-funded unit consisted of one share of common stock (or one pre-funded warrant) and two common warrants, each exercisable for one share of common stock at an exercise price of $1,875 per share. The common warrant will be exercisable on the initial exercise date described in the common warrant and will expire 5.0 years from such date. In February 2025, the Company exchanged 6,501 two and one-half (2.5) year warrants with an exercise price of $2,235 per share. See Note 9 — Stockholders’ Equity for more information.

On October 29, 2024, the Company entered into an Exchange Agreement with its Senior Subordinated Lender, whereby the Company agreed to exchange an aggregate of $4,617,307 of debt originally owed to Agile Capital Funding LLC and Cedar Advance LLC in a 3(a)(9) exchange for new Senior Subordinated Notes in the principal amount of $4,000,000 due one year from issuance (the “Exchange Note”), reducing outstanding indebtedness by approximately $617,000. The Exchange Note was convertible at the option of the holder at $2,377.50 per share. In connection with the Exchange, the Company issued an aggregate of 1,683 five-year warrants with an exercise price of $2,280 per share (the “Exchange Warrants”). In February 2025 the Company repaid the Senior Subordinated Lender in full in the amount of $4.0 million. In February 2025, the Company exchanged 2,056 two and one-half (2.5) year warrants with an exercise price of $2,235 per share for the Series B warrants issued in the February 2025 private placement. See Note 9 — Stockholders’ Equity for more information.

On February 18, 2025, the Company entered into definitive agreements with institutional investors for the purchase and sale of approximately $25.0 million of shares of the Company’s Class A common stock (“Common Stock”) and investor warrants at a price of $892.50 per Common Unit (“the 2025 Offering”). The entire transaction has been priced at the market under Nasdaq rules.

The offering consisted of the sale of Common Units (or “Pre-Funded Units”), each consisting of (i) one (1) share of Common Stock or one (1) Pre-Funded Warrant, (ii) one (1) Series A PIPE Common Warrant to purchase one (1) share of Common Stock per warrant at an exercise price of $1,115.63 (“Series A Warrant”) and (iii) one (1) Series B PIPE Common Warrant to purchase one (1) share of Common Stock per warrant at an exercise price of $2,231.25 (“Series B Warrant” and together with the Series A Warrant, the “Warrants”). The initial exercise price of each Series A Warrant is $1,115.63 per share of Common Stock. The Series A Warrants are exercisable following stockholder approval and expire five (5) years thereafter. The number of securities issuable under the Series A Warrant is subject to adjustment as described in more detail in the Series A Warrant. The initial exercise price of each Series B Warrant is $2,231.25 per share of Common Stock or pursuant to an alternative cashless exercise option. The Series B Warrants are exercisable following stockholder approval and expire two and one-half (2.5) years thereafter. The number of securities issuable under the Series B Warrant is subject to adjustment as described in the Series B Warrant.

Also, on February 18, 2025, the Company entered into an Exchange Agreement with certain holders (the “Holders”) of three tranches of warrants to purchase Common Stock previously issued by the Company in August 2024 and October 2024. Under such Exchange Agreement, such Holders exchanged with the Company such existing warrants for approximately 8,172 new warrants to purchase common stock, substantially in the form of the Series B Warrants.

During the three months ended June 30, 2025 the Holders exercised all of the Series B warrants issued to them.

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

Pursuant to the September 2023 Loan Agreement, the Secured Bridge Loan Lender agreed to make available to the Company a bridge loan of $2.2 million in new funds. Additionally, the Secured Bridge Loan Lender agreed to defer payments totaling $2,028,604 already owed by the Company under existing payment obligations and potentially defer up to an additional $2,655,778 which may become due pursuant to existing agreements during the term of the September 2023 Loan Agreement.

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

In May 2024, the Company modified its debt agreement with Synergy to reduce the principal balance due by $2.7 million from $5.1 million as part of the Loan Modification Agreement concurrent with the Asset Purchase Agreement. Synergy acquired certain assets from the Company in exchange for the reduction in overall principal owed. During 2024 Cobra acquired the Secured Bridge Loan from the Secured Bridge Loan Lender which was restructured as part of the Note Amendment on October 29, 2024, which was subsequently repaid in full in connection with the February 2025 Private Placement as set forth below.

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

On October 29, 2024, the Company entered into the First Amendment to Amended and Restated Secured Promissory Note (the “Note Amendment”) with Cobra. Pursuant to the Note Amendment, Cobra agreed to extend the Maturity Date of its Secured Bridge Loan and the Subscription Agreement (together the “Notes”). The new Maturity Date was changed to October 29, 2025. In consideration for the extension, the Company (i) agreed to make such Notes convertible at the option of Cobra with a conversion price of $2,377.50 per share, (ii) agreed to prepay Cobra’s debt with 50% of any money raised by the Company from warrant exercise proceeds and from capital raise transactions, and (iii) issued Cobra an aggregate of 667 five-year warrants with an exercise price of $2,280 per share which are identical to the Exchange Warrants. This loan was repaid in full as part of the February 2025 Private Placement.

Management Initiatives

We have completed several initiatives to expand our channel distribution, diversify our product offerings and improve our sales and marketing efforts.

In March 2025 we entered into two strategic marketing partnerships. First, we launched on the Mainstem B2B procurement marketplace platform for enhanced accessibility within a data driven ecosystem to reach the total addressable market of single and multi-state operators and brick and mortar stores.

Second, we selected Cannabis Creative Group (CCG) to lead the Company’s new marketing strategy and support future growth for the Company’s B2B-focused brands, including Greenlane Wholesale and KushCo. CCG began work in Q2 and is focused on driving campaigns towards new acquisitions and retargeting of wholesale customers.

In January 2025 we announced an exclusive distribution partnership with Green Gruff to offer a comprehensive line of veterinarian approved organic cannabidiol-infused supplements and treats manufactured in the U.S. to support a dog’s overall health and vitality.

In Q2 2025 we entered into two new distribution agreements to supplement our vaporizer category and offer customers best in class product assortment. First, we entered into a distribution agreement with Greentank Technologies (Greentank), a leading innovator in the aerosolization technology industry, providing advanced solutions for the cannabis, nicotine, and wellness markets including Greentank’s full assortment of cartridges and vaporizers. Second, we entered into an agreement with ALD Group Limited to distribute their wide range of vaporization products and where customers can benefit from an accelerated delivery window available through ALD’s advanced automated production platform.

In June 2025 we announced new Sales leadership and the restructuring of our Sales team to provide enhanced service to our customers and fully support the execution of our Sales plan.

We have successfully renegotiated many of our vendor and supplier partnership terms and are continuing to improve working capital arrangements with our vendors and suppliers. We have made continued progress consolidating and streamlining our office, warehouse, and distribution operations footprint. We have also reduced our digital footprint by consolidating our digital ecommerce presence onto one platform resulting in improved efficiencies and reduced cost.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2024. The condensed consolidated results of operations for the three months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or any other future annual or interim period. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair statement of the Company’s financial position and operating results. Certain reclassifications have been made to prior year amounts or balances to conform to the presentation adopted in the current year.

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

Segment Reporting

We manage our global business operations through our operating and reportable business segments. As of June 30, 2025, we determined that we have one reportable operating business segment. Our reportable segment has been identified based on how our chief operating decision maker (“CODM”), which is a committee comprised of our Chief Executive Officer (“CEO”) and our Chief Financial and Legal Officer (“CFO”), manages our business, makes resource allocation and operating decisions, and evaluates operating performance.

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

We generate revenue primarily from the sale of finished products to customers, whereby each product unit represents a single performance obligation. We recognize revenue from product sales when the customer has obtained control of the products, which is either at point of sale or delivery to the customer, depending upon the specific terms and conditions of the arrangement, or at the point of sale for our retail store sales. We provide no warranty on products sold. Product warranty is provided by the manufacturers. For certain product offerings such as child-resistant packaging, closed-system vaporization solutions and custom-branded retail products, we may receive a deposit from the customer (generally 25% - 50% of the total order cost, but the amount can vary by customer contract) when an order is placed by a customer. We typically complete these orders within one to six months from the date of order, depending on the complexity of the customization and the size of the order, but the completion timeline can vary by product type and terms of sales with each customer. See “Note 8—Supplemental Financial Statement Information” for a summary of changes to our customer deposits liability balance during the six months ended June 30, 2025 and the year ended December 31, 2024.

We estimate product returns based on historical experience and record them as a refund liability that reduces the net sales for the period. We analyze actual historical returns, current economic trends and changes in order volume when evaluating the adequacy of our sales returns allowance in any reporting period. Our liability for returns, which is included within “Accrued expenses and other current liabilities” in our consolidated balance sheets, was approximately $0.1 million and $0.1 million as of June 30, 2025 and December 31, 2024, respectively.

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

The Company previously transitioned to a commission revenue model for the majority of the sales for the Industrial segment operating as a sales agent servicing vape customers and receiving a commission for these services. The Company is currently in the process of transitioning back to working directly with these customers and recognizing gross revenue versus commission revenue.

Two customers represented approximately 30% and 18% of net sales for the three and six months ended June 30, 2025, respectively. One customer represented approximately 9% and 19% of net sales for the three and six months ended June 30, 2024, respectively.

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

NOTE 3. BUSINESS ACQUISITIONS AND DISPOSITIONS

EU Subsidiary Purchase Agreement

In May 2024, the Company entered into an agreement with a group of individuals to sell 100% equity interests of one of the Company’s wholly-owned subsidiaries, Shavita B.V. and substantially all of the assets of ARI Logistics B.V. As of June 30, 2025, the transaction is in dispute as there was pending consideration obligations due to be transferred to the Company which were not met, as well as other monetary obligations of the purchasers that remain unsatisfied. As a result the Company did not record a sale of the business under ASC 805. Business Combinations. The Company intends to vigorously pursue its claims against Shavita and the purchaser group. As of June 30, 2025, the Company continues to run the operations, however sales were not material for the three months ended June 30, 2025 and 2024.

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

Airgraft Inc., is a private entity and their equity securities do not have a readily determinable fair value. We elected to measure these equity securities under the measurement alternative election at cost minus impairment, if any, with adjustments through earnings for observable price changes in orderly transactions for the identical or similar investment of the same issuer. We did not identify any fair value adjustments related to these equity securities during the three and six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025 and December 31, 2024, the carrying value of our investment in equity securities without a readily determinable fair value was approximately $1.9 million, respectively, included within “Other assets” in our condensed consolidated balance sheets.

NOTE 5. LEASES

Greenlane as a Lessee

As of June 30, 2025, we had facilities financed under operating leases consisting of a warehouse combined with an office with lease term expirations in 2026. Lease terms are generally three to seven years for warehouses and office space. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following table provides details of our future minimum lease payments under operating lease liabilities recorded in our condensed consolidated balance sheet as of June 30, 2025. The table below does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

(in thousands)	Operating Leases
Remainder of 2025	$483
2026	81
Total minimum lease payments	$564
Less: imputed interest	(11)
Present value of minimum lease payments	$553
Less: current portion	548
Long-term portion	$5

Rent expense under operating leases was approximately $0.5 million and $0.3 million for the three months ended June 30, 2025 and 2024, respectively. Rent expense under operating leases was approximately $1.0 million and $0.6 million for the six months ended June 30, 2025 and 2024, respectively.

The following expenses related to our operating leases were included in “general and administrative” expenses within our condensed consolidated statements of operations and comprehensive loss:

	For the six months ended June 30,
(in thousands)	2025	2024
Operating lease cost	736	457
Variable lease cost	—	—
Total lease cost	$736	$457

The table below presents lease-related terms and discount rates as of June 30, 2025:

Operating Leases
Weighted average remaining lease terms	0.50 years
Weighted average discount rate	2.3%

NOTE 6. DEBT

Our debt balance, excluding operating lease liabilities and finance lease liabilities, consisted of the following amounts at the dates indicated:

(in thousands)	June 30, 2025	December 31, 2024
Note Payable	$—	$3,674
Exchange Note	—	4,000
	—	7,674
Less unamortized debt issuance costs	—	—
Less current portion of debt	—	(7,674)
Debt, net, excluding operating and finance leases and liabilities	$—	$—

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

Exchange Agreement

On October 29, 2024, the Company entered into an Exchange Agreement with its Senior Subordinated Lender, whereby the Company agreed to exchange an aggregate of $4,617,307 of debt originally owed to Agile Capital Funding LLC and Cedar Advance LLC in a 3(a)(9) exchange for new Senior Subordinated Notes in the principal amount of $4,000,000 due one year from issuance (the “Exchange Note”), reducing outstanding indebtedness by approximately $617,000. The Exchange Note is convertible at the option of the holder at $2,377.50 per share. In connection with the Exchange, the Company issued an aggregate of 1,683 five-year warrants with an exercise price of $2,280 per share (the “Exchange Warrants”).

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

As noted above, the Company issued 1,683 common stock warrants which were deemed to classified as equity as the warrants were exercisable for a fixed price of $2,280 and for a fixed number of shares with no potential for cash redemption. The Company determines the value of the warrants using an appropriate valuation method, including a Black-Scholes. As part of the debt extinguishment the 1,683 Exchange Warrants were valued at $2.6 million using the Black-Scholes model.

As part of the 2025 Offering, the Company used a portion of the proceeds to pay off the Exchange Note in full in the amount of $4.0 million during the six months ended June 30, 2025.

Note Payable

On June 7, 2024, the Company entered into a subscription agreement for a note payable with Cobra Alternative Capital Strategies, LLC (“Cobra”).

On August 7, 2024, the Company issued a note (the “Note”) in the principal amount of $3,237,269 to Cobra. The Note is due the earlier of (i) February 5, 2025; or (ii) the Company’s receipt of at least $3,500,000 of gross proceeds from an offering of their securities (a “Qualified Offering”) and contain a 20% original issue discount. The Notes were convertible into common stock after maturity if not paid prior. In connection with the issuance of the Note, the Company issued the Investor warrants to purchase up to 2,159 shares at the Qualified Offering Price.

On October 29, 2024, the Company entered into the First Amendment to Amended and Restated Secured Promissory Note (the “Note Amendment”) with Cobra. Pursuant to the Note Amendment, Cobra agreed to extend the Maturity Date of its senior promissory note dated May 1, 2024. The new Maturity Date was October 29, 2025.

In consideration for the extinguishment of the Secured Bridge Loan, Cobra paid off the $2.7 million balance owed to Synergy as part of the Secured Bridge Loan. In exchange for paying off the Secured Bridge Loan, the Company (i) agreed to make the Cobra Notes convertible at the option of Cobra with a conversion price of $2,377.50 per share, (ii) agreed to prepay Cobra’s debt with 50% of any money raised by the Company from warrant exercise proceeds and from capital raise transactions, and (iii) issued Cobra an aggregate of 667 five-year warrants with an exercise price of $2,280 per share which are identical to the Exchange Warrants. The Exchange common stock warrants which were deemed to classified as equity as the warrants were exercisable for a fixed price of $2,280 and for a fixed number of shares with no potential for cash redemption. The Company determines the value of the warrants using an appropriate valuation method, including a Black-Scholes. As part of the debt extinguishment the 667 Exchange Warrants were valued at $1.0 million using the Black-Scholes model.

As part of the 2025 Offering, the Company used a portion of the proceeds to pay off the Note in full in the amount of $4.0 million during the six months ended June 30, 2025.

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

The Company evaluated the extinguishment of the Secured Bridge Loan under ASC 470-50, Debt – Modifications and Extinguishment. As a result, the Company determined that the Secured Bridge Loan should be accounted for as an extinguishment and the Company recorded the Cobra debt instrument at fair value which included the consideration in common stock warrants transferred. The resulting loss on extinguishment recorded of $1.0 million is included in loss on extinguishment of debt in the accompanying consolidated statement of operations for the six months ended June 30, 2024.

As noted above, the company issued 667 common stock warrants which were deemed to classified as equity as the warrants were exercisable for a fixed price of $2,280 and for a fixed number of shares with no potential for cash redemption. The Company determines the value of the warrants using an appropriate valuation method, including a Black-Scholes. As part of the debt extinguishment the 667 Exchange Warrants were valued at $1.0 million using the Black-Scholes model.

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

On November 13, 2024, Pryor Cashman made a demand for arbitration for unpaid legal invoices in the amount of $320,511.48. The Company intends to dispute these claims in arbitration (Arbitration, S.D. N.Y.).

Recently Earth’s Healing, Inc.; Redbud Roots Inc., and Summit Industrial Solutions LLC vs. . Shenzhen Smoore Technology Co. Ltd.; Jupiter Research Llc; Greenlane Holdings, Inc.; 3win Corp.; and CB Solutions, LLC dba Canna Brand Solutions, Lead Case No. 25-cv-1428. The three Direct Purchaser Plaintiffs (DPPs) antitrust cases below, filed a consolidated amended complaint.

On February 11, 2025, Earth’s Healing, Inc. (Case No. 25-Cv-1428 (N.D. Cal.)) brought a purchaser class action antitrust action against four U.S. Distributors of Ccell products, including Greenlane Holdings. Inc. The Company believes the case is baseless and without merit, and the Company is jointly defending the case with the other named defendants.

On April 10, 2025, Redbud Roots Inc. (Case No. 3:25-cv-03221 (N.D. Cal.)) brought a purchaser class action antitrust action against four U.S. Distributors of Ccell products, including Greenlane Holdings. Inc. The Company is jointly defending the case with the other named defendants.

On April 17, 2025, Summit Industrial Solutions LLC. (Case No. 3:25-cv-3431 (N.D. Cal.) .)) brought a purchaser class action antitrust action against four U.S. Distributors of Ccell products, including Greenlane Holdings. Inc. The Company is jointly defending the case with the other named defendants.

On December 17, 2024, Crossmark, Inc. brought a breach of contract suit against our subsidiary, Warehouse Goods, LLC, in the amount of $297,181.90. The Company intends to defend this breach of contract suit vigorously (Case No. 502024CA011856XXXAM B AI).

On February 25, 2025, the Company received a Civil Investigation Demand regarding an investigation to determine whether there is or has been a violation of 31 U.S.C. 372 the False Claims Act concerning allegations of false claims submitted to federal programs for approval, payment, and subsequent forgiveness of a Kim International LLC (a subsidiary of Kushco which the Company acquired in 2021) 2020 Federal Payment Protection Program (“PPP”) loan of approximately $1.9 million dollars. At this stage, it is only a request for information which the Company has provided. The False Claims Act allows for the DOJ to recoup any PPP loans as well as potential treble damages for any violation. At this time, the Company cannot assess the likely outcome of the investigation.

On December 16, 2024, S.K et al brought a consumer class action antitrust action against four U.S. distributions of Ccell products, including Greenlane Holdings, Inc., alleging antitrust violations. The Company is currently jointly defending these claims with the other named defendants in the case.

On November 15, 2024, Vaporous Technologies, Inc. brought a suit for liquidated damages in the amount of $664,289.43 under the September 2020 Manufacturing Agreement by Vaporous against Warehouse Goods. LLC.

We have not taken any reserves for litigation for the three and six months ended June 30, 2025 and 2024, respectively.

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

NOTE 8. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Property and Equipment, net

The following is a summary of our property and equipment, at costs less accumulated depreciation and amortization:

(in thousands)	Estimated useful life	June 30, 2025	December 31, 2024
Furniture, equipment and software	3 - 7 years	$8,595	$8,595
Leasehold improvements	Lesser of lease term or 5 years	33	33
Work in process		88	20
		8,716	8,648
Less: accumulated depreciation		(7,535)	(7,228)
Property and equipment, net		$1,181	$1,420

Depreciation expense for property and equipment was approximately $0.2 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively. Depreciation expense for property and equipment was approximately $0.3 million and $0.5 million for the three months ended June 30, 2025 and 2024, respectively.

Other Current Assets

The following table summarizes the composition of other current assets as of the dates indicated:

(in thousands)	June 30, 2025	December 31, 2024
Other current assets:
VAT refund receivable	$61	$43
Prepaid expenses	199	301
Indemnification receivable, net	7	7
Non-inventory deposits	952	952
Customs bonds	500	—
Other	—	2
	$1,719	$1,305

Accrued Expenses and Other Current Liabilities

The following table summarizes the composition of accrued expenses and other current liabilities as of the dates indicated:

(in thousands)	June 30, 2025	December 31,2024
Accrued expenses and other current liabilities:
Accrued employee compensation	$223	$1,052
Accrued professional fees	704	166
Other accrued expenses	175	—
	$1,102	$1,218

Customer Deposits

For certain product offerings we may receive a deposit from the customer (generally 25% - 50% of the total order cost, but the amount can vary by customer contract), when an order is placed by a customer. We typically complete orders related to customer deposits within one to six months from the date of order, depending on the complexity of the customization and the size of the order, but the order completion timeline can vary by product type and terms of sale with each customer. Changes in our customer deposits liability balance during the three months ended June 30, 2025 were as follows:

(in thousands)	Customer Deposits
Balance as of December 31, 2024	$2,661
Increases due to deposits received, net of other adjustments	—
Customer adjustments	(1,063)
Revenue recognized	132
Balance as of June 30, 2025	$1,466

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) for the periods presented were as follows:

(in thousands)	Foreign Currency Translation	Unrealized Gain or (Loss) on Derivative Instrument	Total
Balance at December 31, 2023	$245	$—	$245
Other comprehensive income (loss)	20	—	20
Less: Other comprehensive (income) loss attributable to non-controlling interest	—	—	—
Balance at December 31, 2024	$265	$—	$265
Other comprehensive income (loss)	—	—	—
Less: Other comprehensive (income) loss attributable to non-controlling interest	—	—	—
Balance at June 30, 2025	$265	$—	$265

Supplier Concentration

Our four largest vendors accounted for an aggregate of approximately 38.6% and 26.5% of our total purchases for the three months ended June 30, 2025 and 2024, respectively. Our four largest vendors accounted for an aggregate of approximately 57.4% and 25.2% of our total purchases for the three months ended June 30, 2025 and 2024, respectively.

Related Party Transactions

Renah Persofsky, a Greenlane Director, is also a Principal Owner of Green Gruff USA Inc, (“Green Gruff”). In January 2025 the Company entered into an amended distribution agreement with Green Gruff.

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

Reverse Stock Split

Effective June 25, 2025, the Company completed a one-for-750 reverse stock split of our issued and outstanding shares of Common Stock, as further described in “Note 1 – Business Operations and Organization.” As a result of the 2025 Reverse Stock Split, every 750 shares of Common Stock issued and outstanding were converted into one share of Common Stock. In lieu of fractional shares, we rounded up to the next whole share, and accordingly, no fractional shares were issued in connection with the 2025 Reverse Stock Split.

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

Common Stock and Warrant Offerings

August 2024 Private Placement

On August 12, 2024, the Company entered into a securities purchase agreement with certain holders (the “Holders”) pursuant to which we agreed to issue and sell an aggregate of 78 shares of our Class A common stock, pre-funded warrants to purchase up to 3,075 shares of our Class A common stock (the “August 2024 Pre-Funded Warrants”) and warrants to purchase up to 6,303 shares of our Class A common stock (the “August 2024 Standard Warrants”). for aggregate gross cash proceeds of $6.5 million. In connection with the private placement, the Company issued an aggregate of 3,152 units and pre-funded units. The pre-funded units were sold at the same purchase price as the units, less the pre-funded warrant exercise price of $0.001. Each unit and pre-funded unit consisted of one share of common stock (or one pre-funded warrant) and two common warrants, each exercisable for one share of common stock at an exercise price of $1,875 per share. The common warrant were exercisable on the initial exercise date described in the common warrant and will expire 5.0 years from such date.

On February 18, 2025, the Company entered into an Exchange Agreement with Holders of three tranches of warrants to purchase Common Stock previously issued by the Company in August 2024 and October 2024. Under such Exchange Agreement, such Holders exchanged with the Company such existing warrants for approximately 8,172 new warrants to purchase common stock, substantially in the form of the Series B Warrants. The Company exchanged 6,117 warrants not previously exercised into two and one-half (2.5) year warrants in the form of the Series B Warrants with an exercise price of $2,235 per share.

October 2024 Private Placement

On October 29, 2024, the Company entered into an Exchange Agreement with its Senior Subordinated Lender and with Cobra. In connection with the Exchange, the Company issued an aggregate of 2,350 five-year warrants with an exercise price of $2,280 per share (the “Exchange Warrants”). The Exchange Warrants which were deemed to be classified as equity as the warrants were exercisable for a fixed price of $2,280 and for a fixed number of shares with no potential for cash redemption. The Company determines the value of the warrants using an appropriate valuation method, including a Black-Scholes. As part of the debt extinguishments, the 2,350 Exchange Warrants were valued at $3.7 million using the Black-Scholes model.

In February 2025, the Company exchanged the remaining 2,056 warrants not previously exercised into warrants which were substantially equivalent to the Series B Warrants which were two and one-half (2.5) year warrants in the form of the Series B Warrants with an exercise price of $892.50 per share.

February 2025 Private Placement

On February 19, 2025, the Company consummated a private placement pursuant to a securities purchase agreement (“Purchase Agreement”) with institutional investors (the “Purchasers”) for the purchase and sale of approximately $25.0 million of shares of the Company’s Class A common stock and investor warrants at a price of $892.50 per Common Unit. The entire transaction was priced at the market under Nasdaq rules. The offering consisted of the sale of Common Units (or Pre-Funded Units), each consisting of (i) one (1) share of Common Stock or one (1) Pre-Funded Warrant, (ii) one (1) Series A PIPE Common Warrant to purchase one (1) share of Common Stock per warrant at an exercise price of $1,115.63 (the “Series A Warrant”) and (iii) one (1) Series B PIPE Common Warrant to purchase one (1) share of Common Stock per warrant at an exercise price of $2,231.25 (the “Series B Warrant” and together with the Series A Warrant, the “Warrants”). The initial exercise price of each Series B Warrant is $2,231.25 per share of Common Stock or pursuant to an alternative cashless exercise option

The initial exercise price of each Series A Warrant is $1,115.63 per share of Common Stock. The Series A Warrants are exercisable following stockholder approval and expire five (5) years thereafter. The number of securities issuable under the Series A Warrant is subject to adjustment as described in more detail in the Series A Warrant. The initial exercise price of each Series B Warrant is $2,231.25 per share of Common Stock or pursuant to an alternative cashless exercise option. The Series B Warrants are exercisable following stockholder approval and expire two and one-half (2.5) years thereafter. The number of securities issuable under the Series B Warrant is subject to adjustment as described in the Series B Warrant.

In connection with the Private Placement, the Company entered into a registration rights agreement with the Purchasers on February 18, 2025 (the “Registration Rights Agreement”), pursuant to which the Company is required to file a registration statement covering the resale of the Securities within 30 calendar days of the closing of the offering.

As part of the Purchase Agreement the Company agreed to place $2.5 million into an escrow account to ensure there were no misrepresentations were made by the Company as part of the private placement. As of June 30, 2025. the escrow balance of $1.7 million was repaid to the Company and $0.8 million was credited back to the Purchasers as a result of late filings made by the Company.

Exercise of Pre-Funded Warrants

During the three months ended June 30, 2025, investors exercised 1,353,658 Series B warrants and 21,777 additional pre-funded warrants. As the warrants were pre-funded from proceeds of previous offerings, no monies were collected by the Company upon exercise of the warrants.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of our Class A common stock is as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024

Numerator:
Net loss	$(3,215)	$(632)	$(7,082)	$(5,123)
Less: Net income (loss) attributable to non-controlling interests	—	(17)	—	(17)
Net loss attributable to Class A common stockholders	$(3,215)	$(615)	$(7,082)	$(5,106)
Denominator:
Weighted average shares of Class A common stock outstanding	1,010,216	617	508,494	497
Net loss per share of Class A common stock - basic and diluted	$(3.18)	$(997.50)	$(13.92)	$(10,267.50)

The June 2022 Pre-Funded Warrants, October 2022 Pre-Funded Warrants, July 2023 Pre-Funded Warrants were included in the weighted-average in the computation of basic net loss per share of Class A common stock for the three months ended June 30, 2025 and 2024, respectively, beginning with their issuance date, as their stated exercise price of $0.001 was non-substantive and their exercise was virtually assured.

The August 2024 Pre-Funded Warrants were included in the weighted-average in the computation of basic net loss per share of Class A commons stock for the year ended December 31, 2024, beginning with their issuance date, as their stated exercise price of $0.001 was non-substantive and their exercise was virtually assured.

The February 2025 Pre-Funded Warrants were included in the weighted-average in the computation of basic net loss per share of Class A commons stock for the three months ended June 30, 2025, beginning with their issuance date, as their stated exercise price of $0.001 was non-substantive and their exercise was virtually assured.

For the three and six months ended June 30, 2025 and 2024, respectively, shares of Class B common stock and stock options and warrants to purchase Class A common stock were excluded from the weighted-average in the computation of diluted net loss per share of Class A common stock because the effect would have been anti-dilutive.

Shares of our Class B common stock do not share in our earnings or losses and are therefore not participating securities. As such, separate calculations of basic and diluted net loss per share for each of our Class B common stock under the two-class method have not been presented for the three months ended June 30, 2025 and 2024, respectively. As of December 31, 2022, all Common Units of the Operating Company and Class B common stock had been exchanged for Class A common stock, and we owned 100.0% of the economic interests in the Operating Company.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive (in common stock equivalent shares):

	As of June 30,
	2025	2024
Stock options to purchase common stock	5	5
Warrants to purchase common stock	31,552	1,032
	31,557	1,037

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

On June 2, 2023, the Company’s stockholders approved a third amendment and restatement of the 2019 Plan (the “Third Amended Plan”). The Third Amended Plan, among other things, increases the number of shares of Class A common stock authorized for issuance under the Second Amended 2019 Plan by 19,078 shares (pre 2025 Reverse Stock Split) to an aggregate of 29,078 shares (pre 2025 Reverse Stock Split). As of the date of this Annual Report on Form 10-K, we have not filed a Registration Statement on Form S-8 with the Securities and Exchange Commission to register the additional shares authorized under the Third Amended Plan.

On December 31, 2024, the Company’s stockholders approved a fourth amendment and restatement of the 2019 Plan (the “Fourth Amended Plan”). The Fourth Amended Plan, among other things, increases the number of shares of Class A common stock authorized for issuance under the Second Amended 2019 Plan by

The Amendment authorizes a 386 share increase in the number of shares our Class A Common Stock available for future award grants under the 2019 Equity Incentive Plan to an aggregate of 424 shares, as of that date. The Amendment authorized the inclusion of an evergreen provision that automatically replenishes the share pool to an amount equal to 15% of the total number of shares of Stock outstanding shares of Common Stock.

Equity-Based Compensation Expense

Equity-based compensation expense is included within “salaries, benefits and payroll taxes” in our condensed consolidated statements of operations and comprehensive loss. We recognized equity-based compensation expense as follows:

	Six months ended June 30,
(in thousands)	2025	2024
Stock options - Class A common stock	$—	$—
Restricted shares - Class A common stock	—	86
Total equity-based compensation expense	$—	$86

The Company did not record equity-based compensation for the three months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, there was no remaining unrecognized compensation expense.

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

During the three months ended June 30, 2025 and 2024, respectively, management performed an assessment of the realizability of our deferred tax assets based upon which management determined that it is not more likely than not that the results of operations will generate sufficient taxable income to realize portions of the net operating loss benefits. Consequently, we established a full valuation allowance against our deferred tax assets and reflected a carrying balance of $0 as of June 30, 2025 and December 31, 2024, respectively. In the event that management determines that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance will be made, which would reduce December the provision for income taxes.

Uncertain Tax Positions

For the three months ended June 30, 2025 and 2024, respectively, we did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties. The Company is subject to audit examination for federal and state purposes for the years still eligible under statutory guidelines. As of the date these financial statements were issued, there were not any ongoing income tax audits.

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

As noted above, we evaluated the realizability of the deferred tax assets resulting from the IPO and the related transactions completed in April 2019 and established a full valuation allowance against those benefits. As a result, we determined that the amount or timing of payments to noncontrolling interest holders under the TRA are no longer probable or reasonably estimable. Based on this assessment, our TRA liability was none as of June 30, 2025 and December 31, 2024.

If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, we will record a liability related to the TRA, which would be recognized as expense within our condensed consolidated statements of operations and comprehensive (loss) income.

During the three months ended June 30, 2025 and 2024, respectively, we did not make any payments, inclusive of interest, to members of the Operating Company pursuant to the TRA.

NOTE 12. SEGMENT REPORTING

We define our segments as those operations whose results are regularly reviewed by our CODM to analyze performance and allocate resources. Therefore, segment information is prepared on the same basis that management reviews financial information for operational decision-making purposes. Our CODM is a committee comprised of our CEO and our CFO.

We determined we had one operating segment as of June 30, 2025. This operating segment aligns with how we manage our business as of the fourth quarter of 2024. The accounting policies of the reportable segments are the same as those described in “Note 2 - Summary of Significant Accounting Policies.”

Our CODM assesses the performance of our one operating segment based on the operating segments’ net sales and gross profit. The following table sets forth information by reportable segment for the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30,
(in thousands)	2025	2024
Net sales	$788	$2,652
Cost of sales	786	1,641
Gross profit	$2	$1,011

	Six Months Ended June 30,
(in thousands)	2025	2024
Net sales	$2,257	$7,578
Cost of sales	1,534	5,055
Gross profit	$723	$2,523

The following table sets forth specific asset categories which are reviewed by our CODM in the evaluation of operating segments:

	As of
(in thousands)	June 30, 2025	December 31, 2024
Accounts receivable, net	$3,795	$4,262
Inventories	$14,352	$14,215
Vendor deposits	$2,527	$3,091

The following table sets forth net sales disaggregated by geography:

	Three Months Ended June 30,
(in thousands)	2025	2024
United States	$788	$1,364
Canada	—	70
Europe	—	1,218
Total net sales	$788	$2,652

	Six Months Ended June 30,
(in thousands)	2025	2024
United States	$2,257	$5,214
Canada	—	157
Europe	—	2,207
Total net sales	$2,257	$7,578

The following table sets forth our long-lived assets by geographic area, which consist of property and equipment, net, and operating lease right-of-use assets:

	As of
(in thousands)	June 30, 2025	December 31, 2024
United States	$1,768	$2,459
Canada	—	4
Europe	—	—
Total long-lived assets	$1,768	$2,463

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of Greenlane Holdings, Inc. and its consolidated subsidiaries (“Greenlane” and, collectively with the Operating Company and its consolidated subsidiaries, the “Company”, “we”, “us” and “our”) for the quarterly period ended June 30, 2025 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and related notes of Greenlane Holdings, Inc. for the year ended December 31, 2024, which are included in our Annual Report on Form 10-K.

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

We have been developing a world-class portfolio of both our own proprietary brands (the “Greenlane Brands”) along with close partner brands that we believe will, over time, deliver higher margins and create long-term value for our customers and shareholders. Our Greenlane Brands include our more affordable product line – Groove, our premium smoke shop and ancillary product brand – Higher Standards, and our child-resistant packaging brand - Pollen Gear. In collaboration with our partner brands, Greenlane is strategically positioned to serve as a comprehensive one-stop shop for all buyers. We also have category-exclusive licenses for the premium Marley Natural branded products, as well as the Keith Haring branded products.

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

Greenlane offers a full spectrum of products, positioning us to meet all our customers’ growing demands. We focus on serving consumers across wholesale, retail, and e-commerce operations—offering all of our Greenlane Brands, as well as ancillary products and accessories from select leading third-party brands such as Storz and Bickel, Grenco Science, PAX, Cookies, and more. Our direct-to-consumer channels form a central part of our growth strategy, especially as it relates to scaling our own portfolio of higher-margin proprietary owned brands. In addition we serve Cannabis Operators by providing ancillary products essential to their daily operations and growth, such as packaging and vaporization solutions, including our Greenlane Brand Pollen Gear.

We have historically experienced only moderate seasonality in the direct-to-consumer side of our business, particularly during the fourth quarter. This coincides with Cyber Monday (the first Monday after Thanksgiving, when online retailers typically offer holiday discounts), and as our customers build up their inventories in anticipation of the holiday season. We also have related promotional marketing campaigns during this period.

Plan to Accelerate Path to Profitability and Capitalize the Business

In today’s economic landscape, particularly within the cannabis industry, achieving profitability and preserving working capital are paramount. At Greenlane, we are intensely focused on making our business profitable and well-capitalized for long-term sustainability. Our key initiatives include:

1.	Technology Enhancements: We remain fully committed to improving our technology, particularly our B2B and e-commerce platforms, to provide a seamless shopping experience for our wholesale and retail customers.

2.	Facility Footprint Rationalization: In 2023 and 2024, we optimized our facilities footprint by reducing warehouse and office space while increasing operational efficiency and improving fulfillment practices. The Company continues to evaluate new opportunities.

3.	Headcount Reduction: We have significantly reduced our headcount and associated salary expenses, focusing on maintaining a core group of key employees as we collectively right-size the business.

4.	Inventory Management: In 2024, we implemented a new inventory management and lifecycle strategy that is focused on a quarterly turn and a regular review of inventory to avoid future write-offs.

5.	Sales Force Upgrade: The Company recently initiated and recently completed a restructuring of its sales organization to better align people and responsibilities with the Company’s omnichannel sales strategy, including the addition of new and highly experienced leadership across the board to foster a return to growth and increased customer success at Greenlane. The new structure is designed to accelerate sales, improve customer experience, and increase efficiency throughout the sales process.

6.	Product Innovation: We recently added several new product lines, including pet & wellness product lines, such as the Green Gruff, Safety Strips, and Swabtek lines.

7.	Capital Investment: We continue to seek opportunities for securing investment capital to leverage our platform, increase availability and reduce stockouts of our high demand third-party brands, invest in marketing and sales, and improve our product offerings.

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

Results of Operations

The following table presents operating results for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
			% of Net sales		Change
	2025	2024	2025	2024	$	%

Net sales	$788	2,652	100%	100%	$(1,864)	(70)%
Cost of sales	786	1,641	100%	62%	(855)	(52)%
Gross profit	2	1,011	—%	38%	(1,009)	(100)%

Operating expenses:
Salaries, benefits and payroll taxes	1,119	1,509	142%	57%	(390)	(26)%
General and administrative	1,938	2,801	246%	106%	(863)	(31)%
Depreciation and amortization	201	196	26%	7%	5	3%
Total operating expenses	3,258	4,506	413%	170%	(1,248)	(28)%
Loss from operations	(3,256)	(3,495)	(413)%	(132)%	239	(7)%

Other income (expense), net:
Interest expense	—	(289)	—%	(11)%	(289)	(100)%
Change in fair value of contingent consideration	—	1,000	—%	38%	1,000	100%
Gain on extinguishment of debt	—	2,166	—%	82%	2,166	100%
Other income, net	41	14	5%	1%	55	393%
Total other income (expense), net	41	2,863	5%	108%	(2,822)	(99)%
Loss before income taxes	(3,215)	(632)	(408)%	(24)%	(2,583)	(409)%
Provision for income taxes	—	—	—%	—%	—	—%
Net loss	(3,215)	(632)	(408)%	(24)%	(2,583)	(409)%

Consolidated Results of Operations

Net Sales

For the three months ended June 30, 2025, net sales were approximately $0.8 million, compared to approximately $2.7 million for the same period in 2024, representing a decrease of $1.9 million, or 70%. The Company is continuing to focus on profitable revenue and as a result top line revenue has significantly been reduced. In addition, while necessary the recent reorganization of the sales team including new sales leadership and the recruitment of a stronger sales team in 2025 negatively impacted sales in the first half of the year. The new structure is designed to accelerate sales, improve customer experience, and increase efficiency throughout the sales process.

Cost of Sales and Gross Margin

For the three months ended June 30, 2025, cost of sales decreased by $0.9 million, or 52%, as compared to the same period in 2024. The decrease was is driven by the 70% decrease in revenue in addition to a decrease in damaged and obsolete inventory write-offs of approximately $70,000.

Gross margins decreased by 38% to 0% for the three months ended June 30, 2025, compared to 38% for the same period in 2024. The decrease in gross margins can be attributed to write-offs of slow moving inventory.

Salaries, Benefits and Payroll Taxes

Salaries, benefits and payroll taxes expenses were approximately $1.1 million for the three months ended June 30, 2025, compared to $1.5 million for the same period in 2024. The decrease is related to the reduction in workforce to right-size the business and focus on profitability.

As we continue to closely monitor the evolving business landscape, we remain focused on identifying cost-saving opportunities while delivering on our strategy to recruit, train, promote and retain the most talented and success-driven personnel in the industry.

General and Administrative Expenses

General and administrative expenses were approximately $1.9 million for the three months ended June 30, 2025, compared to $2.8 million for the same period in 2024. The decrease is related increases in professional and outside services, facility expenses, outbound freight, other general and administrative, marketing and general insurance.

Depreciation and Amortization Expense

Depreciation and amortization expense were approximately $0.2 million for the three months ended June 30, 2025, compared to $0.2 million for the same period in 2024. Depreciation remained constant as not significant additions or deletions were made.

Other Income (Expense), Net

Interest expense

Interest expense decreased approximately $0.3 million for the three months ended June 30, 2025 compared to the same period in 2024. The decrease is primarily related to reduction in overall debt as all of the Company’s debt was paid off in February 2025.

Change in fair value of contingent consideration

There was a change in fair value of contingent consideration of approximately none for the three months ended June 30, 2025 compared to $1.0 million for the same period in 2024. During the second quarter of 2024, the Company recorded a fair value change of $1.0 million associated with a reduction in earn outs for Eyce and DaVinci products.

Gain on debt extinguishment

There was a decrease of $2.2 million in gain on debt extinguishment as a gain of none was recorded for the three months ended June 30, 2025, compared to $2.2 million for the same periods in 2024. The change is primarily related to a difference in the reduction in overall debt modification with Synergy, offset by the carrying value of the Davinci and Eyce assets acquired by Synergy.

Other expense, net.

Other income, net, increased by approximately $0.1 million for the three months ended June 30, 2025, compared to the same period in 2024. The change is primarily due miscellaneous credits earned in the current year.

Provision for (Benefit from) Income Taxes

For the three months ended June 30, 2025 and 2024, respectively, the effective tax rate differed from the U.S. federal statutory tax rate of 21% primarily due to the Operating Company’s pass-through structure for U.S. income tax purposes, the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and the full valuation allowance against the deferred tax asset.

Consolidated Results of Operations

	Six Months Ended June 30,
			% of Net sales		Change
	2025	2024	2025	2024	$	%

Net sales	$2,257	7,578	100%	100%	$(5,321)	(70)%
Cost of sales	1,534	5,055	68%	67%	(3,521)	(70)%
Gross profit	723	2,523	39%	33%	(1,800)	(71)%

Operating expenses:
Salaries, benefits and payroll taxes	2,386	4,455	94%	59%	(2,069)	(46)%
General and administrative	4,762	5,093	188%	67%	(331)	(7)%
Depreciation and amortization	307	450	12%	6%	(143)	(32)%
Total operating expenses	7,455	9,998	295%	132%	(2,543)	(25)%
Loss from operations	(6,732)	(7,475)	(266)%	(99)%	743	10%

Other income (expense), net:
Interest expense	(391)	(811)	(15)%	(11)%	420	52%
Change in fair value of contingent consideration	—	1,000	—%	13%	(1,000)	100%
Gain on extinguishment of debt	—	2,166	—%	29%	(2,166)	100%
Other income, net	41	(3)	2%	1%	44	1,467%
Total other income (expense), net	(350)	2,352	(14)%	31%	(2,702)	(115)%
Loss before income taxes	(7,082)	(5,123)	(280)%	(68)%	(1,959)	(38)%
Provision for income taxes	—	—	—%	—%	—	—%
Net loss	(7,082)	(5,123)	(280)%	(68)%	(1,959)	(38)%

Net Sales

For the six months ended June 30, 2025, net sales were approximately $2.3 million, compared to approximately $7.6 million for the same period in 2024, representing a decrease of $5.3 million, or 70%. The Company is continuing to focus on profitable revenue and as a result top line revenue has significantly been reduced. In addition, while necessary the recent reorganization of the sales team including new sales leadership and the recruitment of a stronger sales team in 2025 negatively impacted sales in the first half of the year. The new structure is designed to accelerate sales, improve customer experience, and increase efficiency throughout the sales process.

Cost of Sales and Gross Margin

For the six months ended June 30, 2025, cost of sales decreased by $3.5 million, or 70%, as compared to the same period in 2024. The decrease was is driven by the 70% decrease in revenue in addition to an increase in damaged and obsolete inventory write-offs of approximately $70,000.

Gross margins decreased by 1% to 32% for the six months ended June 30, 2025, compared to 33% for the same period in 2024. The decrease in gross margins can be attributed to write-offs of slow moving inventory.

Salaries, Benefits and Payroll Taxes

Salaries, benefits and payroll taxes expenses were approximately $2.4 million for the six months ended June 30, 2025, compared to $4.5 million for the same period in 2024. The decrease is related to the reduction in workforce to right-size the business and focus on profitability.

As we continue to closely monitor the evolving business landscape, we remain focused on identifying cost-saving opportunities while delivering on our strategy to recruit, train, promote and retain the most talented and success-driven personnel in the industry.

General and Administrative Expenses

General and administrative expenses were approximately $4.8 million for the six months ended June 30, 2025, compared to $5.1 million for the same period in 2024. The decrease is related increases in professional and outside services, facility expenses, outbound freight, other general and administrative, marketing and general insurance.

Depreciation and Amortization Expense

Depreciation and amortization expense were approximately $0.3 million for the six months ended June 30, 2025, compared to $0.45 million for the same period in 2024. Depreciation remained constant as not significant additions or deletions were made.

Other Income (Expense), Net

Interest expense

Interest expense decreased approximately $0.4 million for the six months ended June 30, 2025 compared to the same period in 2024. The decrease is primarily related to reduction in overall debt as all of the Company’s debt was paid off in February 2025.

Change in fair value of contingent consideration

There was a change in fair value of contingent consideration of approximately none for the six months ended June 30, 2025 compared to $1.0 million for the same period in 2024. the Company recorded a fair value change of $1.0 million associated with a reduction in earn outs for Eyce and DaVinci products.

Gain on debt extinguishment

There was a decrease in gain on debt extinguishment of approximately none for the six months ended June 30, 2025, compared to $2.2 million for the same periods in 2024. The change is primarily related to a difference in the reduction in overall debt modification with Synergy, offset by the carrying value of the Davinci and Eyce assets acquired by Synergy.

Other expense, net

Other income, net, increased by approximately $0.1 million for the six months ended June 30, 2025, compared to the same period in 2024. The change is primarily due miscellaneous credits earned in the current year.

Provision for (Benefit from) Income Taxes

For the three months ended June 30, 2025 and 2024, respectively, the effective tax rate differed from the U.S. federal statutory tax rate of 21% primarily due to the Operating Company’s pass-through structure for U.S. income tax purposes, the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and the full valuation allowance against the deferred tax asset.

Liquidity, Capital Resources and Going Concern

Our primary requirements for liquidity and capital are working capital and general corporate needs. Our primary sources of liquidity are our cash on hand and the cash flow that we generate from our operations, as well as proceeds from equity issuances such as our July 2023, August 2024, and February 2025 Offerings, each as described and defined below.

As of June 30, 2025, we had approximately $5.7 million of cash, of which none was restricted and $0.1 million was held in foreign bank accounts, and approximately $16.3 million of working capital, which is calculated as total current assets minus total current liabilities, as compared to approximately $0.9 million of cash, of which none was restricted and $0.1 million was held in foreign bank accounts, and approximately $1.5 million of working capital as of December 31, 2024. The repatriation of cash balances from our foreign subsidiaries could have adverse tax impacts or be subject to capital controls; however, these balances are generally available to fund the ordinary business operations of our foreign subsidiaries without legal or other restrictions.

We believe that our cash on hand and the cash flow that we generate from our operations and financing activities from recent equity fundraising will be sufficient to fund our working capital and capital expenditure requirements, as well as our debt repayments and other liquidity requirements associated with our existing operations, for the next 12 months. This is largely due to the Company’s Private Placement that occurred on February 19, 2025.

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

Common Stock and Warrant Offerings

On August 12, 2024, the Company entered into a securities purchase agreement with three different funds of a single institutional investor for aggregate gross cash proceeds of $6.5 million. In connection with the private placement, the Company issued an aggregate of 3,152 units and pre-funded units. The pre-funded units were sold at the same purchase price as the units, less the pre-funded warrant exercise price of $0.001. Each unit and pre-funded unit consisted of one share of common stock (or one pre-funded warrant) and two common warrants, each exercisable for one share of common stock at an exercise price of $1,875 per share. The common warrant was exercisable on the initial exercise date described in the common warrant and will expire 5.0 years from such date.

On October 29, 2024, the Company entered into an Exchange Agreement with its Senior Subordinated Lender, whereby the Company agreed to exchange an aggregate of $4,617,307 of debt originally owed to Agile Capital Funding LLC and Cedar Advance LLC in a 3(a)(9) exchange for new Senior Subordinated Notes in the principal amount of $4,000,000 due one year from issuance (the “Exchange Note”), reducing outstanding indebtedness by approximately $617,000. The Exchange Note was convertible at the option of the holder at $2,378 per share. In connection with the Exchange, the Company issued an aggregate of 1,683 five-year warrants with an exercise price of $2,280 per share (the “Exchange Warrants”). The Exchange Note was repaid out of the proceeds of the February 2025 Offering.

In addition, pursuant to the terms of the Exchange Agreement, the Company agreed to issue warrants to the Holders, with an initial exercise price of $2,280, exercisable 180 days after issuance (the “Exchange Inducement Warrants”). The Exchange Inducement Warrants were issued to incentivize the holders to exercise some or all of their existing warrants originally issued on August 13, 2024 (the “Existing Warrants”) for cash, which existing warrants have an exercise price of $1.875 per share. The Exchange Inducement Warrants are initially exercisable for zero shares, but to the extent that the Holders exercise any of such Existing Warrants during the one-hundred sixty-day inducement period, the Exchange Inducement Warrants will become exercisable on April 30, 2025 for 200% of the number of Existing Warrants exercised for cash during such inducement period. As part of the February 2025 Offering, the exercise price of these warrants was adjusted to $892.50 per share.

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

On February 18, 2025, the Company entered into definitive agreements with institutional investors for the purchase and sale of approximately $25.0 million of shares of the Company’s Class A common stock (“Common Stock” and investor warrants at a price of $892.50 per Common Unit. The entire transaction was priced at the market under Nasdaq rules.

The offering consisted of the sale of Common Units (or Pre-Funded Units), each consisting of (i) one (1) share of Common Stock or one (1) Pre-Funded Warrant, (ii) one (1) Series A PIPE Common Warrant to purchase one (1) share of Common Stock per warrant at an exercise price of $1,115.63 (“Series A Warrant”) and (iii) one (1) Series B PIPE Common Warrant to purchase one (1) share of Common Stock per warrant at an exercise price of $2,231.25 (“Series B Warrant” and together with the Series A Warrant, the “Warrants”). The initial exercise price of each Series A Warrant is $1,115.63 per share of Common Stock. The Series A Warrants are exercisable following stockholder approval and expire five (5) years thereafter. The number of securities issuable under the Series A Warrant is subject to adjustment as described in more detail in the Series A Warrant. The initial exercise price of each Series B Warrant is $2,231.25 per share of Common Stock or pursuant to an alternative cashless exercise option. The Series B Warrants are exercisable following stockholder approval and expire two and one-half (2.5) years thereafter. The number of securities issuable under the Series B Warrant is subject to adjustment as described in the Series B Warrant.

Also, on February 18, 2025, the Company entered into an Exchange Agreement with certain holders (the “Holders”) of three tranches of warrants to purchase Common Stock previously issued by the Company in August 2024 and October 2024. Under such Exchange Agreement, such Holders agreed to exchange with the Company such existing warrants for approximately 8,172 new warrants to purchase common stock, substantially in the form of the Series B Warrants.

Notes Payable

On June 7, 2024, the Company entered into a subscription agreement with Cobra Alternative Capital Strategies, LLC. As of December 31, 2024, the Company has been loaned $3.1 million with net cash proceeds of $2.6 million.

On October 29, 2024, the Company entered into the First Amendment to Amended and Restated Secured Promissory Note (the “Note Amendment”) with Cobra Alternative Capital Strategies LLC (“Cobra”). Pursuant to the Note Amendment, Cobra agreed to extend the Maturity Date of its senior promissory note dated May 1, 2024, which is currently due. The new Maturity Date will be October 29, 2025. In consideration for the extension, the Company (i) agreed to make such Notes convertible at the option of Cobra with a conversion price of $2,377.50 per share, (ii) agreed to prepay Cobra’s debt with 50% of any money raised by the Company from warrant exercise proceeds and from capital raise transactions, and (iii) issued Cobra an aggregate of 667 five-year warrants with an exercise price of $2,280 per share which are identical to the Exchange Warrants. The Note Amendment was repaid out of the February 2025 Private Placement.

Management Initiatives

We have completed several initiatives to expand our channel distribution, diversify our product offerings and improve our sales and marketing efforts.

In March 2025 we entered into two strategic marketing partnerships. First, we launched on the Mainstem B2B procurement marketplace platform for enhanced accessibility within a data driven ecosystem to reach the total addressable market of single and multi-state operators and brick and mortar stores.

Second, we selected Cannabis Creative Group (CCG) to lead the Company’s new marketing strategy and support future growth for the Company’s B2B-focused brands, including Greenlane Wholesale and KushCo. CCG began work in Q2 and is focused on driving campaigns towards new acquisitions and retargeting of wholesale customers.

In January 2025 we announced an exclusive distribution partnership with Green Gruff to offer a comprehensive line of veterinarian approved organic cannabidiol-infused supplements and treats manufactured in the U.S. to support a dog’s overall health and vitality.

In Q2 2025 we entered into two new distribution agreements to supplement our vaporizer category and offer customers best in class product assortment. First, we entered into a distribution agreement with Greentank Technologies (Greentank), a leading innovator in the aerosolization technology industry, providing advanced solutions for the cannabis, nicotine, and wellness markets including Greentank’s full assortment of cartridges and vaporizers. Second, we entered into an agreement with ALD Group Limited to distribute their wide range of vaporization products and where customers can benefit from an accelerated delivery window available through ALD’s advanced automated production platform.

In June 2025 we announced new Sales leadership and the restructuring of our Sales team to provide enhanced service to our customers and fully support the execution of our Sales plan.

We have successfully renegotiated many of our vendor and supplier partnership terms and are continuing to improve working capital arrangements with our vendors and suppliers. We have made continued progress consolidating and streamlining our office, warehouse, and distribution operations footprint. We have also reduced our digital footprint by consolidating our digital ecommerce presence onto one platform resulting in improved efficiencies and reduced cost.

We have incurred net losses of $3.2 million and $7.1 million for the three and six months ended June 30, 2025, respectively. For the six months ended June 30, 2025, cash used in operating activities was $7.9 million. The recent macroeconomic environment has caused weaker demand than contemplated under our business plan, resulting in a reduction in projected revenue and cash flows for the twelve-month period included in the going concern evaluation.

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

As of June 30, 2025, we did not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q:

Six Months Ended June 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(7,895)	$(379)
Net cash used in investing activities	$(68)	$(151)
Net cash provided by financing activities	$12,788	$237

Net Cash Used in Operating Activities

During the six months ended June 30, 2025, net cash used in operating activities of approximately $7.9 million consisted of (i) net loss of $7.1 million, offset by non-cash adjustments to net loss of approximately $1.3 million, and (ii) a $2.1 million overall increase in working capital primarily driven by increases in accounts receivable and inventory offset by decreases in vendor deposits, other current assets, accounts payable and accrued expenses and customer deposits.

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

Net Cash Used in Investing Activities

During the six months ended June 30, 2025, net cash used in investing activities of approximately $0.1 million consisted primarily of capital expenditures.

During the six months ended June 30, 2024, net cash used in investing activities of approximately $0.2 million consisted primarily of capital expenditures.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2025, net cash provided financing activities of approximately $12.8 million primarily consisted of approximately $20.7 million in proceeds from our February 2025 private placement offset by $8.0 million in payments on our debt.

During the six months ended June 30, 2024, net cash provided by financing activities of approximately $0.2 million primarily consisted of approximately $0.6 million in payments on loans against future accounts receivable, approximately $0.2 million in proceeds from future receivables financing, and approximately $0.6 million in proceeds from notes payable.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described in Item 9A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024, which have not yet been remediated as of June 30, 2025.

Material Weaknesses Remediation Plan and Status

As previously described in Item 9A of our Annual Report on Form 10-K in a previous year, we began implementing a remediation plan to address the material weaknesses identified in the prior year, and our management continues to be actively engaged in the remediation efforts.

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

There were no other changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant operating and net losses and anticipate that we will continue to incur significant losses for the foreseeable future.

The Company has incurred net losses of $7.1 million and $5.1 million for the six months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, the Company used $7.9 million and $0.4 million in operating activities, respectively.

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

On May 5, 2025, Greenlane Holdings, Inc. received a notification letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”), stating that based on its review of the Company’s public filings with the Securities and Exchange Commission (the “SEC”), its staff has determined to delist the Company’s securities pursuant to its discretionary authority under Listing Rule 5101. Only July 29, 2025, after a hearing with the Nasdaq Hearings Board, the Company was notified that the “Company had demonstrated compliance with Listing Rule 5550(a)(2) (the “Bid Price Rule”) and satisfied the conditions of the Hearings Panel’s decision dated May 30, 2025. Although the Company has regained compliance with the referenced concern, based on the facts underlying the public interest concern raised by Staff and the Company’s history of repeated bid price compliance issues, the Panel imposed a one-year Discretionary Panel Monitor pursuant to its discretion under Listing Rule 5815(d)(4)(A).

On July 29, 2025, Greenlane Holdings, Inc. received a notification letter from the Listing qualifications Department of the Nasdaq Stock Market LLC, that the Company has demonstrated compliance with Listing Rule 5550(a)(2) (the “Bid Price Rule”) and satisfied the conditions of the Hearings Panel’s (“Panel”) decision dated May 30, 2025 (the “Decision”).

Nasdaq will continue to monitor Greenlane Holdings, Inc.’s continued compliance with the Bid Price Rule and other Nasdaq Rules.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
4.1	Form of July 2023 Standard Warrant (Incorporated by reference to Exhibit 4.1 to Greenlane’s Current Report on Form 8-K, filed on July 3, 2023).
4.2	Form of July 2023 Pre-Funded Warrant (Incorporated by reference to Exhibit 4.2 to Greenlane’s Current Report on Form 8-K, filed on July 3, 2023).
4.3	Form of July 2023 Warrant Amendment (Incorporated by reference to Exhibit 4.3 to Greenlane’s Current Report on Form 8-K, filed on July 3, 2023).
10.1	Form of July 2023 Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed on July 3, 2023).
10.2	Placement Agency Agreement, dated as of June 29, 2023 (Incorporated by reference to Exhibit 10.2 to Greenlane’s Current Report on Form 8-K, filed on July 3, 2023).
10.3	Loan and Security Agreement, dated as of September 22, 2023, between Greenlane and Synergy Imports, LLC. (Incorporated by reference to Exhibit 10.3 to Greenlane’s Quarterly Report on Form 10-Q, filed on January 9, 2024).
10.4	Secured Promissory Note, dated as of September 22, 2023, between Greenlane and Synergy Imports, LLC. (Incorporated by reference to Exhibit 10.4 to Greenlane’s Quarterly Report on Form 10-Q, filed on January 9, 2024).
10.5	Asset Purchase Agreement, effective May 1, 2024, by and among Greenlane Holdings, Inc, Warehouse Goods LLC and Synergy Imports LLC (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed on May 10, 2024).
10.6	Loan Modification Agreement, effective May 1, 2024, by and among Warehouse Goods LLC, Synergy Imports LLC and the Guarantors as defined therein (Incorporated by reference to Exhibit 10.2 to Greenlane’s Current Report on Form 8-K, filed on May 10, 2024).
10.7	Amended and Restated Secured Promissory Note, effective May 1, 2024, by Warehouse Goods LLC and Synergy Imports LLC (Incorporated by reference to Exhibit 10.3 to Greenlane’s Current Report on Form 8-K, filed on May 10, 2024).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders’ Equity, and (iv) Condensed Consolidated Statements of Cash Flows. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104*	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL.

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

GREENLANE HOLDINGS, INC.

Date: August 14, 2025	By:	/s/ Barbara Sher
Barbara Sher Chief Executive Officer (Principal Executive Officer)

GREENLANE HOLDINGS, INC.

Date: August 14, 2025	By:	/s/ Lana Reeve
Lana Reeve Chief Financial and Legal Officer (Principal Financial and Accounting Officer)

