Form 10-Q
period 2025-09-30
Greenlane Holdings, Inc.
filed 2025-11-14
CIK 1743745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

001-38875

(Commission file number)

Greenlane Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-0806637
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

4800 N Federal Hwy, Suite B200
Boca Raton, FL	33431
(Address of principal executive offices)	(Zip Code)

(877) 292-7660

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value per share	GNLN	Nasdaq Capital Market

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

As of November 12, 2025, Greenlane Holdings, Inc. had 1,501,551 shares of Class A common stock outstanding

GREENLANE HOLDINGS, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GREENLANE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets
Cash	$1,810	$899
Accounts receivable, net of allowance of $3,383 and $2,616 at September 30, 2025 and December 31, 2024, respectively	4,138	4,262
Inventories, net	6,250	14,215
Vendor deposits	64	3,091
Other current assets	2,080	1,305
Total current assets	14,342	23,772

Property and equipment, net	1,101	1,420
Operating lease right-of-use assets	300	1,043
Other assets	1,895	2,396
Total assets	$17,638	$28,631

LIABILITIES
Current liabilities
Accounts payable	$4,066	$9,787
Accrued expenses and other current liabilities	1,555	1,218
Customer deposits	684	2,661
Current portion of notes payable	—	7,674
Current portion of operating leases	319	926
Total current liabilities	6,624	22,266

Operating leases, less current portion	1	83
Total liabilities	6,625	22,349
Commitments and contingencies (Note 7)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share, 600,000,000 shares authorized, 1,386,551 and 3,023 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively*	—	—
Class B common stock, $0.0001 par value per share, 30,000,000 shares authorized, and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024*	—	—

Additional paid-in capital*	301,841	281,095
Accumulated deficit	(290,944)	(274,929)
Accumulated other comprehensive income	265	265
Total stockholders’ equity attributable to Greenlane Holdings, Inc.	11,162	6,431
Non-controlling interest	(149)	(149)
Total stockholders’ equity	11,013	6,282
Total liabilities and stockholders’ equity	$17,638	$28,631

*	After giving effect to the Reverse Stock Splits - See Note 9 - Stockholders’ Equity.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Net sales	$737	$4,038	$2,994	$11,616
Cost of sales	5,840	1,011	7,374	6,066
Gross profit (loss)	(5,103)	3,027	(4,380)	5,550
Operating expenses:
Salaries, benefits and payroll taxes	1,462	1,609	3,848	6,066
General and administrative	1,956	1,771	6,550	6,864
Restructuring expenses	492	—	492	—
Depreciation and amortization	87	185	394	635
Total operating expenses	3,997	3,565	11,284	13,565
Loss from operations	(9,100)	(538)	(15,664)	(8,015)

Other income (expense), net:
Interest expense	(2)	(3,219)	(393)	(4,030)
Change in fair value of contingent consideration	—	—	—	1,000
Gain on extinguishment of debt	—	—	—	2,166
Other income (expense), net	169	—	42	(3)
Total other income (expense), net	167	(3,219)	(351)	(867)
Loss before income taxes	(8,933)	(3,757)	(16,015)	(8,882)
Provision for (benefit from) income taxes	—	—	—	—
Net loss	(8,933)	(3,757)	(16,015)	(8,882)
Less: Net income (loss) attributable to non-controlling interest	—	—	—	(17)
Net loss attributable to Greenlane Holdings, Inc.	$(8,933)	$(3,757)	$(16,015)	$(8,865)

Net loss attributable to Class A common stock per share - basic and diluted (Note 9)*	$(6.44)	$(5,484.67)	$(19.88)	$(12,044.84)
Weighted-average shares of Class A common stock outstanding - basic and diluted (Note 9)*	1,386,551	685	805,484	736

Other comprehensive income (loss):
Foreign currency translation adjustments	—	4	—	3
Comprehensive loss	(8,933)	(3,753)	(16,015)	(8,879)
Less: Comprehensive loss attributable to non-controlling interest	—	—	—	(17)
Comprehensive loss attributable to Greenlane Holdings, Inc.	$(8,933)	$(3,753)	$(16,015)	$(8,862)

*	After giving effect to the Reverse Stock Splits - See Note 9 - Stockholders’ Equity.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

	Class A Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non- Controlling	Total Stockholders’
	Shares*	Amount*	Capital*	Deficit	Income (Loss)	Interest	Equity
Balance December 31, 2024	3,023	$—	$281,095	$(274,929)	$265	$(149)	$6,282
Net loss	—	—	—	(3,867)	—	—	(3,867)
Exercise of Class A warrants	1,581	—	13	—	—	—	13
Issuance of Class A shares and warrants	6,512	—	20,730	—	—	—	20,730
Balance March 31, 2025	11,116	$—	$301,838	$(278,796)	$265	$(149)	$23,158
Net loss	—	—	—	(3,215)	—	—	(3,215)
Exercise of pre-funded warrants	1,375,435	—	—	—	—	—	—
Issuance of Class A shares	—	—	3	—	—	—	3
Balance June 30, 2025	1,386,551	$—	$301,841	$(282,011)	$265	$(149)	$19,946
Net loss	—	—	—	(8,933)	—	—	(8,933)
Balance September 30, 2025	1,386,551	$—	$301,841	$(290,944)	$265	$(149)	$11,013

*	After giving effect to the Reverse Stock Splits - See Note 9 - Stockholders’ Equity.

	Class A Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non- Controlling	Total Stockholders’
	Shares*	Amount*	Capital*	Deficit	Income (Loss)	Interest	Equity
Balance December 31, 2023	452	$—	$268,168	$(257,289)	$245	$(132)	$10,992
Net loss	—	—	—	(4,491)	—	—	(4,491)
Equity-based compensation	20	—	86	—	—	—	86
Issuance of Class A shares - (Note 9)	50	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	2	—	2
Balance March 31, 2024	524	$—	$268,254	$(261,780)	$247	$(132)	$6,589
Net loss	—	—	—	(615)	—	(17)	(632)
Issuance of Class A shares - (Note 9)	181	—	—	—	—	—	—

Other comprehensive income	—	—	—	—	(3)	—	(3)
Balance June 30, 2024	706	$—	$268,254	$(262,395)	$244	$(149)	$5,954
Net loss	—	—	—	(3,757)	—	—	(3,757)
Issuance of Class A shares – (Note 9)	59	—	7,119	—	—	—	7,119
Other comprehensive income	—	—	—	—	4	—	4
Balance September 30, 2024	765	$—	$275,373	$(266,152)	$248	$(149)	$9,320

*	After giving effect to the Reverse Stock Splits - See Note 9 - Stockholders’ Equity.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024

Cash Flows from Operating Activities:
Net loss	$(16,015)	$(8,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	394	635
Equity-based compensation expense	—	86
Change in fair value of contingent consideration	—	(1,000)
Accretion of debt discount	284	3,373
Gain on extinguishment of debt	—	(2,166)
Change in provision for credit losses	767	41
Changes in operating assets and liabilities:
Accounts receivable	(643)	(660)
Inventories	7,965	4,516
Vendor deposits	3,027	40
Other current assets	(219)	1,058
Accounts payable	(5,721)	(1,221)
Accrued expenses and other liabilities	336	468
Customer deposits	(1,977)	(1,520)
Net used in operating activities	(11,802)	(5,232)
Cash flows from Investing Activities:
Purchases of property and equipment, net	(75)	(173)
Net cash used in investing activities	(75)	(173)
Cash flows from Financing Activities:
Proceeds from issuance of Class A common stock and warrants	20,746	5,640
Proceeds from exercise of stock options, net of costs		1,477
Proceeds from notes payable	—	2,950
Payments on notes payable	(7,958)	(2,100)
Proceeds from future receivables financing	—	225
Repayments of loan against future accounts receivable	—	(939)
Other	—	(5)
Net cash provided by financing activities	12,788	7,248
Effects of exchange rate changes on cash	—	3
Net increase in cash	911	1,846
Cash as of beginning of the period	899	463
Cash as of end of the period	$1,810	$2,309

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

For the Three and Nine Months Ended September 30, 2025 and 2024

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

Our wholly-owned Greenlane Brands includes Groove – our more affordable product line and Higher Standards – our premium smoke shop and ancillary product brand, and our award winning Vapor.com website and brand (the “Greenlane Brands”) . We also have category-exclusive licenses for the premium Marley Natural branded products.

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

We have the sole voting interest in, and control the management of, the Operating Company, and we have the obligation to absorb losses of, and receive benefits from the Operating Company that could be significant. We determined that the Operating Company is a variable interest entity (“VIE”) and that we are the primary beneficiary of the Operating Company. Accordingly, pursuant to the VIE accounting model, beginning in the fiscal quarter ended September 30, 2019, we consolidated the Operating Company in our consolidated financial statements and reported a non-controlling interest related to the Common Units held by the members of the Operating Company (other than the Common Units held by us) on our consolidated financial statements.

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

The Company has incurred net losses of $16.0 million and $8.9 million for the nine months ended September 30, 2025 and 2024, respectively. We used $11.8 million of cash in operating activities for the nine months ended September 30, 2025. While we completed capital raises after quarter-end, there is inherent uncertainty in our ability to generate sufficient cash to fund operations over the next twelve months. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include reducing operating costs, monetizing legacy inventory, and seeking additional financing. See “Subsequent Events” for financing events after September 30, 2025.

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

During the nine months ended September 30, 2025 the Holders exercised all of the Series B warrants issued to them.

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

Management Initiatives

In an effort to minimize losses and working capital needs, management is focusing on cost controls, simplifying operations, and monetizing legacy assets.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2024. The condensed consolidated results of operations for the three months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or any other future annual or interim period. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair statement of the Company’s financial position and operating results. Certain reclassifications have been made to prior year amounts or balances to conform to the presentation adopted in the current year.

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

Cash

Cash balances at financial institutions may, at times, exceed FDIC insured limits. The Company has not experienced losses in such accounts and monitors the credit quality of depository institutions on an ongoing basis.

Accounts receivable and credit losses

Accounts receivable are recorded at invoiced amounts, net of an allowance for expected credit losses. The allowance is estimated using a combination of historical loss experience, customer credit quality, current conditions, specific risk assessments, and forward-looking factors. Receivables are written off when collection efforts are exhausted.

Concentrations of credit risk and significant customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and trade receivables. The Company maintains cash deposits with high-quality financial institutions and, at times, such balances may exceed federally insured limits. Concentrations of credit risk with respect to trade receivables are limited by the large number of customers and the Company’s ongoing credit evaluations. For the three and nine months ended September 30, 2025 and 2024, no single customer accounted for more than 10% of net sales, respectively.

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the weighted-average method and includes purchasing, handling, and storage costs. During the three months ended September 30, 2025, the Company recorded a $5.0 million increase to its reserve for slow-moving and obsolete inventory to reflect the impact of continued aging and limited marketability of legacy product lines. As of September 30, 2025, total gross inventory was approximately $23.0 million, with reserves of approximately $17.0 million, resulting in a net carrying value of approximately $6.0 million. The reserve is developed by aging bucket and expected recovery rates using observable exit pricing from recent transactions and indicative bids obtained in connection with our inventory monetization activities. As a sensitivity data point, a 10 percentage point reduction in expected recovery rates across the aged categories would increase the reserve by approximately $0.6 million based on balances as of September 30, 2025. Management will continue to evaluate recoverability each reporting period and adjust the reserve as necessary based on realized liquidation results. After September 30, 2025, the Company initiated an inventory monetization project to accelerate disposition of aged inventory; the Board is considering strategic alternatives for the legacy distribution business.

Management will continue to evaluate recoverability each reporting period and adjust the reserve as necessary based on actual sell-through results.

Segment Reporting

We manage our global business operations through our operating and reportable business segments. As of September 30, 2025, we determined that we have one reportable operating business segment. Our reportable segment has been identified based on how our chief operating decision maker (“CODM”), which is comprised of our Chief Financial Officer (“CFO”), manages our business, makes resource allocation and operating decisions, and evaluates operating performance.

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

We generate revenue primarily from the sale of finished products to customers, whereby each product unit represents a single performance obligation. We recognize revenue from product sales when the customer has obtained control of the products, which is either at point of sale or delivery to the customer, depending upon the specific terms and conditions of the arrangement, or at the point of sale for our retail store sales. We provide no warranty on products sold. Product warranty is provided by the manufacturers. For certain product offerings such as child-resistant packaging, closed-system vaporization solutions and custom-branded retail products, we may receive a deposit from the customer (generally 25% - 50% of the total order cost, but the amount can vary by customer contract) when an order is placed by a customer. We typically complete these orders within one to nine months from the date of order, depending on the complexity of the customization and the size of the order, but the completion timeline can vary by product type and terms of sales with each customer. See “Note 8—Supplemental Financial Statement Information” for a summary of changes to our customer deposits liability balance during the nine months ended September 30, 2025 and the year ended December 31, 2024.

We estimate product returns based on historical experience and record them as a refund liability that reduces the net sales for the period. We analyze actual historical returns, current economic trends and changes in order volume when evaluating the adequacy of our sales returns allowance in any reporting period. Our liability for returns, which is included within “Accrued expenses and other current liabilities” in our consolidated balance sheets, was approximately $0.1 million and $0.1 million as of September 30, 2025 and December 31, 2024, respectively.

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

One customer represented approximately 12% and 10% of net sales for the three and nine months ended September 30, 2025, respectively. Two customers represented approximately 36% and 27% of net sales for the three and nine months ended September 30, 2024, respectively.

Restructuring and Transformation Costs

During the three and nine months ended September 30, 2025, we incurred costs in connection with evaluating digital-asset alternatives and transitioning to a crypto-treasury operating model, as well as personnel-related actions under our cost-reduction strategy. These costs are recognized within operating expenses. The Board is considering strategic alternatives for the legacy distribution business; the Company does not present discontinued operations.

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

NOTE 3. BUSINESS ACQUISITIONS AND DISPOSITIONS

EU Subsidiary Purchase Agreement

In May 2024, the Company entered into an agreement with a group of individuals to sell 100% equity interests of one of the Company’s wholly-owned subsidiaries, Shavita B.V. and substantially all of the assets of ARI Logistics B.V. As of September 30, 2025, the transaction is in dispute as there was pending consideration obligations due to be transferred to the Company which were not met, as well as other monetary obligations of the purchasers that remain unsatisfied. As a result the Company did not record a sale of the business under ASC 805. Business Combinations. The Company intends to vigorously pursue its claims against Shavita and the purchaser group. As of September 30, 2025, the Company continues to run the operations, however sales were not material for the three and nine months ended September 30, 2025 and 2024.

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

Airgraft Inc., is a private entity and their equity securities do not have a readily determinable fair value. We elected to measure these equity securities under the measurement alternative election at cost minus impairment, if any, with adjustments through earnings for observable price changes in orderly transactions for the identical or similar investment of the same issuer. We did not identify any impairment adjustments related to these equity securities during the three and nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025 and December 31, 2024, the carrying value of our investment in equity securities without a readily determinable fair value was approximately $1.9 million, respectively, included within “Other assets” in our condensed consolidated balance sheets.

NOTE 5. LEASES

Greenlane as a Lessee

As of September 30, 2025, we had facilities financed under operating leases consisting of a warehouse combined with an office with lease term expirations in 2026. Lease terms are generally three to seven years for warehouses and office space. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following table provides details of our future minimum lease payments under operating lease liabilities recorded in our condensed consolidated balance sheet as of September 30, 2025. The table below does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

(in thousands)	Operating Leases
Remainder of 2025	$248
2026	81
Total minimum lease payments	$329
Less: imputed interest	(9)
Present value of minimum lease payments	$320
Less: current portion	319
Long-term portion	$1

Rent expense under operating leases was approximately $0.3 million and $0.3 million for the three months ended September 30, 2025 and 2024, respectively. Rent expense under operating leases was approximately $1.1 million and $0.7 million for the nine months ended September 30, 2025 and 2024, respectively.

The following expenses related to our operating leases were included in “general and administrative” expenses within our condensed consolidated statements of operations and comprehensive loss:

	For the nine months ended September 30,
(in thousands)	2025	2024
Operating lease cost	1,082	685
Variable lease cost	—	—
Total lease cost	$1,082	$685

The table below presents lease-related terms and discount rates as of September 30, 2025:

Operating Leases
Weighted average remaining lease terms	0.25 years
Weighted average discount rate	2.3%

NOTE 6. DEBT

Our debt balance, excluding operating lease liabilities and finance lease liabilities, consisted of the following amounts at the dates indicated:

(in thousands)	September 30, 2025	December 31, 2024
Note Payable	$—	$3,674
Exchange Note	—	4,000
	—	7,674
Less unamortized debt issuance costs	—	—
Less current portion of debt	—	(7,674)
Debt, net, excluding operating and finance leases and liabilities	$—	$—

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

As part of the 2025 Offering, the Company used a portion of the proceeds to pay off the Exchange Note in full in the amount of $4.0 million during the nine months ended September 30, 2025.

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

As part of the 2025 Offering, the Company used a portion of the proceeds to pay off the Note in full in the amount of $4.0 million during the nine months ended September 30, 2025.

Secured Bridge Loan

On September 22, 2023, the Company entered into a secured loan pursuant to a Loan and Security Agreement (the “September 2023 Loan Agreement”), dated as of September 22, 2023 with Synergy Imports, LLC (the “Secured Bridge Loan Lender”).

Pursuant to the September 2023 Loan Agreement, the Secured Bridge Loan Lender agreed to make available to the Company a nine-month bridge loan of $2.2 million in new funds. Additionally, the Secured Bridge Loan Lender agreed to defer payments totaling $2,028,604 already owed by the Company under existing payment obligations and potentially defer up to an additional $2,655,778 which may become due pursuant to existing agreements during the term of the September 2023 Loan Agreement.

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

The Company evaluated the extinguishment of the Secured Bridge Loan under ASC 470-50, Debt – Modifications and Extinguishment. As a result, the Company determined that the Secured Bridge Loan should be accounted for as an extinguishment and the Company recorded the Cobra debt instrument at fair value which included the consideration in common stock warrants transferred. The resulting loss on extinguishment recorded of $1.0 million is included in loss on extinguishment of debt in the accompanying consolidated statement of operations for the nine months ended September 30, 2024.

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

On November 13, 2024, Pryor Cashman made a demand for arbitration for unpaid legal invoices in the amount of $320,512. The Company intends to dispute these claims in arbitration (Arbitration, S.D. N.Y.).

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

On December 17, 2024, Crossmark, Inc. brought a breach of contract suit against our subsidiary, Warehouse Goods, LLC, in the amount of $297,182. The Company intends to defend this breach of contract suit vigorously (Case No. 502024CA011856XXXAM B AI).

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

On November 15, 2024, Vaporous Technologies, Inc. brought a suit for liquidated damages in the amount of $664,289 under the September 2020 Manufacturing Agreement by Vaporous against Warehouse Goods. LLC.

We have not taken any reserves for litigation for the three and nine months ended September 30, 2025 and 2024, respectively.

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

NOTE 8. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Property and Equipment, net

The following is a summary of our property and equipment, at costs less accumulated depreciation and amortization:

(in thousands)	Estimated useful life	September 30, 2025	December 31, 2024
Furniture, equipment and software	3 - 7 years	$8,595	$8,595
Leasehold improvements	Lesser of lease term or 5 years	33	33
Work in process		95	20
		8,723	8,648
Less: accumulated depreciation		(7,622)	(7,228)
Property and equipment, net		$1,101	$1,420

Depreciation expense for property and equipment was approximately $0.1 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively. Depreciation expense for property and equipment was approximately $0.4 million and $0.6 million for the three months ended September 30, 2025 and 2024, respectively.

Other Current Assets

The following table summarizes the composition of other current assets as of the dates indicated:

(in thousands)	September 30, 2025	December 31, 2024
Other current assets:
VAT refund receivable	$46	$43
Prepaid expenses	375	301
Indemnification receivable, net	7	7
Non-inventory deposits	1,152	952
Customs bonds	500	—
Other	—	2
	$2,080	$1,305

Accrued Expenses and Other Current Liabilities

The following table summarizes the composition of accrued expenses and other current liabilities as of the dates indicated:

(in thousands)	September 30, 2025	December 31,2024
Accrued expenses and other current liabilities:
Accrued employee compensation	$614	$1,052
Accrued professional fees	765	166
Other accrued expenses	176	—
	$1,555	$1,218

Customer Deposits

For certain product offerings we may receive a deposit from the customer (generally 25% - 50% of the total order cost, but the amount can vary by customer contract), when an order is placed by a customer. We typically complete orders related to customer deposits within one to nine months from the date of order, depending on the complexity of the customization and the size of the order, but the order completion timeline can vary by product type and terms of sale with each customer. Changes in our customer deposits liability balance during the three months ended September 30, 2025 were as follows:

(in thousands)	Customer Deposits
Balance as of December 31, 2024	$2,661
Increases due to deposits received, net of other adjustments	—
Customer adjustments	(2,309)
Revenue recognized	332
Balance as of September 30, 2025	$684

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) for the periods presented were as follows:

(in thousands)	Foreign Currency Translation	Unrealized Gain or (Loss) on Derivative Instrument	Total
Balance at December 31, 2023	$245	$—	$245
Other comprehensive income (loss)	20	—	20
Less: Other comprehensive (income) loss attributable to non-controlling interest	—	—	—
Balance at December 31, 2024	$265	$—	$265
Other comprehensive income (loss)	—	—	—
Less: Other comprehensive (income) loss attributable to non-controlling interest	—	—	—
Balance at September 30, 2025	$265	$—	$265

Supplier Concentration

Our four largest vendors accounted for an aggregate of approximately 34% and 44% of our total purchases for the three months ended September 30, 2025 and 2024, respectively. Our four largest vendors accounted for an aggregate of approximately 87% and 18% of our total purchases for the nine months ended September 30, 2025 and 2024, respectively.

Related Party Transactions

Renah Persofsky, who served as a Greenlane Director until October 23, 2025, is also a Principal Owner of Green Gruff USA Inc, (“Green Gruff”). In January 2025 the Company entered into an amended distribution agreement with Green Gruff.

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

On October 24, 2025, the Company appointed its Chief Investment Officer to manage digital-asset treasury activities. The Chief Investment Officer has relationships within the Berachain ecosystem. As of September 30, 2025, there were no related-party transactions to disclose. The Company will treat the Chief Investment Officer and certain Berachain-affiliated entities as related parties under ASC 850 and will disclose any material transactions in future periods. See Note 13.

NOTE 9. STOCKHOLDERS’ EQUITY

Shares of our Class A common stock have both voting interests and economic interests (i.e., the right to receive distributions or dividends, whether cash or stock, and proceeds upon dissolution, winding up or liquidation). All Class B shares were converted to Class A in December 2022. Accordingly, we no longer have Class B shares outstanding, and references to Class B are for historical context only. Each share of our Class A common stock entitles the record holder thereof to one vote on all matters on which stockholders generally are entitled to vote, and except as otherwise required in the A&R Charter, the holders of Common Stock will vote together as a single class on all matters (or, if any holders of our preferred stock are entitled to vote together with the holders of Common Stock, as a single class with such holders of preferred stock).

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

As part of the Purchase Agreement the Company agreed to place $2.5 million into an escrow account to ensure there were no misrepresentations were made by the Company as part of the private placement. As of September 30, 2025. the escrow balance of $1.7 million was repaid to the Company and $0.8 million was credited back to the Purchasers as a result of late filings made by the Company.

Exercise of Pre-Funded Warrants

During the nine months ended September 30, 2025, investors exercised a total of 1,375,435 pre-funded warrants previously issued in the February 2025 financing (including 1,353,658 Series B pre-funded warrants and 21,777 additional pre-funded warrants). All exercises were effected on a cashless basis; the Company received no proceeds. There were no pre-funded warrant exercises during the three months ended September 30, 2025.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of our Class A common stock is as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024

Numerator:
Net loss	$(8,933)	$(3,757)	$(16,015)	$(8,882)
Less: Net income (loss) attributable to non-controlling interests	—	—	—	(17)
Net loss attributable to Class A common stockholders	$(8,933)	$(3,757)	$(16,015)	$(8,865)
Denominator:
Weighted average shares of Class A common stock outstanding	1,386,551	685	805,484	736
Net loss per share of Class A common stock - basic and diluted	$(6.44)	$(5,484.67)	$(19.88)	$(12,044.84)

The June 2022 Pre-Funded Warrants, October 2022 Pre-Funded Warrants, July 2023 Pre-Funded Warrants were included in the weighted-average in the computation of basic net loss per share of Class A common stock for the three months ended September 30, 2025 and 2024, respectively, beginning with their issuance date, as their stated exercise price of $0.001 was non-substantive and their exercise was virtually assured.

The August 2024 Pre-Funded Warrants were included in the weighted-average in the computation of basic net loss per share of Class A commons stock for the year ended December 31, 2024, beginning with their issuance date, as their stated exercise price of $0.001 was non-substantive and their exercise was virtually assured.

The February 2025 Pre-Funded Warrants were included in the weighted-average in the computation of basic net loss per share of Class A commons stock for the nine months ended September 30, 2025, beginning with their issuance date, as their stated exercise price of $0.001 was non-substantive and their exercise was virtually assured.

For the three and nine months ended September 30, 2025 and 2024, respectively, stock options and warrants to purchase Class A common stock were excluded from the weighted-average in the computation of diluted net loss per share of Class A common stock because the effect would have been anti-dilutive.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive (in common stock equivalent shares):

	As of September 30,
	2025	2024
Stock options to purchase common stock	5	5
Warrants to purchase common stock	31,552	1,032
	31,557	1,037

NOTE 10. COMPENSATION PLANS

Amended and Restated 2019 Equity Incentive Plan

In April 2019, the Company adopted the Greenlane Holdings, Inc. 2019 Equity Incentive Plan (the “2019 Plan”). The Plan has been amended and restated several times since adoption. As of September 30, 2025, the Company’s equity incentive plan balances, including the total shares authorized for issuance, awards outstanding, and shares available for future grant, reflect all amendments approved through that date, including the plan’s evergreen feature. Changes approved after September 30, 2025 are disclosed in “Subsequent events” in Note 13.

Equity-Based Compensation Expense

Equity-based compensation expense is included within “salaries, benefits and payroll taxes” in our condensed consolidated statements of operations and comprehensive loss. We recognized equity-based compensation expense as follows:

	Nine months ended September 30,
(in thousands)	2025	2024
Stock options - Class A common stock	$—	$—
Restricted shares - Class A common stock	—	86
Total equity-based compensation expense	$—	$86

The Company did not record equity-based compensation for the three months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, there was no remaining unrecognized compensation expense.

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

During the three months ended September 30, 2025 and 2024, respectively, management performed an assessment of the realizability of our deferred tax assets based upon which management determined that it is not more likely than not that the results of operations will generate sufficient taxable income to realize portions of the net operating loss benefits. Consequently, we established a full valuation allowance against our deferred tax assets and reflected a carrying balance of $0 as of September 30, 2025 and December 31, 2024, respectively. In the event that management determines that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance will be made, which would reduce December the provision for income taxes.

Uncertain Tax Positions

For the three months ended September 30, 2025 and 2024, respectively, we did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties. The Company is subject to audit examination for federal and state purposes for the years still eligible under statutory guidelines. As of the date these financial statements were issued, there were not any ongoing income tax audits.

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

As noted above, we evaluated the realizability of the deferred tax assets resulting from the IPO and the related transactions completed in April 2019 and established a full valuation allowance against those benefits. As a result, we determined that the amount or timing of payments to noncontrolling interest holders under the TRA are no longer probable or reasonably estimable. Based on this assessment, our TRA liability was none as of September 30, 2025 and December 31, 2024.

If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, we will record a liability related to the TRA, which would be recognized as expense within our condensed consolidated statements of operations and comprehensive (loss) income.

During the three months ended September 30, 2025 and 2024, respectively, we did not make any payments, inclusive of interest, to members of the Operating Company pursuant to the TRA.

NOTE 12. SEGMENT REPORTING

We define our segments as those operations whose results are regularly reviewed by our CODM to analyze performance and allocate resources. Therefore, segment information is prepared on the same basis that management reviews financial information for operational decision-making purposes. The CFO acts as the CODM.

We determined we had one operating segment as of September 30, 2025. This operating segment aligns with how we manage our business as of the fourth quarter of 2024. The accounting policies of the reportable segments are the same as those described in “Note 2 - Summary of Significant Accounting Policies.”

Our CODM assesses the performance of our one operating segment based on the operating segments’ net sales and gross profit. The following table sets forth information by reportable segment for the three months ended September 30, 2025 and 2024.

	Three Months Ended September 30,
(in thousands)	2025	2024
Net sales	$737	$4,038
Cost of sales	5,840	1,011
Gross profit (loss)	$(5,103)	$3,027

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net sales	$2,994	$11,616
Cost of sales	7,374	6,066
Gross profit (loss)	$(4,380)	$5,550

The following table sets forth specific asset categories which are reviewed by our CODM in the evaluation of operating segments:

	As of
(in thousands)	September 30, 2025	December 31, 2024
Accounts receivable, net	$4,138	$4,262
Inventories	$6,250	$14,215
Vendor deposits	$64	$3,091

The following table sets forth net sales disaggregated by geography:

	Three Months Ended September 30,
(in thousands)	2025	2024
United States	$733	$4,027
Canada	4	—
Europe	—	11
Total net sales	$737	$4,038

	Nine Months Ended September 30,
(in thousands)	2025	2024
United States	$2,990	$9,252
Canada	4	157
Europe	—	2,207
Total net sales	$2,994	$11,616

The following table sets forth our long-lived assets by geographic area, which consist of property and equipment, net, and operating lease right-of-use assets:

	As of
(in thousands)	September 30, 2025	December 31, 2024
United States	$1,401	$2,459
Canada	—	4
Europe	—	—
Total long-lived assets	$1,401	$2,463

NOTE 13. SUBSEQUENT EVENTS

Private placement and adoption of digital asset treasury strategy

On October 20, 2025, the Company entered into subscription agreements for a private placement of Class A common stock and pre-funded warrants, such pre-funded warrants being subscribed for in U.S. dollars, USDC or USDT (or a combination thereof) or BERA, the native digital asset of the Berachain blockchain. The BERA consideration was valued at $1.9477 per BERA, based on a a seven-day trailing VWAP $0.9836 in the case of the Berachain Foundation. On October 23, 2025, the Company closed the private placement, and received approximately $24.3 million in cash and approximately $19.0 million in USDT and USDC, and held approximately 54.2 million BERA at closing. Beginning with periods after October 23, 2025, in-scope crypto assets will be measured at fair value with changes recognized in net income; no amounts are reflected in the Company’s financial statements for the period ended September 30, 2025. See the Company’s Current Report on Form 8-K filed on October 20, 2025 for the terms of the private placement, including the issuance of pre-funded warrants, exercise price, automatic cashless exercise upon stockholder approval, and beneficial ownership limits related to the pre-funded warrants.

The Company intends to use the majority of proceeds to acquire BERA and to establish digital asset treasury operations, with approximately $3.0 million earmarked for legacy operations.

The private placement and associated adoption of a digital asset treasury strategy are non-recognized subsequent events under ASC 855. The nature of the transactions and the expected financial statement impact in future periods are disclosed below.

Accounting policy and GAAP implications

Crypto assets that meet the scope of ASU 2023-08 (ASC 350-60) are measured at fair value each reporting period with changes recognized in net income. Beginning with periods after October 23, 2025, the Company will present subsequent changes in the fair value of its crypto assets in the consolidated statements of operations and will provide the required ASC 820 fair value and ASC 350-60 roll-forward disclosures, including principal market, pricing sources, and significant holdings. Because these transactions occurred after September 30, 2025, no amounts related to these crypto assets are recognized in the accompanying 2025’s third quarter financial statements.

Subsequent to September 30, 2025, the Company established a digital-asset treasury and expects to begin holding crypto assets in the fourth quarter of 2025. See Part II, Item 1A “Risk Factors” for a discussion of risks related to custody, valuation, pricing volatility, and regulatory matters.

Equity Incentive Plan

Subsequent to September 30, 2025, the Company included in its proxy statement a proposal to increase the share reserve under the Company’s equity incentive plan to 3,000,000 shares. The plan already includes an evergreen provision, approved at the December 2024 annual meeting, that automatically increases the plan reserve on January 1 each year by 15 percent of the total number of shares outstanding as of the prior December 31. The Company expects to file a registration statement on Form S-8 to register any additional shares following stockholder approval. These proposed changes are not reflected in the Company’s balances as of September 30, 2025.

Governance update

On October 23, 2025, the Board established a Digital Assets Committee to oversee the Company’s digital-asset treasury strategy.

Related-party

On October 24, 2025, the Company entered into an employment agreement with its Chief Investment Officer to manage the BERA treasury strategy. The executive has disclosed ownership interests and ongoing activities in a separate digital asset trading business and an economic interest in BERA awards from a Berachain-affiliated entity. Management has concluded there were no related-party transactions requiring disclosure under Item 404(a) of Regulation S-K as of the 8-K filing date; however, the Company will treat the officer as a related party under ASC 850 and will monitor transactions with the Berachain Foundation or other Berachain-affiliated entities and will disclose any material related-party transactions in future periods.

Strategic Alternatives

After September 30, 2025, the Board began evaluating strategic alternatives for the legacy distribution business.

Inventory

After September 30, 2025, the Company initiated an Inventory Monetization Project to accelerate disposition of aged inventory.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of Greenlane Holdings, Inc. and its consolidated subsidiaries (“Greenlane” and, collectively with the Operating Company and its consolidated subsidiaries, the “Company”, “we”, “us” and “our”) for the quarterly period ended September 30, 2025 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and related notes of Greenlane Holdings, Inc. for the year ended December 31, 2024, which are included in our Annual Report on Form 10-K.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, , including statements regarding the gradual strategic alternative from the legacy distribution business, the digital-asset treasury strategy, expected proceeds, fair-value measurement of crypto assets, liquidity, and anticipated costs and timing. Forward-looking statements are based on current expectations and are subject to risks and uncertainties that could cause actual results to differ materially, including those described under “Risk Factors” and elsewhere in this report. The Company undertakes no obligation to update forward-looking statements except as required by law.

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

Our Greenlane Brands include our more affordable product line – Groove, our premium smoke shop and ancillary product brand – Higher Standards, and our child-resistant packaging brand - Pollen Gear (the “Greenlane Brands”). In collaboration with our partner brands, Greenlane is strategically positioned to serve as a comprehensive one-stop shop for all buyers. We also have category-exclusive licenses for the premium Marley Natural branded products.

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

Restructuring Activities

The Company remains committed to minimizing losses and working capital needs by reducing or eliminating unprofitable activities. At Greenlane, we are intensely focused on making our business profitable and well-capitalized for long-term sustainability. Our key initiatives include:

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

Recent Developments

Private placement and liquidity

On October 23, 2025, the Company closed a $110 million private placement consisting of cash subscriptions and crypto-denominated subscriptions in support of a Bera-focused treasury strategy. The closing delivered approximately $24.3 million of net cash proceeds and approximately $19.0 million of stablecoin proceeds, and resulted in holdings of approximately 54.2 million BERA as of October 23, 2025. These proceeds strengthen near-term liquidity while the Company pursues strategic alternatives for its legacy distribution business. The private placement included pre-funded warrants funded in cash and in crypto; the crypto-funded pre-funded warrants are exercisable into shares following stockholder approval. These post-quarter developments do not affect third-quarter results. For the full description of terms and instruments, see Note 13, “Subsequent Events,” and the Company’s Current Report on Form 8-K filed October 20, 2025.

Digital asset treasury strategy and Bera treasury policy

On October 23, 2025, the Board approved a treasury policy that designates Bera, the native digital asset of the Berachain network, as the principal asset in the Company’s corporate treasury reserve. The Board formed a Digital Assets Committee, chaired by Bruce Linton and including director Billy Levy, to oversee this policy, and appointed Benjamin Isenberg as Chief Investment Officer to manage the Bera strategy and related controls. The Company intends to accumulate and hold Bera as its principal digital asset; near-term plans do not include allocating treasury assets to other digital assets, which increases concentration risk.

Governance and controls include a two-tier custody model (cold reserve with a small operational wallet), policy-based approvals with two-person release, allowlists, limits, recovery procedures, and expanded reporting aligned to public-company controls. The Audit Committee oversees related-party considerations and reviews policy compliance. The Digital Assets Committee charter authorizes, among other things: (i) review and approval of digital-asset strategy (including staking, validator, and limited decentralized-finance participation); (ii) monitoring of market and protocol developments; (iii) evaluation of partnerships and protocol changes; (iv) review of related-party matters; (v) oversight of internal controls and reporting for digital assets; (vi) risk oversight for market volatility, cybersecurity, and compliance; (vii) approval of wallet-access, segregation-of-duties, and operational thresholds; and (viii) validation of valuation methods and fair-value classifications.

To manage price risk, the Company may selectively use hedging instruments such as options, swaps, or futures with institutional-grade counterparties, subject to availability and cost. The Company may engage in on-chain activities in a controlled manner, including staking, limited validator operations, and measured decentralized-finance participation, subject to legal, compliance, and control requirements.

Beginning in the fourth quarter of 2025, in-scope crypto assets are measured at fair value with changes recognized in earnings under Accounting Standards Update 2023-08. Fair value measurement follows Accounting Standards Codification Topic 820, including principal-market determinations, pricing controls, and fair-value hierarchy disclosures. These requirements may introduce earnings volatility.

A more detailed description of risks related to pricing volatility, custody, valuation, and regulation appears in Part II, Item 1A “Risk Factors.” Additional information about post-quarter activity and policy governance is provided in Note 13, “Subsequent Events,” and in the Company’s Current Report on Form 8-K filed October 20, 2025.

Risk considerations

Key risks include volatility in BERA prices, custody and operational risks, counterparty risk for stablecoins and protocols, regulatory changes, and potential dilution from warrant exercises associated with the offering. We have implemented controls to mitigate these risks; however, market conditions may cause results to differ from expectations. See Part II, Item 1A “Risk Factors”.

Related-party considerations

The Chief Investment Officer’s background and outside digital asset activities have been disclosed. Management has implemented segregation of duties, dual-authorization controls, and oversight through the Digital Assets Committee. The Company will monitor and disclose any material related-party transactions in future filings.

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

In December 2023, the FASB issued ASU 2023-08 (ASC 350-60) requiring in-scope crypto assets to be measured at fair value with changes in net income and presented separately, with enhanced disclosures under ASC 820. The standard is effective for fiscal years beginning after December 15, 2024, including interim periods. We adopted the standard effective January 1, 2025. The Company did not hold crypto assets as of September 30, 2025; therefore no crypto-related balances or results are recorded in Q3. Beginning in Q4 2025, we expect earnings volatility from fair-value changes and will provide ASC 820 hierarchy, valuation, and sensitivity disclosures, together with custody and pricing-control updates.

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

Fair value measurement of crypto assets

Beginning in Q4 2025, crypto assets within the scope of ASU 2023-08 are measured at fair value with changes recognized in earnings. Significant judgments include identification of the principal market, selection of pricing sources, fair value hierarchy classification, and controls over period-end pricing. The Company obtains observable prices from principal markets when available and uses alternative sources if principal market data are temporarily unavailable. The Company also prepares a roll-forward of significant crypto assets and performs daily to monthly reconciliations between wallet activity and the general ledger. Because crypto markets can be volatile and fragmented, different assumptions or market conditions could materially affect reported results.

Recent Accounting Pronouncements

See “Note 2—Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of our Form 10-K filed on March 21, 2025.

Results of Operations

The following table presents operating results for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
			% of Net sales		Change
	2025	2024	2025	2024	$	%

Net sales	$737	4,038	100%	100%	$(3,301)	(82)%
Cost of sales	5,840	1,011	792%	25%	4,829	478%
Gross profit (loss)	(5,103)	3,027	(692)%	75%	(8,130)	(269)%

Operating expenses:
Salaries, benefits and payroll taxes	1,462	1,609	198%	40%	(147)	(9)%
General and administrative	1,956	1,771	265%	44%	185	10%
Restructuring expenses	492	—	67%	—%	492	100%
Depreciation and amortization	87	185	12%	5%	(98)	(53)%
Total operating expenses	3,997	3,565	542%	88%	432	(12)%
Loss from operations	(9,100)	(538)	(1,235)%	(13)%	(8,562)	(1,592)%

Other income (expense), net:
Interest expense	(2)	(3,219)	—%	(80)%	3,217	(100)%
Other income, net	169	—	(23)%	—%	169	100%
Total other income (expense), net	167)	(3,219)	(23)%	(80)%	3,386	(105)%
Loss before income taxes	(8,933)	(3,757)	(1,212)%	(93)%	(5,176)	(138)%
Provision for income taxes	—	—	—%	—%	—	—%
Net loss	(8,933)	(3,757)	(1,212)%	(93)%	(5,176)	(138)%

Consolidated Results of Operations

Net Sales

For the three months ended September 30, 2025, net sales were approximately $0.7 million, compared to approximately $4.0 million for the same period in 2024, representing a decrease of $3.3 million, or 82%. The recent reorganization of the sales team and the challenges of recruiting a stronger sales team in 2025 negatively impacted sales in the first half of the year.

Cost of Sales and Gross Margin

For the three months ended September 30, 2025, cost of sales increased by $4.8 million, or 478%, as compared to the same period in 2024. Management completed a comprehensive review of inventory aging and realizability in connection with the Company’s transition under the Bera initiative toward a capital-light, IP-driven operating model. As a result, the Company recorded a $5.0 million non-cash inventory reserve to reflect expected recoveries from legacy product lines.

Gross margins decreased by 269% to (692)% for the three months ended September 30, 2025, compared to 75% for the same period in 2024. The decrease in gross margins can be attributed to write-offs of slow moving inventory.

Salaries, Benefits and Payroll Taxes

Salaries, benefits and payroll taxes expenses were approximately $1.5 million for the three months ended September 30, 2025, compared to $1.6 million for the same period in 2024. The decrease is related to the reduction in workforce to right-size the business and focus on profitability.

As we continue to closely monitor the evolving business landscape, we remain focused on identifying cost-saving opportunities while delivering on our strategy to recruit, train, promote and retain the most talented and success-driven personnel in the industry.

General and Administrative Expenses

General and administrative expenses were approximately $2.0 million for the three months ended September 30, 2025, compared to $1.8 million for the same period in 2024. The increase is related increases in professional and outside services, facility expenses, outbound freight, other general and administrative, marketing and general insurance.

Restructuring Expenses

Restructuring and transformation costs were $0.5 million for the three months ended September 30, 2025, primarily related to personnel actions under the Company’s cost reduction strategy and the strategic transition to a crypto treasury model.

Depreciation and Amortization Expense

Depreciation and amortization expense were approximately $0.1 million for the three months ended September 30, 2025, compared to $0.2 million for the same period in 2024. Depreciation remained relatively constant as additions and deletions were insignificant.

Other Income (Expense), Net

Interest expense

Interest expense decreased approximately $3.2 million for the three months ended September 30, 2025 compared to the same period in 2024. The decrease is primarily related to reduction in overall debt as all of the Company’s debt was repaid in February 2025.

Other expense, net.

Other income, net, increased by approximately $0.2 million for the three months ended September 30, 2025, compared to the same period in 2024. The change is primarily due miscellaneous income in the current year.

Provision for (Benefit from) Income Taxes

For the three months ended September 30, 2025 and 2024, respectively, the effective tax rate differed from the U.S. federal statutory tax rate of 21% primarily due to the Operating Company’s pass-through structure for U.S. income tax purposes, the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and the full valuation allowance against the deferred tax asset.

Consolidated Results of Operations

	Nine Months Ended September 30,
			% of Net sales		Change
	2025	2024	2025	2024	$	%

Net sales	$2,994	11,616	100%	100%	$(8,622)	(74)%
Cost of sales	7,374	6,066	246%	52%	1,308	22%
Gross profit (loss)	(4,380)	5,550	(146)%	48%	(9,930)	(179)%

Operating expenses:
Salaries, benefits and payroll taxes	3,848	6,066	129%	52%	(2,218)	(37)%
General and administrative	6,550	6,864	219%	59%	(314)	(3)%
Restructuring expenses	492	—	16%	—	492	100%
Depreciation and amortization	394	635	13%	65%	(241)	(38)%
Total operating expenses	11,284	13,565	377%	117%	(2,281)	(17)%
Loss from operations	(15,664)	(8,015)	(523)%	(69)%	(7,649)	(95)%

Other income (expense), net:
Interest expense	(393)	(4,030)	(13)%	(35)%	3,637	90%
Change in fair value of contingent consideration	—	1,000	—%	9%	(1,000)	100%
Gain on extinguishment of debt	—	2,166	—%	19%	(2,166)	100%
Other income, net	41	(3)	1%	(1)%	45	1,500%
Total other income (expense), net	(351)	(867)	(12)%	(7)%	516	(60)%
Loss before income taxes	(16,015)	(8,882)	(535)%	(76)%	(7,133)	(80)%
Provision for income taxes	—	17	—%	—%	(17)	(100)%
Net loss	(16,015)	(8,865)	(535)%	(76)%	(7,150)	(81)%

Net Sales

For the nine months ended September 30, 2025, net sales were approximately $3.0 million, compared to approximately $11.6 million for the same period in 2024, representing a decrease of $8.6 million, or 74%. The recent reorganization of the sales team and the challenges of recruiting a stronger sales team in 2025 negatively impacted sales in the first half of the year.

Cost of Sales and Gross Margin

For the nine months ended September 30, 2025, cost of sales increased by $1.3 million, or 22%, as compared to the same period in 2024. The increase was driven by the increase of supplier chain costs and the $5.0 million increase in inventory reserves. Management completed a comprehensive review of inventory aging and realizability in connection with the Company’s transition under the Bera initiative toward a capital-light, IP-driven operating model. As a result, the Company recorded a $5.0 million non-cash inventory reserve to reflect expected recoveries from legacy product lines.

Gross margin declined from 48% to (146)%, a decrease of 194 percentage points, primarily due to the $5.0 million non-cash inventory reserve noted above.

Salaries, Benefits and Payroll Taxes

Salaries, benefits and payroll taxes expenses were approximately $3.8 million for the nine months ended September 30, 2025, compared to $6.1 million for the same period in 2024. The decrease is related to the reduction in workforce to right-size the business and focus on profitability.

As we continue to closely monitor the evolving business landscape, we remain focused on identifying cost-saving opportunities while delivering on our strategy to recruit, train, promote and retain the most talented and success-driven personnel in the industry.

General and Administrative Expenses

General and administrative expenses were approximately $6.6 million for the nine months ended September 30, 2025, compared to $6.9 million for the same period in 2024. The decrease is related increases in professional and outside services, facility expenses, outbound freight, other general and administrative, marketing and general insurance.

Restructuring Expenses

Restructuring and transformation costs were $0.5 million for the nine months ended September 30, 2025, primarily related to personnel actions under the Company’s cost reduction strategy and the strategic transition to a crypto treasury model.

Depreciation and Amortization Expense

Depreciation and amortization expense were approximately $0.4 million for the nine months ended September 30, 2025, compared to $0.6 million for the same period in 2024. Depreciation remained relatively constant as additions and deletions were insignificant.

Other Income (Expense), Net

Interest expense

Interest expense decreased approximately $3.6 million for the nine months ended September 30, 2025 compared to the same period in 2024. The decrease is primarily related to reduction in overall debt as all of the Company’s debt was repaid in February 2025.

Change in fair value of contingent consideration

There was a change in fair value of contingent consideration of approximately none for the nine months ended September 30, 2025 compared to $1.0 million for the same period in 2024. the Company recorded a fair value change of $1.0 million associated with a reduction in earn outs for Eyce and DaVinci products.

Gain on debt extinguishment

There was a decrease in gain on debt extinguishment of approximately none for the nine months ended September 30, 2025, compared to $2.2 million for the same periods in 2024. The change is primarily related to a difference in the reduction in overall debt modification with Synergy, offset by the carrying value of the Davinci and Eyce assets acquired by Synergy.

Other expense, net

Other income, net, increased by approximately $0.1 million for the nine months ended September 30, 2025, compared to the same period in 2024. The change is primarily due miscellaneous income in the current year.

Provision for (Benefit from) Income Taxes

For the three months ended September 30, 2025 and 2024, respectively, the effective tax rate differed from the U.S. federal statutory tax rate of 21% primarily due to the Operating Company’s pass-through structure for U.S. income tax purposes, the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and the full valuation allowance against the deferred tax asset.

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

Liquidity overview

At September 30, 2025, we had cash and cash equivalents of $1.8 million and no borrowings outstanding. After quarter end, we closed a private placement described in the Current Report on Form 8-K filed October 20, 2025. Net proceeds increased liquidity in cash and digital assets. See “Subsequent events” in Note 13 of this Form 10-Q and the Current Report on Form 8-K filed October 20, 2025 for offering terms and use of proceeds. We expect fair-value accounting for crypto assets to introduce variability beginning in Q4 2025; controls to manage liquidity include qualified custody, two-person approvals, and daily monitoring.

Near-term priorities are executing the inventory monetization project, maintaining core capabilities that support the Board’s evaluation of strategic alternatives for the legacy distribution business and related assets, and advancing the Company’s digital-asset strategy and treasury operations.

ATM Program and Shelf Registration Statement

We maintained a shelf registration on Form S-3 and an at-the-market equity program from August 2021 through December 31, 2022, under which we sold $12.7 million of Class A common stock and paid $0.4 million in agent fees. We made no at-the-market sales in 2024 or 2025. The prior shelf is not currently available; any future at-the-market activity would require a new Form S-3. This historical activity affects the prior-period liquidity discussion only and does not affect third-quarter 2025 results.

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

In addition, pursuant to the terms of the Exchange Agreement, the Company agreed to issue warrants to the Holders, with an initial exercise price of $2,280, exercisable 180 days after issuance (the “Exchange Inducement Warrants”). The Exchange Inducement Warrants were issued to incentivize the holders to exercise some or all of their existing warrants originally issued on August 13, 2024 (the “Existing Warrants”) for cash, which existing warrants have an exercise price of $1.875 per share. The Exchange Inducement Warrants are initially exercisable for zero shares, but to the extent that the Holders exercise any of such Existing Warrants during the one-hundred ninety-day inducement period, the Exchange Inducement Warrants will become exercisable on April 30, 2025 for 200% of the number of Existing Warrants exercised for cash during such inducement period. As part of the February 2025 Offering, the exercise price of these warrants was adjusted to $892.50 per share.

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

Accounts Receivable and Collectability

Accounts receivable remained broadly consistent with December 31, 2024 despite reduced sales activity in the quarter. We monitor credit risk through weekly aging reviews; during periods of limited sales activity we perform targeted collectability assessments by customer and aging bucket, and we adjust the allowance for credit losses when facts and circumstances indicate heightened loss risk. We will update the allowance prospectively if the aging profile deteriorates or if specific collectability concerns arise.

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

Management Initiatives

In an effort to minimize losses and working-capital needs, management is focusing on cost controls, simplifying operations, and monetizing legacy assets while the Board considers strategic alternatives for the legacy distribution business.

Liquidity actions after quarter-end

On October 23, 2025, the Company closed a private placement that provided approximately $24.3 million of net cash, approximately $19.0 million of stablecoin proceeds, and resulted in holdings of approximately 54.2 million BERA. These proceeds strengthen near-term liquidity and support the Company’s digital-asset treasury strategy. See “Subsequent events.”

Inventory monetization and working-capital discipline

Management is executing a structured monetization program to convert legacy inventory to cash, informed by recent recovery experience and market pricing. In the third quarter, the Company increased its inventory reserve by $5.0 million to reflect lower expected recovery on certain aged and discontinued items. Purchasing remains tightly controlled, and vendor terms and returns/allowances are being actively renegotiated to accelerate cash conversion.

Operating cost reductions and footprint simplification

Since mid-year, the Company has consolidated facilities, streamlined its e-commerce platforms, resized the sales organization, and reduced third-party spend. Additional reductions are underway to align the cost base with the smaller legacy footprint and the go-forward operating model.

Commercial focus and brand support

The Company launched on the Mainstem B2B marketplace and engaged Cannabis Creative Group to drive targeted acquisition and re-engagement of wholesale customers. During 2025, the Company also entered distribution arrangements with Greentank Technologies and ALD Group Limited and renewed focus on selective partner brands, including Green Gruff.

Governance and controls for the digital-asset treasury

In October 2025, the Board formed a Digital Assets Committee and approved a treasury policy that prioritizes BERA as the principal digital asset. Management is implementing two-tier custody, dual-authorization wallet controls, and expanded reporting to support public-company requirements. See “Risk Factors” and “Controls and Procedures.”

Ongoing vendor and systems rationalization

The Company continues to renegotiate supplier terms, consolidate technology tools, and evaluate a lower-cost finance system appropriate for a public company without warehouse operations, with the goal of reducing recurring systems expense and complexity.

Results context

We incurred net losses of $9.0 million and $16.1 million for the three and nine months ended September 30, 2025, respectively. Cash used in operating activities for the nine months ended September 30, 2025 was $11.8 million. The recent macroeconomic environment has pressured demand versus plan, reducing projected revenue and cash flows used in the going-concern evaluation.

Outlook and plan

Based on cash on hand (including the October 2025 private placement proceeds), expected cash generation from the inventory monetization program, and the cost-reduction initiatives described above, management currently believes the Company has sufficient liquidity to fund working-capital needs, capital expenditures, and scheduled obligations for at least the next 12 months. Execution risks remain, and the Company may seek additional capital depending on timing of monetization receipts, market conditions, and strategic opportunities.

Planned actions over the next twelve months include, without limitation:

● further operating-expense reductions to align costs with the smaller legacy footprint;

● continued monetization of legacy inventory and improvements in vendor terms;

● focused commercial activity on profitable customers and products;

● disciplined execution of the digital-asset treasury policy with appropriate controls; and

● opportunistic capital raising if warranted by liquidity or strategy.

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

As of September 30, 2025, we did not have any off-balance-sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q:

Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(11,802)	$(5,232)
Net cash used in investing activities	$(75)	$(173)
Net cash provided by financing activities	$12,788	$7,248

Net Cash Used in Operating Activities

During the nine months ended September 30, 2025, net cash used in operating activities of approximately $11.8 million consisted of (i) net loss of $16.0 million, offset by non-cash adjustments to net loss of approximately $1.4 million, and (ii) a $2.8 million overall decrease in working capital primarily driven by increases in accounts receivable offset by decreases in inventory, vendor deposits, other current assets, accounts payable and accrued expenses and customer deposits.

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

Net Cash Used in Investing Activities

During the nine months ended September 30, 2025, net cash used in investing activities of approximately $0.1 million consisted primarily of capital expenditures.

During the nine months ended September 30, 2024, net cash used in investing activities of approximately $0.2 million consisted primarily of capital expenditures.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2025, net cash provided by financing activities of approximately $12.8 million primarily consisted of approximately $20.7 million in proceeds from our February 2025 private placement offset by $8.0 million in payments on our debt.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Digital-asset price risk

The Company is exposed to market risk from changes in the fair value of BERA and other digital assets acquired after quarter end. A sustained decline in market prices would adversely affect earnings in periods after acquisition. Because the Company held no crypto assets as of September 30, 2025, a quantitative sensitivity analysis is not presented for Q3. Beginning in Q4 2025, the Company expects to include quantitative disclosures when material.

Stablecoin and counterparty risk

Stablecoins may experience de-pegging or issuer risk. The Company mitigates this risk by limiting concentrations and by holding stablecoins with transparent reserve attestation, subject to management review.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described in Item 9A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024, which have not yet been remediated as of September 30, 2025.

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

Changes in Internal Control Over Financial Reporting

In 2020 we began a multi-year implementation of a new enterprise resource planning system that fully replaced our legacy financial systems in 2023. The new system is designed to maintain accurate financial records, improve the flow of financial information, strengthen data management, and provide timely information to management. Since implementation, we have continued to refine processes and procedures, which may result in changes to our internal control over financial reporting. We evaluate these changes each quarter to determine whether they materially affect internal control over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to quarter end, the Company established a digital asset treasury and expects to begin holding crypto assets during the fourth quarter of 2025. These activities require additional controls over digital asset custody, valuation, and reporting. Management is designing and implementing these controls as part of the broader remediation plan.

While we continue to make progress in remediating the previously identified material weakness, the addition of new control areas related to digital asset activities may extend the timeline for full remediation. We will provide updates as implementation progresses.

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

The Company has incurred net losses of $16.0 million and $8.9 million for the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, the Company used $11.8 million and $5.2 million in operating activities, respectively.

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

Our financial results and the market price of our Common Stock may be affected by the prices of BERA.

As part of our capital allocation strategy for assets that are not required to provide working capital for our ongoing operations, we have invested and will continue to invest in BERA. As of the date of this prospectus, we hold over 54,000,000 BERA. The price of BERA has historically been subject to dramatic price fluctuations and is highly volatile. In addition, because our Treasury Policy is currently primarily concentrated in BERA, adverse developments specific to BERA, including protocol-level failures, governance decisions, validator network instability, or ecosystem contraction, could disproportionately impact our financial condition.

Any decrease in the fair value of BERA below our carrying value for such assets could require us to incur a loss due to the decrease in fair market value, and such charge could be material to our financial results for the applicable reporting period, which may create significant volatility in our reported earnings. Any decrease in reported earnings or increased volatility of such earnings could have a material adverse effect on the market price of our Common Stock. In addition, the application of generally accepted accounting principles in the United States, with respect to BERA, may change in the future and could have a material adverse effect on our financial results and the market price of our Common Stock.

In addition, if investors view the value of our Common Stock as dependent upon or linked to the value or change in the value of our BERA holdings, the price of BERA may significantly influence the market price of our Common Stock.

Our Common Stock may trade at a substantial premium or discount to the value of the BERA tokens we hold, and our stock price may be more volatile than the price of BERA.

The market price of our Common Stock reflects many factors that do not affect the spot price of BERA and may therefore diverge materially — positively or negatively — from the per-share value of our BERA token holdings (net of cash, other assets and liabilities). These factors include, among others: our corporate-level expenses; taxes; the timing, size and pricing of equity or debt financings (including at-the-market offerings, equity line financings or convertible securities), equity awards and other sources of dilution; expectations about our future purchases or sales of BERA tokens or our onchain activities, including staking, validator or other DeFi initiatives; our liquidity and public float; differences in trading hours and market microstructure between our Common Stock and spot markets for BERA tokens; changes in index inclusion, analyst coverage or investor sentiment toward us as an operating company; our corporate governance, financial reporting, and any actual or perceived operational, custody, technology or regulatory risks specific to us; and broader equity-market conditions independent of digital asset markets. As a result, our Common Stock may trade at a premium or discount to the value of our BERA token holdings for extended periods, and may be more volatile than the price of BERA tokens. Accordingly, investors could lose all or a substantial part of their investment even if the market price of BERA does not decline, and may not benefit commensurately from increases in the market price of BERA tokens.

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our BERA token holdings.

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future from holding or selling significant amounts of BERA tokens.

The price of BERA tokens is subject to dramatic price fluctuations and is highly volatile. For example, from February 6, 2025 (the date BERA tokens first became available on digital asset trading platforms) through October 26, 2025, the price of BERA tokens, as reported by CoinGecko.com, ranged from a high of $8.75 to a low of $1.58. We are required to measure our BERA token holdings at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our BERA tokens in net income each reporting period, which may create significant volatility in our reported earnings and decrease the carrying value of our digital assets, which in turn could have a material adverse effect on the market price of our common stock. Conversely, any sale of BERA tokens at prices above our carrying value for such assets creates a gain for financial reporting purposes even if we would otherwise incur an economic or tax loss with respect to such transaction, which also may result in significant volatility in our reported earnings.

Because we intend to purchase additional BERA tokens in future periods and increase our overall holdings of BERA tokens, we expect that the proportion of our total assets represented by our BERA token holdings will increase in the future. As a result, volatility in our earnings may be significantly more than what we experienced in prior periods.

For many reasons, including those described below, our operating results, revenues, and expenses may vary significantly in the future from quarter to quarter. These fluctuations could have an adverse effect on the market price of our Common Stock.

The trading prices of many digital assets, including BERA, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in the trading prices of BERA, could have a material adverse effect on the value of the Common Stock.

The trading prices of many digital assets, including BERA, have experienced extreme volatility in recent periods and may continue to do so, including as a result of shifts in market sentiment, speculative trading, macroeconomic trends, technology-related disruptions, and regulatory announcements. Digital asset trading markets, including the BERA network, are relatively new, largely unregulated, and, at times, subject to limited liquidity. As a result, trading activity on or reported by these digital asset trading platforms, including BERA, is generally significantly less regulated than trading in regulated U.S. securities and commodities markets and may reflect behavior that would be prohibited in regulated U.S. trading venues. Furthermore, many digital asset trading platforms lack certain safeguards put in place by more traditional exchanges to enhance the stability of trading on the platform. The digital asset markets may also be experiencing a bubble or may experience a bubble in the future, which may undermine confidence and affect liquidity of the digital asset markets. A rapid decrease in the price of BERA —whether as a result of negative perception, a lack of stability in the digital asset trading platforms, market manipulation of cryptocurrency trading platforms by customers, a cyber-security incident, regulatory action, or other factors—could materially reduce the value of any BERA we hold, force us to recognize impairment charges, trigger defaults or covenant breaches in any future financing arrangements, and could have a material adverse effect on the value of our Common Stock that may result in the loss of all or substantially all of its value.

Risks Related to Our Digital Asset Trading Strategy and Cryptocurrencies

We have recently adopted a digital asset treasury strategy with a focus on BERA, and we may be unable to successfully implement this new strategy.

We have recently adopted our Treasury Policy primarily dedicated to BERA, including potential investments in BERA, including through staking, validator activities and engaging in other DeFi strategies. There is no assurance that we will be able to successfully implement our Treasury Policy or operate BERA-related activities at the scale or profitability currently anticipated. BERA operates with a proof-of-liquidity consensus mechanism, which differs significantly from other consensus mechanisms, and will require specialized employee skillsets and novel treasury management practices tailored to the Berachain network. Further, there is ongoing scrutiny and limited formal guidance from regulatory agencies, including Nasdaq and the SEC, with respect to the treatment of public company digital asset strategies. Our inability to implement the Treasury Policy for whatever reason, could have a material adverse effect on our business and financial condition.

Our shift towards a BERA -focused strategy requires substantial changes in our day-to-day operations and exposes us to significant operational risks.

Our shift towards a BERA- focused strategy exposes us to significant operational risks. In connection with the implementation of our Treasury Policy, we intend to operate a validator to help secure the Berachain network, and we expect to allocate a portion of our BERA holdings to other onchain activities, including staking and certain DeFi strategies. If we serve as a validator, we may suffer slashing or forfeiture of rewards due to downtime, misconfiguration, or malicious software, materially reducing the number of BERA held in our treasury. In addition, the Berachain protocol is rapidly evolving, with frequent upgrades and protocol changes that may require significant adjustments to our operational setup and allocation strategy. The upgrades and protocol changes may require that we incur unanticipated costs and could cause temporary service disruptions. We may also need to employ third-party service providers in our operations, which may introduce risks outside of our control, including significant cybersecurity risks. In connection with our proposed activities, we intend to operate a validator to secure the Berachain network. If we choose to serve as a validator, we may suffer slashing or forfeiture of rewards due to downtime, misconfiguration, or malicious software, materially reducing the number of BERA held in our treasury. Any of these operational risks could materially and adversely affect our ability to execute our Treasury Policy, prevent us from realizing positive returns and severely hurt our financial condition.

A disruption of the internet may affect the operation of blockchain networks, which may adversely affect the digital asset industry and an investment in us.

Blockchain protocols rely on the internet. A significant disruption of internet connectivity could disrupt blockchain networks’ functionality until such disruption is resolved. A disruption in the internet could adversely affect an investment in us. In particular, some variants of blockchain protocols have experienced denial-of-service attacks, which have led to temporary delays in block creation and digital asset transfers.

Digital assets are also susceptible to border gateway protocol hijacking (“BGP hijacking”). Such an attack can be a very effective way for an attacker to intercept traffic en route to a legitimate destination. BGP hijacking impacts the way different nodes are connected to one another to isolate portions of them from the remainder of the network, which could lead to a risk of the network allowing double-spending and other security issues.

Any internet failures or internet connectivity-related attacks that impact the ability to transfer or secure digital assets could have a material adverse effect on the price of digital assets generally, and BERA’s value specifically, and the value of an investment in us.

Blockchain technologies are based on theoretical conjectures as to the impossibility of solving certain cryptographical puzzles quickly. These premises may be incorrect or may become incorrect due to technological advances.

Blockchain technologies are premised on theoretical conjectures as to the impossibility, in practice, of solving certain mathematical problems quickly. Those conjectures remain unproven, however, and mathematical or technological advances could conceivably prove them to be incorrect. Blockchain technology companies may also be negatively affected by cryptography or other technological or mathematical advances, such as the development of quantum computers with significantly more power than computers presently available, that undermine or vitiate the cryptographic consensus mechanism underpinning Berachain and other blockchain protocols. If either of these events were to happen, markets that rely on blockchain technologies could quickly collapse, and an investment in our Common Stock may be adversely affected.

Technical shortcomings or defects in the BERA network, including changes to its validator structure, governance model, or core software, could diminish the utility and value of BERA and harm our business.

The BERA network is a public, open-source and decentralized blockchain protocol that is not under our or any single party’s control. Its ongoing viability depends on the continued consensus and cooperation of independent developers, validators, tokenholders, and other ecosystem participants. The existing Berachain protocol may be subject to significant alterations, including by way of community governance votes, and any such changes may have a material adverse effect on BERA and the viability of the Berachain protocol. If Berachain experiences a successful cyber-attack, a material software bug, a “hard fork” that fragments the network, or a prolonged outage, market confidence in BERA could be severely undermined. Similarly, decisions by influential validators to adopt protocol changes, modify transaction-fee structures, or alter other existing practices or network governance could adversely affect BERA’s economics and, therefore, the value of our holdings. Further, because the governance of decentralized networks, such as Berachain, is by voluntary consensus, a single party could gain majority control of the network, and enact changes or amendments to the network that are otherwise undesirable to other participants. Were this to happen, it could harm the value of BERA and therefore the value of the Common Stock.

If validators exit the BERA network, it could increase the likelihood of a malicious actor obtaining control.

Validators exiting the network could make BERA more vulnerable to a malicious actor obtaining control of a large percentage of staked BERA, which might enable them to manipulate the BERA network by censoring or manipulating specific transactions, or undermining the economic incentives underlying the Berachain ecosystem. If the BERA network suffers such an attack, the price of BERA could be negatively affected, and a loss of confidence in the BERA network could result. Any reduction in confidence in the transaction confirmation process or staking power of the BERA network may adversely affect an investment in the Common Stock.

Berachain may not be able to compete with other blockchain networks. If Berachain is not able to compete successfully, the value of BERA would be significantly affected.

Berachain faces intense competition from a large number of established layer-1 blockchains, including Ethereum, Solana, and Binance Smart Chain, layer-2 scaling solutions, and emerging protocols, many of which currently maintain significantly larger active user bases, higher total value locked (“TVL”), more extensive developer communities, broader third-party tooling and wallet support, deeper liquidity across centralized and decentralized exchanges, and more robust cross-chain interoperability frameworks. These competing networks may offer lower transaction fees, faster finality, superior virtual machine performance, more advanced smart-contract languages, or more effective incentive programs that attract users, liquidity providers, dApp developers, and other participants away from Berachain. If Berachain fails to generate sufficient user interest relative to these alternatives, the network could experience reduced protocol adoption and diminished liquidity. Such outcomes may lead to lower user and transaction volumes, reduced fee revenue, impaired ability to fund ongoing development, and a downward spiral in token valuation, ultimately jeopardizing the long-term viability of the Berachain ecosystem.

The economic design underlying PoL may be flawed, may fail to gain adoption, or may be exploited. Any such events could undermine the growth and development of the Berachain network.

Berachain’s network security, incentive alignment, and ecosystem growth depend entirely on the proper functioning of its novel PoL consensus mechanism, including the recently introduced PoLv2 framework. Under this design, validators stake BERA to secure the network and earn BGT emissions through block production, then stake or delegate BGT to dApps to direct future reward allocation; dApps distribute BGT to users for providing liquidity or engaging in protocol activity; and users may burn BGT for BERA. As a new consensus mechanism, users may be reluctant or unable to understand the technical underpinnings and benefits of PoL, and may favor a more traditional consensus mechanism, such as proof of stake or proof of work. If validators delegate BGT to low-performing or malicious dApps, dApps distribute rewards inefficiently or in ways that favor short-term speculation over sustained usage, or liquidity suffers due to lack of actual or perceived alignment between different ecosystem parties, the intended incentive loop may break. Such failures could result in misaligned emissions, and if rewards are capture by a limited set of participants, or if there is insufficient liquidity in core DeFi primitives or declining BERA staking participation, the network effect intended by the PoL consensus mechanism may fail to be achieved. From time to time, the Berachain community may also make additional changes to the PoL mechanism, such as via the PoLv2 update, which introduces increased complexity through dynamic emission schedules, delegation weighting mechanisms, and customizable reward modules, any of which may contain latent design flaws, unintended economic consequences, or vulnerabilities not identified during testing or early deployment. Future iterations of PoL may introduce additional changes that disrupt existing incentives, and even a well-designed system remains susceptible to coordinated exploitation, front-running of reward signals, or sybil attacks. A breakdown in PoL functionality or adoption could lead to declining network activity, erosion of economic security, loss of developer and user confidence, and a decline of the Berachain ecosystem, any of which could have significant adverse consequences for BERA.

We and other users may suffer losses due to staking or validator slashing, which could make Berachain less attractive.

Berachain’s native staking protocol is relatively new and requires users to place BERA in a smart contract that is not under anyone’s control. Users who serve as validators also risk losing some or all of their BERA if they intentionally or unintentionally perform their duties poorly, for example, by double-signing a transaction or experiencing downtime, in a process known as slashing. Any cybersecurity attacks, security issues, hacks, penalties, slashing events, or other problems could damage validators’ willingness to participate in validation and stakers’ willingness to participate in staking, and this could further discourage existing and future validators and stakers from serving as such, thereby adversely impacting Berachain’s adoption and the price of BERA. Any disruption of validation on Berachain could interfere with network operations and cause Berachain to be less attractive to users and application developers than competing blockchain networks, which could cause the price of BERA to decrease. Further, the limited liquidity during the unbonding period of the staking process could cause Berachain to be less attractive to users and application developers than competing blockchain networks, which could cause the price of BERA to decrease. Any decrease in the price of BERA could have a material adverse effect on our business and financial condition.

We face risks relating to the potential compromise of Berachain’s and other blockchains’ network security by emerging technologies, including artificial intelligence and quantum computing, which may materially and adversely impact our operations and financial condition.

The security and integrity of Berachain and other blockchains’ network are fundamentally dependent on the robustness of its cryptographic algorithms. BERA and other cryptocurrencies’ protocol relies heavily on public key cryptography and hashing algorithms to secure transactions, safeguard private keys, and prevent double-spending. Advances in emerging technologies, particularly artificial intelligence (“AI”) and quantum computing may pose significant risks to Berachain and other blockchains’ network’s security and operational stability.

Quantum computing, in particular, presents a long-term threat to the cryptographic assumptions underpinning BERA and other digital assets. Should quantum computing achieve sufficient maturity, it could undermine the effectiveness of the cryptographic algorithms used to secure the blockchain. A sufficiently powerful quantum computer could potentially reverse-engineer private keys from public addresses or compromise the blockchain’s consensus mechanism, leading to the theft of digital assets, double-spending, and other forms of fraud. Although current quantum computing capabilities are not yet at this level, advancements in quantum technologies could materialize more rapidly than anticipated, creating significant systemic risks for the Berachain protocol and the BERA token.

AI may also pose indirect security risks. AI-driven cyberattacks, including advanced phishing schemes, autonomous malware, and intelligent blockchain analysis tools, could increase the sophistication and success rate of attacks targeting Berachain and other blockchains’ users, exchanges, custodians, and node operators. The use of AI to exploit vulnerabilities in software, hardware, or network protocols could threaten the stability and reliability of Berachain and other blockchains’ ecosystems.

There can be no assurance that Berachain’s and other blockchains’ current cryptographic safeguards will be sufficient to protect against future technological advances. While research and development efforts are ongoing to develop quantum-resistant cryptographic protocols, Berachain’s and other blockchains’ networks may face challenges in adopting such technologies at scale, particularly given their decentralized governance structure. Any successful attack or perceived vulnerability arising from AI or quantum computing could materially and adversely affect the price, liquidity, and adoption of BERA and other digital assets and could negatively impact our business, financial condition and results of operations.

BERA is created and transmitted through the operations of the Berachain network, a decentralized network of computers running software following the Berachain protocol. If the Berachain network is disrupted or encounters any unanticipated difficulties, the value of BERA could be negatively impacted.

If the Berachain network is disrupted or encounters any unanticipated difficulties, then the processing of transactions on the Berachain network may be disrupted, which in turn may prevent us from depositing or withdrawing BERA from our accounts or otherwise effecting BERA transactions. Such disruptions could include, for example: the price volatility of BERA; the insolvency, business failure, interruption, default, failure to perform, security breach, or other problems of network participants, custodians or others; the closing of trading platforms on which BERA is transacted due to fraud, failures, security breaches or otherwise; or network outages or congestion, power outages, or other problems or disruptions affecting the Berachain network.

We face risks relating to the custody of our BERA or other digital assets, including the loss or destruction of private keys required to access our BERA or other digital assets and cyberattacks or other data loss relating to our BERA or other digital assets.

We expect to self-custody our BERA using, in part, the Fireblocks Vault service. If we lose access to our private keys, we may not be able to recover all or any portion of our BERA, or any value thereof. BERA is controllable only by the possessor of both the unique public key and private key(s) relating to the local or online digital wallet in which the BERA is held. While the blockchain ledger requires a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the BERA held in such wallet. To the extent the private key(s) for a digital wallet are lost, destroyed, or otherwise compromised and no backup of the private key(s) is accessible, we will not be able to access the BERA held in the related digital wallet and such BERA will be irretrievably lost. While Fireblocks Vault service may be able to initiate a recovery if certain keys remain available, there can be no guarantee that not all keys will be lost or that a catastrophic error won’t occur that would prevent recovery. Furthermore, we cannot provide assurance that our digital wallets will not be compromised as a result of a cyberattack. Blockchain ledgers and blockchain technologies have been, and may in the future be, subject to security breaches, cyberattacks or other malicious activities.

Exploits, including those stemming from admin key misuse, admin key compromise, or protocol flaws, have occurred in the past and may occur in the future. Certain employees or vendors may also be vulnerable to physical or psychological coercion, commonly referred to as “wrench attacks,” as well as scams and social engineering tactics intended to obtain access to passwords or private cryptographic keys, in order to then effectuate the unauthorized transfer or theft of digital assets. A successful security breach or cyberattack could result in:

● a partial or total loss of our BERA;

● significant harm to our reputation and brand;

● improper disclosure of data and violations of applicable data privacy and other laws; or

● significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure.

● Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, regardless of whether we are directly impacted, could lead to a general loss of users and confidence in the broader BERA ecosystem or in the use of the BERA network, which could negatively impact us.

Attacks upon systems across a variety of industries, including industries related to BERA, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, we expect that unauthorized parties will attempt to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, in October 2021 it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange, although the flaw was subsequently fixed and Coinbase reimbursed affected customers. Similarly, in November 2022, hackers exploited weaknesses in the security architecture of the FTX Trading digital asset exchange and reportedly stole over $400 million in digital assets from customers. More recently, Bybit was hacked by the Lazarus Group, a North Korean state-sponsored organization, resulting in the loss of $1.5 billion of customer assets. Further, there has been an increase in such activities due to the increase in work-from-home arrangements. The risk of cyberattacks could also be increased by cyberwarfare in connection with the ongoing Russia-Ukraine and Israel-Hamas conflicts, or other future conflicts, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of our operations or those of others in the Berachain ecosystem, including third-party services on which we rely, could materially and adversely affect our financial condition and results of operations.

We intend to deploy our BERA into DeFi applications, which are subject to a variety of risks and vulnerabilities.

As part of our treasury management strategy, we also intend to engage in staking, validating, and other permitted activities that involve the use of “smart contracts”, DeFi or dApps. DeFi protocols, wallets, and bridges have been frequent targets of sophisticated cyberattacks, including flash-loan attacks, cross-chain bridge exploits, and private key compromises. Losses from such incidents are often immediate, irreversible, and may not be covered by insurance or contractual recourse.

The use of smart contracts or dApps entails certain risks including risks stemming from the existence of an “admin key” or coding flaws that could be exploited, potentially allowing a bad actor to issue or otherwise compromise the smart contract or dApp, potentially leading to a loss of our BERA. Vulnerabilities or flaws in a smart contract could allow attackers to drain assets, prevent us from accessing our holdings, or manipulate protocol operations. Once deployed, smart contracts are difficult to amend, and in many cases cannot be modified at all without widespread validator or governance consensus.

Like all software code, smart contracts are exposed to risk that the code contains a bug or other security vulnerability, which can lead to loss of assets that are held on or transacted through the smart contract or dAPP. Smart contracts and dApps may contain bugs, security vulnerabilities or poorly designed permission structures that could result in the irreversible loss of BERA or other digital assets.

Certain DeFi protocols are also governed by decentralized communities through on-chain voting mechanisms, which may be subject to capture by a small number of participants. Protocol governance decisions could adversely affect our ability to use or recover assets. Additionally, protocols may change rules, fees, or parameters without advance notice. Moreover, the legal and regulatory treatment of DeFi remains highly uncertain. Regulators could impose restrictions or obligations on participants or on protocols themselves, which could adversely affect our ability to use, access or withdraw such platforms or the value of assets held in them.

If we lose key personnel, including our Chief Investment Officer and Strategic Advisors, or if we fail to recruit additional highly skilled personnel, our ability to operate and manage our digital asset treasury strategy will be impaired.

Our ability to operate and manage our digital asset treasury strategy depends upon our ability to attract and retain highly qualified personnel, including our Chief Investment Officer and members of our executive team, and other key personnel, including the Strategic Advisors. The loss of the services of any of our executive officers, key employees, and the Strategic Advisors, and our inability to find suitable replacements, could result in significant disruption in our operations and management of our digital assets.

Despite our efforts to retain valuable members of our management, employees and consultants, such key personnel may terminate their employment with us on short notice. Although we have agreements with our key employees and consultants, these agreements provide for at-will employment, which means that any of our employees or consultants could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on any of our employees or consultants.

If we are unable to raise additional capital on acceptable terms, our ability to implement and sustain our Treasury Policy may be compromised.

Our strategy contemplates the discretionary purchase of BERA and related yield-generating instruments. The capital required to acquire, stake, and actively manage BERA may exceed our existing cash resources and cash flows from operations. Market conditions, our share price performance, the volatility of digital assets, and regulatory uncertainties could impair our ability to access debt or equity capital on terms acceptable to us, or at all. Failure to obtain necessary financing could force us to curtail or abandon our digital asset strategy, which could materially harm our growth prospects and the value of our securities.

Our BERA holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Historically, the digital asset markets have been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our BERA at favorable prices or at all. Further, BERA we stake or otherwise deposit into Apps and DeFi protocols does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Further, any BERA staked or otherwise deployed in DeFi protocols could be subject to partial or total loss if any third-party developer or recipient of the staked or deployed BERA is subject to a cyberattack of any sort or is otherwise unable to repay the assets we’ve deployed. In addition, Berachain’s native staking protocol currently requires a 7-day unbonding period for withdrawing staked BERA tokens. During this period, staked BERA will not earn rewards and will not be liquid. The unbonding period may be subject to change with or without notice to us. Moreover, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered BERA or otherwise generate funds using our BERA holdings, including in particular during times of market instability or when the price of BERA has declined significantly. Furthermore, a certain portion of our BERA are under a contractual lockup from the Berachain Foundation (the “Foundation”), and we may continue to acquire locked BERA at a discount to market prices of unlocked BERA in order to generate value for stockholders. These locked BERA are significantly less liquid than cash and our unlocked BERA holdings. If we are unable to sell our locked or unlocked BERA, enter into additional capital raising transactions using locked or unlocked BERA as collateral, or otherwise generate funds using our locked or unlocked BERA holdings, or if we are forced to sell our locked or unlocked BERA at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

We may be subject to regulatory developments related to crypto assets and crypto asset markets, which could adversely affect our business, financial condition, and results of operations.

As BERA and other digital assets are relatively novel and the application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of BERA, The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of BERA or the ability of individuals or institutions such as us to own or transfer BERA.

Moreover, the implementation of our Treasury Policy has created, and could continue to create complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

Future regulatory developments regarding the treatment of digital assets, staking rewards, or digital asset treasury strategies for U.S. federal, state, or international tax purposes could materially affect the liquidity or value of BERA, or the way we account for, recognize, and report our BERA holdings and related income.

There is a possibility that BERA tokens may be classified as a “security” under U.S. federal securities laws. If BERA tokens are classified as a “security,” that would subject us to additional regulation and could materially impact the operations of our treasury strategy and our business.

Neither the SEC nor any other U.S. federal or state regulator has publicly stated whether they agree that BERA tokens are a “security,” and BERA tokens have not yet been classified with respect to the U.S. federal securities laws. Although we believe that BERA tokens are not a “security” within the meaning of the U.S. federal securities laws, we acknowledge the uncertainty that a regulatory body or federal court may determine otherwise in the future. If BERA is deemed a securite, we may face legal or regulatory action, even if our beliefs were reasonable under the circumstances.

As part of our ongoing review of applicable securities laws, we take into account a number of factors, including the various definitions of “security” under such laws, including but not limited to federal court decisions interpreting the elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases. We also consider court rulings, reports, orders, press releases, public statements, and speeches by the SEC Commissioners and SEC Staff providing guidance on when a digital asset or a transaction to which a digital asset may relate may be a security for purposes of U.S. federal securities laws. We acknowledge, however, that the SEC, a federal court or another relevant entity could take a different view. The application of securities laws to the specific facts and circumstances of digital assets is complex and subject to change. Our conclusion, even if reasonable under the circumstances, would not preclude legal or regulatory action based on a finding that BERA tokens, or any other digital asset we might hold, are a “security.” Therefore, we are at risk of enforcement proceedings against us, which could result in potential injunctions, cease-and-desist orders, fines, penalties or other damages if BERA tokens were determined to be a security by a regulatory body or a court.

Further, if BERA tokens are viewed as a security, it may become more difficult to purchase and sell BERA tokens, as they could only be traded through SEC-registered broker-dealers or exchanges. This would make it more difficult for us to continue our BERA treasury strategy, or to monetize BERA tokens that we hold in the event we need to do so for working capital purposes. Such developments could adversely affect the fair value of BERA, our business, results of operations, financial condition, treasury operations and prospects.

Regulatory change reclassifying BERA as a security could lead to our falling within the definition of “investment company” under the Investment Company Act of 1940, as amended (the “1940 Act”), and could adversely affect the market price of BERA and the market price of our Common Stock.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in the 1940 Act, and are not registered as an “investment company” under the 1940 Act as of the date of this Quarterly Report on Formo 10-Q.

While the SEC has not stated a view as to whether BERA is or is not a “security” for purposes of the federal securities laws, a determination by the SEC or a court of competent jurisdiction that BERA is a security could lead to our meeting the definition of “investment company” under the 1940 Act, if the portion of our assets that consists of investments in BERA exceeds the 40% limit prescribed in the 1940 Act, which would subject us to significant additional regulatory requirements that could have a material adverse effect on our business and operations and may also require us to change the manner in which we conduct our business.

We monitor our assets and income in order to conduct our business activities in a manner such that we do not fall within the definition of “investment company” under the 1940 Act or would qualify under one of the exemptions or exclusions provided by the 1940 Act and corresponding SEC rules. If BERA is determined to be a security for purposes of the federal securities laws, we would take steps to reduce our holdings of BERA as a percentage of our total assets. These steps may include, among others, selling BERA that we might otherwise hold for the long term and deploying our cash in assets that are not considered to be investment securities under the 1940 Act, in which case we may be forced to sell our BERA at unattractive prices. We may also seek to acquire additional assets that are not considered to be investment securities under the 1940 Act, and we may need to incur debt, issue additional equity or enter into other financing arrangements that are not otherwise attractive to our business. Any of these actions could have a material adverse effect on our results of operations and financial condition. Moreover, we can make no assurance that we would successfully be able to take the necessary steps to avoid meeting the definition of “investment company” under the 1940 Act and becoming subject to its requirements. If BERA is determined to constitute a security for purposes of the federal securities laws, and if we are not able to come within an available exemption or exclusion under the 1940 Act, then we would have to register as an investment company and require us to change the manner in which we conduct our business. In addition, such a determination could adversely affect the market price of BERA and in turn adversely affect the market price of our Common Stock.

We are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers.

Mutual funds, exchange-traded funds and their directors and management are subject to extensive regulation as “investment companies” and “investment advisers” under U.S. federal and state law; this regulation is intended for the benefit and protection of investors. We are not subject to, and do not otherwise voluntarily comply with, these laws and regulations. This means, among other things, that the execution of or changes to our Treasury Reserve Policy or our BEAR strategy, our use of leverage, the manner in which our BERA is custodied, our ability to engage in transactions with affiliated parties and our operating and investment activities generally are not subject to the extensive legal and regulatory requirements and prohibitions that apply to investment companies and investment advisers. For example, although a significant change to our Treasury Reserve Policy would require the approval of our Board, no stockholder or regulatory approval would be necessary. Consequently, our Board has broad discretion over the investment, leverage and cash management policies it authorizes, whether in respect of our BERA holdings or other activities we may pursue, and has the power to change our current policies, including our strategy of acquiring and holding BERA, See “Use of Proceeds.”

Changes in regulatory interpretations could require us to register as a money services business or money transmitter, leading to increased compliance costs or operational shutdowns.

The regulatory regime for digital assets in the U.S. and elsewhere is uncertain. We may be unable to effectively react to proposed legislation and regulation of digital assets, which could adversely affect our business.

FinCEN regulates providers of certain services with respect to “convertible virtual currency,” including BERA tokens. Businesses engaged in the transfer of convertible virtual currencies are subject to registration and licensure requirements at the U.S. federal level and also under U.S. state laws. There is a risk that if we decide to provide validator services to third parties, FinCEN or other regulators could view such services as the provision of money transmission activities subject to regulations.

If regulatory changes or interpretations require us to register as a money services business with FinCEN under the U.S. Bank Secrecy Act, or as a money transmitter under state laws, we may be subject to extensive regulatory requirements, resulting in significant compliance costs and operational burdens. In such a case, we may incur extraordinary expenses to meet these requirements or, alternatively, may determine that continued operations are not viable. If we decide to cease certain operations in response to new regulatory obligations, such actions could occur at a time that is unfavorable to investors.

Multiple states have implemented or proposed regulatory frameworks for digital asset businesses. Compliance with such state-specific regulations may increase costs or impact our business operations. Further, if we or our service providers are unable to comply with evolving federal or state regulations, we may be forced to dissolve or liquidate certain operations, which could materially impact our investors.

Litigation, regulatory enforcement actions, or legal proceedings against key participants in the Berachain ecosystem could materially harm network activity, token demand, and the value of an investment in the Company.

Key participants in the Berachain ecosystem including the Foundation, core contributors, validators, dApp developers, liquidity providers, and token holders may become subject to litigation, regulatory investigations, or enforcement actions in the United States or other jurisdictions. Such legal proceedings could arise from various allegations, including that BERA or BGT constitutes an unregistered security, that PoL incentive mechanisms are illegal, or that ecosystem activities breach anti-money laundering, know-your-customer, sanctions, or consumer protection or other regulations. If any such participant is named in a lawsuit, subpoenaed in a regulatory inquiry, or subjected to an enforcement action, whether by U.S. state, federal or foreign authorities, it may be required to expend significant resources on legal defense, modify or cease operations, restrict user access, or face monetary penalties, disgorgement, or injunctive relief. Adverse outcomes could damage the reputation of the affected participant and, by association, the broader Berachain network, leading to reduced validator participation, declining user confidence, lower transaction volume, and reduced demand for BERA, any of which could materially and adversely affect the price of BERA and the value of our Common Stock.

Berachain provides base layer infrastructure that can be used for multiple types of applications, including applications that may be unregulated or face significant regulatory risks.

Berachain operates as a general-purpose layer-1 blockchain that provides base-layer infrastructure capable of supporting a wide range of dApps, including but not limited to DeFi protocols, liquid staking platforms, decentralized exchanges, lending markets, derivatives platforms, and other smart-contract-based services. Many of these applications may operate in regulatory gray areas or involve activities that are subject to evolving, unclear, or restrictive regulatory frameworks in the United States, European Union, United Kingdom, and other jurisdictions.

For instance, regulatory treatment of liquid staking derivatives remains uncertain and varies by jurisdiction. In the United States, the SEC has taken enforcement actions against certain staking-as-a-service providers, asserting that staked assets or derivative tokens may constitute unregistered securities under the Howey test. While the SEC has recently released a statement stating that, in the views of its Division of Trading and Markets, it will not consider certain qualifying staking services to constitute an offering of securities, this statement is not a rule, regulation, guidance, or statement of the SEC and does not alter applicable law. Given the evolving regulatory framework in the United States, there can be no guarantees that the SEC will not pursue additional enforcement actions against such services in the future. Similarly, regulators in other jurisdictions have expressed concerns that liquid staking tokens could be classified as securities, collective investment schemes, or derivatives requiring licensing.

Beyond liquid staking, other DeFi applications on Berachain—such as leveraged yield farming, perpetual futures, synthetic assets, or algorithmic stablecoins—may trigger regulatory oversight under securities, commodities, stablecoin, money transmission, anti-money laundering (AML), or know-your-customer (KYC) laws. If any application is deemed to violate applicable regulations, authorities may impose fines, require registration, mandate operational changes, restrict user access (including geo-blocking), or pursue enforcement actions against the protocol’s developers, governance participants, or associated entities.

Such regulatory actions could materially reduce user participation in the affected application, leading to a decline in transaction volume, TVL, and BGT reward delegation to that protocol. Since network fees and BERA demand are directly tied to on-chain activity, a significant reduction in usage of one or more major applications could decrease overall demand for BERA. This, in turn, may result in lower BERA staking participation, reduced network security under PoL, diminished validator revenue, and downward pressure on the market price of BERA, which would adversely affect the value of the Common Stock.

Additional sales, distributions, or issuances of BERA could cause the price of BERA to decline significantly

BERA was created with an initial supply of 500 million BERA, of which 16.8% was allocated to initial core contributors, 34.3% was allocated to investors, and 48.9% was allocated to community programs, including an airdrop (15.8%), future community initiatives to incentivize applications, developers, and users (13.1%), and ecosystem development (20%) to support growth initiatives and the operations of the Foundation. Unlock schedules applicable to these allocations will periodically release additional BERA into circulation, which may create sustained or concentrated selling pressure and adversely affect the market price of BERA. Further, approximately 10% new BERA is generated annually through the protocol’s built-in inflation mechanism via BGT emissions, the rate of which may be adjusted from time to time by community governance. Although BERA used to pay transaction fees is currently burned and removed from circulating supply, there can be no assurance that this burn mechanism will offset inflationary issuances or vesting releases. Sales, distributions, or secondary market transfers of a substantial number of BERA by core contributors, investors, the Foundation, airdrop recipients, or any other holders—whether pursuant to scheduled unlocks, governance-approved initiatives, or otherwise—or the market perception that such transfers are occurring or imminent, could cause the price of BERA to decline significantly, resulting in a partial or complete loss of your investment.

Our BERA holdings may amplify market volatility.

The Company holds approximately 54 million BERA, representing more than 10% of the total initial BERA supply of 500 million tokens. This significant concentration means that any future sale, transfer, staking, delegation, or other disposition of BERA by the Company, whether to fund operations, provide liquidity, or for any other purpose, could substantially increase the circulating supply and exert downward pressure on the market price of BERA, regardless of the underlying performance or adoption of the Berachain network. Additionally, our large holdings may create actual or perceived conflicts of interest in governance decisions, validator delegation strategies, or protocol upgrade proposals, particularly if such actions could directly or indirectly benefit the Company’s token position at the expense of other BERA holders. The market may also react negatively to the mere possibility of future dispositions by the Company, leading to increased price volatility, reduced investor confidence, and a material decline in the value of BERA, which could adversely affect the Company’s financial condition and the value of an investment in the Company.

Digital asset trading platforms on which BERA trades are relatively new and largely unregulated or may not be complying with existing regulations.

Digital asset markets, including spot markets for BERA, are growing rapidly. The digital asset trading platforms through which BERA and other digital assets trade are new and largely unregulated or may not be complying with existing regulations. These markets are local, national and international and include a broadening range of digital assets and participants. Significant trading may occur on systems and platforms with minimum predictability. Spot markets may impose daily, weekly, monthly or customer-specific transaction or withdrawal limits or suspend withdrawals entirely, rendering the exchange of BERA for fiat currency difficult or impossible.

Digital asset trading platforms may not be subject to, or may not comply with, regulation in a manner similar to other regulated trading platforms, such as national securities exchanges or designated contract markets. Many digital asset trading platforms are unlicensed, are unregulated, operate without extensive supervision by governmental authorities, and do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity, and regulatory compliance. In particular, those located outside the United States may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions. Digital asset trading platforms may be out of compliance with existing regulations.

As a result, trading activity on or reported by these digital asset trading platforms may reflect behavior that would be prohibited in regulated U.S. trading venues. Furthermore, many digital asset trading platforms lack certain oversight and safeguards put in place by more traditional exchanges to enhance the stability of trading on the platform and prevent market manipulation. As a result, the prices of digital assets such as BERA on digital asset trading platforms may be subject to larger and/or more frequent sudden declines than assets traded on more traditional exchanges. Tools to detect and deter fraudulent or manipulative trading activities (such as market manipulation, front-running of trades, and wash-trading) may not be available to or employed by digital asset trading platforms or may not exist at all. Consequently, the marketplace may lose confidence in, or may experience problems relating to, these venues.

No digital asset trading platform on which BERA trades is immune from these risks. The closure or temporary shutdown of digital asset trading platforms due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in Berachain and can slow down the mass adoption of Berachain as a base layer protocol. Further, digital asset trading platform failures or the failure of any other major component of the overall Berachain ecosystem can have an adverse effect on the price of BERA, and could therefore have a negative impact on our financial condition and the value of our Common Stock.

Negative perception, a lack of stability in the digital asset trading platforms, manipulation of BERA on trading platforms by customers and/or the closure or temporary shutdown of such trading platforms due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in digital assets generally or BERA specifically, and result in greater volatility in the market price of digital assets, including BERA, and negatively impact the price of our Common Stock.

Digital assets represent a new and rapidly evolving industry, and the value of our Common Stock may depend, in large part, on the acceptance of Berachain and applications built on the Berachain protocol.

The first digital asset, bitcoin, was launched in 2009. The Berachain protocol launched its mainnet in February 2025. In general, digital asset networks, including Berachain and other cryptographic and algorithmic protocols governing the issuance of digital assets, represent a new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. For example, the realization of one or more of the following risks could materially adversely affect the value of our Common Stock:

● Berachain and Berachain-based applications today have limited use. As a result, the price of BERA may be influenced to a significant extent by speculators, thus contributing to price volatility.

● Users, protocol and application developers and validators may otherwise switch to or adopt certain digital assets at the expense of their engagement with other digital asset networks, which may negatively impact those networks, including Berachain.

● Digital asset networks, including networks and networks utilizing Berachain, are in the early stages of development. Given the recentness of the development of digital asset networks, digital assets may not function as intended and parties may be unwilling to use digital assets, which would dampen the growth, if any, of digital asset networks. Because BERA is a digital asset, the value of the Common Stock is subject to a number of factors relating to the fundamental investment characteristics of digital assets, including the fact that digital assets are bearer instruments and loss, theft, compromise, or destruction of the associated private keys could result in permanent loss of the asset.

● Digital asset networks are dependent upon the internet. A disruption of the internet or a digital asset network, such as Berachain, would affect the ability to transfer digital assets, including BERA, and, consequently, a disruption may impact BERA’s value.

● Although unlikely, the acceptance of software patches or upgrades by a significant, but not overwhelming, percentage of the users and validators in a digital asset network, such as Berachain, could result in a “fork” in such network’s blockchain, including Berachain, resulting in the operation of multiple separate networks.

● Governance of the Berachain protocol is by voluntary consensus. As a result, there may be a lack of consensus or clarity on the governance of the Berachain protocol, which may stymie Berachain’s utility and ability to grow and face challenges. In particular, it may be difficult to find solutions or marshal sufficient effort to overcome any future problems on Berachain, especially long-term problems.

● In the past, flaws in the source code for digital assets have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. The cryptography underlying Berachain or other blockchain networks could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. In any of these circumstances, a malicious actor may be able to compromise the security of Berachain or take our BERA, which would adversely affect the value of the Common Stock. Moreover, functionality of Berachain may be negatively affected such that it is no longer attractive to users, thereby dampening demand for BERA. Even if another digital asset other than BERA were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Common Stock.

Moreover, because digital assets, including BERA, have been in existence for a relatively short period of time and are continuing to develop, there may be additional risks in the future that are impossible to predict as of the date of this Quarterly Report on Form 10-Q.

Berachain is a relatively new technological innovation with a limited operating history.

Berachain has a limited history of existence and operations. The Berachain protocol launched in early 2025, with BERA first becoming tradable on major global cryptocurrency exchanges in February 2025. As a result, there is only a brief performance record regarding the technical stability, security, scalability, and economic behavior of the Berachain protocol under real-world conditions. The network has not yet been tested through prolonged periods of high transaction volume, sustained validator participation, adverse market conditions, or significant stress on the PoL incentive system, including PoLv2 mechanics such as dynamic emissions, delegation weighting, and reward module execution. As such, there is only limited historical data to assess the resilience of core Berachain protocol components—such as BERA staking dynamics, BGT governance efficiency, or dApp reward distribution—during network congestion, token price volatility, or coordinated economic attacks. Although past performance is not necessarily indicative of future results, a longer operational track record might provide greater insight into the protocol’s ability to maintain PoL consensus stability, sustain liquidity in key markets, or adapt to evolving user and validator behavior. The absence of such history increases uncertainty regarding the long-term viability of the Berachain network and the value of an investment in the Company.

If we or our counterparties suffer losses as a result of DeFi protocol failures, hacks, or exploits, we may be unable to recover some or all of our assets. Such an event could materially and adversely affect our business, financial condition, and the market price of our Common Stock.

As of the date of this Quarterly Report on Form 10-Q we have not engaged a significant portion of our assets with DeFi protocols yet.

We face other risks related to our BERA treasury reserve business model.

Our BERA treasury reserve business model exposes us to various risks, including the following:

●	BERA and other digital assets are subject to significant legal, commercial, regulatory, and technical uncertainty, and our BERA strategy subjects us to enhanced regulatory oversight;

●	regulatory changes could impact our ability to interact with DeFi protocols, stake our digital assets, act as a validator or receive rewards;

●	potential litigation risks exist related to smart contract vulnerabilities, or our business activities;

●	uncertainty around BERA’s regulatory status may impact our ability to maintain our listing;

●	changes in political administration may not guarantee a favorable regulatory environment for BERA;

●	future SEC actions or court decisions could retroactively classify BERA as a security, potentially leading to penalties or forced unwinding of transactions;

●	increased regulatory focus on Layer-1 blockchains beyond Bitcoin and Ethereum could result in new compliance requirements;

●	our use of call and put options on BERA exposes us to derivative-specific risks, including potential leverage effects, counterparty default risk, valuation and liquidity challenges, and the possibility that option strategies may not effectively hedge downside risk or may limit upside participation;

●	concentration of influence by the Foundation or core contributors could impact protocol governance in ways that are adverse to us.

●	market instability or liquidity freezes could prevent us from liquidating BERA or using it as collateral when needed.

Risks Related to Our Use of Derivatives on BERA

We may from time to time utilize call options and put options on BERA as part of our treasury reserve strategy. These derivatives are intended to (i) hedge downside exposure to BERA price volatility and (ii) accelerate our accumulation of BERA in a capital-efficient manner. While these option strategies may enhance our risk-adjusted returns, they expose us to additional risks, including the following:

●	Most BERA options are traded over-the-counter or on non-qualified crypto venues. If a counterparty fails to perform on its obligations, we may be unable to realize gains, recover premiums, or receive delivery of BERA, potentially resulting in a total loss of value associated with the position.

●	Options can introduce effective leverage, amplifying gains but also magnifying losses. We may be required to post collateral or margin, which could reduce liquidity available for our operations. Option contracts may also be illiquid, particularly during periods of market stress, making it difficult to exit or adjust positions.

●	While put options may provide downside protection and call options may accelerate accumulation, there is no guarantee these strategies will be effective. Options may expire worthless, may not move in correlation with BERA spot prices, or may limit upside gains.

●	Option valuations are sensitive to assumptions about implied volatility, time to maturity, and counterparty pricing. These variables may fluctuate significantly, resulting in mark-to-market losses or earnings volatility.

●	The regulatory treatment of BERA derivatives remains uncertain. Future guidance could limit our ability to continue using derivatives or require us to account for them in a manner that increases earnings volatility.

Any of these risks could materially and adversely affect the value of our BERA treasury, our financial condition, and the market price of our Common Stock.

Market, liquidity, and concentration risk

Prices of digital assets, including BERA and stablecoins, can be volatile and may experience rapid declines, thin liquidity, trading halts, forks, or network outages. If active markets deteriorate or become unavailable, we may be unable to liquidate positions or may be required to use less observable inputs to measure fair value, which would increase earnings volatility and valuation uncertainty. Beginning with periods after October 2025, in-scope crypto assets are measured at fair value with changes recognized in earnings, which may significantly increase quarterly volatility.

Custody, security, and operational risk

Self-custody and third-party custody arrangements expose us to loss from cyberattacks, key compromise, operational error, or vendor failure. Our controls include dual-authorization wallet policies and Board-level oversight through a Digital Assets Committee. Crypto assets are not legal tender, are not backed by any government, and are not insured by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Custody arrangements, whether self-custody or with a third-party custodian, are not bank deposits. Losses may occur due to cyberattack, key compromise, protocol failure, operational error, or custodian insolvency. In an insolvency of a third-party custodian, we could be treated as a general unsecured creditor and may not recover all assets.

Legal, regulatory, and sanctions risk

Digital-asset activities are subject to uncertain and evolving United States and foreign legal requirements, including securities, commodities, money transmission, and sanctions laws. The Securities and Exchange Commission has emphasized clear disclosure of crypto exposures, counterparties, liquidity impacts, and regulatory developments. Failure to comply with sanctions screening, including screening of counterparties and addresses, may result in penalties under strict-liability regimes. New rules, enforcement actions, or interpretations could restrict activities, require changes to controls, or increase compliance costs.

Financial reporting and valuation risk

New fair-value accounting requires daily pricing controls, principal-market assessments, fair-value hierarchy classification, and expanded disclosures. Weaknesses in new processes could lead to control deficiencies or a material weakness. We will measure in-scope crypto assets at fair value with changes recognized in earnings beginning in the fourth quarter of 2025. Market price swings could cause material variability in reported results in periods when we hold crypto assets.

Counterparty, stablecoin, and protocol risk

Stablecoins may lose their pegs, face redemption stress, or be subject to issuer or reserve-asset risk. On-chain protocols and bridges can fail or be exploited, causing loss of value or inaccessibility of assets. Dependencies on exchanges, market-makers, analytics vendors, or custodians introduce additional counterparty risk that may not be diversifiable. Our ability to hedge these risks is limited and may be costly or unavailable during market stress.

Governance, controls, and key-person risk

The digital-asset strategy relies on specialized expertise and new governance, including dual-authorization wallet policies and Board-level oversight. If key personnel are unavailable or if controls are not designed and operated effectively, we could experience losses, reporting errors, or control deficiencies and may incur increased audit and compliance costs.

Related-party and conflicts risk

The Chief Investment Officer has industry relationships in the digital-asset ecosystem, including with Berachain-affiliated entities. Transactions or arrangements with related parties could create actual or perceived conflicts of interest. We may determine that certain transactions require disclosure under accounting standards or the federal securities laws, and any failure to identify, approve, and disclose such transactions could result in regulatory scrutiny or reputational harm.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2025, the Company did not sell any equity securities that were not registered under the Securities Act of 1933. For information about securities sold after quarter end, see “Subsequent events” in Note 13.

In October 2025, we completed a private placement of common stock and pre-funded warrants. The transaction is described in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments. No proceeds from the exercise of the pre-funded warrants were received at closing due to the nominal exercise price. The common stock and pre-funded warrants were issued in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), or Rule 506 of Regulation D promulgated thereunder, as the transactions did not involve any public offering.

ITEM 5. OTHER INFORMATION

Insider trading arrangements (Item 408(a))

During the quarter ended September 30, 2025, none of the Company’s directors or Section 16 officers adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K. The Company will provide required updates in future reports if applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Second Amended and Restated By-Laws of Greenlane Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to Greenlane’s Current Report on Form 8-K, filed April 25, 2019).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Greenlane Holdings, Inc., effective August 9, 2022 (Incorporated by reference to Exhibit 3.1 to Greenlane’s Current Report on Form 8-K, filed on August 4, 2022).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Greenlane Holdings, Inc., effective June 5, 2023 (Incorporated by reference to Exhibit 3.1 to Greenlane’s Current Report on Form 8-K, filed on June 2, 2023).
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Greenlane Holdings, Inc., dated July 31, 2024 (Incorporated by reference to Exhibit 3.1 to Greenlane’s Current Report on Form 8-K, filed on July 31, 2024).
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Greenlane Holdings, Inc., dated April 17, 2025 (Incorporated by reference to Exhibit 3.1 to Greenlane’s Current Report on Form 8-K, filed on April 17, 2025).
3.5	Second Amended and Restated By-Laws of Greenlane Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to Greenlane’s Current Report on Form 8-K, filed on April 25, 2019).
3.6	Amendment to the Second Amended and Restated Bylaws of Greenlane Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to Greenlane’s Current Report on Form 8-K, filed on April 12, 2023).
4.1	Form of Cash Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to Greenlane’s Current Report on Form 8-K, filed on October 20, 2025).
4.2	Form of Cryptocurrency Pre-Funded Warrant (Incorporated by reference to Exhibit 4.2 to Greenlane’s Current Report on Form 8-K, filed on October 20, 2025).
4.3	Form of Strategic Advisor Warrant (Incorporated by reference to Exhibit 4.3 to Greenlane’s Current Report on Form 8-K, filed on October 20, 2025).
10.1	Form of Cash Securities Purchase Agreement between Greenlane Holdings, Inc. and each Purchaser (as defined therein) (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed on October 20, 2025).
10.2	Form of Cryptocurrency Securities Purchase Agreement between Greenlane Holdings, Inc. and each Purchaser (as defined therein) (Incorporated by reference to Exhibit 10.2 to Greenlane’s Current Report on Form 8-K, filed on October 20, 2025).
10.3	Form of Lock-up Agreement (Incorporated by reference to Exhibit 10.3 to Greenlane’s Current Report on Form 8-K, filed on October 20, 2025).
10.4	Form of Strategic Advisor Agreement between Greenlane Holdings, Inc. and the Advisors (as defined therein) (Incorporated by reference to Exhibit 10.4 to Greenlane’s Current Report on Form 8-K, filed on October 20, 2025).
10.5	Employment Agreement, dated August 29, 2025, by and between Greenlane Holdings, Inc. and its Chief Financial Officer, Vanessa Guzmán-Clark (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2025).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders’ Equity, and (iv) Condensed Consolidated Statements of Cash Flows. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104*	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL.

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

GREENLANE HOLDINGS, INC.

Date: November 14, 2025	By:	/s/ Barbara Sher
Barbara Sher Chief Executive Officer (Principal Executive Officer)

GREENLANE HOLDINGS, INC.

Date: November 14, 2025	By:	/s/ Vanessa Guzmán-Clark
Vanessa Guzmán-Clark Chief Financial Officer (Principal Financial and Accounting Officer)

