Form 10-K
period 2025-12-31
Greenlane Holdings, Inc.
filed 2026-03-31
CIK 1743745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.0 million based upon the closing price reported for such date on the Nasdaq Capital Market.

As of March 27, 2026, Greenlane Holdings, Inc. had 5,039,563 shares of Class A common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s proxy statement for the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025; provided that if such proxy statement is not filed within such period, such information will be included in an amendment to this Form 10-K to be filed within such 120-day period.

Greenlane Holdings, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2025

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could” and similar expressions. Examples of forward-looking statements include, without limitation:

●	our possible or assumed future results of operations;
●	our business strategies;
●	The success of our new digital asset treasury policy;
●	The volatile and unpredictable changes in the price of BERA;
●	The expected growth of the BERA ecosystem;
●	The effects of future regulation;
●	our compliance with Nasdaq listing requirements;
●	our competitive position;
●	our industry environment;
●	our potential growth opportunities;
●	the effects of competition;
●	our cash needs and financing plans;
●	the effect of unfavorable macroeconomic conditions or market volatility resulting from national or global economic conditions or geopolitical developments, including high global conflicts, inflation, capital market disruptions, and cryptocurrency volatility;
●	new or additional governmental regulation; and
●	the other factors in described in the “Risk Factors” section of this annual report on Form 10-K.

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

Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances, or achievements expressed or implied by the forward-looking statements. These risks include, but are not limited to, those listed in the Summary Risk Factors below and those discussed in greater detail in Part I, Item 1A of this Form 10-K under the heading “Risk Factors.”

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

Summary Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may materially and adversely affect our business, financial condition, results of operations, cash flows and prospects. These risks are discussed more fully in Item 1A. Risk Factors herein. These risks include, but are not limited to, the following:

Risks Related to Our Digital Asset Trading Strategy and Cryptocurrencies

●	We have adopted a digital asset treasury strategy with a focus on BERA, and we may be unable to successfully implement this strategy.
●	Our shift towards a BERA-focused strategy requires substantial changes in our day-to-day operations and exposes us to significant operational risks.
●	A disruption of the internet may affect the operation of blockchain networks, which may adversely affect the digital asset industry and an investment in us.
●	Blockchain technologies are based on theoretical conjectures as to the impossibility of solving certain cryptographical puzzles quickly. These premises may be incorrect or may become incorrect due to technological advances.
●	Technical shortcomings or defects in the BERA network, including changes to its validator structure, governance model, or core software, could diminish the utility and value of BERA and harm our business.
●	If validators exit the BERA network, it could increase the likelihood of a malicious actor obtaining control.
●	Berachain may not be able to compete with other blockchain networks. If Berachain is not able to compete successfully, the value of BERA would be significantly affected.
●	The economic design underlying PoL may be flawed, may fail to gain adoption, or may be exploited. Any such events could undermine the growth and development of the Berachain network.
●	We and other users may suffer losses due to staking or validator slashing, which could make Berachain less attractive.
●	We face risks relating to the potential compromise of Berachain’s and other blockchains’ network security by emerging technologies, including artificial intelligence and quantum computing, which may materially and adversely impact our operations and financial condition.
●	BERA is created and transmitted through the operations of the Berachain network, a decentralized network of computers running software following the Berachain protocol. If the Berachain network is disrupted or encounters any unanticipated difficulties, the value of BERA could be negatively impacted.
●	We face risks relating to the custody of our BERA or other digital assets, including the loss or destruction of private keys required to access our BERA or other digital assets and cyberattacks or other data loss relating to our BERA or other digital assets.
●	There is a possibility that BERA tokens may be classified as a “security” under U.S. federal securities laws. If BERA tokens are classified as a “security,” that would subject us to additional regulation and could materially impact the operations of our treasury strategy and our business.
●

Regulatory change reclassifying BERA as a security could lead to our falling within the definition of “investment company” under the Investment Company Act of 1940, as amended (the “1940 Act”), and could adversely affect the market price of BERA and the market price of our Common Stock.

●	Berachain provides base layer infrastructure that can be used for multiple types of applications, including applications that may be unregulated or face significant regulatory risks.
●	Digital assets represent a new and rapidly evolving industry, and the value of our Common Stock may depend, in large part, on the acceptance of Berachain and applications built on the Berachain protocol.

Risks Related to Our Use of Derivatives on BERA

●	We plan to engage in derivatives transactions, including call options and put options on BERA, and such transactions may expose us to material risks that could adversely impact our business, operating results and financial condition.
●	Our financial results and the market price of our Common Stock may be affected by the prices of BERA.
●	The trading prices of many digital assets, including BERA, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in the trading prices of BERA, could have a material adverse effect on the value of the Common Stock.
●	We have recently adopted a digital asset treasury strategy with a focus on BERA, and we may be unable to successfully implement this new strategy.

Risks Related to Our Business and Industry

●	Global economic conditions, including global conflicts, inflation and supply chain disruptions, could materially and adversely our business, prospects, results of operations, financial condition, or cash flows.
●	Our financial results and the market price of our Common Stock may be affected by the prices of BERA.
●	The trading prices of many digital assets, including BERA, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in the trading prices of BERA, could have a material adverse effect on the value of the Common Stock.

Risks Related to Our Organizational Structure

●	The Tax Receivable Agreement (the “TRA”) may require us to make cash payments to the members of the Operating Company in respect of certain tax benefits to which we may become entitled.

Risks Related to Ownership of Our Class A Common Stock

●	Our failure to meet the continued listing requirements of the Nasdaq Capital Market could result in a delisting of our Class A common stock
●	There are risks related to Nasdaq’s proposed rule regarding minimum market value of listed securities.
●	The market price of our Class A common stock has been volatile and has declined significantly since our initial public offering and may face more volatility and price declines in the future. As a result, you may not be able to resell your shares at or above the price at which you have acquired or will acquire shares of our Class A common stock.
●	We are a “smaller reporting company” under federal securities laws and we cannot be certain whether the reduced reporting requirements applicable to such companies will make our Class A common stock less attractive to investors.

PART I

ITEM 1. BUSINESS

Overview

Founded in 2005, Greenlane is a public company whose primary strategic focus is a digital asset treasury strategy centered on BERA. We also continue to operate a reduced-scale wholesale and distribution business through an asset-light drop-ship model.

In October 2025, we undertook a substantial strategic transition from a traditional wholesale and distribution operating model to a digital asset treasury strategy centered on BERA, the native digital asset of the layer-1 blockchain protocol known as Berachain (“Berachain”). While we continue to operate a scaled-down wholesale / distribution business, our primary capital allocation focus has shifted to the acquisition, staking, validator participation and strategic deployment of digital assets. We are a Berachain ecosystem participant focused on supporting the development and operation of blockchain-based infrastructure, including assets and applications built on Berachain. We engage in network staking, validator participation, liquidity provisioning, and strategic initiatives intended to contribute to the long-term sustainability of decentralized protocols within its portfolio.

Our BERA Treasury Strategy

Adoption of a BERA Treasury Policy

In October 2025, we adopted a treasury policy (the “Treasury Policy”) under which a significant portion of treasury assets may be on the balance sheet is allocated to digital assets, of which BERA is currently the principal digital asset holding. In October 2025, our Board of Directors (the “Board”) created a Digital Assets Committee to oversee our Treasury Policy.

In addition to operating a reduced-scale legacy wholesale / distribution business through an asset-light drop-ship model, our management has focused its resources in accordance with the Treasury Policy and a significant portion of the balance sheet has been allocated to holding BERA in our digital asset treasury.

Currently, BERA is our principal digital asset holding under our Treasury Policy. As a result, our assets are highly concentrated in a single digital asset. Adverse developments specific to BERA, its protocol, or its ecosystem could have a disproportionate impact on our financial condition and results of operations. To mitigate price risk, we may from time to time hedge our BERA exposure in whole or in part using a combination of call options, put options, total return swaps, futures, or other derivative instruments executed through regulated or institutional-grade counterparties. However, there can be no assurance that such hedging strategies will be available at favorable terms, executed without market impact, or sufficient to offset adverse price movements in BERA.

Our Treasury Policy is intended to support treasury management, liquidity, and capital allocation through the following:

●	utilizing capital markets issuances, including the issuance of both equity and convertible debt, where we may issue capital to support our Treasury Policy, liquidity objectives, and other corporate purposes, including acquisition of BERA;
●	purchasing BERA, either through open market purchases, block trades, or other negotiated transactions, including both locked and unlocked BERA;
●	actively participating in staking, validator activities, and limited decentralized finance (“DeFi”) strategies, subject to risk management controls and governance oversight; and
●	selling our BERA holdings, whether on the open market, through block trades, or other negotiated transactions, for liquidity management, treasury rebalancing, risk management, or other corporate purposes, when legally permissible and approved under the Company’s governance framework.

Berachain and the Berachain Ecosystem

Berachain is a decentralized, open-source, EVM-compatible layer-1 blockchain engineered for high throughput, low latency, and full compatibility with Ethereum tooling, smart contracts, and infrastructure. This design enables seamless porting of Ethereum decentralized applications (“dApps”) and allows Berachain to adopt major Ethereum upgrades with minimal friction, providing developers immediate access to a growing, high-performance alternative network.

Berachain utilizes a novel proof of liquidity consensus mechanism (“PoL”) that integrates network security with active liquidity provisioning. The network revolves around three core participant groups:

●	validators who are responsible for securing the network by proposing and attesting to new blocks in exchange for network rewards;
●	users comprising of individuals and organizations that use Berachain for a variety of purposes (e.g., transferring value, interacting with dApps and participating in DeFi protocols); and
●	developers worldwide who are contributing to the Berachain protocol by building dApps and creating new use cases for the network.

The PoL consensus model utilizes a dual-token model, each as described below:

●	BERA is the native gas and staking token on the Berachain protocol. It is used to pay transaction fees and execute smart contracts. Validators stake BERA to participate in the PoL consensus mechanism, with the top 69 validators holding the highest staked amount of BERA forming the set of active validators eligible to earn block rewards.
●	BGT is a non-transferable token on the Berachain protocol. It is emitted only to validators as part of block rewards and is earned solely through on-chain participation in PoL. Validators must stake BGT to specific dApps’ reward vaults in order to direct the allocation of future BGT emissions by the Berachain protocol. A dApp reward vault that receives delegated BGT may distribute that BGT to users in exchange for predefined actions, such as providing liquidity, executing trades, or interacting with protocol features. Any holder of BGT may burn it on a 1:1 basis to mint an equivalent amount of BERA.

Using these two tokens, PoL is designed to create a network incentive flywheel whereby validators stake BERA to secure the blockchain and earn BGT through block production, then stake or delegate BGT to dApps to direct future emissions. dApps in turn award BGT to users for liquidity provisioning or protocol usage, and users can burn BGT 1:1 for BERA.

BERA holders may stake their BERA tokens to participate in the PoL consensus mechanism. By staking BERA, participants contribute to network security, and earn yield from PoL incentive redirections, thereby reinforcing the economic foundation of the Berachain network.

Thousands of digital assets have been developed since the inception of Bitcoin, which is currently the most developed digital asset because of the length of time it has been in existence, the investment in the infrastructure that supports it, and the network of individuals and entities that are using Bitcoin in transactions. While BERA has enjoyed some success in its limited history, the aggregate value of outstanding BERA is much smaller than that of Bitcoin and many other digital assets and may be further eclipsed by the more rapid development of other digital assets. We operate in a competitive environment and compete against other companies and other entities with similar strategies, including companies with significant holdings in other digital assets.

Custody of BERA

We currently intend to self-custody our BERA, utilizing secure multi-party computational (“MPC”) wallets offered by Fireblocks, an institutional digital assets platform that allows users the ability to build custody workflows with embedded maker/checker steps, enforceable trade limits, and recovery capabilities. In light of the significant amount of BERA tokens we intend to accumulate, we expect to continually evaluate and implement self-custody best practices as well as, if deemed desirable, third-party digital asset custody solutions.

On-chain Activities

We may increase our BERA position over time through purchases, staking, validator activities, and other permitted treasury activities. Under our Treasury Policy, a portion of our BERA may be allocated to select DeFi protocols, subject to legal, compliance, and control requirements. We may also delegate a portion of our BERA to Berachain’s native staking protocol, through which we may earn rewards that can be used for general corporate purposes. Further, we may from time to time operate one or more validators to help secure the network. As a validator, we will be entitled to (1) earn gas fees and priority fees; (2) collect incentives provided by dApp and protocol developers for directing BGT rewards to their respective rewards vaults; and (3) receive a base block reward anytime we successfully propose a block.

Regulations

BERA and other digital assets are relatively novel and the application of state and federal securities laws, taxes and other laws and regulations to digital assets is unclear in certain respects. Depending on the regulatory characterization of BERA, the markets for cryptocurrency in general, and our activities in particular, our business and our BERA acquisition strategy may be subject to regulation by one or more regulators in the United States and globally. The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions related to digital assets. For example, the U.S. executive branch, the SEC, the European Union’s Markets in Crypto Assets Regulation, among others, have been active in recent years, and in the U.K., the Financial Services and Markets Act 2023, or FSMA 2023, became law. Moreover, the regulatory status of digital asset treasury companies like us is currently uncertain. We will continue to monitor laws and regulations related to digital assets to determine any compliance changes that we need to make. Ongoing and future regulatory actions may alter, to a materially adverse extent, the nature of digital assets markets, the participation of industry participants, including service providers and financial institutions in these markets, and our ability to pursue our BERA strategy in line with our Treasury Policy.

Governments around the world have reacted differently to digital assets; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as the U.S., digital assets are subject to overlapping, uncertain and evolving regulatory requirements. For example, within the past few years:

●	President Trump has signed an Executive Order instructing a working group comprised of representatives from key federal agencies to evaluate measures that can be taken to provide regulatory clarity and certainty built on technology-neutral regulations for individuals and firms involved in digital assets, including through well-defined jurisdictional regulatory boundaries, and this working group submitted a report with regulatory and legislative proposals on July 30, 2025;
●	in January 2025, the SEC announced the formation of a “Crypto Task Force,” which was created to provide clarity on the application of the federal securities laws to the crypto asset market and to recommend policy measures with respect to digital asset security status, registration and listing of digital asset-based investment vehicles, and digital asset custody, lending and staking;
●	in May 2025, the SEC issued a statement providing its view that certain staking activities on blockchain networks that use protocol staking activities do not involve the offer or sale of securities under the Securities Act of 1933 or the Securities Exchange Act of 1934;

●	in April and August 2024, Uniswap Labs and OpenSea, respectively, publicized that they had each received a Wells Notice from the SEC, notifying them that the SEC was planning to recommend legal action against them based on allegations that they operate as unregistered securities exchanges; however, in February 2025 each of Uniswap Labs and OpenSea announced that the SEC had closed their investigations without taking any enforcement action;
●	in November 2023, Binance Holdings Ltd. and its then chief executive officer reached a settlement with the U.S. Department of Justice, the Commodity Futures Trading Commission (the “CFTC”), the U.S. Department of Treasury’s Office of Foreign Asset Control, and the Financial Crimes Enforcement Network (“FinCEN”) to resolve a multi-year investigation by the agencies and a civil suit brought by the CFTC, pursuant to which Binance agreed to, among other things, pay $4.3 billion in penalties across the four agencies and to discontinue its operations in the United States;
●	the European Union adopted Markets in Crypto Assets Regulation, a comprehensive digital asset regulatory framework for the issuance and use of digital assets;
●	in June 2023, the United Kingdom adopted and implemented the Financial Services and Markets Act 2023, which regulates market and promotional activities in “cryptoassets;” and
●	in China, the People’s Bank of China and the National Development and Reform Commission have outlawed cryptocurrency trading activities and declared all cryptocurrency transactions illegal within the country.

As digital assets have grown in both popularity and market size, there has been increasing focus on the operations of digital asset networks, digital asset users and digital asset exchanges, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist activities, or circumvent sanctions regimes, including those sanctions imposed in response to the ongoing conflict between Russia and Ukraine. Many U.S. state, federal and international agencies have issued consumer advisories regarding the risks posed by digital assets to investors. In addition, federal and state agencies, and other countries have issued rules or guidance regarding the treatment of digital asset transactions and requirements for businesses engaged in activities related to digital assets. If we are found to have purchased or sold any of our BERA to or from bad actors that have used BERA to launder money or persons subject to sanctions, we may be subject to regulatory proceedings and any further transactions or dealings in BERA by us may be restricted or prohibited.

The CFTC takes the position that some digital assets fall within the definition of a “commodity” under the Commodities Exchange Act of 1936, as amended (the “CEA”). Under the CEA, the CFTC has broad enforcement authority to police market manipulation and fraud in spot digital assets markets in which we may transact. Beyond instances of fraud or manipulation, currently, the CFTC generally does not oversee cash or spot market exchanges or transactions involving digital asset commodities that do not utilize margin, leverage, or financing.

However, the U.S. Congress is contemplating multiple bills related to digital assets and the digital assets market, including by specifying the regulatory oversight authority for the applicable regulators and defining key concepts related to digital assets. In particular, the Digital Asset Market Clarity Act of 2025 (“Clarity Act”), previously passed by the U.S. House of Representatives, is expected to, if promulgated into law, define a digital asset that is intrinsically linked to and derives value from use in a blockchain system as a “digital commodity”, and provide for certain exclusions or exemptions for digital commodities from being treated or regulated as a “security.” Under the CLARITY Act, the CFTC will have primary regulatory oversight authority over spot digital commodities. Similarly, the Responsible Financial Innovation Act currently under discussions in the U.S. Senate would give the CFTC jurisdiction over any agreement, contract or transaction involving certain qualifying digital assets. Neither the CLARITY Act nor the Responsible Financial Innovation Act have been passed or signed into law, and will require further rules to be promulgated to implement. In addition, CFTC regulations and CFTC oversight and enforcement authority continue to apply with respect to futures, swaps, other derivative products and certain retail leveraged transactions involving digital assets.

On July 18, 2025, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (“GENIUS Act”) was enacted, establishing a federal regulatory framework for payment stablecoins. The GENIUS Act will become effective on July 18, 2028. The GENUIS Act prohibits the issuance or use of payment stablecoins unless the issuer obtains a qualifying license and complies with a range of regulatory requirements, including reserve backing with liquid assets, redemption rights, governance standards, and operational transparency. The GENIUS Act also restricts the payment of interest on stablecoins and imposes oversight on both bank and nonbank issuers. The enactment of the GENIUS Act, or the removal or migration of prominent stablecoins from the BERA network, could reduce the willingness of market participants to engage in digital asset transactions that rely on stablecoins, diminish liquidity in the BERA market, and adversely affect the price of BERA. Any such developments could, in turn, materially and adversely impact our value.

Our activities involving BERA and other digital assets may fall within the jurisdiction of more than one financial regulator and various courts and such laws and regulations are rapidly evolving and increasing in scope.

Digital asset treasury strategy and BERA treasury policy

On October 23, 2025, the Board approved a treasury policy that designates BERA, the native digital asset of the Berachain network, as the principal digital asset within our treasury strategy. The Board formed a Digital Assets Committee, chaired by Bruce Linton and including director Billy Levy, to oversee this policy, and appointed Benjamin Isenberg as Chief Investment Officer to manage the BERA strategy and related controls. Our asset treasury strategy consists of acquiring, holding, and managing exposure to BERA as a primary treasury reserve asset.

In connection with the October 2025 PIPE transaction, we agreed to certain contractual transfer restrictions on a portion of its BERA holdings. As of December 31, 2025, while these contractual provisions were in place, no operational lockup mechanism had been implemented, and we retained the ability to utilize such BERA, including for staking activities. An operational lockup mechanism was implemented in mid-February 2026, with restrictions scheduled to expire on April 23, 2026. Management concluded that, as of December 31, 2025, these contractual provisions did not impact the fair value measurement or classification of the Company’s BERA holdings.

In addition, we hold U.S. dollar-denominated stablecoins classified as cash equivalents and used for liquidity management and working capital purposes. We may deploy BERA into validator infrastructure, staking arrangements, or other ecosystem activities, subject to governance approval, risk management protocols, and market conditions. We may acquire and hold BERA as a primary digital asset as part of the treasury strategy, subject to liquidity needs, market conditions, and Board-approved risk parameters; near-term plans do not include allocating treasury assets to other digital assets, which increases concentration risk.

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

To manage treasury risk, we may selectively use hedging instruments such as options, swaps, or futures with institutional-grade counterparties, subject to availability and cost. We may engage in on-chain activities in a controlled manner, including staking, limited validator operations, and measured decentralized finance participation, subject to legal, compliance, and control requirements.

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

A more detailed description of risks related to pricing volatility, custody, valuation, and regulation appears in Part II, Item 1A “Risk Factors.” Additional information about post-quarter activity and policy governance is provided in Note 14, “Subsequent Events,” and in our Current Report on Form 8-K filed October 20, 2025.

Legacy Business Overview and Strategic Transition

Historically, we operated a wholesale and distribution platform focused on the sale of premium accessories, vape devices, and related lifestyle products through a combination of warehouse-based fulfillment and direct-to-consumer channels.

During fiscal year 2025, we materially reduced this legacy operating footprint, substantially exited warehouse inventory as of December 31, 2025, and transitioned the remaining commerce business to an asset-light, drop-ship model. We exited our warehouse operations by the end of February 2026 and reduced headcount associated with legacy operations through March 2026. As a result, the wholesale and distribution segment continues to operate at a significantly reduced scale and is no longer the primary driver of our financial performance.

In the fourth quarter of 2025, we completed a private investment in public equity (“PIPE”) financing with digital asset-focused investors and deployed the proceeds into digital assets, including BERA and U.S. dollar-denominated stablecoins.

Accordingly, our business and capital allocation strategy is focused on a digital asset treasury model focused on acquisition, staking, validator participation, and strategic deployment of digital assets.

As of December 31, 2025, a substantial majority of our assets consisted of digital assets and cash equivalents, including U.S. dollar-denominated stablecoins. Our financial condition, liquidity, and results of operations are therefore significantly influenced by digital asset market conditions and fair value remeasurement.

Our financial results primarily reflect digital asset-related activities, with legacy wholesale and distribution operations representing a reduced and non-core component of the business.

Restructuring Activities

We executed a series of restructuring initiatives during 2024 and 2025 in connection with our transition away from a warehouse-based distribution model and ultimately toward a digital asset treasury strategy. These actions were focused on eliminating working capital intensity, reducing fixed costs, and repositioning the business.

Our key initiatives include:

1.	Technology Enhancements: Continued investment in e-commerce platforms to support an asset-light, drop-ship operating model.

2.	Facility Footprint Rationalization: The Company exited its warehouse operations by February 28, 2026 and eliminated its physical distribution footprint.

3.	Headcount Reduction: We significantly reduced headcount associated with legacy warehouse and distribution operations through March 2026.

4.	Inventory Exit: We disposed of substantially all inventory and recorded reserves resulting in a net inventory balance of zero as of December 31, 2025.

5.	Commercial Simplification: We streamlined our commercial organization to align with a reduced-scale, asset-light e-commerce model.

6.	Product Portfolio Rationalization: We reduced focus on owned product lines and prioritized third-party fulfillment partnerships.

7.	Capital Allocation: Capital was redeployed from legacy operating activities into digital asset treasury investments, including BERA and stablecoins.

We believe these actions have significantly reduced operating costs, eliminated working capital requirements associated with inventory, and repositioned the Company to execute on our digital asset treasury strategy.

During 2024 and 2025, we received capital from various sources that supported the restructuring of legacy operations and the establishment of its digital asset treasury strategy.

Fiscal year 2025 reflects a substantial strategic transition. As a result, comparisons to prior periods are affected by the reduction of legacy warehouse and inventory activity, the monetization and write-off of inventory, the reserve of certain legacy receivables, and the introduction of fair value accounting for digital assets.

Organization

Greenlane Holdings, Inc. (“Greenlane” and, collectively with the Operating Company (as defined below) and its consolidated subsidiaries, the “Company”, “we”, “us”, and “our”) was formed as a Delaware corporation on May 2, 2018. We are a holding company that was formed for the purpose of completing an underwritten initial public offering (“IPO”) of shares of our Class A common stock, $0.01 par value per share (“Class A common stock”), in order to carry on the business of Greenlane Holdings, LLC (the “Operating Company”). The Operating Company was organized under the laws of the state of Delaware on September 1, 2015, and is based in Boca Raton, Florida. Refer to “Note 1—Business Operations and Organization” within Item 8 for further information on the Company’s organization and the IPO and related transactions. We are the sole manager of the Operating Company and we own a 100% interest in the Operating Company.

Our Operating Priorities

Our near-term operating priorities are:

1.	disciplined execution of the Company’s digital asset treasury strategy and related governance framework,
2.	preservation of liquidity and capital flexibility,
3.	continued reduction and simplification of residual legacy operating activities, and
4.	operation of vapor.com and related legacy commerce activities through an asset-light drop-ship model.

The Company does not currently operate a warehouse-based wholesale model and no longer maintains material inventory. Legacy commerce activities are managed for efficiency, customer continuity, and liquidity rather than growth.

The Company’s remaining legacy commerce operations are conducted primarily through vapor.com and related channels using a drop-ship model. Third-party partners handle inventory, fulfillment, and shipping, while the Company retains control over customer relationships, digital marketing, and certain sales activities. This business is non-core and significantly smaller than in prior periods.

In 2025, the Company completed capital raises that supported both the restructuring of legacy operations and the establishment of its digital asset treasury strategy. Additional information regarding these financings is included in Item 7 and the notes to the consolidated financial statements.

On February 19, 2025, we consummated a private placement (the “Private Placement”) pursuant to a securities purchase agreement (“Purchase Agreement”) with institutional investors (the “Purchasers”) for the purchase and sale of approximately $25.0 million of shares of the Company’s Class A common stock (the “Common Stock”) and investor warrants at a price of $892.50 per Common Unit. The entire transaction was priced at the market under Nasdaq rules. The offering consisted of the sale of Common Units (or Pre-Funded Units), each consisting of (i) one (1) share of Common Stock or one (1) Pre-Funded Warrant, (ii) one (1) Series A PIPE Common Warrant to purchase one (1) share of Common Stock per warrant at an exercise price of $2,231.25 (the “Series A Warrant”) and (iii) one (1) Series B PIPE Common Warrant to purchase one (1) share of Common Stock per warrant at an exercise price of $2,231.25 (the “Series B Warrant” and together with the Series A Warrant, the “Warrants”).

The initial exercise price of each Series A Warrant is $2,231.25 per share of Common Stock. The Series A Warrants are exercisable following stockholder approval and expire five (5) years thereafter. The number of securities issuable under the Series A Warrant is subject to adjustment as described in more detail in the Series A Warrant. The initial exercise price of each Series B Warrant is $2,231.25 per share of Common Stock or pursuant to an alternative cashless exercise option. The Series B Warrants are exercisable following stockholder approval and expire two and one-half (2.5) years thereafter. The number of securities issuable under the Series B Warrant is subject to adjustment as described in the Series B Warrant.

In connection with the Private Placement, we entered into a registration rights agreement with the Purchasers on February 18, 2025 (the “Registration Rights Agreement”), pursuant to which we are required to file a registration statement covering the resale of the Securities within 30 calendar days of the closing of the offering.

On October 20, 2025, we also entered into subscription agreements (the “Cryptocurrency Subscription Agreements”) with certain accredited investors (the “Cryptocurrency Subscribers”) pursuant to which the Company agreed to sell and issue to the Cryptocurrency Subscribers in a private placement offering (the “Cryptocurrency Offering”) pre-funded warrants (the “Cryptocurrency Pre-Funded Warrants”) to purchase 15,504,902 shares of Common Stock which the native digital asset of the Berachain blockchain, BERA, will be valued for purposes of the Cryptocurrency Subscription Agreements at $1.9477 for Cryptocurrency Subscribers (based on the seven day trailing VWAP using Binance 1-hour Kline data), or $0.9836 in the case of the Berachain Foundation (representing a 49.5% discount). The Pre-Funded Warrants have an exercise price of $0.01 per share. In the Cryptocurrency Offering, the Cryptocurrency Subscribers tendered either Unlocked BERA tokens or Locked BERA tokens to the Company as consideration for the Cryptocurrency Pre-Funded Warrants. Certain of the Cryptocurrency Pre-Funded Warrants are subject to lock-up agreements and become exercisable on April 18, 2026.

On October 23, 2025, we closed a $110 million private placement consisting of cash subscriptions and crypto denominated subscriptions in support of a BERA focused treasury strategy ( the “BERA Private Placement”). The closing delivered approximately $24.3 million of net cash proceeds and approximately $19.0 million of stablecoin proceeds in USDT and USDC, and held approximately 54.2 million BERA at closing. As compensation to the placement agent, we paid the placement agent a commission equal to 2% of the BERA Private Placement (or 1.0% placement commission for any investors introduced by the Company, Polychain Capital LP or the Berachain Foundation (or any affiliate of any of the foregoing) to the placement agent), plus an additional $5 million. Beginning with periods after October 23, 2025, in-scope crypto assets will be measured at fair value with changes recognized in net income. Advisory warrants totaling 5,264,752 shares of common stock were also issued in connection with our transition to a digital asset treasury strategy and board service. These advisory warrants become exercisable on April 23, 2026.

We used the majority of proceeds to acquire BERA and to establish digital asset treasury operations, with approximately $3.0 million earmarked for legacy operations.

In connection with the October 2025 private placement, the Company paid customary placement agent fees and expense allowances and issued placement agent warrants to Aegis Capital Corp. or its designees.

Human Capital Resources

As of March 17, 2026, we had eleven full-time employees. Approximately ten were employed in the U.S., and one was employed in the Bahamas. None of our employees are represented by a labor union. We have never experienced a labor-related work stoppage.

The Company has significantly reduced headcount in connection with the restructuring of its legacy wholesale and distribution operations. As of the filing date, the workforce is concentrated in treasury, finance, compliance, technology, and limited e-commerce support functions.

Trademarks

We own a number of registered trademarks and service marks, including without limitation, trademarks in the relevant classes of goods for Greenlane, Higher Standards, Aerospaced, Groove, and Pollen Gear. We also license certain trademarks and other intellectual property, most notably those associated with our Marley Natural and Keith Haring brands. Solely for convenience, trademarks and trade names referred to in this Annual Report may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. In addition, this Annual Report contains trade names, trademarks and service marks of other companies that we do not own. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies. We believe certain of our trademarks have continuing value. The duration of trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

Recent Developments

Delisting Notice

On March 25, 2026, we received a notification letter from the Listing Qualifications Department of Nasdaq (the “Delisting Notice”), notifying us that we were not in compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market and its staff has determined to delist our securities pursuant to its discretionary authority under Listing Rule 5550(a)(2). Due to having effected two reverse stock splits over the prior two-year period, we are not eligible for the 180-day period to regain compliance under Rule 4810(c)(3)(A). Pursuant to the Delisting Notice, we plan to appeal this determination before a Nasdaq Hearings Panel, staying the suspension of our common stock.

Reverse Stock Split

On March 25, 2026, our stockholders approved an amendment to our amended and restated certificate of incorporation to effect a reverse stock split of our issued and outstanding Common Stock at a ratio within a range of 1-for-5 to 1-for-15, with the final ratio and timing to be determined at the discretion of our Board of Directors. As of the date of issuance of these financial statements, the reverse stock split has not been effected. Accordingly, our financial statements, including share and per share amounts, have not been adjusted to reflect the reverse stock split.

We expect to effect the reverse stock split shortly following the issuance of these financial statements.

BERA Holdings

As of February 27, 2026, following the adoption of the new digital asset treasury strategy, we held approximately 70.4 million units of BERA pursuant to the strategic acquisition of approximately 9 million units of BERA between December 4, 2025 and February 27, 2026. At the same time, we also announced plans to deploy up to 50 million units of BERA into validator infrastructure on the Berachain network, comprising approximately 20 million units of BERA across two independently operated validators and up to 30 million units of BERA through a previously announced partnership with Infrared Finance.

Token Transaction Agreements

On February 4, 2026, Greenlane Subsidiary Inc. (the “Subsidiary”), a wholly-owned subsidiary of the Company, entered into (a) a Token Purchase and Sale Agreement (the “Purchase and Sale Agreement”) and (b) a Token Lending Agreement (the “Lending Agreement,” and together with the Purchase and Sale Agreement, the “Transaction Agreements”) with Berachain Operations Corporation, a British Virgin Islands Business Company (the “Counterparty”).

Pursuant to the Lending Agreement, the Subsidiary (as Lender) may agree to lend to the Counterparty (as Borrower) an amount of USDC and/or USDT stablecoins (the “Lent Tokens”) pursuant to loan confirmation agreements to be agreed between the parties from time to time, accruing interest at a rate to be determined in such agreements. The Counterparty intends to use the Lent Tokens to acquire BERA tokens in the open market or in privately negotiated transactions from various counterparties.

Pursuant to the Purchase and Sale Agreement, the Subsidiary (as Buyer) may request to purchase tranches of BERA tokens from the Counterparty (as Seller), pursuant to tranche notices to be agreed between the parties from time to time. The purchase price for each tranche is determined through a combination of time-weighted average price and other pricing mechanics, including protective “market out” provisions. Furthermore, the Purchase and Sale Agreement permits flexible transaction sizing set within a pre-negotiated percentage range.

The Counterparty subsequently informed the Company that it may, from time to time, conduct significant transactions with BSQD Corp. (“BSQD”) to source BERA to fulfill its obligations under the Purchase and Sale Agreement. BSQD is an entity that is wholly owned by Ben Isenberg, Greenlane’s Chief Investment Officer. Any such transactions with BSQD would be conducted on an arm’s-length basis at prevailing market prices and conditions. Mr. Isenberg is considered a related party and the transactions described herein constitute a “related party transaction” as defined by Item 404 of Regulation S-K.

Appointment of Chief Executive Officer

On February 11, 2026, the Board of Directors unanimously appointed Jason Hitchcock as Chief Executive Officer of the Company. Mr. Hitchcock brings over 15 years of experience building and scaling revenue engines across SaaS, blockchain infrastructure, and decentralized finance. He joins Greenlane as we continue to execute our Berachain-focused Digital Asset Treasury strategy.

ATM Offering

On January 7, 2026, we entered into a Sales Agreement (the “Sales Agreement”) with Yorkville Securities, LLC (“Yorkville”) pursuant to which we may, from time to time, offer and sell shares (the “ATM Shares”) of our Common Stock through or to Yorkville, acting as sales agent or principal (the “ATM Offering”). On January 7, 2026, we filed a prospectus supplement in connection with the ATM Offering for up to $5,355,687 of shares of Common Stock (the “Prospectus Supplement”).

Subject to the terms and conditions of the Sales Agreement, Yorkville will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the ATM Shares from time to time, based upon our instructions. We have provided Yorkville with customary indemnification and contribution rights, and Yorkville will be entitled to a commission of up to 3.0% of the gross proceeds from each sale of the ATM Shares pursuant to the Sales Agreement.

Corporate Information

Our executive offices are located at 4800 N Federal Hwy, Suite B200, Boca Raton, Florida 33487. Our telephone number at our executive offices is (877) 292-7660.

Available Information

Our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the SEC. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC. Such reports and other information filed by us with the SEC are available free of charge at investor.gnln.com/financial-information/sec-filings when such reports are available on the SEC’s website. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We periodically provide other information for investors on our corporate website, www.gnln.com, and our investor relations website, investor.gnln.com. This includes press releases and other information about financial performance, information on corporate governance and details related to our annual meeting of shareholders. The information contained on the websites referenced in this Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.

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

Our shift towards a BERA-focused strategy requires substantial changes in our day-to-day operations and exposes us to significant operational risks.

Our shift towards a BERA-focused strategy exposes us to significant operational risks. In connection with the implementation of our Treasury Policy, we intend to operate a validator to help secure the Berachain network, and we expect to allocate a portion of our BERA holdings to other onchain activities, including staking and certain DeFi strategies. If we serve as a validator, we may suffer slashing or forfeiture of rewards due to downtime, misconfiguration, or malicious software, materially reducing the number of BERA held in our treasury. In addition, the Berachain protocol is rapidly evolving, with frequent upgrades and protocol changes that may require significant adjustments to our operational setup and allocation strategy. The upgrades and protocol changes may require that we incur unanticipated costs and could cause temporary service disruptions. We may also need to employ third-party service providers in our operations, which may introduce risks outside of our control, including significant cybersecurity risks. In connection with our proposed activities, we intend to operate a validator to secure the Berachain network. If we choose to serve as a validator, we may suffer slashing or forfeiture of rewards due to downtime, misconfiguration, or malicious software, materially reducing the number of BERA held in our treasury. Any of these operational risks could materially and adversely affect our ability to execute our Treasury Policy, prevent us from realizing positive returns and severely hurt our financial condition.

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

Historically, the digital asset markets have been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our BERA at favorable prices or at all. Further, BERA we stake or otherwise deposit into dApps and DeFi protocols does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Further, any BERA staked or otherwise deployed in DeFi protocols could be subject to partial or total loss if any third-party developer or recipient of the staked or deployed BERA is subject to a cyberattack of any sort or is otherwise unable to repay the assets we’ve deployed. In addition, Berachain’s native staking protocol currently requires a 7-day unbonding period for withdrawing staked BERA tokens. During this period, staked BERA will not earn rewards and will not be liquid. The unbonding period may be subject to change with or without notice to us. Moreover, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered BERA or otherwise generate funds using our BERA holdings, including in particular during times of market instability or when the price of BERA has declined significantly. Furthermore, a certain portion of our BERA are under a contractual lockup from the Berachain Foundation (the “Foundation”), and we may continue to acquire locked BERA at a discount to market prices of unlocked BERA in order to generate value for stockholders. These locked BERA are significantly less liquid than cash and our unlocked BERA holdings. If we are unable to sell our locked or unlocked BERA, enter into additional capital raising transactions using locked or unlocked BERA as collateral, or otherwise generate funds using our locked or unlocked BERA holdings, or if we are forced to sell our locked or unlocked BERA at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

We may be subject to regulatory developments related to digital assets and digital asset markets, which could adversely affect our business, financial condition, and results of operations.

As BERA and other digital assets are relatively novel and the application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of BERA, The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of BERA or the ability of individuals or institutions such as us to own or transfer BERA. Increased regulatory scrutiny may result in additional costs for us and may require our management team to devote increased time and attention to regulatory matters, change aspects of our business, or result in limits on the utility of digital assets. Due to the risk of a changing regulatory environment, we may be required to comply with new laws, regulations, or interpretations, which may result in heightened regulatory and compliance related costs, litigation, regulatory investigations, and enforcement or other actions. Adverse changes to, or our failure to comply with applicable laws may have an adverse effect on our reputation, brand, our business, operating results, and financial condition. Future regulatory developments regarding the treatment of digital assets, staking rewards, or digital asset treasury strategies for U.S. federal, state, or international tax purposes could materially affect the liquidity or value of BERA, or the way we account for, recognize, and report our BERA holdings and related income. The liquidity of digital assets may also be impacted to the extent that changes in applicable laws and regulatory requirements negatively impact the ability of exchanges and trading venues to provide services for digital assets. The effect of any future regulatory change on the Company is impossible to predict, but such change could be substantial and adverse.

Moreover, the implementation of our Treasury Policy has created, and could continue to create complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of BERA or the ability of individuals or institutions such as us to own or transfer BERA. Regulatory authorities have been evolving in their approach to digital assets. It is not possible to predict whether, or when, any of these developments will lead to U.S. Congress granting additional authorities to the SEC or other regulators, or whether any other federal, state, or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function or the willingness of financial and other institutions to continue to provide services to the digital assets industry, nor how any new regulations or changes to existing regulations might impact the value of digital assets generally and any BERA we hold specifically. The consequences of increased regulation of digital assets and digital asset-related activities could adversely affect the market price of any BERA we hold and in turn adversely affect the market price of our common stock.

There is a possibility that BERA tokens may be classified as a “security” under U.S. federal securities laws. If BERA tokens are classified as a “security,” that would subject us to additional regulation and could materially impact the operations of our treasury strategy and our business.

Neither the SEC nor any other U.S. federal or state regulator has publicly stated whether they agree that BERA tokens are a “security,” and BERA tokens have not yet been classified with respect to the U.S. federal securities laws. Although we believe that BERA tokens are not a “security” within the meaning of the U.S. federal securities laws, we acknowledge the uncertainty that a regulatory body or federal court may determine otherwise in the future. If BERA is deemed a security, we may face legal or regulatory action, even if our beliefs were reasonable under the circumstances.

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

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in the 1940 Act, and are not registered as an “investment company” under the 1940 Act as of the date of this Annual Report on Form 10-K.

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

Mutual funds, exchange-traded funds and their directors and management are subject to extensive regulation as “investment companies” and “investment advisers” under U.S. federal and state law; this regulation is intended for the benefit and protection of investors. We are not subject to, and do not otherwise voluntarily comply with, these laws and regulations. This means, among other things, that the execution of or changes to our Treasury Reserve Policy or our BERA strategy, our use of leverage, the manner in which our BERA is custodied, our ability to engage in transactions with affiliated parties and our operating and investment activities generally are not subject to the extensive legal and regulatory requirements and prohibitions that apply to investment companies and investment advisers. For example, although a significant change to our Treasury Reserve Policy would require the approval of our Board, no stockholder or regulatory approval would be necessary. Consequently, our Board has broad discretion over the investment, leverage and cash management policies it authorizes, whether in respect of our BERA holdings or other activities we may pursue, and has the power to change our current policies, including our strategy of acquiring and holding BERA, See “Use of Proceeds.”

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

Litigation, regulatory enforcement actions, or legal proceedings against key participants in the Berachain ecosystem could materially harm network activity, token demand, and the value of an investment in our Common Stock.

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

As of February 27, 2026, we hold approximately 70.4 million BERA, representing more than 10% of the total initial BERA supply of 500 million tokens. A substantial portion of the Company’s assets consists of BERA. As a result, the Company is exposed to concentration risk associated with a single digital asset, and changes in the market value, liquidity, utility, or regulatory treatment of BERA could materially adversely affect the Company. This significant concentration means that any future sale, transfer, staking, delegation, or other disposition of BERA by us, whether to fund operations, provide liquidity, or for any other purpose, could substantially increase the circulating supply and exert downward pressure on the market price of BERA, regardless of the underlying performance or adoption of the Berachain network. Additionally, our large holdings may create actual or perceived conflicts of interest in governance decisions, validator delegation strategies, or protocol upgrade proposals, particularly if such actions could directly or indirectly benefit our token position at the expense of other BERA holders. The market may also react negatively to the mere possibility of future dispositions by the Company, leading to increased price volatility, reduced investor confidence, and a material decline in the value of BERA, which could adversely affect our financial condition and the value of an investment in our Common Stock.

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

Moreover, because digital assets, including BERA, have been in existence for a relatively short period of time and are continuing to develop, there may be additional risks in the future that are impossible to predict as of the date of this Annual Report on Form 10-K.

Berachain is a relatively new technological innovation with a limited operating history.

Berachain has a limited history of existence and operations. The Berachain protocol launched in early 2025, with BERA first becoming tradable on major global cryptocurrency exchanges in February 2025. As a result, there is only a brief performance record regarding the technical stability, security, scalability, and economic behavior of the Berachain protocol under real-world conditions. The network has not yet been tested through prolonged periods of high transaction volume, sustained validator participation, adverse market conditions, or significant stress on the PoL incentive system, including PoLv2 mechanics such as dynamic emissions, delegation weighting, and reward module execution. As such, there is only limited historical data to assess the resilience of core Berachain protocol components—such as BERA staking dynamics, BGT governance efficiency, or dApp reward distribution—during network congestion, token price volatility, or coordinated economic attacks. Although past performance is not necessarily indicative of future results, a longer operational track record might provide greater insight into the protocol’s ability to maintain PoL consensus stability, sustain liquidity in key markets, or adapt to evolving user and validator behavior. The absence of such history increases uncertainty regarding the long-term viability of the Berachain network and the value of an investment in our Common Stock.

If we or our counterparties suffer losses as a result of DeFi protocol failures, hacks, or exploits, we may be unable to recover some or all of our assets. Such an event could materially and adversely affect our business, financial condition, and the market price of our Common Stock.

As of the date of this Annual Report on Form 10-K we have not engaged a significant portion of our assets with DeFi protocols yet.

We face other risks related to our BERA treasury reserve business model.

Our BERA treasury reserve business model exposes us to various risks, including the following:

●	BERA and other digital assets are subject to significant legal, commercial, regulatory, and technical uncertainty, and our BERA strategy subjects us to enhanced regulatory oversight;

●	regulatory changes could impact our ability to interact with DeFi protocols, stake our digital assets, act as a validator or receive rewards;
●	regulatory scrutiny of our activities may increase potentially limiting our operations;
●	potential litigation risks exist related to smart contract vulnerabilities, or our business activities;
●	uncertainty around BERA’s regulatory status may impact our ability to maintain our listing;
●	changes in political administration may not guarantee a favorable regulatory environment for BERA;
●	future SEC actions or court decisions could retroactively classify BERA as a security, potentially leading to penalties or forced unwinding of transactions;
●	increased regulatory focus on Layer-1 blockchains beyond Bitcoin and Ethereum could result in new compliance requirements;
●	our use of call and put options on BERA exposes us to derivative-specific risks, including potential leverage effects, counterparty default risk, valuation and liquidity challenges, and the possibility that option strategies may not effectively hedge downside risk or may limit upside participation;
●	concentration of influence by the Foundation or core contributors could impact protocol governance in ways that are adverse to us;
●	market instability or liquidity freezes could prevent us from liquidating BERA or using it as collateral when needed.

Blockchain technology may expose us to sanctioned or blocked persons or may result in unintentional or inadvertent violations of economic sanctions and anti-money laundering laws and regulations.

We are subject to the rules enforced by the Office of Foreign Assets Control of the U.S. Department of the Treasury (“OFAC”), including prohibitions on conducting direct or indirect business with persons named on, or owned by persons named on, OFAC’s various sanctions lists, including the Specially Designated Nationals and Blocked Persons list (“SDN List”). We are also prohibited from direct or indirect dealings with persons located, organized, or resident in jurisdictions subject to comprehensive U.S. economic sanctions (as of today, Cuba, Iran, North Korea, the so-called Donetsk People’s Republic, the so-called Luhansk People’s Republic, and the Crimea region of Ukraine), and may be prohibited from dealing with persons in other jurisdictions subject to targeted U.S. sanctions such as Venezuela, Russia, and Belarus.

U.S. sanctions compliance obligations apply to all U.S. persons and cover transactions in digital assets. U.S. sanctions authorities and law enforcement have, in recent years, directed significant attention to sanctions compliance among the digital assets industry. For example, OFAC has issued updated advisories regarding the use of virtual currencies, added a number of digital asset exchanges and service providers to the SDN List, and engaged in several enforcement actions, including a series of enforcement actions that have either shut down or significantly curtailed the operations of several smaller digital asset exchanges associated with Russian and/or North Korean nationals.

Because of the pseudonymous nature of blockchain transactions and decentralized applications, we may inadvertently and without knowledge, directly or indirectly engage in transactions with or for the benefit of prohibited persons under U.S. sanctions regulations, especially when engaging in DeFi activities where it may be impossible for us to determine the identity of our counterparties. OFAC may impose civil penalties for sanctions violations on a “strict liability” basis, meaning we may be held responsible for transacting with prohibited parties even if we have no knowledge that a particular counterparty is a prohibited person under U.S. sanctions regulations. In addition, we may be subject to non-U.S. economic sanctions laws and regulations to the extent we conduct activity within the jurisdiction of other sanctions regimes, including those of the European Union and United Kingdom.

OFAC and other governmental authorities have significant discretion in the interpretation and enforcement of U.S. economic sanctions laws and regulations. Moreover, economic sanctions laws and regulations continue to evolve, often with little or no notice, which could raise operational or compliance challenges. If it is determined that we have transacted with prohibited persons under U.S. sanctions regulations, even inadvertently, this could result in substantial reputational harm, fines or penalties, and costs associated with governmental inquiries and investigations. Despite our compliance efforts and activities we cannot assure compliance by our employees or representatives for which we may be held responsible, and any or all of the foregoing could have a material adverse effect on our business, prospects, operations or financial condition.

In addition, there has been increasing focus on the extent to which digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist activities. This misuse, or the perception of such misuse, could lead to greater regulatory oversight of BERA and BERA platforms, and there is the possibility that law enforcement agencies could close or blacklist BERA platforms or other BERA-related infrastructure with little or no notice and prevent users from accessing or retrieving BERA held via such platforms or infrastructure.

BERA held by us are not subject to FDIC or SIPC protections.

We will not hold our BERA with a banking institution or a member of the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Corporation (“SIPC”), and, therefore, our BERA holdings are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. As a result, we may suffer a loss with respect to our BERA that is not covered by insurance, and we may not be able to recover any of our carried value in our BERA holdings if they are lost or stolen or suffer significant and sustained reduction in conversion spot price. If we are not otherwise able to recover damages from a malicious actor in connection with these losses, our business and results of operations may suffer, which may have a material negative impact on our stock price.

Risks Related to Our Use of Derivatives on BERA

We plan to engage in derivatives transactions, including call options and put options on BERA, and such transactions may expose us to material risks that could adversely impact our business, operating results and financial condition.

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

We face market, liquidity, and concentration risks.

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

We face custody, security, and operational risks.

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

We face legal, regulatory, and sanctions risks.

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

We face financial reporting and valuation risks.

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

We face counterparty, stablecoin, and protocol risks.

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

We face governance, controls, and key-person risks.

The digital-asset strategy relies on specialized expertise and new governance, including dual-authorization wallet policies and Board-level oversight. If key personnel are unavailable or if controls are not designed and operated effectively, we could experience losses, reporting errors, or control deficiencies and may incur increased audit and compliance costs.

We face related-party and conflicts risks.

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

We face stablecoin classification risks.

The classification of U.S. dollar-pegged stablecoins as cash equivalents involves judgment and may be subject to challenge.

The Company classifies certain U.S. dollar-denominated stablecoins as cash equivalents for financial reporting purposes based on management’s assessment that such instruments are readily convertible to known amounts of U.S. dollars and present an insignificant risk of changes in value. Stablecoins are not legal tender and may be subject to issuer credit risk, reserve adequacy risk, redemption limitations, de-pegging events, cybersecurity incidents, or regulatory restrictions and are issued by private entities. Regulatory, accounting, or market developments could result in stablecoins being deemed not to meet the definition of cash equivalents. If such classification were required to change, the Company’s reported liquidity metrics, working capital, and presentation of financial position could be materially affected.

We Face Stablecoin Liquidity and DeFi Deployment Risk.

Stablecoins deployed into decentralized finance protocols may not be immediately liquid and may be subject to additional risks. To the extent the Company deploys stablecoins into DeFi protocols for yield generation, such assets may be subject to smart contract risk, liquidity risk, withdrawal restrictions, or protocol governance changes. Stablecoins deposited into such protocols may not be immediately redeemable at par value and could experience losses in the event of a protocol exploit, de-pegging event, or counterparty failure. To the extent the Company deploys stablecoins or digital assets into decentralized finance protocols, such assets may become subject to smart contract risk, withdrawal restrictions, liquidity constraints, counterparty risk, or protocol-level losses. Such risks could materially affect liquidity and financial condition.

Risks Related to Our Business and Industry

Global economic conditions, including global conflicts, inflation and supply chain disruptions, could materially and adversely our business, prospects, results of operations, financial condition, or cash flows.

Our business and operations are sensitive to global economic conditions. General global economic downturns and macroeconomic trends, including heightened inflation, volatility in the capital markets, interest rate and currency rate fluctuations, the ongoing war in Ukraine, recent and ongoing military conflicts between the U.S.-Israel alliance and Iran and its proxies, and economic slowdown or recession, may result in unfavorable conditions that could negatively affect demand for our products and exacerbate some of the other risks that affect our business, financial condition and results of operations. Both domestic and international markets experienced significant inflationary pressures in 2025 and inflation rates in the U.S. are currently expected to continue at elevated levels for the near-term. In addition, the Federal Reserve has raised, and is expected to continue to raise, interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. Interest rate increases or other government actions taken to reduce inflation could also result in an economic recession.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. Global conflicts, such as those described above, have created extreme volatility in the global capital markets and may continue to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of geopolitical unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. As such, changes in the political environment and other factors beyond our control could result in a material adverse effect on our business, results of operations and financial condition.

We have incurred significant operating and net losses and anticipate that we will continue to incur significant losses for the foreseeable future.

The Company has incurred net losses of $85.6 million and $17.7 million for the years ended December 31, 2025 and 2024, and the Company used $16.3 million and $6.8 million in operating activities, respectively.

Our ability to continue as a going concern is contingent upon successful execution of management’s intended plan over the next twelve months to improve our liquidity and profitability, which includes, without limitation:

■	Further reducing operating costs expense by taking additional restructuring actions to align cost with revenue,
■	Increasing revenue by introducing new products and acquiring new customers,
■	Execute on strategic partnerships accretive to margins and operating cash, and
■	Seeking additional capital through the issuance of equity securities or obtaining debt financing.

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

We had cash and cash equivalents available as of December 31, 2025, of $32.5 million. In addition, our revenue for the year ended December 31, 2025, was down from prior years and has declined in recent quarters. If we are unable to access additional liquidity through successful execution of our cost cutting strategic initiatives and revenue goals, we may have significant cash constraints, which would have a material adverse impact on our business, results of operations and ability to pay our debts as they come due.

Our financial results and the market price of our Common Stock may be affected by the prices of BERA.

As part of our capital allocation strategy for assets that are not required to provide working capital for our ongoing operations, we have invested and will continue to invest in BERA. As of February 27, 2026, we hold approximately 70.4 million BERA. The price of BERA has historically been subject to dramatic price fluctuations and is highly volatile. In addition, because our Treasury Policy is currently primarily concentrated in BERA, adverse developments specific to BERA, including protocol-level failures, governance decisions, validator network instability, or ecosystem contraction, could disproportionately impact our financial condition.

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

The price of BERA tokens is subject to dramatic price fluctuations and is highly volatile. For example, from February 6, 2025 (the date BERA tokens first became available on digital asset trading platforms) through March 28, 2026, the price of BERA tokens, as reported by CoinGecko.com, ranged from a high of approximately $14.99to a low of $0.34. We are required to measure our BERA token holdings at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our BERA tokens in net income each reporting period, which may create significant volatility in our reported earnings and decrease the carrying value of our digital assets, which in turn could have a material adverse effect on the market price of our common stock. Conversely, any sale of BERA tokens at prices above our carrying value for such assets creates a gain for financial reporting purposes even if we would otherwise incur an economic or tax loss with respect to such transaction, which also may result in significant volatility in our reported earnings.

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

Our customers generally place orders on an as-needed basis. Consistent with industry practice, we do not have long-term contracts with most of our customers, other than certain retail chains or distributors in Canada and abroad and certain state-licensed cannabis businesses in the United States. In addition, our agreements generally do not commit our customers to any minimum purchase volume. Accordingly, we are exposed to risks from potential adverse financial conditions in the vaporization products and consumption accessories industry, a potentially shifting legal landscape, the general economy, a competitive landscape, a changing technological landscape or changing customer needs or any other change that may affect the demand for our products. We cannot assure you that our customers will continue to place orders with us in similar volumes, on the same terms, or at all. Our customers may terminate their relationships with us or reduce their purchasing volume at any time. Our ten largest customers, in the aggregate, represented approximately 22.1% and 51.1% of our net sales for the years ended December 31, 2025 and 2024, respectively. The loss of a significant number of customers, or a substantial decrease in a significant customer’s orders, may have an adverse effect on our revenue.

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

On October 24, 2025, the Company appointed its Chief Investment Officer to manage digital-asset treasury activities. The Chief Investment Officer has relationships within the Berachain ecosystem. As of December 31, 2025, there were no related-party transactions to disclose.

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

For the year ended December 31, 2025, we derived 0.11% of our net sales from outside the United States, primarily in Canada. For the year ended December 31, 2024, we derived 17.9% of our net sales from outside the United States, primarily in Canada and certain European countries. As a result, we are subject to numerous evolving and complex laws and regulations which apply, among other things, to financial reporting standards, corporate governance, data privacy, tax, trade regulations, export controls, competitive practices, labor, health and safety laws, laws regarding controlled substances, laws regarding drug paraphernalia, and regulations in each jurisdiction in which we operate. We are also required to obtain permits and other authorizations or licenses from governmental authorities for certain of our operations and we or our suppliers must protect our intellectual property worldwide. In the jurisdictions in which we operate, we need to comply with various standards and practices of different regulatory, tax, judicial and administrative bodies.

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

The Operating Company is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to any entity-level U.S. federal income tax. Instead, taxable income is allocated to holders of Common Units. As of December 31, 2025 and 2024, we hold all of the outstanding Common Units. Accordingly, we will incur income taxes on any net taxable income of the Operating Company. Under the terms of the Fourth Amended and Restated Agreement of the Operating Company (the “Operating Agreement”), the Operating Company is obligated to make tax distributions to holders of Common Units. In addition to tax expenses, we will also incur expenses related to our operations which we expect could be significant. We intend, as its manager and sole member, to cause the Operating Company to make cash distributions to us in an amount sufficient to (i) fund our tax obligations in respect of taxable income allocated to us and (ii) cover our operating expenses. However, the Operating Company’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which the Operating Company is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering the Operating Company insolvent. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations, we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders.

The Tax Receivable Agreement (the “TRA”) may require us to make cash payments to the members of the Operating Company in respect of certain tax benefits to which we may become entitled.

Under the TRA we entered into with the Operating Company and its members, we are required to make cash payments to the members of the Operating Partnership equal to 85% of the tax benefits, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (i) the increases in the tax basis of assets of the Operating Company resulting from any redemptions or exchanges of Common Units from the members and (ii) certain other tax benefits related to our making payments under the TRA. Although we held all of the outstanding Common Units as of December 31, 2025 and 2024, payments under the TRA are not conditioned on any member’s continued ownership of Common Units or our Class A common stock.

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

Risks Related to Ownership of Our Class A Common Stock

Our failure to meet the continued listing requirements of the Nasdaq Capital Market could result in a delisting of our Class A common stock.

If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance or public float requirements, or the minimum closing bid price requirement, Nasdaq will take steps to de-list our Class A common stock. As a result of several factors, including but not limited to our financial performance, volatility in cryptocurrency, volatility in the financial markets generally due to the tightening of monetary policy by the Board of Governors of the United States Federal Reserve Bank (the “Federal Reserve”) and other geopolitical events, events such as the ongoing wars around the world, the per share price of our Class A common stock has declined below the minimum bid price threshold required for continued listing. Such a de-listing would likely have a negative effect on the price of our Class A common stock and would impair your ability to sell or purchase our Class A common stock when you wish to do so, as well as adversely affect our ability to issue additional securities and obtain additional financing in the future.

On March 25, 2026, we received a notification letter from the Listing Qualifications Department of Nasdaq (the “Delisting Notice”), stating that based on its review of the Company’s public filings with the SEC, its staff has determined to delist our securities pursuant to its discretionary authority under Listing Rule 5550(a)(2). Nasdaq Listing Rule 5810(c)(3)(A)(iv) states that any listed company that fails to meet the Minimum Bid Price Requirement and has effected a reverse stock split over the prior one-year period, or has effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one, will not be eligible for an automatic 180-day grace compliance period and the Nasdaq Listing Qualifications Department is obligated to immediately issue a delisting determination. Due to having effected a 1-for-11 reverse stock split on August 5, 2024, and a 1-for-750 reverse stock split on June 27, 2025, resulting in a cumulative 1-for-8,250 reverse stock split ratio over the last two years, we are not eligible for the 180-day period to regain compliance under Rule 4810(c)(3)(A). Pursuant to the Delisting Notice, we plan to appeal this determination before a Nasdaq Hearings Panel, staying the suspension of our common stock. Such a delisting would likely have a negative effect on the price of our Class A common stock and would impair your ability to sell or purchase our Class A common stock when you wish to do so, as well as adversely affect our ability to issue additional securities and obtain additional financing in the future.

There can be no assurances that the Nasdaq Hearings Panel will grant our request for reconsideration, that any appeal will be successful with the Panel, or that we will be able meet the continued listing requirements if we are permitted to continue trading on Nasdaq. In connection with the Delisting Notice, Nasdaq will complete the delisting by filing a Notification of Removal from Listing and/or Registration on Form 25 with the SEC after applicable appeal periods have lapsed. Even if the Panel approves our appeal and we meet all parameters of any compliance plan afforded by the Panel, there can be no assurance that we will meet continued listing requirements in the future. In determining whether to afford a company a cure period prior to commencing suspension or delisting procedures, Nasdaq analyzes all relevant facts including any past history of bid price compliance issues, and our repeated bid price compliance issues in 2025 and 2026 could be used as a factor by Nasdaq in any future decision to delist our securities from trading on its exchange.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

There are risks related to Nasdaq’s proposed rule regarding minimum market value of listed securities.

In January 2026, Nasdaq proposed to strengthen its continued listing standards by requiring all companies listed on the Nasdaq Global or Capital Markets to maintain a minimum Market Value of Listed Securities (“MVLS”) of at least $5 million. If a company’s MVLS falls below this threshold for 30 consecutive business days, Nasdaq will immediately suspend trading and delist the company’s securities, with no compliance or cure period. While companies may request a hearing to challenge a delisting determination, trading will remain suspended throughout the appeals process, and the hearing panel can only reverse the decision if Nasdaq staff made a factual error. If this proposed rule is approved and adopted, any sustained decline in our MVLS below $5 million could result in the immediate suspension and delisting of our securities from Nasdaq, which would materially and adversely affect the liquidity and market price of our shares and could negatively impact our ability to raise capital or attract investors. Our MVLS over the 30 consecutive business days as of March 31, 2026 has been under $5 million.

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

We have a significant number of pre-funded and advisory warrants that are or will be exercisable into shares of our Class A common stock. As of March 27, 2026, there were Cryptocurrency Pre-Funded Warrants exercisable for 25,084,068 shares of Class A common stock, with certain Cryptocurrency Pre-Funded Warrants becoming exercisable on April 18, 2026, and Advisory Warrants exercisable for 5,264,752 shares of Class A common stock, which become exercisable on April 23, 2026. As of March 27, 2026, we had 5,039,563 shares of Class A common stock issued and outstanding. Accordingly, upon the exercise of some or all of the pre-funded warrants or advisory warrants, as well as the exercise of stock options and other equity-based awards that have been or will be issued and/or granted by us, the percentage ownership and voting power held by our existing stockholders will be significantly reduced and our stockholders could experience significant dilution.

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

As a public reporting company, we are subject to rules and regulations established from time to time by the SEC regarding our internal control over financial reporting. In connection with our assessment of the effectiveness of our disclosure controls and procedures, we identified material weaknesses in our internal control over financial reporting as of December 31, 2025, which caused our Chief Executive Officer and Chief Financial Officer to determine that our internal control over financial reporting, as well as our disclosure controls and procedures, were not effective as of December 31, 2025.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2025, the Company had not maintained effective internal control over financial reporting as a result of the existence of material weaknesses. Consequently, management, with the participation of our Chief Executive Officer and Chief Financial Officer, also concluded that our disclosure controls and procedures were not effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company’s management, including, our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Although we are implementing measures to remediate the material weaknesses, we cannot give any assurances that the identified material weaknesses will be remediated on a timely basis or at all or that additional material weaknesses will not be identified in the future in connection with our compliance with the provisions of Section 404 of SOX. Our management has devoted and expects to continue to devote significant time and expense to remediate these material weaknesses and any other material weaknesses that may be discovered in the future and may not be able to remediate such material weaknesses in a timely manner. The existence of any future material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations, and cause investors to lose confidence in our reported financial information, any of which could lead to a decline in the per share trading price of our common stock.

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

The identified material weaknesses primarily relate to deficiencies in the Company’s control environment, including limitations in personnel and segregation of duties, ineffective information technology general controls, including user access controls, insufficient review and approval controls over financial reporting processes, and controls over digital asset transactions, valuation, and reconciliation. These material weaknesses were not yet remediated as of December 31, 2025.

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

On August 5, 2024 and June 26, 2025, we effected reverse stock splits. The reverse stock splits did not change the par value of our Class A common stock or the number of shares of Class A common stock or preferred shares authorized by our amended and restated certificate of incorporation. Because the number of authorized shares of our Class A common stock was not reduced proportionally, the reverse stock splits increased our Board’s ability to issue authorized and unissued shares without further stockholder action. As of December 31, 2025, our amended and restated certificate of incorporation provides for 1,800,000,000 shares of authorized Class A common stock, 30,000,000 shares of authorized Class B common stock and 10,000,000 shares of authorized preferred stock and we have approximately 5,039,563 shares of Class A common stock outstanding, 30,380,354 shares reserved for exercise or vesting of outstanding warrants and options to purchase shares of Class A common stock and 3,000,000 shares of Class A common stock reserved for future grant under the Company’s equity incentive plan. No shares of Class B common stock or preferred stock are outstanding.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

The Company maintains processes designed to assess, identify, and manage material risks from cybersecurity threats to its systems, networks, and data. These processes include ongoing monitoring of information systems, periodic risk assessments, and implementation of security controls aligned with the Company’s operational scale and risk profile.

The Company’s cybersecurity program includes access controls, network monitoring, and incident response procedures intended to detect, mitigate, and respond to potential cybersecurity threats. The Company may engage third-party service providers from time to time to assist in evaluating and enhancing its cybersecurity posture, including through risk assessments and testing of controls.

The Company’s digital asset treasury introduces additional cybersecurity considerations, including custody, access control, and transaction authorization risks. The Company maintains its digital assets, including BERA and U.S. dollar-denominated stablecoins, with third-party custodians and through Company-controlled wallets subject to defined access controls. Access to private keys and transaction authorization processes is restricted through multi-party approval mechanisms and segregation of duties. The Company employs layered security measures, including authentication controls and monitoring of wallet activity, to reduce the risk of unauthorized access, loss, or transfer of digital assets.

Governance

Cybersecurity risk management is overseen by the Company’s information technology function, which is responsible for monitoring and managing cybersecurity risks and incidents. The Vice President of Information Technology reports to senior management on cybersecurity matters, including any significant risks or incidents.

The Company has established a Digital Assets Committee responsible for oversight of the Company’s digital asset treasury activities, including custody arrangements, access controls, and related risk management practices. The Digital Assets Committee receives updates from management regarding digital asset security, custody, and operational controls.

The Audit Committee of the Board of Directors maintains oversight of cybersecurity risk management and is informed of material cybersecurity risks and incidents, including those related to digital asset activities, as appropriate.

The Company maintains an incident response framework designed to address cybersecurity incidents in a timely manner and to mitigate potential impacts on operations and financial condition.

During the year ended December 31, 2025, the Company did not identify any cybersecurity incidents that materially affected its business strategy, results of operations, or financial condition.

ITEM 2. PROPERTIES

We lease administrative office space in Boca Raton, Florida. In connection with the transition of the business and the streamlining of legacy operations, the Company exited its warehouse operations in Moreno Valley, California by February 28, 2026. The Company also no longer relies on a warehouse-based distribution model for its remaining legacy commerce activities.

We believe our current facilities are adequate for our ongoing operations and that we have the flexibility to obtain additional space if needed.

ITEM 3. LEGAL PROCEEDINGS

For information regarding legal proceedings as of December 31, 2025, see “Note 7—Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock is listed on the Nasdaq Capital Market under the symbol “GNLN”.

Holders

As of March 30, 2026, there were approximately 221 stockholders of record of our Class A common stock. Since certain of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never declared or paid any cash dividends on our Class A common stock. We intend to retain any future earnings and do not expect to pay cash dividends in the foreseeable future.

Unregistered Sales of Equity Securities

Except as previously reported by us on our Current Reports on Form 8-K, we did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Transformation Overview

Fiscal year 2025 represents a significant strategic transition for the Company, as it shifted its primary capital allocation focus from wholesale and distribution operations to a digital asset treasury strategy centered on BERA.

Historically, operating results were driven by warehouse-based wholesale and direct-to-consumer sales. During 2025, the Company materially reduced that legacy footprint, substantially exited warehouse inventory, and transitioned the remaining commerce business to an asset-light, drop-ship model. While the Company continues to operate a scaled-down wholesale / distribution business, its financial profile is increasingly influenced by digital asset activity.

During 2025, the Company completed a reverse stock split to maintain compliance with Nasdaq listing requirements. All share and per share amounts presented herein reflect the impact of the reverse stock split for all periods presented.

In the fourth quarter of 2025, the Company completed a private placement with digital asset-focused investors. Transaction consideration consisted of cash, U.S. dollar-denominated stablecoins, and BERA, and the transaction established the capital base for the Company’s digital asset treasury strategy while also supporting residual legacy operations.

As a result, period-over-period comparability is impacted by both the decline in legacy operating activity and the introduction of fair value accounting for digital assets.

Overview

Greenlane Holdings, Inc. is a publicly traded digital asset treasury company with a digital asset treasury strategy focused on the acquisition, management, and strategic deployment of BERA, the native token of the Berachain blockchain network.

As of December 31, 2025, a substantial majority of the Company’s balance sheet consisted of digital assets and U.S. dollar cash and dollar-pegged stablecoins, which are classified within cash and cash equivalents on the consolidate balance sheets. The Company’s financial condition, liquidity profile, and results of operations are therefore significantly influenced by digital asset market conditions, including the fair value of its BERA holdings.

In addition to our digital asset treasury activities, the Company continues to operate a legacy lifestyle accessories commerce platform through vapor.com and related channels. Following the strategic transition in 2025, the legacy business was materially reduced in scale, warehouse operations were substantially exited, and the operating model shifted to an asset-light drop-ship structure.

Strategic Transformation

Greenlane historically operated as a distributor of lifestyle accessories and consumer products. Beginning in October 2025, management executed a strategic transformation following the closing of a $110.7 million private investment in public equity transaction led by crypto-native investors and supported by the Berachain Foundation (the “BERA Private Placement”).

The BERA Private Placement provided the capital foundation for the BERA Strategy. In connection with the transaction:

● The Company received cash and stablecoin proceeds and BERA tokens.

● The Board was reconstituted to include digital asset and capital markets expertise.

● A Digital Assets Committee was formed to oversee treasury strategy and risk management.

● The Company adopted a capital allocation model centered on BERA accumulation and deployment.

This transformation shifted the Company’s principal activity from a predominately operating distribution infrastructure to managing a digital asset treasury strategy. As of December 31, 2025, the Company no longer maintained warehouse inventory and had transitioned the remaining commerce business to a drop-ship operating model.

The BERA Strategy

The Company has implemented a Treasury Policy that sets guidelines for digital asset diversification, liquidity, and risk management, and is overseen by the Board’s Digital Asset Committee. The Company’s digital asset treasury strategy, subject to these guidelines, consists of five core components:

1. Capital Deployment

The Company seeks to deploy capital raised through equity offerings and other transactions to acquire BERA through open market purchases or negotiated transactions. Capital deployment is governed by a disciplined strategy aimed at increasing long-term BERA-per-share.

2. Network Participation

The Company participates in Berachain’s Proof of Liquidity (“PoL”) consensus mechanism through staking and validator infrastructure. These activities may generate staking rewards denominated in BERA, which are variable and not guaranteed.

3. Governance Participation

Through ongoing participation in the Berachain ecosystem, the Company may earn Berachain Governance Token (“BGT”), a non-transferable governance token. BGT may provide governance influence within the ecosystem, subject to protocol rules. The Company does not control protocol governance and cannot assure that BGT will confer any anticipated influence or economic benefit.

4. Risk-Adjusted Yield Participation

The Company may selectively deploy BERA or stablecoins into decentralized finance (“DeFi”) protocols within the Berachain ecosystem, subject to internal risk controls. Such activities involve smart contract risk, liquidity risk, counterparty risk, and regulatory uncertainty.

5. Capital Allocation Discipline

The Company may pursue strategic initiatives aligned with its digital asset treasury model, including validator partnerships, infrastructure investments, and capital markets transactions intended to enhance net asset value per share. There can be no assurance that such initiatives will generate positive returns.

BERA and the Berachain Ecosystem

Berachain is a decentralized, open-source, EVM-compatible layer-1 blockchain engineered for high throughput, low latency, and full compatibility with Ethereum tooling, smart contracts, and infrastructure. Berachain utilizes a novel proof of liquidity consensus mechanism (“PoL”) that integrates network security with active liquidity provisioning. BERA is the native digital asset of the Berachain network and is used for transaction fees, staking, validator participation, and ecosystem incentives.

BERA is not legal tender, is not backed by any government or central bank, and may be subject to significant price volatility, regulatory uncertainty, and technological risk.

The Berachain ecosystem includes decentralized exchanges, lending protocols, liquidity pools, validator infrastructure providers, and governance mechanisms. The Company does not control the Berachain protocol, validator selection outcomes, or governance decisions. Protocol parameters, incentive structures, and token mechanics may change over time.

The Company’s strategy assumes continued ecosystem development and network adoption. There can be no assurance that the Berachain ecosystem will achieve sustained adoption or that the PoL mechanism will perform as intended.

Treasury Holdings and Liquidity

The Company’s liquidity is primarily derived from cash and cash equivalents on hand and is supplemented by digital asset holdings, which are subject to market volatility and liquidity constraints.

As of December 31, 2025, the Company’s treasury holdings consisted of BERA, cash, and U.S. dollar-denominated stablecoins.

Stablecoins that are readily convertible into U.S. dollars are classified as cash equivalents. Stablecoins deployed into DeFi protocols are not classified as cash equivalents.

In connection with the October 2025 PIPE transaction, the Company agreed to certain contractual transfer restrictions on a portion of its BERA holdings. As of December 31, 2025, while these contractual provisions were in place, no operational lockup mechanism had been implemented, and the Company retained the ability to utilize such BERA, including for staking activities. An operational lockup mechanism was implemented in mid-February 2026, with restrictions scheduled to expire on April 23, 2026. Management concluded that, as of December 31, 2025, these contractual provisions did not impact the fair value measurement or classification of the Company’s BERA holdings.

Legacy Distribution Business

The Company’s legacy business consists of lifestyle accessories and consumer products historically distributed through wholesale and direct-to-consumer channels.

Revenue from the legacy segment declined significantly during fiscal 2025 and is expected to represent a decreasing proportion of overall Company activity.

The legacy business is currently managed to preserve liquidity and fulfill contractual obligations. The Company does not currently prioritize expansion of this segment. As of December 31, 2025, the Company no longer maintained warehouse inventory and had transitioned the remaining business to a drop-ship operating model supported by its existing e-commerce platform, vapor.com.

Regulatory Considerations

The regulatory framework for digital assets remains evolving and uncertain. For a discussion of the risks related to digital assets and the Company’s operations, see “Risk Factors” in Section 1.A of this Form 10-K. The Company’s legacy business continues to be subject to federal, state, and local regulation governing consumer products, vaporization devices, and related accessories.

Reverse Stock Splits

On June 26, 2025, we filed a Certificate of Amendment to the A&R Charter with the Secretary of State for the State of Delaware (“SSSD”), which effected a one-for-seven hundred and fifty (1-for-750) reverse stock split (the “2025 Reverse Stock Split”) of our issued and outstanding shares of Common Stock at 5:01 PM Eastern Time on June 26, 2025. As a result of the 2025 Reverse Stock Split, every seven hundred and fifty shares of common stock issued and outstanding were converted into one share of common stock. In lieu of fractional shares we rounded up to the next whole share, and accordingly, no fractional shares were issued in connection with the 2025 Reverse Stock Split.

The 2025 Reverse Stock Split did not change the par value of the Common Stock or the authorized number of shares of Common Stock. All outstanding options, restricted stock awards, warrants and other securities entitling their holders to purchase or otherwise receive shares of our Common Stock have been adjusted as a result of the 2025 Reverse Stock Split, as required by the terms of each security. The number of shares available to be awarded under our Amended and Restated 2019 Equity Incentive Plan have also been appropriately adjusted. See “Note 10 — Stockholders’ Equity” for more information.

On March 25, 2026, the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to effect a reverse stock split of the Company’s issued and outstanding common stock at a ratio within a range of 1-for-5 to 1-for-15, with the final ratio and timing to be determined at the discretion of the Company’s Board of Directors (the “2026 Reverse Stock Split”). The Company expects to effect the reverse stock split shortly following this issuance of this Annual Report.

All share and per share amounts in the Company’s consolidated financial statements, notes thereto and this Annual Report have been retroactively adjusted for all periods presented to give effect to the 2025 Reverse Stock Split, including reclassifying an amount equal to the reduction in par value of Common Stock to additional paid-in capital. As of the issuance date of these financial statements, the 2026 Reverse Stock Split has not been effected. Accordingly, the Company’s financial statements, including share and per share amounts, and the figures appearing in this Annual Report have not been adjusted to reflect the 2026 Reverse Stock Split.

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

In December 2023, the FASB issued ASU 2023-08 (ASC 350-60) requiring in-scope crypto assets to be measured at fair value with changes in net income and presented separately, with enhanced disclosures under ASC 820. The standard is effective for fiscal years beginning after December 15, 2024, including interim periods. We adopted the standard effective January 1, 2025. Beginning in the fourth quarter of 2025, we provide ASC 820 hierarchy, valuation, and sensitivity disclosures, together with custody and pricing-control updates.

Fair value measurement of digital assets

Beginning in Q4 2025, crypto assets within the scope of ASU 2023-08 are measured at fair value with changes recognized in earnings. The Company primarily uses quoted prices in active markets for identical assets when available (Level 1 inputs). When such prices are not available, the Company utilizes observable market data from secondary sources, including pricing aggregators and broker quotes (Level 2 inputs). Management applies judgment in determining the principal market and evaluates the reliability of pricing sources, including volume, accessibility, and consistency across exchanges. In periods of market dislocation or limited liquidity, alternative valuation approaches may be applied. Differences in these assumptions could materially impact reported fair values and results of operations.

The Company also maintains supporting schedules of significant crypto assets and performs daily to monthly reconciliations between wallet activity and the general ledger. Stablecoins held in Company-controlled wallets that are readily convertible to U.S. dollars are classified as cash equivalents based on management’s assessment of their high liquidity, short term nature, and minimal risk of changes in value. This classification reflects the Company’s conclusion that such holdings are economically equivalent to cash and are used in treasury management activities. The Company evaluates counterparty risk, redemption mechanisms, and market liquidity in determining this classification. Stablecoins deployed into decentralized finance (DeFi) protocols are not classified as cash equivalents and are presented separately based on their use and risk profile.

As of December 31, 2025, the Company held approximately $22.6 million in U.S. dollar-denominated stablecoins, classified as cash equivalents, representing a significant component of the Company’s near-term liquidity and treasury management framework.

Digital asset fair value adjustments are non-cash and may significantly impact reported net income independent of operating performance of the wholesale and distribution segment.

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

Management evaluated whether the reduction of the legacy commerce business and the exit of warehouse operations qualified for discontinued operations presentation under ASC 205-20 and concluded that discontinued operations treatment was not appropriate because the Company continues to operate vapor.com and related commerce activities. During 2025, the Company fully impaired its remaining inventory to reflect reduced demand and warehouse exit.

Stock-Based Compensation

The Company accounts for stock-based compensation under ASC 718. Expense is recognized over vesting periods and may fluctuate based on equity issuance timing and fair value assumptions.

Income Taxes and TRA Liability

We are a corporation subject to U.S. federal and state income taxes. Certain of our subsidiaries are subject to tax in their respective jurisdictions, and their results are included in our consolidated financial statements.

As of December 31, 2022, we held all outstanding Common Units of the Operating Company and became its sole member. Beginning in 2023, 100% of the Operating Company’s U.S. taxable income and losses are included in our U.S. federal and state income tax returns.

Deferred income tax assets and liabilities are recognized for the expected future tax consequences of differences between the financial statement carrying amounts and the tax bases of assets and liabilities. These amounts are measured using enacted tax rates expected to apply in the periods in which such differences are anticipated to reverse. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In assessing realizability, we consider all available evidence, including the reversal of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent operating results.

We evaluate tax positions taken, or expected to be taken, in income tax returns to determine whether they meet the more-likely-than-not recognition threshold. For positions that meet this threshold, we recognize the largest amount of tax benefit that is more than 50% likely to be realized. Interest and penalties related to unrecognized tax benefits are recorded within income tax expense. As of the reporting date, we have no material uncertain tax positions requiring recognition in the consolidated financial statements.

In addition to income taxes, we may be required to make payments under the Tax Receivable Agreement (TRA). Under the Operating Agreement, Greenlane Holdings, LLC may make pro rata tax distributions to its members to fund their tax liabilities arising from allocated taxable income. Such distributions may, in certain cases, exceed the related tax liabilities.

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

Executive Overview

Fiscal year 2025 represented a year of strategic transformation for the Company. Historically operating as a lifestyle accessories distributor, the Company shifted its primary focus in October 2025 to a digital asset treasury strategy focused on BERA, the native token of the Berachain blockchain network.

As of December 31, 2025:

● A substantial majority of total assets consisted of digital assets and cash equivalents.

● The implementation of the BERA Strategy resulted in a significant investment in digital assets.

● The legacy distribution business had materially declined in scale. The Company no longer maintained warehouse inventory and had transitioned the remaining business to an asset-light, e-commerce drop-ship operating model.

● Significant inventory write-downs and restructuring charges were recorded.

● Results of operations were materially impacted by unrealized fair value adjustments related to digital assets.

Accordingly, year-over-year comparisons reflect both operating changes and structural transformation.

Results of Operations

The following table presents operating results for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,
	(in thousands)		% of Net sales		Change
	2025	2024	2025	2024	$	%
Net revenue	$4,355	$13,275	100%	100%	(8,920)	(67)%
Cost of revenue	16,820	6,993	386%	53%	9,827	141%
Gross (loss) profit	(12,465)	6,282	(286)%	47%	(18,747)	(298)%

Operating expenses:
Salaries, benefits and payroll taxes	9,947	7,380	228%	56%	2,567	35%
Stock based compensation – strategic advisory warrants	18,553	—	426%	—%	18,553	100%
General and administrative	10,646	9,764	244%	74%	882	91%
Restructuring expenses	1,492	—	34%	—%	1,492	100%
Impairment of property and equipment	650	153	15%	1%	497	325%
Depreciation and amortization	493	800	11%	6%	(307)	(38)%

Total operating expenses	41,781	18,097	959%	136%	23,684	134%

Loss from operations	(54,246)	(11,815)	(1,246)%	(89)%	(42,431)	359%
Other income(expense), net:
Interest expense	(394)	(5,941)	(9)%	(45)%	5,547	(93)%
Change in fair value of contingent consideration	—	1,000	0%	8%	(1,000)	(100)%
Change in fair value of digital assets	(31,147)	—	(715)%	—%	(31,147)	(100)%
Loss on extinguishment of debt	—	(876)	—%	(7)%	876	(100)%
Other expense, net	213	(25)	5%	(0)%	238	(954)%
Total other income (expense), net	(31,327)	(5,842)	(719)%	(44)%	(25,485)	436%

Loss before income taxes	(85,573)	(17,657)	(1,965)%	(133)%	(67,916)	385%
Provision for income taxes	7	—	—%	—%	7	100%

Net loss	(85,580)	(17,657)	(1,965)%	(133)%	(67,923)	385%
Net loss attributable to non-controlling interest	—	(17)	—%	(0.1)%	(17)	(100)%
Net loss attributable to Greenlane Holdings, Inc.	$(85,580)	$(17,640)	(1,965)%	(133)%	(67,940)	385%

Consolidated Results of Operations

Digital Asset Activity

Beginning in October 2025, the Company transitioned to a digital asset treasury following a $110.7 million private investment in public equity transaction, which included BERA, the principal token of the Berachain ecosystem, stablecoins and cash (the “BERA Private Placement”). During the remainder of 2025, the Company deployed a portion of its cash balances to acquire BERA in the open market.

During the fourth quarter of 2025, digital asset markets experienced broad-based declines, adversely affecting all major cryptocurrencies. The Company’s holdings in BERA, a less established digital asset, were particularly volatile and experienced larger relative declines compared with more widely traded cryptocurrencies such as Bitcoin and Ethereum.

Accordingly, for fiscal year 2025, the Company recorded:

● $31.1 million in unrealized losses on digital assets; and

● $0.2 million in staking rewards.

Legacy Distribution Operations

The reorganization of the sales team and the challenges in recruiting personnel in 2025 negatively affected sales in the first half of the year. During the second half of 2025, the Company transitioned from an inventory-based warehouse model to an asset-light, drop ship model supported by its existing e-commerce platform. As a result, for fiscal year 2025:

● Net revenue decreased $8.9 million or (67%) compared to 2024

● Gross margin was impacted by $6.3 million in inventory impairment write-downs

● Operating expenses were reduced through headcount and infrastructure reduction

Net Revenue

For the year ended December 31, 2025, total net sales were approximately $4.4 million, compared to approximately $13.3 million for the year ended December 31, 2024, representing a decrease of $8.9 million, or 67%. The decrease was attributable primarily to the reorganization of the sales team and challenges in higher-performing personnel, which adversely affected sales in the first half of 2025. In the second half of the year, revenue was further impacted by the substantial reduction of legacy warehouse-based operations and the Company’s transition to a drop-ship fulfilment model.

Cost of Revenue and Gross Profit (Loss) Profit

For the year ended December 31, 2025, cost of sales increased by $9.8 million, or 141%, as compared to the year ended December 31, 2024. The increase was primarily attributable to a $6.3 million inventory reserve recorded following a comprehensive review of inventory aging and realizability in connection with the Company’s transition to an asset-light, e-commerce operating model. In addition, costs associated with the wind-down of legacy warehouse-based operations also contributed to the increase.

Gross loss decreased significantly, to approximately $(12.5 million) for the year ended December 31, 2025 compared to approximately $6.3 million for the year ended December 31, 2024, driven by the increase in cost of sales described above, together with the 67% reduction in net revenue.

Salaries, Benefits and Payroll Taxes

Salaries, benefits and payroll taxes expenses increased by approximately $2.6 million, or 35%, to $9.9 million for the year ended December 31, 2025, compared to $7.4 million for the same period in 2024. The increase was primarily driven by an increase of approximately $4.8 million in stock-based compensation expense related to employee and director equity awards, partially offset by a $2.3 million decrease associated with workforce reductions as part of the Company’s restructuring initiatives.

Stock based compensation – strategic advisory warrants

Stock-based compensation – strategic advisory warrants was approximately $18.6 million for the year ended December 31, 2025, compared to $0 for the year ended December 31, 2024, representing an increase of approximately $18.6 million. The increase is attributable to warrants issued in connection with with the October 2025 PIPE. These awards were accounted for under ASC 718 and were recognized at grant date based on the fair value of the warrants. As a result, the expense is non-cash in nature and is presented separately within operating expenses.

General and Administrative Expenses

General and administrative expenses increased to approximately $10.6 million for the year ended December 31, 2025, from approximately $9.8 million for the year ended December 31, 2024, an increase of approximately $0.9 million, or 9%. This increase was primarily driven by higher professional and outside services, facility-related costs, outbound freight, marketing, and general insurance expenses.

These advisory warrants were accounted for as equity-based compensation under ASC 718 and ASC 505-50. A substantial portion of the awards was recognized immediately at grant due to the absence of a substantive service period, while a smaller portion is being recognized over the related service period.

Excluding the impact of advisory warrant-related stock-based compensation, the increase in general and administrative expenses was driven by higher professional and outside services, facility expenses, outbound freight, marketing, and general insurance costs.

Restructuring Expenses

Restructuring and transformation costs were $1.5 million for the year ended December 31, 2025, driven primarily by personnel actions associated with the Company’s cost reduction initiatives and its strategic transition to a crypto treasury model, together with a $1.0 million termination payment to the Company’s former Chief Executive Officer.

Impairment of property and equipment

Impairment of property and equipment increased $0.5 million, for the year ended December 31, 2025, compared to the same period in 2024. The increase was primarily attributable to the write-off of certain fixed assets in connection with the Company’s change in operating strategy and the termination of warehouse operations.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $0.3 million, or 38%, for the year ended December 31, 2025, compared to the same period in 2024. Depreciation decreased due to the impairment of fixed assets noted above.

Other Income (Expense), Net

Interest expense

Interest expense decreased approximately $5.5 million for the year ended December 31, 2025, compared to the same period in 2024. The decrease is attributable to the reduction in the Company’s overall debt, which was fully repaid in February 2025.

Change in fair value of contingent consideration

The change in fair value of contingent consideration decreased $1.0 million for the year ended December 31, 2025 compared to the prior year. The prior year included a one-time reduction in estimated earnout liabilities associated with the Davinci and Eyce product lines.

Change in fair value of digital assets

Digital assets consisted primarily of BERA held in the Company’s digital treasury. These assets are remeasured to fair value at the end of each reporting period, with changes recognized in earnings. For the year ended December 31, 2025, the Company recognized a fair value loss of approximately $31.1 million driven by market fluctuations in BERA. As of December 31, 2025, the fair value of digital assets on the consolidated balance sheet was $36.6 million. The Company may also deploy portions of its BERA holdings in staking or other permitted treasury activities from time to time.

Loss on debt extinguishment

For the year ended December 31, 2024, the Company reported a non-recurring loss on debt extinguishment of approximately $0.9 million attributable to the October 29, 2024 debt restructuring. For further information, see Note 6, “Debt” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Liquidity and Capital Resources

As of December 31, 2025, the Company had approximately $32.5 million of cash and cash equivalents, $36.6 million in digital asset holdings (BERA), and working capital of approximately $28.9 million, compared to $0.9 million of cash and cash equivalents and working capital of approximately $1.6 million as of December 31, 2024.

The increase in working capital reflects proceeds from the October 2025 private placement and the Company’s transition away from legacy warehouse operations.

The Company’s primary sources of liquidity are cash and cash equivalents, as well as proceeds from equity issuances. While digital assets represent a significant portion of total assets, the Company primarily relies on cash and cash equivalents to meet near-term operating needs.

Digital assets are subject to price volatility and market liquidity constraints, which may impact the Company’s ability to convert such assets into cash at expected values or within desired timeframes.

The Company has no outstanding debt as of December 31, 2025. The Company may opportunistically access capital markets, including through its at-the-market (“ATM”) program, but is not dependent on additional financing to meet its near-term obligations.

The Company’s contractual obligations are primarily limited to short-term vendor arrangements and are not material individually or in the aggregate.

The Company’s liquidity may be impacted by fluctuations in digital asset prices, timing of capital deployment, and other risks described in “Risk Factors.”

On January 7, 2026, the Company entered into a Sales Agreement (the “Sales Agreement”) with Yorkville Securities, LLC (“Yorkville”) pursuant to which the Company may, from time to time, offer and sell shares of its Class A common stock through or to Yorkville, acting as sales agent or principal (the “ATM Offering”). On January 7, 2026, the Company filed a prospectus supplement in connection with the ATM Offering for up to $5,355,687 of shares of Common Stock. As of the date of this Annual Report, the Company has not made any sales under the ATM Offering.

Going Concern

Management has evaluated the Company’s ability to continue as a going concern in accordance with ASC 205-40. Based on the Company’s current cash position, cash equivalents, digital asset holdings, and expected operating cash flows, management believes that there is no substantial doubt about the Company’s ability to continue as a going concern for at least the next twelve months from the date of issuance of these financial statements.

Outlook and plan

Based on cash and cash equivalents on hand, including proceeds from the October 2025 private placement, management believes the Company has sufficient liquidity to fund its working capital requirements and operating obligations for at least the next twelve months.

The Company’s focus is executing its digital asset treasury strategy, maintaining liquidity, and aligning operating costs with its reduced legacy footprint. The Company may seek additional capital opportunistically depending on market conditions and strategic priorities.

As of December 31, 2025, the Company did not have any off-balance sheet arrangements that are reasonably likely to have a material effect on its financial condition, results of operations, or liquidity.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our consolidated financial statements included in Part II, Item 8 of this Form 10-K:

	Year Ended December 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(16,260)	$(6,750)
Net cash used in investing activities	(8,260)	(244)
Net cash provided by financing activities	56,134	7,427

Net cash used in operating activities was approximately $16.3 million for the year ended December 31, 2025, compared to approximately $6.8 million for the year ended December 31, 2024, representing an increase in cash usage of approximately $9.5 million, or 141%. The increase was primarily driven by changes in working capital, including the wind-down of legacy operations, as well as the timing of payments to vendors and service providers. These cash outflows were partially offset by non-cash items, including stock-based compensation and changes in the fair value of digital assets, which do not impact operating cash flows.

Net cash used in investing activities was approximately $8.3 million for the year ended December 31, 2025, compared to approximately $0.2 million for the year ended December 31, 2024, representing an increase in cash usage of approximately $8.0 million, or approximately 3,285%. The increase was primarily attributable to cash-funded purchases of digital assets as part of the Company’s treasury strategy, as well as purchases of property and equipment. Digital assets acquired in connection with the October 2025 private placement were non-cash in nature and are disclosed as supplemental non-cash investing and financing activity.

Net cash provided by financing activities was approximately $56.1 million for the year ended December 31, 2025, compared to approximately $7.4 million for the year ended December 31, 2024, representing an increase of approximately $48.7 million, or 656%. The increase was primarily driven by proceeds from the October 2025 private placement and other equity-related transactions. A portion of the consideration received in connection with the private placement consisted of digital assets, which are non-cash in nature and are disclosed separately as supplemental non-cash investing and financing activity.

Digital Asset Holdings and Indicative Net Asset Value

As part of its digital asset treasury strategy, the Company monitors the aggregate fair value of its digital asset holdings.

As of December 31, 2025, the Company held digital assets with an approximate fair value of $36.6 million. In addition, the Company held cash and cash equivalents, including stablecoins, of approximately $22.6 million, and had total liabilities of approximately $7.2 million.

Based on these amounts, the Company’s indicative net asset value was approximately $63.0 million, or approximately $13.04 per share, based on 4,829,563 shares of Class A common stock outstanding as of December 31, 2025.

This metric is presented for informational purposes only and does not represent a measure of financial performance under U.S. GAAP. It is derived from amounts that are based on different measurement attributes, including fair value and historical cost, and therefore may not be comparable to similarly titled measures presented by other companies. The fair value of digital assets is subject to significant market volatility, and such values may differ materially from subsequent periods. Accordingly, this measure should not be considered a substitute for, or superior to, financial information prepared in accordance with U.S. GAAP.

Management monitors the value of its digital asset holdings relative to market capitalization as an internal metric; however, such measures are not presented as formal financial metrics and are subject to significant variability.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Greenlane Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Greenlane Holdings, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of Audit Evidence Pertaining to the Existence and Control of the Company’s Digital Assets

As discussed in Notes 2 and 9 to the consolidated financial statements, the Company accounts for its digital assets as indefinite-lived intangible assets. The digital assets are recorded at fair value as of December 31, 2025, with changes in fair value recognized in the consolidated statement of operations and comprehensive loss. As of December 31, 2025, the carrying value of the Company’s digital assets was $36.6 million.

We identified the evaluation of audit evidence pertaining to the existence of the digital assets and whether the Company controls the digital assets as a critical audit matter. Especially subjective auditor judgement was involved in determining the nature and extent of evidence required to assess the existence of the digital assets and whether the Company controls the digital assets, as control over the digital assets is provided through private cryptographic keys stored using a third-party platform system. In addition, information technology (IT) professionals with specialized skills and knowledge in blockchain technology were needed to assist in the evaluation of the sufficiency of certain audit procedures.

We performed the following procedures to address this critical audit matter:

●	We evaluated the design effectiveness of certain internal controls over the digital assets process, including a control over the comparison of the Company’s records of digital assets held to reports provided through the third-party platform system.

●	We involved IT and other professionals with specialized skills and knowledge in blockchain technology, who assisted in evaluating certain internal controls over the digital assets process performed on the third-party platform system, related specifically to the generation of the private cryptographic keys, the storing of these keys, and the reconciliation of digital assets per the third party platform system ledgers to the public blockchain.

●	We obtained third-party documentation of the Company’s digital assets held as of December 31, 2025 and compared the total digital assets from the third-party platform system to the Company’s record of digital asset holdings.

●	We also compared the Company’s record of digital asset transactions to the records on the public blockchain using an online platform.

●	We applied auditor judgement in determining the nature and extent of audit evidence required, especially related to assessing the existence of the digital assets and whether the Company controls the digital assets. We evaluated the sufficiency and appropriateness of audit evidence obtained by assessing the results of procedures performed over the digital assets.

●	We assessed the appropriateness of the disclosures of the financial statements.

/s/ PKF O’Connor Davies, LLP

New York, New York

March 31, 2026

We have served as the Company’s auditor since November 20, 2024.

PCAOB ID No. 127

GREENLANE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$32,513	$899
Accounts receivable, net of allowance of $1,511 and $2,616 at December 31, 2025 and 2024, respectively	1,572	4,262
Inventories, net	—	14,215
Vendor deposits	—	3,091
Other current assets (Note 8)	2,001	1,305
Total current assets	36,086	23,772

Property and equipment, net	253	1,420
Operating lease right-of-use assets	144	1,043
Digital assets	36,555	—
Other assets	1,893	2,396
Total assets	$74,931	$28,631

LIABILITIES
Current liabilities
Accounts payable	$5,414	$9,787
Accrued expenses and other current liabilities (Note 8)	1,627	1,218
Customer deposits	—	2,661
Notes payable	—	7,674
Current portion of operating leases	166	926
Total current liabilities	7,207	22,266

Operating leases, less current portion	—	83
Total liabilities	7,207	22,349
Commitments and contingencies (Note 7)

STOCKHOLDERS’ EQUITY*
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share, 600,000,000 shares authorized, 4,829,563 and 3,023 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively*	48	—
Class B common stock, $0.0001 par value per share, 30,000,000 shares authorized, and 0 shares issued and outstanding as of December 31, 2025 and 2024*	—	—

Additional paid-in capital*	428,069	281,095
Accumulated deficit	(360,509)	(274,929)
Accumulated other comprehensive income	265	265
Total stockholders’ equity attributable to Greenlane Holdings, Inc.	67,873	6,431
Non-controlling interest	(149)	(149)
Total stockholders’ equity	67,724	6,282
Total liabilities and stockholders’ equity	$74,931	$28,631

*	After giving effect to the Reverse Stock Splits - See Note 10 - Stockholders’ Equity.

The accompanying notes are an integral part of these consolidated financial statements.

GREENLANE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	For the year ended December 31,
	2025	2024
Net revenue	$4,355	$13,275
Cost of sales	16,820	6,993
Gross (loss) profit	(12,465)	6,282

Operating expenses:
Salaries, benefits and payroll taxes	9,947	7,380
Stock based compensation – strategic advisory warrants	18,553	—
General and administrative	10,646	9,764
Restructuring expenses	1,492	—
Impairment of property, plant and equipment	650	153
Depreciation and amortization	493	800
Total operating expenses	41,781	18,097
Loss from operations	(54,246)	(11,815)

Other income (expense),net:
Interest expense	(394)	(5,941)
Change in fair value of contingent consideration	—	1,000
Change in fair value of digital assets	(31,147)	—
Loss on extinguishment of debt	—	(876)
Other expense, net	213	(25)
Total other expense, net	(31,327)	(5,842)
Loss before income taxes	(85,573)	(17,657)
Provision for income taxes	7	—
Net loss	(85,580)	(17,657)
Less: Net loss attributable to non-controlling interest	—	(17)
Net loss attributable to Greenlane Holdings, Inc.	$(85,580)	$(17,640)

Net loss attributable to Class A common stock per share - basic and diluted (Note 10)*	$(11.42)	$(14.56)
Weighted-average shares of Class A common stock outstanding - basic and diluted (Note 10)*	7,492	1,212

Other comprehensive income (loss):
Foreign currency translation adjustments	—	20
Comprehensive loss	(85,580)	(17,637)
Less: comprehensive loss attributable to non-controlling interest	—	(17)
Comprehensive loss attributable to Greenlane Holdings, Inc.	$(85,580)	$(17,620)

*	After giving effect to the Reverse Stock Splits - See Note 10 - Stockholders’ Equity.

The accompanying notes are an integral part of these consolidated financial statements.

GREENLANE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Class A Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non- Controlling	Total Stockholders’
	Shares*	Amount*	Capital*	Deficit	Income (Loss)	Interest	Equity
Balance December 31, 2023	452	$—	$268,168	$(257,289)	$245	$(132)	$10,992
Net loss	—	—	—	(17,640)	—	(17)	(17,657)
Equity-based compensation	20	—	86	—	—	—	86
Issuance of Class A warrants	—	—	5,372	—	—	—	5,372
Issuance of Class A shares (Note 10)	2,551	—	7,469	—	—	—	7,469
Other comprehensive income	—	—	—	—	20	—	20
Balance December 31, 2024	3,023	$—	$281,095	$(274,929)	$265	$(149)	$6,282
Net loss	—	—	—	(85,580)	—	—	(85,580)
Stock-based compensation	—	—	23,390	—	—	—	23,390
Exercise of pre-funded warrants	1,375,435	14	—	—	—	—	14
Issuance of Class A shares	3,336,105	33	20,733	—	—	—	20,766
Issuance of Class A warrants	—	—	102,851	—	—	—	102,851
Issuance of restricted stock units	115,000	1	—	—	—	—	1
Balance December 31, 2025	4,829,563	$48	$428,069	$(360,509)	$265	$(149)	$67,724

*	After giving effect to the Reverse Stock Splits - See Note 10 - Stockholders’ Equity.

The accompanying notes are an integral part of these consolidated financial statements.

GREENLANE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(85,580)	$(17,657)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	493	800
Stock-based compensation expense	4,837	86
Strategic advisory warrants	18,553	—
Change in fair value of contingent consideration	—	(1,000)
Change in provision for credit losses	1,974	245
Loss on disposal of fixed assets	121	215
Loss on extinguishment of debt	—	876
Write-off of vendor deposits, accrued liabilities and customer deposits	(571)	—
Impairment of inventory	6,301	—
Impairment of property and equipment	650	153
Change in fair value of digital assets	31,147	—
Amortization of deferred financing costs and debt discount	284	4,927
Other	57	171
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	716	(2,814)
Decrease in inventories	9,712	6,315
Decrease in vendor deposits	—	674
Decrease in other assets	(193)	3,533
Decrease in accounts payable	(5,170)	(2,319)
Decrease in accrued expenses and other liabilities	409	(841)
Decrease in customer deposits	—	(114)
Net cash and cash equivalents used in operating activities	(16,260)	(6,750)
Cash flows from investing activities:
Purchase of property and equipment, net	(98)	(244)
Purchase of Digital Assets - BERA	(8,162)	—
Net cash and cash equivalents used in investing activities	(8,260)	(244)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock, net of issuance costs	20,746	5,640
Proceeds from exercise of stock options and warrants, net of costs	43,346	1,827
Repayment of loan against future accounts receivable	—	(939)
Proceeds from future receivables financing	—	225
Repayments of notes payable	(7,958)	(2,275)
Proceeds from notes payable	—	2,950
Other	—	(1)
Net cash and cash equivalents provided by financing activities	56,134	7,427
Effects of exchange rate changes on cash and cash equivalents	—	3
Net increase in cash and cash equivalents	31,614	436
Cash and cash equivalents, as of beginning of the year	899	463
Cash and cash equivalents, as of end of year	$32,513	$899

The accompanying notes are an integral part of these consolidated financial statements.

GREENLANE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$107	$916
Cash paid during the period for income taxes	$—	$—

Non-cash investing activities and financing activities:
Fair value of common stock warrants issued as a debt discount	$—	$1,699
Extinguishment of debt in connection with Synergy Asset purchase agreement	$—	$2,658
Digital assets exchanged for Class A common stock and warrants	$59,540	$—
Issuance of Class A Warrants	$—	$3,673

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

The Company is focused on the acquisition, management, and strategic deployment of BERA, the native token of the Berachain blockchain network. Through our digital asset treasury strategy, we may deploy capital into BERA acquisition, staking, validator participation, and selected ecosystem-aligned activities, subject to risk management controls and Board oversight.

In October 2025, the Company undertook a strategic transition from a traditional wholesale and distribution operating model to a digital asset treasury strategy centered on BERA. While the Company continues to operate a reduced-scale wholesale and distribution business, our primary focus is digital asset treasury activities.

As of December 31, 2025, a substantial majority of our balance sheet consisted of BERA and U.S. dollar cash and U.S. dollar-denominated stablecoins. Our financial condition, liquidity, and results of operations are therefore highly sensitive to digital asset market conditions and the performance of the Berachain ecosystem.

We continue to operate a legacy wholesale and distribution business, which has been significantly reduced in scale and is managed for efficiency, inventory monetization, and cash generation rather than growth.

Reverse Stock Splits

On June 26, 2025, we filed a Certificate of Amendment to the A&R Charter with the Secretary of State for the State of Delaware (“SSSD”), which effected a one-for-seven hundred and fifty reverse stock split (the “2025 Reverse Stock Split”) of our issued and outstanding shares of Common Stock at 5:01 PM Eastern Time on June 26, 2025. As a result of the 2025 Reverse Stock Split, every seven hundred and fifty shares of common stock issued and outstanding were converted into one share of common stock. In lieu of fractional shares we rounded up to the next whole share, and accordingly, no fractional shares were issued in connection with the 2025 Reverse Stock Split.

The Reverse Stock Split did not change the par value of the Common Stock or the authorized number of shares of Common Stock. All outstanding options, restricted stock awards, warrants and other securities entitling their holders to purchase or otherwise receive shares of our Common Stock have been adjusted as a result of the Reverse Stock Split, as required by the terms of each security. The number of shares available to be awarded under our Amended and Restated 2019 Equity Incentive Plan have also been appropriately adjusted. See “Note 10 — Stockholders’ Equity” for more information.

All share and per share amounts in these consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the Reverse Stock Splits, including reclassifying an amount equal to the reduction in par value of Common Stock to additional paid-in capital.

Liquidity and Going Concern

The Company’s liquidity requirements consist of working capital and general corporate needs. Primary sources of liquidity include cash on hand and proceeds from equity transactions.

The Company has incurred net losses of $85.6 million and $17.7 million for the years ended December 31, 2025 and 2024, respectively, and used $16.3 million of cash in operating activities during the year ended December 31, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans include reducing operating costs, simplifying operations, monetizing legacy assets, and seeking additional financing.

Moving forward, the Company’s ability to continue as a going concern is contingent upon successful execution of management’s plans to reduce operating costs, simplify operations, monetize legacy assets, and seek additional financing as needed.

The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Equity Transactions and Capital Structure

During 2024 and 2025, the Company completed a series of financing transactions, including debt issuances, warrant exchanges, and private placements, to support liquidity and the transition of its business.

On February 18, 2025, the Company completed a private placement with institutional investors for aggregate gross proceeds of approximately $25.0 million, consisting of common stock, pre-funded warrants, and common warrants. In connection with the transaction, the Company also entered into exchange agreements with certain warrant holders to simplify its capital structure.

On October 20, 2025, the Company entered into subscription agreements for a private placement consisting of pre-funded warrants funded in cash and BERA. The transaction closed on October 23, 2025 and provided gross consideration of approximately $109.9 million, consisting of cash, U.S. dollar-denominated stablecoins, and BERA.

The crypto-funded pre-funded warrants were exercisable into shares upon stockholder approval, which was received December 9, 2025, and for certain of the crypto-funded pre-funded warrants, upon the expiration of lock-up agreements on April 18, 2026.

Proceeds from these transactions were used to support the Company’s digital asset treasury strategy, repay outstanding debt obligations, and provide limited liquidity for residual legacy operations.

Additional details regarding these transactions, including terms of the securities issued and related accounting treatment, are included in the notes to the consolidated financial statements.

Management Initiatives

In October 2025, the Company adopted a treasury policy under which a significant portion of its balance sheet is allocated to digital assets, primarily BERA. The Board of Directors established a Digital Assets Committee to oversee this strategy.

The Company has reduced its legacy operating footprint by simplifying operations, reducing costs, and monetizing legacy assets. The remaining legacy business operates through an asset-light model with a focus on efficiency and cash generation.

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

Segment Reporting

We manage our global business operations through our operating and reportable business segments. Due to the launch of the digital asset treasury reserve strategy in October 2025 and continual assessment of the requirements under ASC 280, Segment Reporting, the Company has reassessed its segment conclusions and determined that effective with this Annual Report on Form 10-K, the Company is presenting two operating and reportable segments, Wholesale and Distribution – legacy e-commerce and drop-ship operations and Digital Assets - digital asset treasury activities including acquisition, staking and validator participation related to BERA. Our reportable segments have been identified based on how our chief operating decision maker (“CODM”), which is a committee comprised of our Chief Executive Officer (“CEO”) and our Chief Financial and Legal Officer (“CFO”). The CODM evaluates performance based on segment gross profit and capital allocation. Segment results are reconciled to consolidated totals.

Equity-Based Compensation

We account for equity-based compensation grants of equity awards to employees in accordance with ASC Topic 718, Compensation — Stock Compensation. This standard requires us to measure compensation expense based on the estimated fair value of share-based awards on the grant date and recognize as expense over the requisite service period, which is generally the vesting period. We estimate the fair value of stock options using the Black-Scholes model on the grant date. The Black-Scholes model requires us to use several variables to estimate the grant-date fair value of our equity-based compensation awards including expected term, expected volatility and risk-free interest rates. Our equity-based compensation costs are recognized using a graded vesting schedule. For liability-classified awards, we record fair value adjustments up to and including the settlement date. Changes in the fair value of our equity-based compensation liability that occur during the requisite service period are recognized as compensation cost over the vesting period. Changes in the fair value of the equity-based compensation liability that occur after the end of the requisite service period but before settlement, are recognized as compensation cost of the period in which the change occurs. We account for forfeitures as they occur. See “Note 11—Compensation Plans.”

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

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include U.S. dollar cash deposits and U.S. dollar-denominated stablecoins held in Company-controlled wallets. The Company classifies stablecoins such as USDT and USDC as cash equivalents because they are readily convertible to known amounts of U.S. dollars, are redeemable or exchangeable on demand, and present insignificant risk of changes in value due to their intended 1:1 peg to the U.S. dollar. Stablecoins deployed into decentralized finance protocols or otherwise subject to restrictions on convertibility would not be classified as cash equivalents.

For purposes of reporting cash flows, the Company considers cash on hand, checking accounts, and savings accounts to be cash. Highly liquid investments with original maturities of three months or less from the date of purchase are considered to be cash equivalents. The Company maintains its cash with high credit quality financial institutions, which provide insurance through the Federal Deposit Insurance Company. At times, balances may exceed federally insured limits. The Company performs periodic evaluations of the relative credit standing of these institutions and do not expect any losses related to such concentrations.

As of December 31, 2025, and 2024, approximately $0.1 million and $0.1 million, respectively, of our cash and cash equivalents balances were in foreign bank accounts and uninsured.

Accounts Receivable and credit losses

Accounts receivable are recorded at invoiced amounts, net of an allowance for expected credit losses. The allowance is estimated using a combination of historical loss experience, customer credit quality, current conditions, specific risk assessments, and forward-looking factors. Receivables are written off when collection efforts are exhausted.

During fiscal year 2025, management reassessed the collectability of certain legacy trade receivables in light of the decline in historical operations and customer activity. Based on this analysis, the Company materially increased its reserve for credit losses against accounts receivable associated with legacy commerce operations.

During 2025, the Company recorded a significant increase in its allowance for credit losses to reflect aging receivables associated with the legacy wholesale business and collection risk assessment. The allowance reflects management’s estimate of expected credit losses under ASC 326.

Inventories, net

Inventory is stated at the lower of cost or net realizable value, with cost determined using the weighted-average method.

During 2025, in connection with the Company’s strategic transition and exit from warehouse-based operations, the Company recorded material write-downs to reduce inventory to estimated net realizable value and disposed of substantially all remaining inventory.

As of December 31, 2025, gross inventory was approximately $14.5 million, fully reserved, resulting in a net carrying value of approximately zero.

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

Impairment of Long-Lived Assets

We assess the recoverability of the carrying amount of our long lived-assets, including property and equipment and finite-lived intangibles, whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. An impairment loss would be assessed when estimated undiscounted future cash flows from the operation and disposition of the asset group are less than the carrying amount of the asset group. Asset groups have identifiable cash flows and are largely independent of other asset groups. Measurement of an impairment loss is based on the excess of the carrying amount of the asset group over its fair value. During the year ended December 31, 2025 and 2024 the Company recorded an impairment of $0.7 million and none, respectively.

Changes in our future operations and business lines could affect the estimated undiscounted future cash flows from the operation of certain long-lived assets, such as customer relationships, and may give rise to impairment losses in future periods.

Digital Assets

Digital assets, including BERA and stablecoins, are accounted for as indefinite-lived intangible assets in accordance with ASC 350. Digital assets are initially recorded at cost and subsequently measured at cost less impairment. Impairment is recognized if the fair value of a digital asset declines below its carrying value at any time during the reporting period. Once impaired, the carrying value may not be increased for subsequent recoveries in fair value.

Stablecoins held by the Company that are fully backed by U.S. dollar reserves and redeemable on demand are presented as cash equivalents when they meet the criteria of ASC 305. Other digital assets are presented as digital assets within non-current assets unless management intends to sell within twelve months.

In December 2023, the FASB issued ASU 2023-08, Accounting for and Disclosure of Crypto Assets, (“ASU 2023-08”) which requires entities to measure certain crypto assets at fair value with changes recognized in net income. Effective January 1, 2025, the Company adopted ASU 2023-08. Under ASU 2023-08, qualifying crypto assets are measured at fair value each reporting period with changes in fair value recognized in net income. The adoption did not materially change the accounting presentation of the Company’s BERA holdings and increased period-to-period earnings volatility due to required mark-to-market adjustments

Digital assets are accounted for in accordance with ASC 350-60, Accounting for Crypto Assets. Digital assets, including BERA and immaterial ETH, are measured at fair value with changes recognized in net income each reporting period. Transaction costs are expensed as incurred. The Company determines fair value quoted prices in active markets (Level 1 inputs) under ASC 820.

U.S. dollar-denominated stablecoins, including USDT and USDC, are excluded from digital assets and are classified as cash equivalents when readily convertible to known amounts of cash and subject to insignificant risk of changes in value. Stablecoins deployed into DeFi protocols or subject to restrictions are not classified as cash equivalents.

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

Advertising

We expense advertising costs as incurred and include them in general and administrative expenses in our consolidated statements of operations and comprehensive loss. Advertising costs were approximately $0.1 million and $0.5 million for the years ended December 31, 2025, and 2024, respectively.

Income Taxes

We are a corporation subject to income taxes in the United States. Certain subsidiaries of the Operating Company are taxable separately from us. Our proportional share of the Operating Company’s subsidiaries’ provisions are included in our consolidated financial statements.

As of December 31, 2025 and 2024, we hold all the outstanding Common Units in the Operating Company and are the sole member. As a result, 100% of the Operating Company’s US and state income and expenses will be included in our US and state tax returns.

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

We evaluate the tax positions taken on income tax returns that remain open and positions expected to be taken on the current year tax returns to identify uncertain tax positions. Unrecognized tax benefits on uncertain tax positions are recorded on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the largest amount of tax benefit that is more than 50 percent likely to be realized is recognized. Interest and penalties related to unrecognized tax benefits are recorded in income tax benefit. We have no uncertain tax positions that qualify for inclusion in our consolidated financial statements. See “Note 12—Income Taxes.”

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

The measurement of the TRA is accounted for as a contingent liability. Therefore, once we determine that a payment to a member of the Operating Company has become probable and can be estimated, the estimated payment will be accrued. See “Note 12—Income Taxes.”

Revenue Recognition

Net revenue consists of (i) product revenue from the Company’s legacy wholesale and distribution operations (“Net Sales”) and (ii) digital asset-related revenue generated from staking activities (“Staking Revenue”).

Net Sales are recognized when customers obtain control of the goods promised by the Company. Revenue is measured based on the amount of consideration expected to be received in exchange for those goods, reduced by promotional discounts and estimates for returns, allowances, and refunds. Control is transferred either at the point of sale or upon delivery to the customer, depending on the terms of the arrangement. Taxes collected from customers for remittance to governmental authorities are excluded from net revenue.

The Company generates Net Sales primarily from the sale of finished products, whereby each product unit represents a single performance obligation. For certain product offerings, including custom or branded products, the Company may receive advance payments from customers. Such amounts are recorded as customer deposits and recognized as revenue upon satisfaction of the related performance obligations.

The Company estimates product returns based on historical experience and records a refund liability that reduces Net Sales. The Company evaluates actual returns, current economic trends, and changes in order volume when assessing the adequacy of its returns reserve. The liability for returns is included within “Accrued expenses and other current liabilities” in the consolidated balance sheets.

Shipping and handling activities that occur after control of goods transfers to the customer are accounted for as fulfillment activities and are included in cost of sales. Shipping and handling fees charged to customers are included in Net Sales upon satisfaction of the related performance obligations. The Company applies the practical expedient not to adjust the transaction price for significant financing components when the period between payment and performance is one year or less.

Staking Revenue represents rewards earned from the Company’s participation in blockchain validation and related activities associated with its digital asset holdings. Staking Revenue is recognized when earned, which is generally when the underlying validation services are performed and the reward is determinable and received or receivable. Staking Revenue is included within net revenue in the consolidated statements of operations.

No customer represented approximately 10% of net revenue for the year ended December 31, 2025. One customer represented approximately 10% of net revenue for the year ended December 31, 2024.

Restructuring and Transformation Costs

During the year ended December 31, 2025, we incurred costs in connection with evaluating digital-asset alternatives and transitioning to a crypto-treasury operating model, as well as personnel-related actions under our cost-reduction strategy. These costs are recognized within operating expenses. The Board has approved the continued transition of the legacy business to an asset-light e-commerce model. The Company does not present discontinued operations. Management evaluated ASC 205-20 and concluded discontinued operations presentation is not appropriate as the wholesale / distribution business continues to generate revenues and has not been disposed.

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

We performed an analysis of the VAT overpayments to the Dutch tax authorities, which we expected to be refunded to us, and VAT payable to other EU member states, including potential fines and penalties. Based on this analysis, we recorded VAT payable of approximately $0.4 million relating to this matter within “Accrued expenses and other current liabilities” in our consolidated balance sheet as of December 31, 2025 and 2024, respectively.

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

Net Loss Per Share

Basic net loss per share of Class A common stock is computed by dividing net loss attributable to Greenlane by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted net loss per share of Class A common stock is computed by dividing net loss attributable to Greenlane by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive elements. See “Note 10—Stockholders’ Equity.”

Recently Adopted Accounting Guidance

In December 2023, the FASB issued ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60) (“ASU 2023-08”), which is intended to improve the accounting for and disclosure of crypto assets. The ASU requires entities to subsequently measure crypto assets that meet specific criteria at fair value, with changes recognized in net income each reporting period. The ASU also the requires specific presentation of cash receipts arising from crypto assets that are received as noncash consideration in the ordinary course of business and are converted nearly immediately into cash. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU No. 2023-08 effective January 1, 2025, which went into effect for the Company in Q4 of fiscal year 2025 when crypto assets were first purchased.

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

The FASB and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2025. Management has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

NOTE 3. BUSINESS ACQUISITIONS AND DISPOSITIONS

EU Subsidiary Purchase Agreement

In May 2024, the Company entered into an agreement with a group of individuals to sell 100% equity interests of one of the Company’s wholly-owned subsidiaries, Shavita B.V. and substantially all of the assets of ARI Logistics B.V. As of the December 31, 2025, the close of the transaction is in dispute as there was pending consideration obligations due to be transferred to the Company not met, as well as other monetary obligations of the purchasers that remain unsatisfied. As a result the Company did not record a sale of the business under ASC 805. Business Combinations. The Company intends to vigorously pursue its claims against Shavita and the purchaser group. As of December 31, 2025, the Company continues to run the operations. ARI Logistics, B.V. and Shavita B.V. represented 0% and 16.7% of the Company’s total net sales in 2025 and 2024, respectively.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The carrying amounts for certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and certain accrued expenses and other assets and liabilities, approximate fair value due to the short-term nature of these instruments.

The Company holds digital assets, which are measured at fair value using quoted prices in active markets and are classified as Level 1 within the fair value hierarchy. Fair value for BERA is based on quoted market prices in active markets for identical assets at the measurement date and is classified within Level 1 of the fair value hierarchy under ASC 820. If a Level 1 input is available, it is required to be utilized as a measure of fair value without any adjustments, including those that would reflect the size of the holdings (including blockage factors). Due to the inherent volatility of cryptocurrency markets, the fair value of these assets may fluctuate significantly, which could materially impact the Company’s financial position and results of operations.

Our financial instruments measured at fair value on a recurring basis were as follows at the dates indicated (In thousands):

	Consolidated Balance Sheet	Fair Value at December 31, 2025
(in thousands)	Caption	Level 1	Level 2	Level 3	Total
Assets:
Stablecoins	Cash and cash equivalents	$22,640	$—	$—	$22,640
Digital assets - BERA	Digital assets	36,555	—	—	36,555
Total Assets		$59,195	$—	$—	$59,195

Digital assets included in this table consist solely of BERA and immaterial ETH. Stablecoins classified as cash equivalents are excluded.

There were no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy during the years ended December 31, 2025 and 2024.

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

A reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2025 and 2024 is as follows:

(in thousands)	Contingent Consideration
Balance, December 31, 2023	$1,000
Gain from fair value adjustments included in results of operations	(1,000)
Balance, December 31, 2024	$—

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

Airgraft Inc. is a private entity and their equity securities do not have a readily determinable fair value. We elected to measure these equity securities under the measurement alternative election at cost minus impairment, if any, with adjustments through earnings for observable price changes in orderly transactions for the identical or similar investment of the same issuer. We did not identify any fair value adjustments related to these equity securities during the years ended December 31, 2025 and 2024.

As of December 31, 2025 and 2024, the carrying value of our investment in equity securities without a readily determinable fair value was approximately $1.9 million, included within “Other assets” in our consolidated balance sheets.

NOTE 5. LEASES

Greenlane as a Lessee

As of December 31, 2025, we had facilities financed under operating leases consisting of a warehouse combined with an office with lease term expirations in 2026. Lease terms are generally three to seven years for warehouses and office space. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following table provides details of our future minimum lease payments under operating lease liabilities recorded in our consolidated balance sheet as of December 31, 2025. The table below does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

(in thousands)	Operating Leases
2026	170
Total minimum lease payments	$170
Less: imputed interest	(4)
Present value of minimum lease payments	$166
Less: current portion	166
Long-term portion	$-

Rent expense under operating leases was approximately $1.4 million and $1.4 million for the years ended December 31, 2025 and 2024, respectively.

The following expenses related to our operating leases were included in “general and administrative expenses” within our consolidated statements of operations and comprehensive loss:

	For the year ended December 31,
(in thousands)	2025	2024
Operating lease cost	$912	$912
Variable lease cost	520	440
Total lease cost	$1,432	$1,352

The table below presents the terms and discount rates of the Company’s operating leases as of December 31, 2025:

	2025	2024
Weighted average remaining lease terms	0.5 years	1.0 years
Weighted average discount rate	2.3%	2.3%

NOTE 6. DEBT

Our debt balance, excluding operating lease liabilities and finance lease liabilities, consisted of the following amounts at the dates indicated:

	As of December 31,
(in thousands)	2025	2024
Future Receivables Financing	—
Secured Bridge Loan	—
Secured Bridge Loan 2	—	3,674
Secured Bridge Loan 3	—	4,000
	—	7,674
Less unamortized debt issuance costs	—	—
Less current portion of debt	—	(7,674)
Debt, net, excluding operating and finance leases and liabilities	$—	$—

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

As part of the 2025 Offering, the Company used a portion of the proceeds to pay off the Exchange Note in full in the amount of $4.0 million during the year ended December 31, 2025.

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

As part of the 2025 Offering, the Company used a portion of the proceeds to pay off the Note in full in the amount of $4.0 million during the year ended December 31, 2025.

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is involved in legal proceedings and claims arising in the ordinary course of business. The Company records a liability for such matters when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. For matters where a loss is not probable or cannot be reasonably estimated, no liability is recorded; however, the Company discloses such matters if there is at least a reasonable possibility that a material loss may have been incurred. Management evaluates these matters on an ongoing basis and believes that the ultimate resolution of such proceedings will not have a material adverse effect on the Company’s consolidated financial statements, although outcomes are inherently uncertain.

Antitrust Cases

The Company is a defendant in various consumer and direct purchaser class action lawsuits alleging antitrust violations in connection with the distribution of CCELL products. These matters include actions filed in federal courts in California and involve substantially similar allegations against the Company and other distributors. The Company believes these cases are baseless and without merit and is jointly defending these matters with co-defendants. At this stage, the Company is unable to estimate a reasonably possible loss or range of loss, if any.

On February 11, 2025, Earth’s Healing, Inc. brought a purchaser class action antitrust action against four U.S. distributors of CCELL products, including Greenlane Holdings, Inc.

On April 10, 2025, Redbud Roots Inc. brought a purchaser class action antitrust action against four U.S. distributors of CCELL products, including Greenlane Holdings, Inc.

On April 17, 2025, Summit Industrial Solutions LLC brought a purchaser class action antitrust action against four U.S. distributors of CCELL products, including Greenlane Holdings, Inc.

The above matters have been consolidated into a single amended complaint.

On December 16, 2024, S.K. et al brought a consumer class action antitrust action against four U.S. distributors of CCELL products, including Greenlane Holdings, Inc.

Commercial Litigation

The Company is involved in certain commercial disputes arising from legacy operations, including claims related to professional services, contract performance, and manufacturing agreements. The Company disputes these claims and is actively defending or resolving these matters, including through settlement discussions where appropriate. At this time, the Company is unable to estimate a reasonably possible loss or range of loss, if any.

On December 17, 2024, Crossmark, Inc. brought a breach of contract suit against our subsidiary, Warehouse Goods, LLC, in the amount of $297,182. The Company disputes the claims and has engaged in settlement discussions. At this time, the Company is unable to estimate a reasonably possible loss, if any.

On November 15, 2024, Vaporous Technologies, Inc. brought a suit for liquidated damages in the amount of $664,289 under the September 2020 Manufacturing Agreement by Vaporous against Warehouse Goods. LLC. The Company disputes the claims and is defending the matter. At this time, the Company is unable to estimate a reasonably possible loss, if any.

On November 13, 2024, Pryor Cashman made a demand for arbitration for unpaid legal invoices in the amount of $320,512. The Company previously disputed these claims and entered into a settlement arrangement, which has been satisfied in accordance with the agreed payment terms.

Government Investigation

On February 25, 2025, the Company received a Civil Investigation Demand regarding an investigation to determine whether there is or has been alleged violations of the False Claims Act concerning allegations of false claims submitted to federal programs for approval, payment, and subsequent forgiveness of a Kim International LLC (a subsidiary of Kushco which the Company acquired in 2021) 2020 Federal Payment Protection Program (“PPP”) loan of approximately $1.9 million dollars. The Company is cooperating with the investigation and is unable to estimate a reasonably possible loss, if any.

The Company recorded an accrual of approximately $0.5 million as of December 31, 2025 related to legal matters. No accrual was recorded as of December 31, 2024. This accrual does not necessarily relate to any individual matter described above, and the Company cannot estimate additional reasonably possible losses, if any, at this time.

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

See “Note 5—Leases” for details of our future minimum lease payments under operating lease liabilities. See “Note 12—Incomes Taxes” for information regarding income tax contingencies.

NOTE 8. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Accounts Receivable, net

Accounts receivable, net is as follows (in thousands):

	As of December 31,
	2025	2024
Accounts receivable amortized cost	$3,083	$6,878
Allowance for credit losses	(1,511)	(2,616)
Net accounts receivable	$1,572	$4,262

The following table summarizes the changes in the allowance for credit losses for accounts receivable (in thousands):

	December 31, 2025	December 31, 2024
Balance, beginning of period	$(2,616)	$(4,262)
Provision for expected credit losses, net	(1,974)	(245)
Write-offs	3,079	1,891
Balance, end of period	$(1,511)	$(2,616)

Property and Equipment, net

The following is a summary of our property and equipment, at costs less accumulated depreciation and amortization:

		As of December 31,
(in thousands)	Estimated useful life	2025	2024
Furniture, equipment and software		$7,879	$8,595
Leasehold improvements	3 - 7 years	33	33
Work in process	Lesser of lease term or 5 years	—	20
		7,912	8,648
Less: accumulated depreciation		7,659	7,228
Property and equipment, net		$253	$1,420

Depreciation expense for property and equipment for the years ended December 31, 2025 and 2024 was approximately $0.1 million and $0.8 million, respectively. The Company recorded an impairment attributed to property and equipment for the years ended December 31, 2025 and 2024 in the amount of $0.7 million and $0.2 million, respectively.

Other Current Assets

The following table summarizes the composition of other current assets as of the dates indicated:

	As of December 31,
(in thousands)	2025	2024
Other current assets:
VAT refund receivable (Note 2)	$50	$43
Prepaid expenses	1,279	301
Indemnification receivable, net	7	7
Customs bonds	500	952
Other	165	2
	$2,001	$1,305

Accrued Expenses and Other Current Liabilities

The following table summarizes the composition of accrued expenses and other current liabilities as of the dates indicated:

	As of December 31,
(in thousands)	2025	2024
Accrued expenses and other current liabilities:
Accrued employee compensation	$154	$1,052
Accrued expenses	1,473	166
	$1,627	$1,218

Customer Deposits

For certain customized product offerings, we may receive a deposit from the customer (generally 25% - 50% of the total order cost, but the amount can vary by customer contract), when an order is placed by a customer. We typically complete orders related to customer deposits within one to six months from the date of order, depending on the complexity of the customization and the size of the order, but the order completion timeline can vary by product type and terms of sale with each customer. Changes in our customer deposits liability balance during the year ended December 31, 2025 and 2024, respectively, were as follows:

(in thousands)	Customer Deposits
Balance as of December 31, 2023	$2,775
Increases due to deposits received, net of other adjustments	—
Customer Overpayments	—
Revenue recognized	(114)
Balance as of December 31, 2024	$2,661
Increases due to deposits received, net of other adjustments	—
Customer adjustments	(2,329)
Revenue recognized	332
Balance as of December 31, 2025	$—

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) for the periods presented were as follows:

(in thousands)	Foreign Currency Translation	Unrealized Gain or (Loss) on Derivative Instrument	Total
Balance at December 31, 2023	$245	$—	$245
Other comprehensive income (loss)	20	—	20
Less: Other comprehensive (income) loss attributable to non-controlling interest	—	—	—
Balance at December 31, 2024	$265	$—	$265
Other comprehensive income (loss)	—	—	—
Less: Other comprehensive (income) loss attributable to non-controlling interest	—	—	—
Balance at December 31, 2025	$265	$—	$265

Supplier Concentration

Our four largest vendors accounted for an aggregate of approximately 100% and 61% of our total purchases for the years ended December 31, 2025 and 2024, respectively We expect to maintain our relationships with these vendors.

Related Party Transactions

On October 24, 2025, the Company appointed its Chief Investment Officer, Ben Isenberg, to manage digital-asset treasury activities. The Chief Investment Officer has relationships within the Berachain ecosystem, and is also the owner of BSQD Corp., a liquidity provider who the Company may transact with to execute BERA acquisitions. Any such transactions would be conducted on an arm’s length basis at prevailing market prices and conditions.

Renah Persofsky, who served as a Greenlane Director until October 23, 2025, is also a Principal Owner of Green Gruff USA Inc, (“Green Gruff”). In January 2025 the Company entered into an amended distribution agreement with Green Gruff. For the year ended December 31, 2025, the Company recognized $60 thousand of revenue from sales of Green Gruff and incurred $28 thousand in cost of goods sold from purchases. As of December 31, 2025, the Company had $22 thousand due from Green Gruff, which is included in accounts receivable on the consolidated balance sheet. As of and for the year ended December 31, 2024, there were no transactions between the Company and Green Gruff.

As of December 31, 2025, there were no other related-party transactions to disclose. The Company believes that transactions with related parties are conducted on terms comparable to those that could be obtained in arm’s-length transactions; however, such transactions may not be indicative of the terms that would have been obtained from unrelated third parties.

NOTE 9. DIGITAL ASSETS

On October 23, 2025, the Company adopted Berachain as its primary treasury reserve asset. Under this new treasury strategy, the Company purchases and holds Berachain for long term investment purposes. The Company accounts for its Berachain as digital asset in accordance with ASC 350, Intangibles-Goodill and Other and has ownership over its Berachain, which are included in digital assets in the Consolidated Balance Sheets. As of December 31, 2025, there were no contractual restrictions on the Company sale of its Berachain assets.

Berachain investment

The Company’s BERA acquisition for investment purpose are initially recorded at cost, inclusive of transaction costs and fees. Subsequently, the Company remeasure its BERA investment at fair value at the end of each reporting period with changes recognized in net income through other (expense) income, net on the Company’s Consolidated Statements of Operations.

The following table sets forth the units held, cost basis, and fair value of both USDT, ETH, BERACHAIN and USDC held, as shown on the balance sheet as of December 31, 2025 (In thousands, except per coin):

	Units	Cost Basis	Fair Value
USDT	13,196,846	$13,197	$13,163
USDC	9,598,788	9,599	9,477
Stablecoins – Cash Equivalent		22,796	22,640
BERACHAIN	51,659,912	58,262	36,554
ETH	1	1	1
Intangible Digital Assets		58,263	36,555
Total		$81,057	$59,194

Cost basis is equal to the cost of the digital asset, net of any transaction fees, if any, at the time of purchase or upon receipt. Fair value represents the quoted digital assets prices within the Company’s principal market at the time of measurement (11:59 Eastern).

The Company began cryptocurrency activities during the year ended December 31, 2025.

The following table presents a roll forward of the Company’s digital asset holdings, including BERA tokens, as well as U.S. dollar-denominated stablecoins held in Company-controlled wallets, for the year ended December 31, 2025. Digital assets are measured at fair value with changes recognized in earnings, while stablecoins are classified as cash equivalents and included for informational purposes only.

	Cash equivalent - Stablecoins	Intangible Digital Assets - BERA
Balance as of December 31, 2024	$-	$-
Digital assets acquired from October 2025 PIPE	19,000	59,539
Purchases	11,802	8,163
Sales	(8,163)	-
Change in fair value	-	(31,147)
Balance at December 31, 2025	$22,640	$36,555

The Company did not hold any digital assets during the year December 31, 2024.

NOTE 10. STOCKHOLDERS’ EQUITY

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

Reverse Stock Split

Effective June 26, 2025, the Company completed a one-for-750 reverse stock split of our issued and outstanding shares of Common Stock, as further described in “Note 1 – Business Operations and Organization.” As a result of the 2025 Reverse Stock Split, every 750 shares of Common Stock issued and outstanding were converted into one share of Common Stock. In lieu of fractional shares, we rounded up to the next whole share, and accordingly, no fractional shares were issued in connection with the 2025 Reverse Stock Split.

The Reverse Stock Splits did not change the par value of the Common Stock or the authorized number of shares of Common Stock. All share and per share amounts in these consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the Reverse Stock Splits, including the related reclassification between common stock and additional paid-in capital.

Common Stock and Warrant Offerings

August 2024 Private Placement

On August 12, 2024, the Company entered into a securities purchase agreement with certain holders (the “Holders”) pursuant to which we agreed to issue and sell an aggregate of 78 shares of our Class A common stock, pre-funded warrants to purchase up to 3,075 shares of our Class A common stock (the “August 2024 Pre-Funded Warrants”) and warrants to purchase up to 6,303 shares of our Class A common stock (the “August 2024 Standard Warrants”). for aggregate gross cash proceeds of $6.5 million. In connection with the private placement, the Company issued an aggregate of 3,152 units and pre-funded units. The pre-funded units were sold at the same purchase price as the units, less the pre-funded warrant exercise price of $0.001. Each unit and pre-funded unit consisted of one share of common stock (or one pre-funded warrant) and two common warrants, each exercisable for one share of common stock at an exercise price of $1,875 per share. The common warrants were exercisable on the initial exercise date described in the warrants and expire five years from such date.

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

October 2024 Private Placement

On October 29, 2024, the Company entered into an Exchange Agreement with its Senior Subordinated Lender and with Cobra. In connection with the Exchange, the Company issued an aggregate of 2,350 five-year warrants with an exercise price of $2,280 per share (the “Exchange Warrants”). The Exchange Warrants were classified in equity because they were exercisable for a fixed price of $2,280 per share and a fixed number of shares and did not include cash settlement provisions. The Company determined the fair value of the Exchange Warrants using the Black-Scholes option pricing model. As part of the debt extinguishment, the 2,350 Exchange Warrants were valued at approximately $3.7 million.

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

As part of the Purchase Agreement, the Company agreed to place $2.5 million into an escrow account to secure certain indemnification obligations in connection with the private placement. As of December 31, 2025, $1.7 million of the escrow balance had been returned to the Company and $0.8 million had been credited to the Purchasers as a result of late filings by the Company.

October 2025 PIPE Transaction

Securities Purchase Agreements

On October 20, 2025, the Company entered into subscription agreements with certain accredited investors for a private placement funded in U.S. dollars, USDC or USDT. In connection with the cash-funded leg of the transaction, the Company agreed to issue 3,328,012 shares of Common Stock and pre-funded warrants to purchase 9,789,166 shares of Common Stock. Gross consideration for the overall October 2025 PIPE transaction was approximately $109.9 million, consisting of cash, stablecoins and BERA.

Each of the Cash Pre-Funded Warrants is exercisable for one share of Common Stock at the remaining exercise price of $0.01 per Cash Pre-Funded Warrant Share, and may be exercised at any time following the closing of the Cash Offering until all of the Cash Pre-Funded Warrants issued in the Cash Offering are exercised in full. Each Cash Subscriber’s ability to exercise its Cash Pre-Funded Warrants in exchange for shares of Common Stock is subject to certain beneficial ownership limitations set forth therein.

On October 20, 2025, the Company also entered into subscription agreements with certain accredited investors for a private placement funded with BERA. In connection with the cryptocurrency-funded leg of the transaction, the Company agreed to issue pre-funded warrants to purchase 15,504,902 shares of Common Stock. For purposes of the transaction, BERA was valued at $1.9477 per token based on a seven-day trailing VWAP using Binance 1-hour Kline data, or $0.9836 per token in the case of the Berachain Foundation, reflecting a 49.5% discount. The cryptocurrency-funded pre-funded warrants have an exercise price of $0.01 per share.

In connection with the October 2025 PIPE transaction, the Company agreed to certain contractual transfer restrictions on a portion of the BERA received. As of December 31, 2025, while these contractual provisions were in place, no operational lockup mechanism had been implemented, and the Company retained the ability to utilize such BERA, including for staking activities. An operational lockup mechanism was implemented in mid-February 2026, with restrictions scheduled to expire on April 23, 2026. Management concluded that, as of December 31, 2025, these contractual provisions did not impact the fair value measurement or classification of the Company’s BERA holdings.

The exercise of the Cryptocurrency Pre-Funded Warrants into shares of Common Stock was subject to stockholder approval. The Company obtained such stockholder approval at a special meeting of stockholders held on December 16, 2025. Following stockholder approval, certain of the Cryptocurrency Pre-Funded Warrants became exercisable for one share of Common Stock at an exercise price of $0.01 per share and remain exercisable until exercised in full, subject to the beneficial ownership limitations set forth therein. Certain of the Cryptocurrency Pre-Funded Warrants are subject to lock-up agreements that expire on April 18, 2026, after which they become exercisable for one share of Common Stock at an exercise price of $0.01 per share and remain exercisable until exercised in full, subject to the beneficial ownership limitations set forth therein.

The Company received aggregate gross consideration of approximately $110 million in the Offerings, consisting of cash, stablecoins and BERA. The Company intends to use the net cash proceeds to support its BERA treasury operations, working capital, general corporate purposes and transaction-related fees and expenses.

In connection with the October 2025 PIPE transaction, the Company engaged Aegis Capital Corp. (“Aegis”) as placement agent. The Company paid Aegis a cash placement fee equal of $5 million, as well as a non-accountable commission equal to 2% of the private placement (or 1.0% placement commission for any investors introduced by the Company, Polychain Capital LP or the Berachain Foundation (or any affiliate of any of the foregoing) to Aegis). In addition, the Company issued to Aegis or its designees warrants to purchase shares of the Company’s common stock equal to approximately 5.0% of the aggregate number of shares sold in the offering (the “Placement Agent Warrants”). The Placement Agent Warrants have an exercise price equal to 125% of the offering price of the securities sold in the private placement and are exercisable for a period of five years from the date of issuance. The Placement Agent Warrants were classified as equity instruments and recorded in additional paid-in capital based on their relative fair value at the date of issuance.

Warrants

The Company has issued warrants in connection with equity financing transactions, debt restructuring and exchange transactions, and strategic advisory arrangements entered into in connection with its transition to a digital asset treasury strategy. These warrants are classified as equity instruments because they are exercisable for a fixed number of shares at a fixed exercise price and do not include provisions requiring cash settlement.

The Company accounts for warrants issued in connection with equity financings and services in accordance with ASC 815-40, ASC 718, and ASC 505-50. Warrants are classified as equity instruments when they are indexed to the Company’s own stock and meet the criteria for equity classification. Warrants issued in connection with financing transactions are recorded in additional paid-in capital at their relative fair value on the date of issuance and are not subsequently remeasured. Warrants issued in exchange for services are measured at fair value on the grant date. Where no substantive service period exists, the full fair value is recognized immediately in general and administrative expense; where a substantive service period exists, expense is recognized over the service period.

During the year ended December 31, 2025, the Company issued warrants and warrant-like instruments in connection with the October 2025 private placement and related cryptocurrency subscription agreements, as well as strategic advisory arrangements. A significant portion of these instruments consisted of pre-funded warrants with a nominal exercise price of $0.01 per share. Because these warrants were substantially pre-funded, they are considered equity instruments and their exercise is generally expected.

Advisory warrants totaling 5,264,752 shares of common stock were issued to certain strategic advisors and service providers in lieu of or in addition to cash compensation. Advisory warrants issued under the Company’s master strategic advisory agreement were not subject to vesting, forfeiture, or performance conditions and were determined to have no substantive service period; accordingly, the related expense was recognized in full at the grant date. In contrast, warrants issued under certain advisory arrangements with defined service periods are recognized over the term of the arrangement.

During the year ended December 31, 2025, a total of 1,375,435 warrants were exercised, including 1,353,658 pre-funded warrants and 21,777 additional pre-funded warrants. Because pre-funded warrants are fully funded at issuance and have a nominal exercise price, exercises do not result in material cash proceeds and are reflected as reclassifications within stockholders’ equity.

Warrant activity for the years ending December 31, 2025 and 2024 is as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance, December 31, 2023	1,032	$0.15
Issued	13,885	0.01
Expired	—	—
Exercised	(1,899)	0.01
Balance, December 31, 2024	13,018	0.01
Issued	32,433,940	0.01
Expired or rescinded	(9,486)	0.01
Exercised	(1,375,435)	0.01
Balance, December 31, 2025	31,062,037	$0.01

As of December 31, 2025, outstanding warrants have a weighted average remaining life of 3.32 years.

The increase in warrants issued during the year ended December 31, 2025 primarily relates to warrants issued in connection with (i) the October 2025 private placement and related cryptocurrency subscription agreements and (ii) strategic advisory arrangements entered into during the year.

The Company did not have any material warrant forfeitures or cancellations during the period.

The weighted-average exercise price reflects a mix of financing warrants, which were issued at market-based terms, and advisory warrants, which were measured at fair value at grant date based on option pricing models.

For the year ended December 31, 2025, the Company recognized $18.6 million of non-cash stock-based compensation expense related to warrants issued to non-employee service providers and strategic advisors. This expense is included within general and administrative expenses in the consolidated statements of operations.

Warrants issued during the year are reflected as increases to additional paid-in capital within the consolidated statements of stockholders’ equity.

Valuation assumptions used for warrants measured at fair value on issuance:

The Company estimated the fair value of certain warrants using the Black-Scholes option pricing model at the date of issuance. The use of this model requires management to make significant estimates and assumptions, including the expected term of the warrants, expected volatility of the Company’s stock price, risk-free interest rate, and expected dividend yield.

Expected volatility was determined using a combination of the Company’s historical stock price volatility and the volatility of comparable publicly traded companies, due to the Company’s limited trading history and significant changes in its business model during the periods presented.

The risk-free interest rate was based on U.S. Treasury yields in effect at the time of grant for instruments with similar expected terms. The expected term represents the contractual life of the warrants. The expected dividend yield was assumed to be zero, as the Company has not historically paid dividends and does not expect to do so in the foreseeable future.

Pre-funded warrants, which have nominal exercise prices and are fully funded at issuance, were not valued using the Black-Scholes model.

The following table summarizes the weighted-average assumptions used in the Black-Scholes model for warrants measured at fair value at issuance:

	2025	2024
Stock price	$3.46	$2,760.00 - $3,037.50
Risk-free interest rate	4.25%	3.79% - 4.39%
Expected term (in years)	4.0	5.8 to 6.0
Expected share price volatility	120.00%	79.85%
Expected dividend yield	-%	-%

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of our Class A common stock is as follows (in thousands, except share and per share amounts):

	For the year ended December 31,
(in thousands, except per share data)	2025	2024
Numerator:
Net loss	$(85,580)	$(17,657)
Less: Net loss attributable to non-controlling interests	—	17
Net loss attributable to Class A common stockholders	$(85,580)	$(17,640)
Denominator:
Weighted average shares of Class A common stock outstanding*	7,491,560	1,212,000
Net loss per share of Class A common stock - basic and diluted*	$(11.42)	$(14.56)

*	After giving effect to the June 2025 1-for-750 Reverse Stock Split.

Pre-funded warrants with nominal exercise prices were included in the weighted-average number of shares outstanding for purposes of calculating basic net loss per share beginning on their respective issuance dates, as the exercise price is non-substantive and exercise is considered virtually assured.

For the years ended December 31, 2025 and 2024, stock options and warrants to purchase Class A common stock were excluded from the computation of diluted net loss per share because their inclusion would have been anti-dilutive due to the net loss reported for each period.

Potentially dilutive securities include stock options, warrants, and pre-funded warrants; however, these instruments were excluded from diluted net loss per share as their inclusion would have been anti-dilutive.

The following table presents the total number of potential common shares excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive (in common stock equivalent shares):

	For the year ended
	December 31, 2025	December 31, 2024
Stock options to purchase common stock	1,880,000	5
Warrants to purchase common stock	31,062,037	1,032
	32,942,037	1,037

NOTE 11. COMPENSATION PLANS

Amended and Restated 2019 Equity Incentive Plan

In April 2019, the Company adopted the Greenlane Holdings, Inc. 2019 Equity Incentive Plan (the “2019 Plan”). The Plan has been amended and restated several times since adoption. As of December 31, 2025, the Company’s equity incentive plan balances, including the total shares authorized for issuance, awards outstanding, and shares available for future grant, reflect all amendments approved through that date, including the plan’s evergreen feature.

In October 2025, Company included in its proxy statement a proposal to increase the share reserve under the Company’s equity incentive plan to 3,000,000 shares. The plan already includes a 15% evergreen feature. Based on shares outstanding as of the record date described in the proxy, the evergreen provision would add approximately 2.9 million incremental shares. The Company filed a registration statement on Form S-8 to register any additional shares following stockholder approval.

Stock Options

Stock option awards are granted with an exercise price equal to the fair market value of the Company’s common stock at the date of grant based on the closing market price of its common stock as reported on The Nasdaq Global Market. The option awards include service-based vesting conditions tied to specific service dates. The requisite service period is generally shorter in duration and varies by employee based on individual award terms. The stock options expire five years after the date of grant.

During the year ended December 31, 2025, the Company granted 3,000,000 nonqualified stock options with a weighted-average exercise price of $3.84. The grant-date fair value of these awards was determined using the Black-Scholes option pricing model. Key assumptions included a stock price of $3.46, an expected term of four years, expected volatility of 120%, a risk-free rate based on U.S. Treasury yields of 4.2%, and a dividend yield of zero. The expected term reflects the contractual life of the awards (five years) and expected exercise behavior, as the options were granted out-of-the-money and are expected to be exercised upon sufficient appreciation in the Company’s stock price. The resulting aggregate grant-date fair value is recognized as compensation expense over the requisite service period in accordance with ASC 718.

The Company recorded stock-based compensation expense of approximately $4.6 million and $0.1 million for the years ended December 31, 2025 and 2024, respectively, related to stock options. The 2025 expense reflects amortization of the grant-date fair value of the awards granted in October 2025 over the applicable service periods, as well as the impact of the forfeitures recognized during the period. Gross stock-based compensation expense related to these awards was approximately $7.6 million, which was reduced by approximately $3.0 million of expense reversals associated with forfeited awards.

Because the awards were granted in October 2025, only a portion of the total grant-date fair value was recognized during the year ended December 31, 2025, with the remaining unrecognized compensation cost to be recognized over the remaining service periods.

There were no stock options exercised during the year ended December 31, 2025. Based on the fair market value of the Company’s common stock at December 31, 2025 the total intrinsic value of all outstanding options was none.

The following table summarizes the Company’s stock option activity:

	Stock options outstanding	Weighted average exercise price
Outstanding at December 31, 2024	-	$-
Granted	3,000,000	3.84
Forfeited	(1,120,000)	3.84
Outstanding at December 31, 2025	1,880,000	3.84

Options outstanding at December 31, 2025 include awards subject to ongoing service-based vesting conditions. The difference between options granted and compensation expense recognized reflects the timing of expense recognition over the requisite service periods, as well as the impact of forfeitures recorded during the period.

The intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option. Based on the fair market value of the Company’s common stock at December 31, 2025 the total intrinsic value of all outstanding options was none.

Stock options outstanding, vested and expected to vest and exercisable are as follows:

	As of December 31, 2025
	Number of shares	Remaining contractual life (years)	Weighted- average exercise price
Outstanding, vested and or expected to vest	1,486,000	9.8	$3.84

Restricted Stock Units

During the year ended December 31, 2025, the Company granted 115,000 RSUs to members of its senior management and certain other employees pursuant to the 2019 Plan. There were 115,000 RSUs that vested during the year ended December 31, 2025. The Company accounts for RSUs issued to employees at fair value, based on the market price of the Company’s common stock on the date of grant. The weighted-average grant date fair value of RSUs granted during the year ended December 31, 2025 was $3.24. The fair values of RSUs that vested during the years ended December 31, 2025 was approximately $0.4 million. During the year ended December 31, 2025, the Company recorded $0.2 million of stock-based compensation related to RSUs.

As of December 31, 2025, there was no unrecognized compensation expense related to unvested RSUs.

Equity-Based Compensation Expense

Equity-based compensation expense is included within “salaries, benefits and payroll taxes” in our consolidated statements of operations and comprehensive loss. We recognized equity-based compensation expense as follows:

	For the year ended December 31,
(in thousands)	2025	2024
Stock options - Class A common stock	$4,594	$—
Restricted shares - Class A common stock	243	86
Total equity-based compensation expense	$4,837	$86

There were no stock options granted during the year ended December 31, 2024.

As of December 31, 2025, there was remaining unrecognized compensation expense of $0.5 million related to unvested stock option awards, which will be recognized over the remaining service periods.

NOTE 12. INCOME TAXES

Prior to December 31, 2022, the Operating Company was treated as a partnership for U.S. federal and most applicable state and local income tax purposes, and its taxable income or loss was generally passed through to its members. Effective December 31, 2022, the Operating Company became wholly owned by the Company and is treated as a disregarded entity for U.S. tax purposes. Beginning in 2023, 100% of the Operating Company’s U.S. income and expenses have been included in the Company’s U.S. federal and state income tax returns. The Company also files in various state jurisdictions and certain foreign jurisdictions, including Canada and the Netherlands.

For the year ended December 31, 2025, the Company recorded a current state income tax provision of approximately $7 thousand. No federal, foreign or additional state current income tax provision was recorded for 2025. The Company recorded no net deferred tax provision for 2025 because changes in gross deferred tax assets and liabilities were substantially offset by corresponding changes in the valuation allowance.

Beginning with annual reporting for 2025, the Company adopted ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740), prospectively. For the year ended December 31, 2025, the Company’s effective tax rate primarily reflects state income taxes, permanent differences, and changes in valuation allowance. Because the Company continues to maintain a full valuation allowance against its deferred tax assets, no material net deferred tax expense or benefit was recognized for 2025.

The Company’s United States and foreign operations components of income (loss) from continuing operations before income taxes are as follows:

	For the year ended December 31,
(in thousands)	2025	2024
United States	$(85,191)	$(15,563)
Foreign	$(382)	$(2,094)
Total	$(85,573)	$(17,657)

Income Tax Expense

The income tax (benefit) expense for the years ended December 31, 2025 and 2024 consisted of the following:

	For the year ended December 31, 2025				For the year ended December 31, 2024
(in thousands)	Federal	Foreign	State	Total	Federal	Foreign	State	Total
Current tax (benefit) expense
Current year	$—	$—	$7	$7	$—	$—	$—	$—
Total current year	—	—	7	7	—	—	—	—
Deferred tax (benefit) expense
Current year	(7,992)	80	12	(7,914)	(3,325)	(277)	(998)	(4,600)
Change in valuation allowance	7,992	(80)	(5)	7,907	3,325	277	998	4,600
Total deferred tax (benefit) expense	—	—	7	7	—	—	—	—
Income tax (benefit) expense	$—	$—	$7	$7	$—	$—	$—	$—

The difference between the income tax provision at the U.S. federal statutory rate and the recorded provision is primarily due to the valuation allowance recorded on all deferred tax assets. A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
	2025
U.S. Federal statutory income tax rate	$(16,491)	21.00%
State and local income taxes, net of federal income tax effect	5	(0.01)%
Canada
Other	326	0.42%
Netherlands
Other	(246)	0.31%
Changes in valuation allowances	7,907	(10.07)%
Deferred only adjustments
Net operating loss	8,246	10.50%
Other adjustments	259	0.33%
Effective income tax rate	$7	0.01%

A reconciliation of the income tax (benefit) expense computed at the U.S. federal statutory income tax rate to the income tax expense recognized is as follows:

	For the year ended December 31,
(in thousands)	2025	2024
Expected federal income tax (benefit) expense at statutory rate	$(16,941)	$(3,331)
State tax expense, net of federal benefit	—	(840)
Net operating loss	8,246	—
Change in valuation allowance	7,907	4,171
Other, net	781	—
Income tax (benefit) expense	$7	$—

Due to cumulative losses and the full valuation allowance recorded against deferred tax assets, the Company did not recognize a material tax benefit on its 2025 pretax loss.

Deferred Tax Assets and Liabilities

The components of deferred tax assets and liabilities were as follows:

	As of December 31,
(in thousands)	2025	2024
Deferred tax assets:
Goodwill and other intangible assets	$33,538	$35,225
Fixed assets	226	394
Inventory	3,410	2,364
Allowance for doubtful accounts	335	688
Operating lease liability	93	265
Equity-based compensation	4,287	2,598
Business interest carryforward	8,871	8,710
Net operating loss carryforwards	74,974	74,609
Unrealized gain/loss	8,866	—
Other	221	130
Total deferred tax assets	134,821	124,983
Valuation allowance	(134,028)	(124,709)
Net deferred tax assets	793	(274)
Deferred tax liability:
Right of use assets	(21)	(274)
Section 481 (a) adjustment	(772)	—
Total deferred tax liabilities	(793)	(274)
Net deferred tax assets and liabilities	$—	$—

Deferred tax assets and liabilities are presented on a net basis by jurisdiction. As of December 31, 2025, deferred tax assets were fully offset by valuation allowances and deferred tax liabilities, resulting in a net deferred tax liabilities, resulting in a net deferred tax position of $0.

Certain deferred tax asset balances, including those related to goodwill and other intangible assets and equity-based compensation, reflect historical tax positions and methodologies that continue to be evaluated by management. The Company will refine such balances, if necessary, as additional analysis is completed.

As of December 31, 2025, the Company had approximately $270.3 million of federal net operating loss carryforwards, of which approximately $9.8 million expire beginning in 2038 and the remainder do not expire. Utilization of the federal net operating losses generated after 2017 is generally limited to 80% of future taxable income. The Company also had approximately $239.0 million of state net operating loss carryforwards that begin expiring in 2038, approximately $14.9 million of Dutch net operating loss carryforwards that begin expiring in 2029, and approximately $0.2 million of Canadian net operating loss carryforwards that begin expiring in 2026.

The Company has not yet completed a formal analysis of potential limitations on utilization under Section 382 of the Internal Revenue Code and similar state provisions. While management does not currently expect such limitations to materially impact the net deferred tax asset balance due to the full valuation allowance, this assessment remains subject to further analysis.

In addition, the deduction for business interest expense is limited to 30% of taxable income under Section 163(j). Disallowed interest is carried forward to future periods and remains subject to the Section 163(j) limitation in those periods. As of December 31, 2025, the Company had approximately $26.3 million of business interest carryforwards, including approximately $17.6 million related to the KushCo merger.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which temporary differences become deductible and carryforwards are available. Management considered all available positive and negative evidence, including cumulative losses in recent years, the Company’s historical operating results, projected future taxable income, the scheduled reversal of deferred tax liabilities, and available tax planning strategies. Based on this evaluation, management concluded that a full valuation allowance was required as of December 31, 2025 and 2024.

The utilization of the Company’s net operating loss carryforwards and tax credit carryovers may be subject to annual limitations under Sections 382 and 383 of the Internal Revenue Code and similar state provisions if an ownership change has occurred or occurs in the future. The Company has not completed a formal Section 382 study. Accordingly, the disclosed carryforward balances do not reflect any reduction that may result from such a study.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provision of the Tax Cuts and Jobs Act, modification to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and other implemented through 2027. The bill does not materially impact the Company’s 2025 income tax provision.

The Company does not record U.S. income taxes on the undistributed earnings of its foreign subsidiaries, other than the Canadian subsidiary, because such earnings are intended to be permanently reinvested in those jurisdictions. If funds are repatriated in the future, such repatriation may be subject to local laws and applicable tax consequences.

Uncertain Tax Positions

The Company evaluates uncertain tax positions in accordance with ASC 740. As of December 31, 2025, 2024 and 2023, the Company had no unrecognized tax benefits. The Company does not expect material interest or penalties related to uncertain tax positions due to its historical losses, significant net operating loss carryforwards and full valuation allowance position.

Tax Receivable Agreement (TRA)

The Company is party to a tax receivable agreement (“TRA”) that provides for the payment to certain former holders of interests in the Operating Company of 85% of certain tax benefits, if any, that the Company actually realizes, or in some circumstances is deemed to realize, as a result of increases in tax basis and certain other tax benefits.

As of December 31, 2025 and 2024, the Company had recorded no liability under the TRA because, based on its valuation allowance assessment, the related tax benefits were not considered realizable and the amount and timing of any future payments were not probable or reasonably estimable.

If realization of the deferred tax assets subject to the TRA becomes more likely than not in a future period, the Company may record a liability related to the TRA, which would be recognized as expense in the consolidated statements of operations and comprehensive loss.

No payments were made under the TRA during the years ended December 31, 2025 and 2024.

NOTE 13. SEGMENT REPORTING

We define our segments as those operations whose results are regularly reviewed by our CODM to analyze performance and allocate resources. Therefore, segment information is prepared on the same basis that management reviews financial information for operational decision-making purposes. Our CODM is a committee comprised of our CEO and our CFO.

Due to the launch of the digital asset treasury reserve strategy in October 2025 and continual assessment of the requirements under ASC 280, Segment Reporting, the Company has reassessed its segment conclusions and determined that effective with this Annual Report on Form 10-K, the Company is presenting two operating and reportable segments: one reportable segment that develops and distributes wholesale accessories, vape devices, and lifestyle products (the “Wholesale Segment”); and one segment that manages the Company’s digital asset treasury (the “Digital Asset Segment”). In the Wholesale Segment, all brands are predominantly wholesale and distribution products that are manufactured using similar production processes, generally fall under the same regulatory environment, and are sold to the same types of customers in similar size quantities at similar price points and with similar profit margins. In the Digital Asset Segment, the Company’s digital asset investments are maintained and managed to make a return on investment through validation and staking activities to generate revenue.

The Company’s chief operating decision maker (“CODM”) is the chief executive officer. The CODM assesses performance for each segment based on revenue and gross profit, which are reported in the condensed consolidated statement of operations. Other costs and expenses of the Company are analyzed by segment. The accounting policies for segment reporting are the same as for the Company’s consolidated financial statements. As the Company continues its operations of the digital asset strategy, it may provide additional data points to the CODM to assist with decision making that will be evaluated for inclusion in the Company’s reportable segment disclosure.

There were no Digital Asset Segment activities for the year ended December 31, 2024.

Our CODM assesses the performance of our one operating segment based on the operating segments’ net sales and gross profit. The following table sets forth information by reportable segment for the years ended December 31, 2025 and 2024 for the Wholesale / Distribution segment.

	For the year ended December 31,
(in thousands)	2025	2024
Net revenue	$4,142	$13,275
Cost of revenue	16,820	6,993
Gross profit (loss)	$(12,678)	$6,282

The following table sets forth information by reportable segment for the years ended December 31, 2025 and 2024 for the digital asset segment.

	For the year ended December 31,
(in thousands)	2025	2024
Net revenue	$214	$-
Cost of revenue	-	-
Gross profit (loss)	$214	$-

The following table sets forth information by reportable segment for the years ended December 31, 2025.

(in thousands)	Wholesale and Distribution	Digital Asset	Total
Operating expenses
Salaries, benefits and payroll taxes	$9,506	$441	$9,947
Stock based compensation – strategic advisory warrants	18,553	—	18,553
General and administrative	9,112	1,534	10,646
Restructuring expenses	1,492	—	1,492
Impairment	650	—	650
Depreciation	493	—	493
Total operating expenses	$39,806	$1,974	$41,781

The following table sets forth specific asset categories which are reviewed by our CODM in the evaluation of operating segments:

	For the year ended December 31,
(in thousands)	2025	2024
Accounts receivable, net	$1,572	$4,262
Inventories	$-	$14,215
Vendor deposits	$-	$3,091

None of the above assets were present in our digital asset segment.

The following table sets forth net sales disaggregated by geography:

	For the year ended December 31,
(in thousands)	2025	2024
United States	$4,351	$10,900
Canada	4	157
Europe	-	2,218
Total net sales	$4,355	$13,275

The following table sets forth our long-lived assets by geographic area, which consist of property and equipment, net, and operating lease right-of-use assets:

	As of December 31,
(in thousands)	2025	2024
United States	$397	$2,459
Canada	-	4
Europe	-	-
Total long-lived assets	$397	$2,463

There were no long-lived assets within our digital asset segment. The Company’s digital asset activities are primarily comprised of liquid crypto holdings, stablecoins, and related treasury activities, which are presented within current assets based on their nature and liquidity profile.

NOTE 14. SUBSEQUENT EVENTS

Digital Asset Transactions and Strategic Arrangements

In connection with the Company’s digital asset treasury strategy, the Company entered into a series of related transactions with third parties involving the purchase, sale, and financing of digital assets. These arrangements include lending and trading activities with counterparties and are designed to facilitate the Company’s acquisition and management of digital assets. The Company does not control the counterparties’ trading activities or pricing execution and is exposed to economic risk through its lending and purchase commitments. Management continues to evaluate these arrangements to determine the appropriate accounting treatment, including consideration of whether the Company is acting as principal or agent in the underlying transactions.

Delisting Notice

On March 25, 2026, we received a notification letter from the Listing Qualifications Department of Nasdaq (the “Delisting Notice”), notifying us that we were not in compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market and its staff has determined to delist our securities pursuant to its discretionary authority under Listing Rule 5550(a)(2). Due to having effected two reverse stock splits over the prior two-year period, we are not eligible for the 180-day period to regain compliance under Rule 4810(c)(3)(A). Pursuant to the Delisting Notice, we plan to appeal this determination before a Nasdaq Hearings Panel, staying the suspension of our common stock.

Reverse Stock Split

On March 25, 2026, the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to effect a reverse stock split of the Company’s issued and outstanding common stock at a ratio within a range of 1-for-5 to 1-for-15, with the final ratio and timing to be determined at the discretion of the Company’s Board of Directors. As of the date of issuance of these financial statements, the Board has not determined the final split ratio and the reverse stock split has not been effected. Accordingly, the Company’s financial statements, including share and per share amounts, have not been adjusted to reflect the reverse stock split.

The Company expects to effect the reverse stock split shortly following the issuance of these financial statements.

ATM Offering

On January 7, 2026, the “Company” entered into a Sales Agreement (the “Sales Agreement”) with Yorkville Securities, LLC (“Yorkville”) pursuant to which the Company may, from time to time, offer and sell shares (the “ATM Shares”) of its Class A common stock, par value $0.01 per share (the “Common Stock”), through or to Yorkville, acting as sales agent or principal (the “ATM Offering”). On January 7, 2026, the Company filed a prospectus supplement in connection with the ATM Offering for up to $5,355,687 of shares of Common Stock (the “Prospectus Supplement”).

Subject to the terms and conditions of the Sales Agreement, Yorkville will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the ATM Shares from time to time, based upon the Company’s instructions. The Company has provided Yorkville with customary indemnification and contribution rights, and Yorkville will be entitled to a commission of up to 3.0% of the gross proceeds from each sale of the ATM Shares pursuant to the Sales Agreement.

Token Purchase and Sale Agreement

On February 4, 2026, Greenlane Subsidiary Inc. (the “Subsidiary”), a wholly-owned subsidiary of the Company, entered into (a) a Token Purchase and Sale Agreement (the “Purchase and Sale Agreement”) and (b) a Token Lending Agreement (the “Lending Agreement,” and together with the Purchase and Sale Agreement, the “Transaction Agreements”) with Berachain Operations Corporation, a British Virgin Islands Business Company (the “Counterparty”).

Pursuant to the Lending Agreement, the Subsidiary (as Lender) may agree to lend to the Counterparty (as Borrower) an amount of USDC and/or USDT stablecoins (the “Lent Tokens”) pursuant to loan confirmation agreements to be agreed between the parties from time to time, accruing interest at a rate to be determined in such agreements. The Counterparty intends to use the Lent Tokens to acquire BERA tokens in the open market or in privately negotiated transactions from various counterparties.

Pursuant to the Purchase and Sale Agreement, the Subsidiary (as Buyer) may request to purchase tranches of BERA tokens from the Counterparty (as Seller), pursuant to tranche notices to be agreed between the parties from time to time. The purchase price for each tranche is determined through a combination of time-weighted average price and other pricing mechanics, including protective “market out” provisions. Furthermore, the Purchase and Sale Agreement permit flexible transaction sizing set within a pre-negotiated percentage range.

Under the Purchase and Sale Agreement, the Subsidiary may satisfy its payment obligation for any tranche, in whole or in part, by reducing the outstanding amount of Lent Tokens under the Lending Agreement, whereby the Counterparty retains the corresponding portion of the Subsidiary’s previously-lent stablecoins as consideration. Together, the Transaction Agreements facilitate the Subsidiary to lending of stablecoins to the Counterparty for the purpose of executing BERA token purchases. Following such purchases, the Counterparty can resell the acquired BERA to the Subsidiary at a predetermined price. In settlement of these transactions, the Counterparty may retain the stablecoin principal and realize any associated trading gains or losses.

Appointment of a New CEO

On February 11, 2026, the Board of Directors (the “Board”) of the Company unanimously appointed Jason Hitchcock as Chief Executive Officer of the Company. Mr. Hitchcock was granted an option to purchase up to 250,000 shares of the Company’s common stock subject to customary vesting and other terms as determined by the Compensation Committee of the Board, under the Company’s 2019 Equity Incentive Plan.

Related Party Transaction

The Counterparty has the right, in its discretion, to execute the underlying BERA acquisitions through one or more liquidity providers or market participants. One such liquidity provider is BSQD Corp. (“BSQD”), an entity that is wholly owned by Ben Isenberg, Greenlane’s Chief Investment Officer. Although the Transaction Agreements do not require the Counterparty to route any trades through BSQD, the Counterparty has informed the Subsidiary that it may, from time to time, conduct significant transactions with BSQD to source BERA to fulfill its obligations under the Purchase and Sale Agreement. Any such transactions with BSQD would be conducted on an arm’s-length basis at prevailing market prices and conditions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 20, 2024, the Audit Committee dismissed Marcum LLP (“Marcum”) was dismissed as the Company’s independent registered public accounting firm, effective as of that date. Marcum’s report on the Company’s consolidated financial statements as of December 31, 2023 and December 31, 2022, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, other than in the year ended December 31, 2023, it included an explanatory paragraph regarding substantial doubt as to the Company’s ability to continue as a going concern, and in the year ended December 31, 2022, it included an explanatory paragraph regarding restatement of previously issued financial statements to correct certain misstatements.

During the years ended December 31, 2023 and December 31, 2022 and the subsequent interim period through December 20, 2023, there were no “disagreements” (as such term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304) with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Marcum would have caused Marcum to make reference to the subject matter of the disagreements or reportable events in connection with its reports on the financial statements for such years and interim periods.

During the years ended December 31, 2023 and December 31, 2022, and the subsequent interim period through November 20, 2024, the Company disclosed several material weaknesses in its internal control over financial reporting in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2023 and 2022 (the “Form 10-K”). As disclosed in Item 9A to the Form 10-K, the Company’s management concluded that as of December 31, 2023 and 2022, the Company’s disclosure controls and procedures were not effective due to material weaknesses identified in internal control over financial reporting, However, after giving full consideration to the material weakness, management believes that the consolidated financial statements included in the Form 10-K were prepared in accordance with US generally accepted accounting principles. Marcum provided written communication to the Audit Committee regarding this material weakness, and the subject matter of this material weakness was discussed by the Company’s management and the Audit Committee with Marcum.

There have been no other “reportable events” (as such term is defined in Item 304(a)(1)(v) of Regulation S-K).

In accordance with Item 304(a)(3) of Regulation S-K, the Company provided Marcum with a copy of the disclosure it is making in this Current Report on Form 8-K and requested that Marcum furnish the Company with a copy of its letter addressed to the Securities and Exchange Commission stating whether Marcum agrees with the statements made by the Company in response to Item 304(a) of Regulation S-K. A copy of Marcum’s letter to the SEC dated December 20, 2023 is filed as Exhibit 16.1 to this Current Report on Form 8-K.

Subsequently, on November 20, 2024, the Audit Committee approved the engagement of PKF O’Connor Davies (“PKF”) as the Company’s new independent registered public accounting firm for the fiscal year ending December 31, 2024, effective immediately. During the years ended December 31, 2023 and 2022 and through the subsequent interim period as of November 20, 2024, neither the Company, nor any party on behalf of the Company, consulted with PKF regarding either (a) the application of accounting principles to a specified transaction, either completed or proposed, or the audit opinion that might be rendered regarding the Company’s consolidated financial statements, and no written report or oral advice was provided to the Company that PKF concluded was an important factor considered by the Company in deciding on any accounting, auditing or financial reporting issue, or (b) any matter subject of any “disagreement” (as such term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as such term is defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act) of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2025.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. During the fourth quarter of 2025, management began implementing additional controls related to digital asset custody, wallet access authorization, fair value measurement, and reconciliation between blockchain records and the general ledger. These controls were not fully implemented as of December 31, 2025.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2025 due to the material weaknesses identified and described below.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2025, the Company has not maintained effective internal control over financial reporting due to the material weaknesses identified and described below.

Material Weaknesses

The following material weaknesses have been identified by management and will serve as the basis of active remediation efforts during 2026:

Information Systems (IT) Access Controls

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

Digital Asset Treasury Controls

Upon completion of the Company’s transformation to a digital asset treasury strategy in October 2025, management began implementing additional controls related to digital asset custody, wallet access authorization, fair value measurement, and reconciliation between blockchain records and the general ledger. In this regard, effective controls must be established related to the processing, recording and valuation of digital assets. Such controls were not fully implemented by December 31, 2025.

Control Environment

We did not maintain an effective control environment to enable the identification and mitigation of risks of material accounting errors and ensure corrective activities were appropriately applied, prioritized, and implemented in a timely manner.

Control Activities

As part of our remediation efforts related to the material weaknesses identified in the prior year, we continued our efforts during 2025 to design and implement control activities, however, design efforts relating to control activities were not fully implemented. Control deficiencies were identified associated with control activities. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) selecting, developing, and documenting control activities that contribute to the mitigation of risks and support achievement of objectives, (ii) selecting and developing general control activities over technology to support the achievement of objectives, and (iii) effectively communicating and deploying control activities within the organization through policies that establish what is expected and procedures that put policies into action.

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

Remediation Plan and Status

Management is committed to remediating the material weaknesses in internal control over financial reporting described above and has developed a comprehensive remediation plan to be implemented throughout fiscal year 2026. The remediation efforts are focused on strengthening the Company’s control environment, enhancing information technology general controls, formalizing control activities, and implementing robust processes over the Company’s digital asset treasury operations. As part of this plan, the Company intends to enhance its finance, accounting, and information technology resources, including the hiring of additional personnel with expertise in internal controls and digital asset accounting, upgrading its ERP system, and engaging third-party specialists to assist in the design, implementation, and testing of controls.

With respect to information systems and access controls, the Company will be upgrading its ERP system and implementing improvements to user access management, including the establishment of role-based access controls, enhanced segregation of duties, and formalized processes for provisioning, modifying, and terminating user access. The Company is also implementing multi-factor authentication, performing periodic user access reviews, and strengthening controls over system changes and computer operations. These efforts are intended to establish effective information technology general controls that support the reliability of financial reporting.

To address the material weaknesses related to its digital asset treasury activities, the Company is designing and implementing controls over digital asset custody, wallet access authorization, transaction processing, valuation, and reconciliation. These enhancements include the implementation of multi-signature authorization protocols, independent reconciliation processes between blockchain records and the general ledger, and formalized fair value methodologies using approved pricing sources. The Company will also be implementing enhanced review controls over digital asset transactions and balances.

In addition, the Company plans to strengthen its overall control environment and control activities by formalizing accounting policies and procedures, improving the financial statement close process, and reducing reliance on manual and off-platform tools through increased use of system-based solutions. The Company is implementing standardized processes for account reconciliations, journal entry preparation and review, and financial reporting, supported by enhanced documentation and training of personnel. Further, the Company is improving information and communication controls by establishing controls over the completeness and accuracy of system-generated reports and spreadsheets utilized in financial reporting.

The Company is also enhancing its monitoring activities by implementing ongoing evaluation processes, including periodic management reviews and internal control testing, to assess the effectiveness of its internal control over financial reporting. Deficiencies identified through these monitoring activities will be evaluated and communicated in a timely manner, and remediation actions will be tracked to completion. The Company will provide regular updates to senior management and the Audit Committee regarding the status of its remediation efforts.

While management believes the measures described above will remediate the identified material weaknesses, the implementation and testing of these enhancements will require time, and the material weaknesses will not be considered remediated until the applicable controls have been designed, implemented, and have operated effectively for a sufficient period of time.

Changes in Internal Control Over Financial Reporting

Upon completion of the Company’s transformation to a digital asset treasury strategy in October 2025, management began implementing additional controls related to digital asset custody, wallet access authorization, fair value measurement, and reconciliation between blockchain records and the general ledger. In this regard, effective controls must be established related to the processing, recording and valuation of digital assets. Such controls were not fully implemented by December 31, 2025.

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

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarterly period ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information contained in the Company’s definitive proxy statement relating to the 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”), which we expect to file not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. To the extent that we do not file the 2026 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 10.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained in the 2026 Proxy Statement, which we expect to file not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. To the extent that we do not file the 2026 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information contained in the 2026 Proxy Statement, which we expect to file not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. To the extent that we do not file the 2026 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information contained in the 2026 Proxy Statement, which we expect to file not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. To the extent that we do not file the 2026 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 13.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the information contained in the 2026 Proxy Statement, which we expect to file not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. To the extent that we do not file the 2026 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 14.

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

(3) Exhibits Required by Item 601 of Regulation S-K23

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Greenlane Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to Greenlane’s Quarterly Report on Form 10-Q, filed November 15, 2021).
3.2	Second Amended and Restated By-Laws of Greenlane Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to Greenlane’s Current Report on Form 8-K, filed April 25, 2019).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Greenlane Holdings, Inc., effective August 9, 2022 (Incorporated by reference to Exhibit 3.1 to Greenlane’s Current Report on Form 8-K, filed on August 4, 2022).
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Greenlane Holdings, Inc., dated April 17, 2025 (Incorporated by reference to Exhibit 3.1 to Greenlane’s Current Report on Form 8-K, filed on April 17, 2025).
3.5*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Greenlane Holdings, Inc., dated June 26, 2025
3.6	Amendment to the Second Amended and Restated Bylaws of Greenlane Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to Greenlane’s Current Report on Form 8-K, filed on April 12, 2023).
3.7	Certificate of Designation of the Series A Preferred Stock (Incorporated by reference to Exhibit 3.2 to Greenlane’s Current Report on Form 8-K, filed on April 12, 2023).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to Greenlane’s Registration Statement on Form S-1/A, filed on April 8, 2019).
4.2	Form of Convertible Promissory Note (Incorporated by reference to Exhibit 4.2 to Greenlane’s Registration Statement on Form S-1, filed on March 20, 2019).
4.3	Description of Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.3 to Greenlane’s Annual Report on Form 10-K, filed on April 24, 2020).
4.4	Form of August 2021 Standard Warrant (Incorporated by reference to Exhibit 4.1 to Greenlane’s Current Report on Form 8-K, filed August 10, 2021).
4.5	Form of August 2021 Pre-Funded Warrant (Incorporated by reference to Exhibit 4.2 to Greenlane’s Current Report on Form 8-K, filed August 10, 2021).
4.6	Form of Stock Option Assumption Notice – KushCo Options (Incorporated by reference to Exhibit 99.2 to Greenlane’s Registration Statement on Form S-8, filed August 31, 2021).
4.7	Form of Assumed June 12, 2018 KushCo Warrant, dated as of August 31, 2021 (Incorporated by reference to Exhibit 4.4 to Greenlane’s Quarterly Report on Form 10-Q, filed November 15, 2021).
4.8	Form of Assumed January 18, 2019 KushCo Warrant, dated as of August 31, 2021 (Incorporated by reference to Exhibit 4.5 to Greenlane’s Quarterly Report on Form 10-Q, filed November 15, 2021).
4.9	Form of Assumed August 21, 2019 KushCo Warrant, dated as of August 31, 2021 (Incorporated by reference to Exhibit 4.6 to Greenlane’s Quarterly Report on Form 10-Q, filed November 15, 2021).
4.10	Form of Assumed September 30, 2019 KushCo Warrant, dated as of August 31, 2021 (Incorporated by reference to Exhibit 4.7 to Greenlane’s Quarterly Report on Form 10-Q, filed November 15, 2021).

4.11	Form of Assumed February 10, 2020 KushCo Warrant, dated as of August 31, 2021 (Incorporated by reference to Exhibit 4.8 to Greenlane’s Quarterly Report on Form 10-Q, filed November 15, 2021).
4.12	Form of Assumed February 24, 2021 KushCo Warrant, dated as of August 31, 2021 (Incorporated by reference to Exhibit 4.9 to Greenlane’s Quarterly Report on Form 10-Q, filed November 15, 2021).
4.13	Form of June 2022 Pre-Funded Warrant (Incorporated by reference to Exhibit 4.2 to Greenlane’s Current Report on Form 8-K, filed June 28, 2022).
4.14	Form of June 2022 Standard Warrant (Incorporated by reference to Exhibit 4.1 to Greenlane’s Current Report on Form 8-K, filed on June 28, 2022).
4.15	Form of October 2022 Standard Warrant (Incorporated by reference to Exhibit 4.1 to Greenlane’s Current Report on Form 8-K, filed on November 1, 2022).
4.16	Form of October 2022 Pre-Funded Warrant (Incorporated by reference to Exhibit 4.2 to Greenlane’s Current Report on Form 8-K, filed November 1, 2022).
4.17	Form of July 2023 Standard Warrant (Incorporated by reference to Exhibit 4.1 to Greenlane’s Current Report on Form 8-K, filed on July 3, 2023).
4.18	Form of July 2023 Pre-Funded Warrant (Incorporated by reference to Exhibit 4.2 to Greenlane’s Current Report on Form 8-K, filed on July 3, 2023).
4.19	Form of July 2023 Warrant Amendment (Incorporated by reference to Exhibit 4.3 to Greenlane’s Current Report on Form 8-K, filed on July 3, 2023).
4.20	Form of October 2025 Cash Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to Greenlane’s Current Report on Form 8-K, filed on October 20, 2025).
4.21	Form of October 2025 Cryptocurrency Pre-Funded Warrant (Incorporated by reference to Exhibit 4.2 to Greenlane’s Current Report on Form 8-K, filed on October 20, 2025).
4.22	Form of October 2025 Strategic Advisor Warrant (Incorporated by reference to Exhibit 4.3 to Greenlane’s Current Report on Form 8-K, filed on October 20, 2025).
10.3	Registration Rights Agreement between Greenlane Holdings, Inc. and the Original Members of Greenlane Holdings, LLC (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed April 25, 2019).
10.4	Fourth Amended and Restated Operating Agreement of Greenlane Holdings, LLC. (Incorporated by reference to Exhibit 10.4 to Greenlane’s Annual Report on Form 10-K, filed March 31, 2022).
10.5	Reorganization Agreement among Greenlane Holdings, Inc., Greenlane Holdings, LLC and the Members listed on the signature pages thereto (Incorporated by reference to Exhibit 10.3 to Greenlane’s Current Report on Form 8-K, filed April 25, 2019).
10.6	Purchase and Sale Agreement, dated as of August 16, 2022, by and between 1095 Broken Sound Pwky LLC and ASC Capital LLC (Incorporated by reference to Exhibit 10.3 to Greenlane’s Quarterly Report on Form 10-Q, filed November 14, 2022).
10.7	Form of Indemnification Agreement by and between Greenlane Holdings, Inc. and each of its Directors and Officers (Incorporated by reference to Exhibit 10.2 to Greenlane’s September 30, 2020 Quarterly Report on Form 10-Q, filed November 16, 2020).
10.8†	Second Amended and Restated Greenlane Holdings, Inc. 2019 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Greenlane’s Registration Statement on Form S-8, filed August 31, 2022).
10.9	Contribution Agreement, dated as of February 20, 2018, by and among Greenlane Holdings, LLC (f/k/a Jacoby Holdings LLC), the Sellers named therein and Better Life Products, Inc., as Seller Representative (Incorporated by reference to Exhibit 10.10 to Greenlane’s Registration Statement on Form S-1, filed on March 20, 2019).
10.10	Contribution Agreement, dated as of January 4, 2019, by and among Greenlane Holdings, LLC, Pollen Gear Holdings, LLC and Pollen Gear LLC. (Incorporated by reference to Exhibit 10.18 to Greenlane’s Registration Statement on Form S-1, filed on March 20, 2019).

10.11	Form of August 2021 Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed August 10, 2021).
10.12	Placement Agency Agreement, dated August 9, 2021 (Incorporated by reference to Exhibit 10.2 to Greenlane’s Current Report on Form 8-K, filed August 10, 2021).
10.13	Membership Interest Purchase Agreement, dated as of July 19, 2022, by and among Warehouse Goods LLC and Portofino Partners LLC (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed July 19, 2022).
10.14	Placement Agency Agreement, dated June 27, 2022 (Incorporated by reference to Exhibit 10.2 to Greenlane’s Current Report on Form 8-K, filed June 28, 2022).
10.15	Form of June 2022 Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed June 28, 2022).
10.16	Form of October 2022 Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed November 1, 2022).
10.17	Placement Agency Agreement, dated October 27, 2022 (Incorporated by reference to Exhibit 10.2 to Greenlane’s Current Report on Form 8-K, filed November 1, 2022).
10.18	Loan and Security Agreement, dated as of August 8, 2022, by and between Greenlane Holdings, Inc., the subsidiaries of Greenlane Holdings, Inc. named therein as guarantors, the parties thereto from time to time as lenders, and WhiteHawk Capital Partners LP, as the agent for the Lenders (Incorporated by reference to Exhibit 10.4 to Greenlane’s Quarterly Report on Form 10-Q, filed November 14, 2022).
10.19	Form of Guaranty Agreement by and between Greenlane Holdings, Inc., the subsidiaries of Greenlane Holdings, Inc. named therein as guarantors, the parties thereto from time to time as Lenders, and WhiteHawk Capital Partners LP, as the agent for the Lenders (included in Exhibit 10.23).
10.20	Form of Pledge Agreement by and between Greenlane Holdings, Inc., the subsidiaries of Greenlane Holdings, Inc. named therein as guarantors, the parties thereto from time to time as Lenders, and WhiteHawk Capital Partners LP, as the agent for the Lenders (included in Exhibit 10.23).
10.21	Form of U.S. Intellectual Property Security Agreement by and between Greenlane Holdings, Inc., the subsidiaries of Greenlane Holdings, Inc. named therein as guarantors, the parties thereto from time to time as Lenders, and WhiteHawk Capital Partners LP, as the agent for the Lenders (included in Exhibit 10.23).
10.22	Form of Canadian Security Agreement by and between Greenlane Holdings, Inc., the subsidiaries of Greenlane Holdings, Inc. named therein as guarantors, the parties thereto from time to time as Lenders, and WhiteHawk Capital Partners LP, as the agent for the Lenders (included in Exhibit 10.23).
10.23	Form of Canadian Intellectual Property Security Agreement, dated as of August 8, 2022, by and between Greenlane Holdings, Inc., the subsidiaries of Greenlane Holdings, Inc. named therein as guarantors, the parties thereto from time to time as Lenders, and WhiteHawk Capital Partners LP, as the agent for the Lenders (included in Exhibit 10.23).
10.24	Risk Participation of ERC Claim Agreement, dated as of February 16, 2023 (Incorporated by reference to Exhibit 10.2 to Greenlane’s Quarterly Report on Form 10-Q, filed on May 15, 2023).
10.25	Amendment No. 2, dated as of February 9, 2023, to Loan and Security Agreement, by and between Greenlane Holdings, Inc, the subsidiaries of Greenlane Holdings, Inc. named therein as guarantors, the parties thereto from time to time as Lenders, and WhiteHawk Capital Partners LP, as the agent for the Lenders (Incorporated by reference to Exhibit 10.1 to Greenlane’s Quarterly Report on Form 10-Q/A, filed January 8, 2024).
10.26	Form of July 2023 Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed on July 3, 2023).
10.27	Placement Agency Agreement, dated as of June 29, 2023 (Incorporated by reference to Exhibit 10.2 to Greenlane’s Current Report on Form 8-K, filed on July 3, 2023).
10.28	Loan and Security Agreement, dated as of September 22, 2023, between Greenlane and Synergy Imports, LLC. (Incorporated by reference to Exhibit 10.3 to Greenlane’s Quarterly Report on Form 10-Q, filed on January 9, 2024).
10.29	Secured Promissory Note, dated as of September 22, 2023, between Greenlane and Synergy Imports, LLC. (Incorporated by reference to Exhibit 10.4 to Greenlane’s Quarterly Report on Form 10-Q, filed on January 9, 2024).

10.30	Asset Purchase Agreement, effective May 1, 2024, by and among Greenlane Holdings, Inc, Warehouse Goods LLC and Synergy Imports LLC (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed on May 10, 2024).
10.31	Loan Modification Agreement, effective May 1, 2024, by and among Warehouse Goods LLC, Synergy Imports LLC and the Guarantors as defined therein (Incorporated by reference to Exhibit 10.2 to Greenlane’s Current Report on Form 8-K, filed on May 10, 2024).
10.32	Amended and Restated Secured Promissory Note, effective May 1, 2024, by Warehouse Goods LLC and Synergy Imports LLC (Incorporated by reference to Exhibit 10.3 to Greenlane’s Current Report on Form 8-K, filed on May 10, 2024).
10.33	Form of Placement Agent Agreement by and between Greenlane Holdings, Inc. and Aegis Capital Corp. (Incorporated by reference to Exhibit 1.1 to Greenlane’s Current Report on Form 8-K, filed on October 20, 2025).
10.34	Form of Cash Securities Purchase Agreement between Greenlane Holdings, Inc. and each Purchaser (as defined therein) (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed on October 20, 2025).
10.35	Form of Cryptocurrency Securities Purchase Agreement between Greenlane Holdings, Inc. and each Purchaser (as defined therein) (Incorporated by reference to Exhibit 10.2 to Greenlane’s Current Report on Form 8-K, filed on October 20, 2025).
10.36	Form of Lock-up Agreement pursuant to the October 2025 PIPE (Incorporated by reference to Exhibit 10.3 to Greenlane’s Current Report on Form 8-K, filed on October 20, 2025).
10.37	Form of Strategic Advisor Agreement between Greenlane Holdings, Inc. and the Advisors (as defined therein) (Incorporated by reference to Exhibit 10.4 to Greenlane’s Current Report on Form 8-K, filed on October 20, 2025).
10.38†	Employment Agreement by and between Warehouse Goods LLC and its Benjamin Isenberg, dated October 23, 2025 (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed October 27, 2025).
10.39†	Settlement Agreement and General Release by and between the Company and Barbara Sher, dated December 19, 2025 (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed December 19, 2025).
10.40	Sales Agreement, dated as of January 7, 2026, by and among Greenlane Holdings, Inc. and Yorkville Securities, LLC (Incorporated by reference to Exhibit 1.1 to Greenlane’s Current Report on Form 8-K, filed January 13, 2026).
10.41	Token Purchase and Sale Agreement, dated February 4, 2026, between Greenlane Subsidiary Inc. and Berachain Operations Corporation (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed February 9, 2026).
10.42	Token Lending Agreement, dated February 4, 2026, between Greenlane Subsidiary Inc. and Berachain Operations Corporation (Incorporated by reference to Exhibit 10.2 to Greenlane’s Current Report on Form 8-K, filed February 9, 2026).
10. 43†	Employment Agreement, by and between the Company and Jason Hitchcock, dated as of February 11, 2026 (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed February 18, 2026).
19	Insider Trading Policy (Incorporated by reference to Exhibit 19 to Greenlane’s Annual Report on Form 10-K, filed on March 20, 2025)
21.1*	List of subsidiaries of Greenlane Holdings, Inc.
23.1*	Consent of PKF O’Connor Davies, LLP
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Greenlane Holdings, Inc. Clawback Policy
101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders’ Equity, and (iv) Condensed Consolidated Statements of Cash Flows. The instance document does not appear in the Interactive Data File because its XBRL tags are imbedded within the Inline XBRL document.
104*	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL

*	Filed herewith.
†	Indicates a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLANE HOLDINGS, INC.

Date: March 31, 2026	By:	/s/ Jason Hitchcock
Jason Hitchcock
Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2026	By:	/s/ Vanessa Guzmán-Clark
Vanessa Guzmán-Clark
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jason Hitchcock	Chief Executive Officer (Principal Executive Officer)	March 31, 2026
Jason Hitchcock

/s/ Vanessa Guzmán-Clark	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2026
Vanessa Guzmán-Clark

/s/ Bruce Linton	Director	March 31, 2026
Bruce Linton

/s/ Michael Howe	Director	March 31, 2026
Michael Howe

/s/ Jonathan Hue-Fay Ip	Director	March 31, 2026
Jonathan Hue-Fay Ip

/s/ Donald Hunter	Director	March 31, 2026
Donald Hunter

/s/ William Levy	Director	March 31, 2026
Wiliam Levy

