Form 10-K/A
period 2025-12-31
Greenlane Holdings, Inc.
filed 2026-04-30
CIK 1743745

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

As of April 17, 2026, Greenlane Holdings, Inc. had 629,832 shares of Class A common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

See “Explanatory Note” below;

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment”) on Form 10-K/A amends Greenlane Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2026 (the “Original Form 10-K”). This Amendment is being filed for the purpose of amending and restating Part III, Items 10, 11, 12, 13 and 14 of Form 10-K. We previously omitted this information from our Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Original Form 10-K by reference to our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to provide the information required in Part III of Form 10-K because we will not file a definitive proxy statement containing that information within 120 days after the end of the fiscal year covered by our Original Form 10-K. This Amendment is also being filed to include, as an exhibit, the employment agreement of Vanessa Guzmán-Clark, Chief Financial Officer, a named executive officer.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. As no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Additionally, because this Amendment does not include financial statements, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as set forth in this Amendment, this Amendment does not amend or otherwise update any other information in the Original Form 10-K, and the Company has not updated disclosures included therein to reflect any events occurring subsequent to the filing date of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K. The information included in Part III of this Amendment is provided, where applicable, as of the latest practicable date for purposes of Items 10 through 14 of Form 10-K.

Throughout this report, references to “Greenlane,” “Greenlane Holdings,” “Company,” “organization,” “we,” “us” and “our” refer to Greenlane Holdings, Inc. and its subsidiaries. Capitalized terms used herein and not otherwise defined are defined as set forth in the Original Form 10-K.

Greenlane Holdings, Inc.

Form 10-K/A

For the Fiscal Year Ended December 31, 2025

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Officers

The Company has expanded its focus to include a digital asset treasury strategy alongside its legacy business. In connection with this, the Board has established a Digital Assets Committee to oversee digital asset activities, including strategy, risk management, and related controls.

As of the date of this Report, our directors and executive officers are as follows:

Name	Age (1)	Title	Director Since
Bruce Linton	68	Chairman of the Board of Directors	2025
Donald Hunter	69	Director	2021
Jonathan Hue-Fay Ip	46	Director	2026
Michael Howe	73	Director	2024
William Levy	45	Director	2025
Jason Hitchcock	40	Chief Executive Officer	—
Vanessa Guzmán-Clark	46	Chief Financial Officer	—
Benjamin Isenberg	27	Chief Investment Officer	—

(1) Age as of April 30, 2026

Bruce Linton. Mr. Linton currently serves as Advisor and Chairman of the Advisory Committee of Red Light Holland Corp., a psychedelic wellness company, Director of Canadian Olympic Foundation, a non-profit supporting Team Canada programs, and serves on the Executive Committee of Ottawa Hospital Foundation, a non-profit organization supporting healthcare and medical research. From 2022 until 2024, Mr. Linton previously served as Director of Melodiol Global Health Ltd., a health and wellness company. Mr. Linton also previously served as the Non-Executive Chairman of Óskare Capital, a life sciences venture capital firm from 2020-2022, as Director of Mind Medicine, a medicinal biotech company from 2019-2021, as Executive Chairman of Gage Growth Corp, a medical cannabis technology innovation company from 2019-2021, as Chief Executive Officer (“CEO”) and Chairman of Collective Growth Corp., a technology and cannabis driven SPAC from 2019-2021, and as Co-Chairman and former Chief Executive Officer of Martello Technologies Group Inc. from 2013-2023. Mr. Linton is also the Founder and former Chairman and Chief Executive Officer of Canopy Growth Corporation, the first federally regulated cannabis producer on the New York Stock Exchange (NYSE). Mr. Linton holds a Bachelor’s degree from Carleton University. Mr. Linton brings to the Board extensive experience in corporate strategy, governance and scaling organizations in policy-driven industries.

Donald Hunter. Mr. Hunter has served as a director since the merger with KushCo in August 2021 and previously served as a director of KushCo from February 2018 until the closing of the merger. He previously served as Chief Operating Officer and Chief Financial Officer of Harbor Global Company Limited, a publicly traded investment management, natural resources, and real-estate company from 2000 through 2006, and as a senior executive at The Pioneer Group, Inc. from 1988 through 2000, with responsibility for international start-up companies. Mr. Hunter began his career at the General Electric Company, where he was a member of the corporate audit staff. From 2013 until 2022, Mr. Hunter served as a member of the board of directors of The LGL Group, Inc. (“LGL”), an NYSE-listed frequency and spectrum control engineering and manufacturing company and where he also served as the Chairman of the LGL Audit Committee and served as a member of its Nominating Committee and its Compensation Committee. Previously, Mr. Hunter served as a member of the board of directors, Chairman of the Audit Committee and member of the Nominating Committee of Juniper Pharmaceuticals, a Nasdaq-listed specialty pharmaceuticals company, from March 2014 through March 2016, and a member of the board of directors of LICT Corporation, a holding company with subsidiaries in telecommunications and multimedia, from June 2014 through June 2015. Mr. Hunter holds a Bachelor of Science and an MBA from Boston University. Mr. Hunter brings to the Board financial, operating, governance, international and mergers and acquisition experience.

Jonathan Hue-Fay Ip. Mr. Ip is the founder of Iterative Law Profession Corporation (“Iterative Law”), a business law firm focused on delivering practical business-first legal services to entrepreneurs, startups and growth-oriented companies, a role he has held since 2020. Mr. Ip also currently serves as a director of LS Retail (Canada) Inc., the Canadian subsidiary of LS Retail, a developer and provider of POS and business management software. Since 2021, Mr. Ip has also served as General Counsel for Bluefin, a high-performance, non-custodial trading protocol and has served as General Counsel for Divergence Neuro, a neurotech company focused on the research and development of tools to improve mental health since 2020. Mr. Ip has also previously served as Vice President, Legal and Corporate Development at an international merchant bank and practiced in the areas of corporate/commercial, securities, M&A and corporate finance at Bennett Jones LLP and Davies Ward Phillips & Vineberg LLP (the latter as a partner). Mr. Ip received an Honours Bachelor of Science from the University of Toronto, a Bachelor of Education degree from Queen’s University and a Bachelor of Laws degree from Osgoode Hall Law School. Mr. Ip brings to the Board extensive business, investment, legal and financial experience.

Michael Howe. Mr. Howe is an executive leader with more than 40 years of experience driving growth and operational execution across consumer and healthcare sectors. He has held senior leadership roles at Procter & Gamble and PepsiCo and has served as Chief Executive Officer of Arby’s, MinuteClinic, and multiple technology companies. Since 2021, Mr. Howe has served as an independent director of P1 Dental Partners, a private equity-backed dental services organization, where he also provides executive coaching to the leadership team. In addition, since 2008, Mr. Howe has advised and led early-stage and growth companies as an investor, board member, and executive, contributing to numerous successful exits. As Chief Executive Officer of MinuteClinic from 2005 to 2008, Mr. Howe led the company’s rapid expansion from 19 clinics in two markets to more than 100 locations across 13 markets within 15 months, culminating in its acquisition by CVS Health. He continued to lead the business following the acquisition, expanding operations to more than 530 clinics nationwide. Mr. Howe holds degrees in accounting and business from the University of Minnesota Duluth and served in the United States Air Force.

William Levy. Mr. Levy currently serves as the Chief Executive Officer and Director of WP Labs Inc., a consumer and business software development company with direct oversight of corporate management, product development, and business operations. Mr. Levy previously co-founded Virgin Gaming, an esports platform, SLANG WORLDWIDE INC., a leading cannabis consumer packaged goods company and Frequency Advisors, Inc., a corporate strategy and advisory services firm for technology and consumer-goods clients. Since 2020, Mr. Levy has also served as the Chief Executive Officer and Director of Frequency Advisors. Until 2020, Mr. Levy served as the President of SLANG WORLDWIDE INC. Mr. Levy holds a Bachelor’s degree from Florida Atlantic University. Mr. Levy brings to the Board extensive experience in leadership, strategy, corporate governance and technology.

Jason Hitchcock. Mr. Hitchcock is the co-founder of Four Moons, a decentralized finance startup advisory that provides defi protocols and go-to-market advisory services, focusing on liquid token investment strategies. He served in this role between January 2021 and April 2025. Mr. Hitchcock was also previously the Head of Business Development of Nonfungible labs (thirdweb), from October 2024 through June 2025 and prior to that was Head of Ecosystem from December 2022 until October 2024. In his role as Head of Business Development, Mr. Hitchcock created and led the go-to-market for thirdweb’s enterprise chain developer infrastructure services. Prior to thirdweb, Mr. Hitchcock served as a senior manager of strategic partnerships for Twitch, a live streaming platform from June 2019 through August 2021. Mr. Hitchcock received a Bachelor of Arts in political science from Carleton College.

Vanessa Guzmán-Clark. Ms. Guzmán-Clark is a public company Chief Financial Officer with over 20 years of experience leading finance functions through complex transformations, capital structure initiatives, and operational turnarounds. Prior to joining Greenlane, she served as Chief Financial Officer of Digital Media Solutions, Inc. (NYSE: DMS) from 2023 to 2025, where she led the company through multiple acquisitions, a business unit divestiture, debt restructuring initiatives, and its delisting process. She previously served as Corporate Controller of Digital Media Solutions from 2021 to 2023. From 2019 to 2021, Ms. Guzmán-Clark served as Chief Financial Officer of Legacy Education Alliance, Inc., a publicly traded company, where she was responsible for financial reporting, capital markets activities, and strategic planning. Earlier in her career, Ms. Guzmán-Clark held senior finance leadership roles across multiple industries and began her career in audit at PricewaterhouseCoopers. Ms. Guzmán-Clark is a Certified Public Accountant and holds master’s degrees in business administration and accounting.

Benjamin Isenberg. Mr. Isenberg currently serves as Founder and Principal of BSQD Corp., a market-making and proprietary trading firm specializing in digital assets and cryptocurrencies. In this role, Mr. Isenberg is responsible for the strategic direction and oversight of digital asset trading operations. He has held this position since 2022. Prior to this, Mr. Isenberg served as a Trader at Tradias GmbH, a BAFIN regulated market maker based in Frankfurt, Germany from 2021- 2024. Before entering into the digital assets markets, Mr. Isenberg worked in investment banking at M Partners in Toronto, where he covered digital assets, technology and mining from 2019-2021. Mr. Isenberg holds a Bachelor’s degree from the University of Toronto.

Director Independence

Our Board currently consists of five members. Our Board has determined that all five members of the Board qualify as independent directors in accordance with the Nasdaq listing requirements. Nasdaq’s independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three (3) years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our Board has made a subjective determination as to each independent director that no relationships exist that, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Board Committees

Our Board of Directors (the “Board”) has established four standing committees: an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee and a Digital Assets Committee. The principal functions of each committee are described below. We comply with the Nasdaq Marketplace Rules and the other rules and regulations of the Nasdaq Global Market, as amended or modified from time to time, and each of these committees is comprised exclusively of independent directors. Additionally, our Board may from time to time establish certain other committees to facilitate the management of our company.

Audit Committee

The Audit Committee is comprised of Mr. Linton, Mr. Howe and Mr. Hunter. Mr. Hunter is the chair of the Audit Committee. The Board has determined that Mr. Hunter qualifies as an “audit committee financial expert” as that term is defined by the applicable regulations of the Securities and Exchange Commission (the “SEC”). The Board as determined that each of the directors serving on our Audit Committee is “independent” within the meaning of the applicable rules of the SEC and the Nasdaq listing standards. The Company adopted an Audit Committee charter, which details the principal functions of the Audit Committee, including oversight related to:

●	appointing, retaining and evaluating our independent registered public accounting firm and approving all audit and non-audit services to be performed by them;
●	overseeing our independent registered public accounting firm’s qualifications, independence and performance;
●	overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC;
●	reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements;
●	establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters; and
●	reviewing and approving related person transactions.

Compensation Committee

The Compensation Committee is comprised of Mr. Hunter and Mr. Howe, with Mr. Howe serving as chair. The Board has determined that each of the directors serving on our Compensation Committee is “independent” within the meaning of the applicable rules of the SEC and the Nasdaq listing standards. The Company adopted a Compensation Committee charter, which details the principal authority and functions of the Compensation Committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration of our chief executive officer based on such evaluation;
●	reviewing and approving the compensation of all of our other officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	to the extent required by applicable SEC rules, producing a report on executive compensation to be included in our annual Proxy Statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The Compensation Committee may form and delegate its authority to subcommittees when appropriate.

Compensation Committee Interlocks and Insider Participation

None of the current or past members of our compensation committee is or has been an officer or employee of the Company. None of our executive officers currently serves, or in the past year has served, as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board) or director of any entity that has one or more executive officers serving on our compensation committee or our board.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is comprised of Mr. Linton and Mr. Levy, with Mr. Levy serving as chair. The Board has determined that each of the directors serving on our Nominating and Corporate Governance Committee is “independent” within the meaning of the applicable rules of the SEC and the Nasdaq listing standards. The Company adopted a Nominating and Corporate Governance Committee charter, which details the principal functions of the Nominating and Corporate Governance Committee, including:

●	identifying and recommending to the full Board qualified candidates for election as directors and recommending nominees for election as directors at the Annual Meeting of stockholders;
●	developing and recommending to the Board corporate governance guidelines and implementing and monitoring such guidelines;
●	reviewing and making recommendations on matters involving the general operation of the Board, including board size and composition, and committee composition and structure;
●	reviewing and reassessing the adequacy of the Company’s charter and bylaws and recommending any revisions to the Board;
●	recommending to the Board nominees for each committee of the Board;
●	annually facilitating the assessment of the Board’s performance as a whole and of the individual directors, as required by applicable law, regulations and the Nasdaq listing standards; and
●	overseeing the Board’s evaluation of management.

In identifying and recommending nominees for directors, the Nominating and Corporate Governance Committee may consider, among other factors, diversity of relevant experience, expertise and background.

Digital Assets Committee

The Digital Assets Committee is comprised of Mr. Levy and Mr. Linton, with Mr. Linton serving as chair. The Board has determined that each of the directors serving on our Digital Assets Committee is “independent” within the meaning of the applicable rules of the SEC and the Nasdaq listing standards. We have adopted a Digital Assets Committee charter, which details the principal authority and functions of the Digital Assets Committee, including:

●	reviewing and approving the Company’s digital assets strategy, including staking, lending or yield-bearing activities, arbitrage trading activities and protocol governance, voting and other participation rights;
●	monitoring market and protocol developments that may affect the Company’s holdings or participation;
●	evaluating strategic partnerships, tokenomics changes, or structural adjustments within the BERA Decentralized Autonomous Trust;
●	evaluating any related-party transactions involving digital assets, liquidity pools, or protocol participation;
●	overseeing management’s development and implementation of internal controls and reporting processes for digital assets to support SEC filings and corporate governance obligations;
●	overseeing Management’s identification, monitoring and mitigation of key risks, including market volatility, cybersecurity and compliance risk;
●	approving policies for wallet access, segregation of duties and operational thresholds;
●	reviewing and validating digital assets valuation methodologies, including mark-to-market accounting and fair value classifications; and
●	advising the Board on strategic, operational and regulatory developments in digital asset markets.

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

Based on our review of the copies of such forms, and/or on written representations from the reporting persons that they were not required to file a Form 5 for the fiscal year, we believe that these filing requirements were satisfied by the reporting persons during the fiscal year ended December 31, 2025; except for the Form 3 and Form 4 filed with the SEC on November 3, 2025, by Bruce Linton, a director on the Board, the Form 3 and Form 4 filed with the SEC on November 6, 2025, by William Levy, a director on the Board, and the Form 3 and Form 4 filed with the SEC on March 17, 2026, by Vanessa Guzmán-Clark, which were not timely filed. The Form 4s filed by Messrs. Levy and Linton each related to warrants acquired by them on October 23, 2025 in connection with their appointment to the Board. The Form 4 filed by Ms. Guzmán-Clark related to stock options received on October 20, 2025.

Insider Trading Policy

The Company maintains an Insider Trading Policy applicable to all directors, officers, and employees, which is designed to prevent trading in the Company’s securities based on material nonpublic information. The policy includes provisions restricting trading during blackout periods, pre-clearance requirements for executive officers and directors, prohibitions on hedging and pledging Company stock, and guidelines to ensure compliance with applicable securities laws. A copy of the Insider Trading Policy is incorporated by reference as Exhibit 19.1 in the Company’s Original Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF NAMED EXECUTIVE OFFICERS

The following provides compensation information pursuant to the scaled disclosure rules applicable to smaller reporting companies under SEC rules.  Our named executive officers (“NEOs”) for the fiscal year ended December 31, 2025 consist of (i) Barbara Sher, who served as Chief Executive Officer during 2025 and through December 19, 2025, (ii) Lana Reeve, who served as Chief Financial and Legal Officer during 2025 and through August 29, 2025, (iii) Vanessa Guzmán-Clark, who was appointed Chief Financial Officer effective August 29, 2025, and (iv) Benjamin Isenberg, who was appointed Chief Investment Officer effective October 23, 2025.

Amounts reported in this section reflect compensation earned by each named executive officer during the fiscal year ended December 31, 2025, and do not represent annualized compensation or current compensation levels.

The compensation of our named executive officers for fiscal year 2025 consisted primarily of base salary and discretionary bonuses. In limited cases, compensation also included equity-based awards and other benefits. Compensation decisions for 2025 were made by the Compensation Committee and reflect the Company’s operational transition during the year, including changes in executive roles and responsibilities. Base salary reflects the portion of annual salary earned during the period of employment in 2025. Bonus awards, if any, were determined by the Compensation Committee based on a qualitative assessment of Company performance, individual performance, and the Company’s transition during 2025. Equity-based compensation reflects the grant date fair value of awards issued during 2025 in accordance with applicable accounting standards. All Other Compensation includes Company-paid health insurance premiums, 401(k) matching contributions, and other benefits, to the extent applicable, for each NEO during 2025.

The following tables contain certain compensation information for our NEOs in the fiscal years ended December 31, 2025 and 2024.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option Awards	Stock Awards	Warrant Awards	All Other Compensation	Total
Barbara Sher(1) Former Chief Executive Officer	2025	$389,748	$245,000	$—	$129,600	$—	$1,000,000	$1,764,348
	2024	$300,198	$—	$—	$—	$—	$—	$300,198
Vanessa Guzmán-Clark(2) Chief Financial Officer	2025	$77,190	$—	$219,207	$—	$—	$—	$296,397
	2024	$—	$—	$—	$—	$—	$—	$—
Lana Reeve(3) Former Chief Financial and Legal Officer	2025	$249,506	$—	$—	$—	$—	$76,875	$326,381
	2024	$307,532	$—	$—	$—	$—	$—	$307,532
Benjamin Isenberg(4) Chief Investment Officer	2025	$154,884	$200,000	$—	$—	$1,906,249	$100,000	$2,361,133
	2024	$—	$—	$—	$—	$—	$—	$—

(1) Ms. Sher was previously Chief Operating Officer and appointed Chief Executive Officer effective May 25, 2024. Ms. Sher stepped down from her position as Chief Executive Officer of the Company effective December 19, 2025. The amounts reported in 2025 include a $1,000,000 lump sum cash payment made pursuant to a settlement agreement and general release in connection with her resignation. In connection with the settlement, Ms. Sher waived all rights under her employment and equity arrangements, including any rights to severance or other post-employment benefits. The amounts reported in 2025 also include $129,600 related to 40,000 restricted stock units (5,000 post–reverse stock split) granted on October 23, 2025, which vested immediately upon grant.

(2) Ms. Guzmán-Clark was appointed as Chief Financial Officer of the Company effective August 29, 2025. On October 23, 2025, in connection with the Company’s PIPE transaction, Ms. Guzmán-Clark was awarded 81,500 options (10,187 post-reverse stock split); the grant date fair value of $219,207 was determined in accordance with ASC 718 using a Black-Scholes valuation model.

(3) Ms. Reeve was appointed Chief Financial and Legal Officer of the Company effective December 6, 2022. Ms. Reeve stepped down from her position as Chief Financial and Legal Officer of the Company effective August 29, 2025. The amounts reported in 2025 include severance payments made pursuant to a separation arrangement, as previously disclosed in the Company’s Annual Report on Form 10-K and related Current Report on Form 8-K.

(4) Mr. Isenberg was appointed as Chief Investment Officer of the Company effective October 23, 2025. On October 23, 2025, in connection with the Company’s PIPE transaction, Mr. Isenberg received 520,833 strategic advisory warrants (65,104 post-reverse stock split); these warrants were issued outside of the investor PIPE financing and are accounted for as stock-based compensation under ASC 718. The amounts reported in 2025 also include $100,000 representing reimbursement of legal fees incurred by Mr. Isenberg in connection with the negotiation of his employment arrangements.

Outstanding Equity Awards at Fiscal Year-End December 31, 2025

The following table presents information about our NEO’s outstanding equity awards as of December 31, 2025.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested(1)
Barbara Sher(1) Former Chief Executive Officer	—	—	$—	—	—	$—

Vanessa Guzmán-Clark(2) Chief Financial Officer	10,187	—	$30.72	10/20/2030	—	$—

Lana Reeve(3) Former Chief Financial and Legal Officer	—	—	—	—	—	$—

Benjamin Isenberg(4) Chief Investment Officer	—	—	—	—	—	$—

Market value of shares reflects the number of shares multiplied by the closing price of the Company’s Class A Common Stock on December 31, 2025, as reported on the Nasdaq Capital Market.

(1) Ms. Sher was previously Chief Operating Officer and appointed Chief Executive Officer effective May 25, 2024. Ms. Sher stepped down from her position as Chief Executive Officer of the Company effective December 19, 2025.

(2) Ms. Guzmán-Clark was appointed as Chief Financial Officer of the Company effective August 29, 2025.

(3) Ms. Reeve was appointed Chief Financial and Legal Officer of the Company effective December 6, 2022. Ms. Reeve stepped down from her position as Chief Financial and Legal Officer of the Company effective August 29, 2025.

(4) Mr. Isenberg was appointed as Chief Investment Officer of the Company effective October 23, 2025.

Employment Agreements

Name and Principal Position	Annual Base Salary	Annual Bonus
Barbara Sher(1) Former Chief Executive Officer	$300,000	Up to 60% of base salary based upon the attainment of one or more performance goals
Vanessa Guzmán-Clark(2) Chief Financial Officer	$250,000	Up to 50% of base salary based upon the attainment of one or more performance goals
Lana Reeve(3) Former Chief Financial and Legal Officer	$300,000	Up to 60% of base salary based upon the attainment of one or more performance goals
Benjamin Isenberg(4) Chief Investment Officer	$400,000	Up to 100% of base salary based upon the attainment of one or more performance goals

(1) Ms. Sher was formerly the Chief Operating Officer and appointed Chief Executive Officer of the Company effective May 25, 2024. Ms. Sher stepped down from her position as Chief Executive Officer of the Company effective December 19, 2025.

(2) Ms. Guzmán-Clark was appointed as Chief Financial Officer of the Company effective August 29, 2025.

(3) Ms. Reeve was appointed Chief Financial and Legal Officer of the Company effective December 6, 2022. Ms. Reeve stepped down from her position as Chief Financial and Legal Officer of the Company effective August 29, 2025.

(4) Mr. Isenberg was appointed as Chief Investment Officer of the Company effective October 23, 2025.

The following summarizes the material terms of employment arrangements with our executive officers that were in effect during 2025 or entered into subsequent to year end.

Ms. Sher and Ms. Reeve each entered into employment agreements that provided for an initial term of one year, with automatic one-year renewals unless either party provided written notice of non-renewal at least 60 days prior to the end of the then-current term. Each executive was entitled to base salary and was eligible to receive an annual discretionary bonus based on Company and individual performance. For Ms. Sher and Ms. Reeve, bonus determinations were based on a weighting of 60% Company performance and 40% individual performance.

During their employment, Ms. Sher and Ms. Reeve were eligible to participate in employee benefit plans and programs made available to employees generally, subject to applicable eligibility requirements, and were entitled to reimbursement for reasonable business expenses.

Pursuant to their employment agreements, Ms. Sher and Ms. Reeve could terminate their employment at any time without cause, and the Company could terminate their employment at any time (i) without cause, (ii) for cause (as defined in their respective agreements), (iii) upon death, or (iv) upon disability. Upon termination, neither party would have further obligations other than those accrued prior to termination.

If terminated without cause, Ms. Sher and Ms. Reeve were entitled to receive accrued base salary, any earned but unpaid bonus, reimbursement of expenses, and severance equal to nine months of base salary. In addition, each was entitled to a cash payment equal to the cost of COBRA continuation coverage for four months.

Ms. Sher and Ms. Reeve were also subject to customary confidentiality, work-product, non-competition, and non-solicitation provisions.

Mr. Hitchcock’s employment arrangement is at-will. He is entitled to base salary and is eligible to receive a discretionary annual bonus based on Company and individual performance, with a weighting of 65% Company performance and 35% individual performance.

Ms. Guzmán-Clark’s employment agreement provides for an initial one-year term with automatic one-year renewals unless either party provides at least 60 days’ notice of non-renewal. She is entitled to base salary and is eligible to receive an annual discretionary bonus based on Company and individual performance, with a weighting of 60% Company performance and 40% individual performance.

Mr. Isenberg’s employment agreement provides for an initial term of 30 months, with automatic one-year renewals unless either party provides at least 60 days’ notice of non-renewal. He is entitled to base salary and is eligible to receive an annual discretionary bonus based on Company and individual performance, with a weighting of 50% Company performance and 50% individual performance.

During their employment, Mr. Hitchcock, Ms. Guzmán-Clark, and Mr. Isenberg are eligible to participate in employee benefit plans and programs made available to employees generally and are entitled to reimbursement for reasonable business expenses.

Each of Mr. Hitchcock, Ms. Guzmán-Clark, and Mr. Isenberg may terminate employment at any time without cause, and each may be terminated by the Company (i) without cause, (ii) for cause, (iii) upon death, or (iv) upon disability. Upon termination, neither party will have further obligations other than those accrued prior to termination.

If terminated without cause, Mr. Hitchcock, Ms. Guzmán-Clark, and Mr. Isenberg are entitled to receive accrued base salary, any earned but unpaid bonus, and reimbursement of expenses. In addition, they are entitled to severance equal to nine months, four months, and twelve months of base salary, respectively. Ms. Guzmán-Clark and Mr. Isenberg are also entitled to a cash payment equal to the cost of COBRA continuation coverage for six months and twelve months, respectively.

Each of Mr. Hitchcock, Ms. Guzmán-Clark, and Mr. Isenberg is subject to customary confidentiality and work-product provisions.

The Company does not maintain any retirement plans for its executives other than a 401(k) plan available to employees generally.

Settlement Agreement and General Release with Ms. Sher

Effective December 19, 2025, Barbara Sher resigned as Chief Executive Officer of the Company and from the Board of Directors. Pursuant to a settlement agreement and general release (the “Settlement Agreement”), Ms. Sher received a lump sum cash payment of $1,000,000 and agreed to mutual releases of claims with the Company.

As part of the Settlement Agreement, Ms. Sher waived all rights she may have had under her employment agreement and any equity agreements, including any rights to severance or other post-employment benefits.

Other than as set forth above, Ms. Sher was not entitled to any additional compensation or benefits, except for base salary earned through December 31, 2025.

Director Compensation

For the fiscal year ended December 31, 2025, each of our independent directors received a base annual fee of $60,000, paid in quarterly installments. Additionally, as compensation for serving as the chair of the Board or the chair of a Board committee, Mr. Hunter and Ms. Persofsky received a base annual fee of $16,000, paid in quarterly installments. Mr. Howe, who was appointed to the Board on December 31, 2024, will receive a base annual fee of $60,000 and an additional base annual fee of $16,000 for serving as the chair of a Board committee, paid in quarterly installments. In addition, we reimburse our directors for their reasonable out-of-pocket expenses incurred in attending Board and committee meetings. Ms. Sher, who was appointed to the Board on December 31, 2024, did not receive any additional compensation for her service on the Board.

The following provides compensation information pursuant to the scaled disclosure rules applicable to smaller reporting companies under SEC rules and the JOBS Act.

Director Compensation Table

The following table provides information on the compensation of our directors for the fiscal year ended December 31, 2025.

Name	Fees Paid in Cash	Awards (1)	Total
Bruce Linton (2)	$—	$1,906,249	$1,906,249
Donald Hunter	$107,000	$48,600	$155,600
Michael Howe	$61,000	$16,200	$77,200
William Levy (2)	$—	$1,906,249	$1,906,249
Jonathan Hue-Fay Ip (3)	$—	$953,123	$953,123
Aaron LoCascio (4)	$86,000	$48,600	$134,600
Renah Persofsky (4)	$126,000	$48,600	$174,600

(1) Represents the aggregate grant date fair value of restricted shares of Class A Common Stock, warrants and options to buy shares of Class A Common Stock.

(2) On October 23, 2025, Bruce Linton and William Levy were appointed to our Board of Directors, effective immediately. On October 2023, in connection with the Company’s PIPE transaction, Messrs. Linton and Levy each received 520,833 strategic advisory warrants (65,104 post-reverse stock split); these warrants were issued outside of the investor PIPE financing and are accounted for as stock-based compensation under ASC 718.

(3) On January 21, 2026, Jonathan Hue-Fay Ip was appointed to our Board of Directors, effective immediately. On October 2023, in connection with the Company’s PIPE transaction, Mr. Ip received 260,416 strategic advisory warrants (32,552 post-reverse stock split); these warrants were issued outside of the investor PIPE financing and are accounted for as stock-based compensation under ASC 718.

(4) On October 23, 2025, Aaron LoCascio and Renah Persofsky gave notice of their resignation from our Board of Directors and from each committee of the Board, effective immediately.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

From time to time, we grant equity awards, including stock options, to our employees, including our named executive officers. We do not maintain any written policies on the timing of awards of stock options, stock appreciation rights, or similar instruments with option-like features. The Compensation Committee considers whether there is any material nonpublic information (“MNPI”) about our company when determining the timing of stock option grants and it does not seek to time the award of stock options in relation to the Company’s public disclosure of MNPI. We have not timed the release of MNPI for the purpose of affecting the value of executive compensation.

Clawback Policy

The Company maintains a written compensation recovery policy (the “Clawback Policy”) in accordance with applicable Nasdaq rules. A copy of the Clawback Policy was filed as Exhibit 97.1 in the Original Form 10-K. The Clawback Policy generally provides that the Company will seek to recover incentive-based compensation received by any current or former executive officers in the event of an accounting restatement of the Company’s financial statements due to material noncompliance with any financial reporting requirement under the securities laws during the three completed fiscal years immediately preceding the date we determine that an accounting restatement is required.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information regarding the beneficial ownership of our Class A common stock as of April 17, 2026, by (i) each person known by the Company to beneficially own more than 5% of our outstanding Class A common stock, (ii) each of our directors and named executive officers, and (iii) all directors and executive officers as a group. The SEC has defined “beneficial ownership” of a security to mean the possession, directly or indirectly, of voting power and/or dispositive power with respect to such security. A stockholder is also deemed to be, as of any date, the beneficial owner of all securities that such stockholder has the right to acquire within 60 days after that date through (a) the exercise of any option, warrant or right, (b) the conversion of a security, (c) the power to revoke a trust, discretionary account or similar arrangement, or (d) the automatic termination of a trust, discretionary account or similar arrangement.

Unless otherwise indicated, the address of each person listed below is c/o Greenlane Holdings, Inc. 4800 N Federal Hwy, Suite B200, Boca Raton, Florida 33431.

Name	Number of Shares of Class A Common Stock Beneficially Owned (1)	% of All Class A Common Stock Shares (2)
Benjamin Isenberg (3)	65,104	10.34%
Bruce Linton (4)	65,104	10.34%
William Levy (5)	65,104	10.34%
Donald Hunter (6)	41,250	6.55%
Michael Howe (7)	40,000	6.35%
Jonathan Hue-Fay Ip (8)	32,552	5.17%
Jason Hitchcock (9)	31,250	4.96%
Vanessa Guzmán-Clark (10)	10,187	1.62%
All executive officers, directors and director nominees as a group (8 people) (11)	350,551	55.66%

(1)	After giving effect to the 1-for-8 Reverse Stock Split, effective April 6, 2026
(2)	Based on an aggregate of 629,832 shares of our Class A Common Stock outstanding as of April 17, 2026.
(3)	Consists of 65,104 shares of Common Stock underlying outstanding warrants.
(4)	Consists of 65,104 shares of Common Stock underlying outstanding warrants. These warrants are held by The Linton Family Trust (2040). Bruce Linton is the trustee of The Linton Family Trust (2040) and may be deemed to have beneficial ownership of the securities held by The Linton Family Trust (2040).
(5)	Consists of 65,104 shares of Common Stock underlying outstanding warrants. These warrants are held by Plus 34 Holdings Inc. William Levy is the sole director of Plus 34 Holdings Inc. and may be deemed to have beneficial ownership of the securities held by Plus 34 Holdings Inc.
(6)	Consists of (i) 1,875 shares of Common Stock and (ii) 39,375 shares subject to stock options.
(7)	Consists of (i) 625 shares of Common Stock and (ii) 39,375 shares subject to stock options.
(8)	Consists of 32,552 shares of Common Stock underlying outstanding warrants. These warrants are held by Iterative Law Professional Corporation (“Iterative Law”). Jonathan Hue-Fay Ip is the founder and president of Iterative Law and may be deemed to have beneficial ownership of the securities held by Iterative Law. Mr. Ip disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.
(9)	Consists of 31,250 shares subject to stock options.
(10)	Consists of 10,187 shares subject to stock options.
(11)	Consists of (i) 2,500 shares of Common Stock, (ii) 120,187 shares subject to stock options and (iii) 227,864 shares of Common Stock underlying outstanding warrants.

EQUITY COMPENSATION PLAN INFORMATION

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

The following table sets forth information concerning the Company’s equity compensation plans as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights(1)	Weighted-average exercise price of outstanding options and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)

	(a)	(b)	(c)
Equity compensation plans approved by security holders(4)	185,750	$30.72	49,250
Equity compensation plan not approved by security holders	—	$—	—
Total	185,750	$30.72	49,250

(1)	Consists of 185,750 shares of Class A common Stock or Class A common stock underlying outstanding stock options previously granted under the 2019 Equity Incentive Plan (the “2019 Plan”).
(2)	The weighted average exercise price is calculated based solely on outstanding stock options.
(3)	Consists of 49,250 shares of Class A common stock remaining available for issuance under the 2019 Plan.
(4)	Consists of the 2019 Plan.

For further information, see Note 11. Compensation Plans in the “Notes to Consolidated Financial Statements” in the Company’s Original Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transaction Policy

Our Board recognizes the fact that transactions with related persons present a heightened risk of conflicts of interests and/or improper valuation (or the perception thereof). Our Board has adopted a written policy on transactions with related persons under which:

● any related-person transaction must be reviewed and approved or ratified by the Audit Committee, or the chair of the Audit Committee in the event management decides it is not practicable or desirable to wait until the next committee meeting;

● management must periodically inquire of directors and officers with respect to any potential related-person transaction of which they may be a party or of which they may be aware; and

● any employment relationship or transaction involving an executive officer and any related compensation must be approved by the compensation committee of the Board or recommended by the compensation committee to the Board for its approval.

In connection with the review and approval or ratification of a related-person transaction:

● management must disclose to the Audit Committee or the chair of the Audit Committee, (i) the basis on which the person is a related person; (ii) the material facts of the related-party transaction, including the proposed aggregate value of such transaction or, in the case of indebtedness, the amount of principal and interest that would be involved and other principal terms of such indebtedness; (iii) the benefits to the Company of the proposed related-party transaction; (iv) if applicable, the availability of other sources of comparable products or services; and (v) an assessment of whether the proposed related-party transaction is on terms that are comparable to the terms available to an unrelated third party or to employees unrelated third parties or to employees generally. The Audit Committee may seek bids, quotes or independent valuations from third parties in connection with assessing any related-person transaction; and

● to the extent required to be disclosed in our applicable filings under the Securities Act or the Exchange Act, and related rules, management must ensure that the related-person transaction is disclosed in accordance with such acts and related rules.

In addition, the related-person transaction policy provides that from time-to-time, the Audit Committee shall review any previously approved or ratified related-party transactions that remain ongoing and have a remaining term of more than six months or remaining amounts payable to or receivable from the Company of more than $75,000. Based on all relevant facts and circumstances, taking into consideration the Company’s contractual obligations, the Audit Committee shall determine if it is in the best interests of the Company and its stockholders to continue, modify or terminate the related-person transaction.

In connection with the Company’s transition to a digital asset treasury strategy, the Company evaluates related-party transactions with heightened scrutiny, particularly with respect to digital asset activities, advisory arrangements, and equity-based compensation.

Related Party Transactions

Operating Agreement

We operate our business through Greenlane Holdings, LLC and its subsidiaries. The operations of Greenlane Holdings, LLC, are set forth in the Greenlane Holdings, LLC’s Fourth Amended and Restated Operating Agreement, which we refer to as the “Operating Agreement.” As of December 31, 2025, we are the sole member of Greenlane Holdings, LLC and hold all of the outstanding common units in Greenlane Holdings, LLC.

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

Digital Asset Transactions and Strategic Advisory Arrangements

On February 4, 2026, the Company’s wholly-owned subsidiary, Greenlane Subsidiary Inc. (the “Subsidiary”) entered into (i) a Token Purchase and Sale Agreement (the “Purchase and Sale Agreement”) and (ii) a Token Lending Agreement (the “Lending Agreement,” and together with the Purchase and Sale Agreement, the “Transaction Agreements”) with Berachain Operations Corporation, a British Virgin Islands Business Company (the “Counterparty”).

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

The Counterparty has the right, in its discretion, to execute the underlying BERA acquisitions through one or more liquidity providers or market participants. One such liquidity provider is BSQD Corp. (“BSQD”), an entity that is wholly owned by Ben Isenberg, Greenlane’s Chief Investment Officer. Although the Transaction Agreements do not require the Counterparty to route any trades through BSQD, the Counterparty has informed the Subsidiary that it may, from time to time, conduct significant transactions with BSQD to source BERA to fulfill its obligations under the Purchase and Sale Agreement. The Company intends that any such transactions with BSQD would be conducted on an arm’s-length basis at prevailing market prices and conditions.

Tax Receivable Agreement

In connection with the Company’s initial public offering, the Company entered into a tax receivable agreement (the “TRA”) with Greenlane Holdings, LLC and certain of its former members. The TRA provides for the payment by the Company of 85% of certain tax benefits, if any, that the Company actually realizes, or in some circumstances is deemed to realize, as a result of increases in tax basis and certain other tax attributes.

As of December 31, 2025, the Company had not recorded a liability under the TRA because, based on its valuation allowance assessment, the related deferred tax assets were not considered realizable and the amount and timing of any future payments were not probable or reasonably estimable.

If realization of the deferred tax assets subject to the TRA becomes more likely than not in a future period, the Company may record a liability related to the TRA, which would be recognized as an expense in the consolidated statements of operations and comprehensive loss.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services rendered by Marcum and PKF O’Connor Davies for the years ended December 31, 2025, and 2024:

	Year ended December 31,
	2025	2024
Audit Fees - Marcum	$61,400	$475,010
Audit Fees - PKF O’Connor Davies	$528,487	$25,000
Audit - Related Fees	$—	$—

Tax Fees	$76,750	$—

All Other Fees	$—	$—

Audit fees. Consists of fees billed for the audit of our annual financial statements, review of our Form 10-K, review of our interim financial statements included in our Form 10-Q and services that are normally provided by the accountant in connection with year-end statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”, review of our Forms 8-K filings and services that are normally provided by the accountant in connection with non-year-end statutory and regulatory filings or engagements.

Tax fees. Consists of professional services rendered by our accountants for tax compliance, tax advice, tax planning and the preparation of income tax returns.

Other fees. The services provided by our accountants within this category consisted of advice and other services.

Pre-Approval Policy

All audit and non-audit services provided by the Company’s independent registered public accounting firm are pre-approved by the Audit Committee. The Audit Committee considers whether the provision of non-audit services is compatible with maintaining the auditor’s independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statement and Schedules

No financial statements or supplemental data are filed with this Amendment No. 1. See Index to Consolidated Financial Statements in Part II, Item 8 of the Form 10-K filed March 31, 2026.

(b) Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Greenlane Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to Greenlane’s Quarterly Report on Form 10-Q, filed November 15, 2021).
3.2	Second Amended and Restated By-Laws of Greenlane Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to Greenlane’s Current Report on Form 8-K, filed April 25, 2019).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Greenlane Holdings, Inc., effective August 9, 2022 (Incorporated by reference to Exhibit 3.1 to Greenlane’s Current Report on Form 8-K, filed on August 4, 2022).
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Greenlane Holdings, Inc., dated April 17, 2025 (Incorporated by reference to Exhibit 3.1 to Greenlane’s Current Report on Form 8-K, filed on April 17, 2025).
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Greenlane Holdings, Inc., dated June 26, 2025.
3.6	Amendment to the Second Amended and Restated Bylaws of Greenlane Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to Greenlane’s Current Report on Form 8-K, filed on April 12, 2023).
3.7	Certificate of Designation of the Series A Preferred Stock (Incorporated by reference to Exhibit 3.2 to Greenlane’s Current Report on Form 8-K, filed on April 12, 2023).
3.8	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Greenlane Holdings, Inc., filed with the Secretary of State of the State of Delaware on April 2, 2026 (Incorporated by reference to Exhibit 3.1 to Greenlane’s Current Report on Form 8-K, filed on April 6, 2026).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to Greenlane’s Registration Statement on Form S-1/A, filed on April 8, 2019).
4.2	Form of Convertible Promissory Note (Incorporated by reference to Exhibit 4.2 to Greenlane’s Registration Statement on Form S-1, filed on March 20, 2019).
4.3	Description of Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.3 to Greenlane’s Annual Report on Form 10-K/A, filed on April 24, 2020).
4.4	Form of August 2021 Standard Warrant (Incorporated by reference to Exhibit 4.1 to Greenlane’s Current Report on Form 8-K, filed August 10, 2021).
4.5	Form of August 2021 Pre-Funded Warrant (Incorporated by reference to Exhibit 4.2 to Greenlane’s Current Report on Form 8-K, filed August 10, 2021).
4.6	Form of Stock Option Assumption Notice – KushCo Options (Incorporated by reference to Exhibit 99.2 to Greenlane’s Registration Statement on Form S-8, filed August 31, 2021).
4.7	Form of Assumed June 12, 2018 KushCo Warrant, dated as of August 31, 2021 (Incorporated by reference to Exhibit 4.4 to Greenlane’s Quarterly Report on Form 10-Q, filed November 15, 2021).
4.8	Form of Assumed January 18, 2019 KushCo Warrant, dated as of August 31, 2021 (Incorporated by reference to Exhibit 4.5 to Greenlane’s Quarterly Report on Form 10-Q, filed November 15, 2021).
4.9	Form of Assumed August 21, 2019 KushCo Warrant, dated as of August 31, 2021 (Incorporated by reference to Exhibit 4.6 to Greenlane’s Quarterly Report on Form 10-Q, filed November 15, 2021).
4.10	Form of Assumed September 30, 2019 KushCo Warrant, dated as of August 31, 2021 (Incorporated by reference to Exhibit 4.7 to Greenlane’s Quarterly Report on Form 10-Q, filed November 15, 2021).

4.11	Form of Assumed February 10, 2020 KushCo Warrant, dated as of August 31, 2021 (Incorporated by reference to Exhibit 4.8 to Greenlane’s Quarterly Report on Form 10-Q, filed November 15, 2021).
4.12	Form of Assumed February 24, 2021 KushCo Warrant, dated as of August 31, 2021 (Incorporated by reference to Exhibit 4.9 to Greenlane’s Quarterly Report on Form 10-Q, filed November 15, 2021).
4.13	Form of June 2022 Pre-Funded Warrant (Incorporated by reference to Exhibit 4.2 to Greenlane’s Current Report on Form 8-K, filed June 28, 2022).
4.14	Form of June 2022 Standard Warrant (Incorporated by reference to Exhibit 4.1 to Greenlane’s Current Report on Form 8-K, filed on June 28, 2022).
4.15	Form of October 2022 Standard Warrant (Incorporated by reference to Exhibit 4.1 to Greenlane’s Current Report on Form 8-K, filed on November 1, 2022).
4.16	Form of October 2022 Pre-Funded Warrant (Incorporated by reference to Exhibit 4.2 to Greenlane’s Current Report on Form 8-K, filed November 1, 2022).
4.17	Form of July 2023 Standard Warrant (Incorporated by reference to Exhibit 4.1 to Greenlane’s Current Report on Form 8-K, filed on July 3, 2023).
4.18	Form of July 2023 Pre-Funded Warrant (Incorporated by reference to Exhibit 4.2 to Greenlane’s Current Report on Form 8-K, filed on July 3, 2023).
4.19	Form of July 2023 Warrant Amendment (Incorporated by reference to Exhibit 4.3 to Greenlane’s Current Report on Form 8-K, filed on July 3, 2023).
4.20	Form of October 2025 Cash Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to Greenlane’s Current Report on Form 8-K, filed on October 20, 2025).
4.21	Form of October 2025 Cryptocurrency Pre-Funded Warrant (Incorporated by reference to Exhibit 4.2 to Greenlane’s Current Report on Form 8-K, filed on October 20, 2025).
4.22	Form of October 2025 Strategic Advisor Warrant (Incorporated by reference to Exhibit 4.3 to Greenlane’s Current Report on Form 8-K, filed on October 20, 2025).
10.1	Registration Rights Agreement between Greenlane Holdings, Inc. and the Original Members of Greenlane Holdings, LLC (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed April 25, 2019).
10.2	Fourth Amended and Restated Operating Agreement of Greenlane Holdings, LLC. (Incorporated by reference to Exhibit 10.4 to Greenlane’s Annual Report on Form 10-K/A, filed April 29, 2022).
10.3	Reorganization Agreement among Greenlane Holdings, Inc., Greenlane Holdings, LLC and the Members listed on the signature pages thereto (Incorporated by reference to Exhibit 10.3 to Greenlane’s Current Report on Form 8-K, filed April 25, 2019).
10.4	Purchase and Sale Agreement, dated as of August 16, 2022, by and between 1095 Broken Sound Pkwy LLC and ASC Capital LLC (Incorporated by reference to Exhibit 10.3 to Greenlane’s Quarterly Report on Form 10-Q, filed November 14, 2022).
10.5	Form of Indemnification Agreement by and between Greenlane Holdings, Inc. and each of its Directors and Officers (Incorporated by reference to Exhibit 10.2 to Greenlane’s September 30, 2020 Quarterly Report on Form 10-Q, filed November 16, 2020).
10.6†	Second Amended and Restated Greenlane Holdings, Inc. 2019 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Greenlane’s Registration Statement on Form S-8, filed August 31, 2022).
10.7	Contribution Agreement, dated as of February 20, 2018, by and among Greenlane Holdings, LLC (f/k/a Jacoby Holdings LLC), the Sellers named therein and Better Life Products, Inc., as Seller Representative (Incorporated by reference to Exhibit 10.10 to Greenlane’s Registration Statement on Form S-1, filed on March 20, 2019).
10.8	Contribution Agreement, dated as of January 4, 2019, by and among Greenlane Holdings, LLC, Pollen Gear Holdings, LLC and Pollen Gear LLC. (Incorporated by reference to Exhibit 10.18 to Greenlane’s Registration Statement on Form S-1, filed on March 20, 2019).

10.9	Form of August 2021 Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed August 10, 2021).
10.10	Placement Agency Agreement, dated August 9, 2021 (Incorporated by reference to Exhibit 10.2 to Greenlane’s Current Report on Form 8-K, filed August 10, 2021).
10.11	Membership Interest Purchase Agreement, dated as of July 19, 2022, by and among Warehouse Goods LLC and Portofino Partners LLC (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed July 19, 2022).
10.12	Placement Agency Agreement, dated June 27, 2022 (Incorporated by reference to Exhibit 10.2 to Greenlane’s Current Report on Form 8-K, filed June 28, 2022).
10.13	Form of June 2022 Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed June 28, 2022).
10.14	Form of October 2022 Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed November 1, 2022).
10.15	Placement Agency Agreement, dated October 27, 2022 (Incorporated by reference to Exhibit 10.2 to Greenlane’s Current Report on Form 8-K, filed November 1, 2022).
10.16	Loan and Security Agreement, dated as of August 8, 2022, by and between Greenlane Holdings, Inc., the subsidiaries of Greenlane Holdings, Inc. named therein as guarantors, the parties thereto from time to time as lenders, and WhiteHawk Capital Partners LP, as the agent for the Lenders (Incorporated by reference to Exhibit 10.4 to Greenlane’s Quarterly Report on Form 10-Q, filed November 14, 2022).
10.17	Form of Guaranty Agreement by and between Greenlane Holdings, Inc., the subsidiaries of Greenlane Holdings, Inc. named therein as guarantors, the parties thereto from time to time as Lenders, and WhiteHawk Capital Partners LP, as the agent for the Lenders (included in Exhibit 10.23).
10.18	Form of Pledge Agreement by and between Greenlane Holdings, Inc., the subsidiaries of Greenlane Holdings, Inc. named therein as guarantors, the parties thereto from time to time as Lenders, and WhiteHawk Capital Partners LP, as the agent for the Lenders (included in Exhibit 10.23).
10.19	Form of U.S. Intellectual Property Security Agreement by and between Greenlane Holdings, Inc., the subsidiaries of Greenlane Holdings, Inc. named therein as guarantors, the parties thereto from time to time as Lenders, and WhiteHawk Capital Partners LP, as the agent for the Lenders (included in Exhibit 10.23).
10.20	Form of Canadian Security Agreement by and between Greenlane Holdings, Inc., the subsidiaries of Greenlane Holdings, Inc. named therein as guarantors, the parties thereto from time to time as Lenders, and WhiteHawk Capital Partners LP, as the agent for the Lenders (included in Exhibit 10.23).
10.21	Form of Canadian Intellectual Property Security Agreement, dated as of August 8, 2022, by and between Greenlane Holdings, Inc., the subsidiaries of Greenlane Holdings, Inc. named therein as guarantors, the parties thereto from time to time as Lenders, and WhiteHawk Capital Partners LP, as the agent for the Lenders (included in Exhibit 10.23).
10.22	Risk Participation of ERC Claim Agreement, dated as of February 16, 2023 (Incorporated by reference to Exhibit 10.2 to Greenlane’s Quarterly Report on Form 10-Q, filed on May 15, 2023).
10.23	Amendment No. 2, dated as of February 9, 2023, to Loan and Security Agreement, by and between Greenlane Holdings, Inc, the subsidiaries of Greenlane Holdings, Inc. named therein as guarantors, the parties thereto from time to time as Lenders, and WhiteHawk Capital Partners LP, as the agent for the Lenders (Incorporated by reference to Exhibit 10.1 to Greenlane’s Quarterly Report on Form 10-Q/A, filed January 8, 2024).
10.24	Form of July 2023 Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed on July 3, 2023).
10.25	Placement Agency Agreement, dated as of June 29, 2023 (Incorporated by reference to Exhibit 10.2 to Greenlane’s Current Report on Form 8-K, filed on July 3, 2023).
10.26	Loan and Security Agreement, dated as of September 22, 2023, between Greenlane and Synergy Imports, LLC. (Incorporated by reference to Exhibit 10.3 to Greenlane’s Quarterly Report on Form 10-Q, filed on January 9, 2024).
10.27	Secured Promissory Note, dated as of September 22, 2023, between Greenlane and Synergy Imports, LLC. (Incorporated by reference to Exhibit 10.4 to Greenlane’s Quarterly Report on Form 10-Q, filed on January 9, 2024).

10.28	Asset Purchase Agreement, effective May 1, 2024, by and among Greenlane Holdings, Inc, Warehouse Goods LLC and Synergy Imports LLC (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed on May 10, 2024).
10.29	Loan Modification Agreement, effective May 1, 2024, by and among Warehouse Goods LLC, Synergy Imports LLC and the Guarantors as defined therein (Incorporated by reference to Exhibit 10.2 to Greenlane’s Current Report on Form 8-K, filed on May 10, 2024).
10.30	Amended and Restated Secured Promissory Note, effective May 1, 2024, by Warehouse Goods LLC and Synergy Imports LLC (Incorporated by reference to Exhibit 10.3 to Greenlane’s Current Report on Form 8-K, filed on May 10, 2024).
10.31†	Employment Agreement by and between Warehouse Goods LLC and Vanessa Guzmán-Clark, dated September 2, 2025. (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed September 5, 2025).
10.32	Form of Placement Agent Agreement by and between Greenlane Holdings, Inc. and Aegis Capital Corp. (Incorporated by reference to Exhibit 1.1 to Greenlane’s Current Report on Form 8-K, filed on October 20, 2025).
10.33	Form of Cash Securities Purchase Agreement between Greenlane Holdings, Inc. and each Purchaser (as defined therein) (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed on October 20, 2025).
10.34	Form of Cryptocurrency Securities Purchase Agreement between Greenlane Holdings, Inc. and each Purchaser (as defined therein) (Incorporated by reference to Exhibit 10.2 to Greenlane’s Current Report on Form 8-K, filed on October 20, 2025).
10.35	Form of Lock-up Agreement pursuant to the October 2025 PIPE (Incorporated by reference to Exhibit 10.3 to Greenlane’s Current Report on Form 8-K, filed on October 20, 2025).
10.36	Form of Strategic Advisor Agreement between Greenlane Holdings, Inc. and the Advisors (as defined therein) (Incorporated by reference to Exhibit 10.4 to Greenlane’s Current Report on Form 8-K, filed on October 20, 2025).
10.37†	Employment Agreement by and between Warehouse Goods LLC and its Benjamin Isenberg, dated October 23, 2025 (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed October 27, 2025).
10.38†	Settlement Agreement and General Release by and between the Company and Barbara Sher, dated December 19, 2025 (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed December 19, 2025).
10.39	Sales Agreement, dated as of January 7, 2026, by and among Greenlane Holdings, Inc. and Yorkville Securities, LLC (Incorporated by reference to Exhibit 1.1 to Greenlane’s Current Report on Form 8-K, filed January 13, 2026).
10.40	Token Purchase and Sale Agreement, dated February 4, 2026, between Greenlane Subsidiary Inc. and Berachain Operations Corporation (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed February 9, 2026).
10.41	Token Lending Agreement, dated February 4, 2026, between Greenlane Subsidiary Inc. and Berachain Operations Corporation (Incorporated by reference to Exhibit 10.2 to Greenlane’s Current Report on Form 8-K, filed February 9, 2026).
10. 42†	Employment Agreement, by and between the Company and Jason Hitchcock, dated as of February 11, 2026 (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed February 18, 2026).
10.43	Employment Agreement by and between Warehouse Goods LLC and Lana Reeve, dated as of December 6, 2022 (Incorporated by reference to Exhibit 10.1 to Greenlane’s Current Report on Form 8-K, filed December 8, 2022).
19	Insider Trading Policy (Incorporated by reference to Exhibit 19 to Greenlane’s Annual Report on Form 10-K, filed on March 21, 2025)
21.1*	List of subsidiaries of Greenlane Holdings, Inc.
23.1	Consent of PKF O’Connor Davies, LLP (Incorporated by reference to Exhibit 23.1 to Greenlane’s Annual Report on Form 10-K, filed on March 31, 2026).
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.1 to Greenlane’s Annual Report on Form 10-K, filed on March 31, 2026).
97.1	Greenlane Holdings, Inc. Clawback Policy (Incorporated by reference to Exhibit 97.1 to Greenlane’s Annual Report on Form 10-K, filed on March 31, 2026).
101*	The following materials from the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2025, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Insider Trading Policies and, (ii) Executive Compensation. The instance document does not appear in the Interactive Data File because its XBRL tags are imbedded within the Inline XBRL document.
104*	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL

* Filed herewith.

† Indicates a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

The Company has elected not to include a summary of information required by this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLANE HOLDINGS, INC.

Date: April 30, 2026	By:	/s/ Jason Hitchcock
Jason Hitchcock
Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2026	By:	/s/ Vanessa Guzmán-Clark
Vanessa Guzmán-Clark
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jason Hitchcock	Chief Executive Officer (Principal Executive Officer)	April 30, 2026
Jason Hitchcock

/s/ Vanessa Guzmán-Clark	Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2026
Vanessa Guzmán-Clark

/s/ Bruce Linton	Chairman of the Board of Directors	April 30, 2026
Bruce Linton

/s/ Michael Howe	Director	April 30, 2026
Michael Howe

/s/ Jonathan Hue-Fay Ip	Director	April 30, 2026
Jonathan Hue-Fay Ip

/s/ Donald Hunter	Director	April 30, 2026
Donald Hunter

/s/ William Levy	Director	April 30, 2026
William Levy

