Form 10-Q
period 2026-03-31
Greenlane Holdings, Inc.
filed 2026-05-15
CIK 1743745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 13, 2026, Greenlane Holdings, Inc. had 631,459 shares of Class A common stock outstanding

GREENLANE HOLDINGS, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GREENLANE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$13,320	$32,513
Accounts receivable, net of allowance of $89 and $1,511 at March 31, 2026 and December 31, 2025, respectively	883	1,572
Digital asset loan receivable	235	—
Stablecoin-related protocol instruments	3,999	—
Other current assets (Note 6)	1,533	2,001
Total current assets	19,970	36,086

Property and equipment, net	122	253
Operating lease right-of-use assets	—	144
Digital assets – BERA & BERA-equivalents	34,232	36,555
Other assets	1,892	1,893
Total assets	$56,216	$74,931

LIABILITIES
Current liabilities
Accounts payable	$5,347	$5,414
Accrued expenses and other current liabilities (Note 6)	789	1,627
Current portion of operating leases	—	166
Total current liabilities	6,136	7,207

Total liabilities	6,136	7,207
Commitments and contingencies (Note 5)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share, 1,800,000,000 shares authorized, 629,946 and 603,696 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively*	6	6
Class B common stock, $0.0001 par value per share, 30,000,000 shares authorized, and 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025*	—	—
Additional paid-in capital*	428,943	428,111
Accumulated deficit	(378,869)	(360,509)
Accumulated other comprehensive income	—	265
Total stockholders’ equity attributable to Greenlane Holdings, Inc.	50,080	67,873
Non-controlling interest	—	(149)
Total stockholders’ equity	50,080	67,724
Total liabilities and stockholders’ equity	$56,216	$74,931

*	After giving effect to the Reverse Stock Splits - See Note 8 - Stockholders’ Equity.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025

Net revenue	$448	$1,469
Cost of sales	231	748
Gross profit	217	721

Operating expenses:
Salaries, benefits and payroll taxes	1,434	1,267
Stock based compensation – strategic advisory warrants	240	—
General and administrative	3,989	2,823
Depreciation and amortization	126	106
Total operating expenses	5,789	4,196
Loss from operations	(5,572)	(3,475)

Other income (expense), net:
Interest income (expense), net	34	(391)
Change in fair value of digital assets	(12,869)	—
Other income (expense), net	196	(1)
Total other expense, net	(12,639)	(392)
Loss before income taxes	(18,211)	(3,867)
Provision for income taxes	—	—
Net loss	(18,211)	(3,867)
Less: Net income attributable to non-controlling interest	149	—
Net loss attributable to Greenlane Holdings, Inc.	$(18,360)	$(3,867)
Net loss attributable to Class A common stock per share - basic and diluted (Note 8)*	$(4.49)	$(2.54)
Weighted-average shares of Class A common stock outstanding - basic and diluted (Note 8)*	4,086,882	1,522,272

Other comprehensive income attributable to Greenlane Holdings, Inc.:
Reclassification adjustment for accumulated foreign currency translation gain included in net loss	(265)	—
Other comprehensive income (loss)	(265)	—
Comprehensive loss attributable to Greenlane Holdings, Inc.	$(18,625)	$(3,867)

*	After giving effect to the Reverse Stock Splits - See Note 8 - Stockholders’ Equity.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

	Class A Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non- Controlling	Total Stockholders’
	Shares*	Amount	Capital*	Deficit	Income (Loss)	Interest	Equity
Balance December 31, 2025	603,696	$6	$428,111	$(360,509)	$265	$(149)	$67,724
Net loss	—	—	—	(18,360)	—	149	(18,211)
Exercise of pre-funded warrants	26,250	—	—	—	—	—	—
Equity-based compensation	—	—	592	—	—	—	592
Strategic advisory warrants	—	—	240	—	—	—	240
Reclassification of accumulated foreign currency translation gain	—	—	—	—	(265)	—	(265)
Balance March 31, 2026	629,946	$6	$428,943	$(378,869)	$—	$—	$50,080

	Class A Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non- Controlling	Total Stockholders’
	Shares*	Amount	Capital*	Deficit	Income (Loss)	Interest	Equity
Balance December 31, 2024	378	$—	$281,091	$(274,929)	$265	$(149)	$6,278
Net loss	—	—	—	(3,867)	—	—	(3,867)
Exercise of Class A warrants	198	—	11	—	—	—	11
Issuance of Class A shares and warrants	814	—	20,722	—	—	—	20,722
Balance March 31, 2025	1,390	$—	$301,824	$(278,796)	$265	$(149)	$23,144

*	After giving effect to the Reverse Stock Splits - See Note 8 - Stockholders’ Equity.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025

Cash Flows from Operating Activities:
Net loss	$(18,211)	$(3,867)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	105	106
Strategic advisory warrants	240	—
Stock-based compensation	592	—
Realized foreign currency gain	(265)	—
Non-cash staking revenue	(417)	—
Write-off vendor deposits and accrued liabilities	267	—
Change in fair value of digital assets	12,869	—
Accretion of debt discount	—	284
Provision for doubtful accounts	381	(12)
Changes in operating assets and liabilities:
Accounts receivable	308	(625)
Inventories	—	(99)
Vendor deposits	—	374
Other current assets	468	(107)
Accounts payable	(331)	117
Accrued expenses and other liabilities	(836)	516
Customer deposits	—	(132)
Net cash and cash equivalents used in operating activities	(4,830)	(3,445)
Cash flows from Investing Activities:
Purchases of property and equipment, net	—	(16)
Loan receivable (digital assets)	(235)	—
Purchases of digital assets	(10,129)	—
Purchases of stablecoin-related protocol instruments	(3,999)	—
Net cash and cash equivalents used in investing activities	(14,363)	(16)
Cash flows from Financing Activities:
Proceeds from issuance of Class A common stock and warrants	—	19,036
Repayments of notes payable	—	(7,958)
Net cash and cash equivalents provided by financing activities	—	11,078
Net (decrease) increase in cash and cash equivalents	(19,193)	7,617
Cash and cash equivalents, beginning of the period	32,513	899
Cash and cash equivalents, end of period	$13,320	$8,516

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

6

GREENLANE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(in thousands)

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$444
Cash paid during the period for income taxes	$—	$—

Non-cash investing activities and financing activities:

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2026 and 2025

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

As of March 31, 2026 and December 31, 2025, respectively, a substantial majority of our balance sheet consisted of BERA and U.S. dollar cash and U.S. dollar-denominated stablecoins. Our financial condition, liquidity, and results of operations are therefore highly sensitive to digital asset market conditions and the performance of the Berachain ecosystem. Stablecoin-related instruments that are deployed into protocol or yield strategies are presented based on the nature of the arrangement and are not classified as cash equivalents.

We continue to operate a legacy wholesale and distribution business, which has been significantly reduced in scale and is managed for efficiency, working capital minimization, and cash generation rather than growth.

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

On April 2, 2026, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a one-for-eight reverse stock split of the Company’s issued and outstanding shares of Class A common stock, par value $0.01 per share, effective April 6, 2026. As a result of the reverse stock split, every eight shares of Class A common stock issued and outstanding were automatically converted into one share of Class A common stock, without any change in par value per share. The reverse stock split did not change the authorized number of shares of Class A common stock. No fractional shares were issued in connection with the reverse stock split. In lieu of fractional shares, stockholders otherwise entitled to receive a fractional share received a cash payment equal to such fraction multiplied by the closing sales price of the Class A common stock as reported on the Nasdaq Capital Market on the trading day immediately preceding the effective date of the reverse stock split.

All outstanding options, restricted stock awards, warrants and other securities entitling their holders to purchase or otherwise receive shares of our Class A common stock have been adjusted as a result of the Reverse Stock Splits, as required by the terms of each security. The number of shares available to be awarded under our Amended and Restated 2019 Equity Incentive Plan have also been appropriately adjusted. See “Note 8— Stockholders’ Equity” for more information.

All share and per share amounts in these consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the Reverse Stock Splits, including reclassifying an amount equal to the reduction in par value of Class A common stock to additional paid-in capital.

Liquidity and Going Concern

The Company’s liquidity requirements consist primarily of working capital, public company costs, professional fees, digital asset treasury activities, and general corporate needs. Primary sources of liquidity include cash and cash equivalents on hand, including U.S. dollar-denominated stablecoins, and the Company’s ability to access capital markets, subject to market conditions.

The Company incurred a net loss of $18.2 million for the three months ended March 31, 2026, including a non-cash fair value loss on digital assets of $12.9 million. Net loss attributable to Greenlane Holdings, Inc. was $18.4 million for the three months ended March 31, 2026. The Company used $4.8 million of cash and cash equivalents in operating activities during the three months ended March 31, 2026. As of March 31, 2026, the Company had $13.3 million of cash and cash equivalents, $4.0 million of stablecoin-related protocol instruments and $34.2 million of digital assets.

Management has evaluated the Company’s ability to continue as a going concern in accordance with ASC 205-40. Based on cash and cash equivalents on hand, expected operating cash flows, and management’s plans to reduce operating costs, simplify operations, monetize legacy assets, and manage its digital asset treasury strategy, management believes the Company has sufficient liquidity to meet its obligations for at least twelve months from the issuance date of these condensed consolidated financial statements. Accordingly, management concluded that there is no substantial doubt about the Company’s ability to continue as a going concern for at least twelve months from the issuance date of these condensed consolidated financial statements.

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

On October 20, 2025, the Company entered into subscription agreements with certain accredited investors for a private placement funded in U.S. dollars, USDC or USDT. In connection with the cash-funded leg of the transaction, the Company agreed to issue 3,328,012 shares of Class A common stock (pre-reverse split) and pre-funded warrants to purchase 9,789,166 shares of Class A common stock (pre-reverse split). The transaction closed on October 23, 2025 and provided gross consideration of approximately $109.9 million, consisting of U.S. dollars, U.S. dollar-denominated stablecoins, and BERA.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2025. The condensed consolidated results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or any other future annual or interim period. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair statement of the Company’s financial position and operating results. Certain reclassifications have been made to prior year amounts or balances to conform to the presentation adopted in the current year.

Principles of Consolidation

Our condensed consolidated financial statements include our accounts, the accounts of the Operating Company, and the accounts of the Operating Company’s consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

Conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts in our consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. U.S. GAAP requires us to make estimates and judgments in several areas. Such areas include, but are not limited to, the collectability of accounts receivable; the allowance for credit losses; the realizability of deferred tax assets; the fair value measurement of digital assets and BERA-equivalent holdings; the classification and presentation of stablecoins and stablecoin-related instruments; the useful lives of property and equipment; legal contingencies and other loss contingencies; the Tax Receivable Agreement (TRA) liability; and the valuation and assumptions underlying equity-based compensation and warrants. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. The actual results could differ materially from those estimates.

Segment Reporting

We manage our business through operating and reportable segments based on the information regularly reviewed by our chief operating decision maker (“CODM”) to assess performance and allocate resources. In connection with the launch of the digital asset treasury strategy in October 2025 and management’s ongoing assessment under ASC 280, Segment Reporting, the Company determined that, beginning in the fourth quarter of 2025, it has two operating and reportable segments: Wholesale and Distribution, consisting of legacy e-commerce and drop-ship operations, and Digital Assets, consisting of digital asset treasury activities, including acquisition, staking, and validator participation related to BERA. The Company’s CODM is a committee comprised of the Chief Executive Officer and Chief Financial Officer. The CODM evaluates performance based on segment net revenue, gross profit, selected operating expenses, and capital allocation. Segment results are reconciled to consolidated totals.

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

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, digital asset loan receivable, accounts payable, and accrued expenses and other current liabilities, approximate fair value due to the short-term nature of these instruments. See “Note 3—Fair Value of Financial Instruments.”

We also own equity securities of private entities, which do not have readily determinable fair values. We elected to measure these equity securities at cost minus impairment, if any. At each reporting period, we make a qualitative assessment considering impairment indicators to evaluate whether our investment is impaired. The equity securities are adjusted to fair value when an observable price change can be identified. See “Note 3—Fair Value of Financial Instruments.”

Stablecoins

U.S. dollar-denominated stablecoins held directly in Company-controlled wallets that are readily convertible into known amounts of cash and have an insignificant risk of changes in value are classified as cash equivalents. Stablecoins and stablecoin-related instruments deployed into protocols, staking arrangements, lending arrangements, synthetic yield strategies, or other activities that limit immediate redemption or introduce more than insignificant liquidity, counterparty, protocol, market structure, yield-strategy, or valuation risk are not classified as cash equivalents and are presented based on the nature of the arrangement and measured at fair value when fair value is readily determinable, with changes in fair value recognized in earnings unless otherwise required by applicable accounting guidance.

For the three months ended March 31, 2026, the Company presented aUSDC and sUSDe as stablecoin-related protocol instruments within current assets. These instruments were excluded from cash and cash equivalents.

Digital Assets

The Company accounts for qualifying crypto assets in accordance with ASC 350-60, Intangibles, Goodwill and Other, Crypto Assets. The Company’s digital assets consist primarily of BERA, the native token of the Berachain blockchain network, and certain BERA-equivalent holdings, including staked, wrapped, or protocol-based receipt tokens that are economically linked to BERA.

Digital assets are initially recognized at cost upon acquisition or receipt. Transaction costs incurred to acquire digital assets are expensed as incurred unless otherwise required by applicable accounting guidance. Digital assets are subsequently measured at fair value at each reporting date, with changes in fair value recognized in earnings within change in fair value of digital assets in the condensed consolidated statements of operations and comprehensive loss.

Fair value is determined using quoted market prices in the Company’s principal market, when available. For BERA-equivalent holdings, the Company determines fair value using observable conversion characteristics applicable to the underlying BERA-equivalent instrument and quoted market prices for the underlying BERA token as of the measurement date. The Company’s treasury reporting tool supports custody tracking, wallet reconciliation, and conversion-rate documentation but is not the primary pricing source for fair value measurement.

Transfers between native BERA and BERA-equivalent forms, including staking, wrapping, or protocol-based conversions, are treated as non-disposition events when the Company retains substantially the same economic exposure to the underlying BERA. Such transfers do not result in realized gains or losses.

Digital Asset Loan Receivable

Digital asset loan receivables represent amounts lent under digital asset treasury arrangements and are recorded at the amount of stablecoins or other consideration transferred, adjusted for repayments, settlements, and any expected credit losses. The Company evaluates such receivables for collectability under applicable credit loss guidance and considers counterparty credit risk, collateral or settlement mechanics, contractual terms, and subsequent repayment activity.

Staking Revenue

The Company earns staking revenue through its participation in staking, validator, and related protocol activities within the Berachain ecosystem. Staking revenue is recognized when the Company obtains control of the awarded digital asset and the reward is measurable. Staking revenue received in BERA or BERA-equivalent tokens is initially measured at fair value on the date control is obtained and is included in net revenue in the condensed consolidated statements of operations and comprehensive loss. After initial recognition, digital assets received through staking activities are accounted for as digital assets and remeasured at fair value each reporting period, with changes in fair value recognized in earnings within the changes in fair value of digital assets.

Recently issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments require public business entities to disclose additional disaggregated information about certain income statement expense line items in the notes to the financial statements. The objective of the amendments is to provide investors with information to better understand an entity’s expenses, assess the entity’s prospects for future cash flows, and compare performance over time and across entities.

ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 on its financial statement disclosures.

Other recently issued accounting pronouncements not yet effective are not expected to have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

NOTE 3. FAIR VALUE OF FINANCIAL INSTRUMENTS

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, digital asset loan receivable, and accrued expenses and other current liabilities, approximate fair value due to the short-term nature of these instruments.

The Company holds digital assets consisting primarily of BERA and BERA-equivalent holdings. Native BERA is measured at fair value using quoted prices in active markets for identical assets. BERA-equivalent holdings, including staked, wrapped, or protocol-based receipt tokens, are valued using observable conversion characteristics from the applicable protocol and quoted market prices for the underlying BERA token as of the measurement date. The Company uses treasury reporting tools to support custody tracking, wallet reconciliation, and conversion-rate documentation; such tools are not the primary pricing source for fair value measurement.

The Company classifies digital assets within the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. Native BERA is classified as Level 1 when quoted prices in active markets for identical assets are available. BERA-equivalent holdings are classified based on the observability of the underlying BERA price and the related conversion characteristics used to determine fair value. To the extent quoted prices for identical assets are not available for BERA-equivalent holdings, the Company considers the observability of the underlying BERA price and applicable protocol conversion characteristics in determining the appropriate fair value hierarchy classification.

If a Level 1 input is available, it is required to be utilized as a measure of fair value without adjustment, including adjustments that would reflect the size of the Company’s holdings or blockage factors. Due to the inherent volatility of digital asset markets, the fair value of these assets may fluctuate significantly, which could materially impact the Company’s financial position and results of operations.

Our financial instruments measured at fair value on a recurring basis were as follows at the dates indicated (in thousands):

	Consolidated Balance Sheet	Fair Value at March 31, 2026
(in thousands)	Caption	Level 1	Level 2	Level 3	Total
Assets:
aUSDC and sUSDe	Stablecoin-related protocol instruments	$—	3,999	—	$3,999
BERA and BERA-equivalent tokens	Digital assets	34,232	—	—	34,232
Total Assets		$34,232	$3,999	$—	$38,231

	Consolidated Balance Sheet	Fair Value at December 31, 2025
(in thousands)	Caption	Level 1	Level 2	Level 3	Total
Assets:
BERA and BERA-equivalent tokens	Digital assets	$36,555	—	—	$36,555
Total Assets		$36,555	$—	$—	$36,555

Digital assets included in these tables consist of BERA and BERA-equivalent tokens. Stablecoins classified as cash equivalents are excluded from the tables above because they are carried at amounts that approximate fair value due to their short-term nature and redeemability into U.S. dollars. Stablecoin-related instruments that do not qualify as cash equivalents are excluded from these tables unless classified as digital assets measured at fair value.

There were no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy during the three months ended March 31, 2026 or the year ended December 31, 2025.

Equity Securities Without a Readily Determinable Fair Value

The Company’s investment in equity securities without a readily determinable fair value consists of an ownership interest in Airgraft Inc., a private company. The Company determined that its ownership interest does not provide the Company with significant influence over Airgraft Inc.; accordingly, the investment is accounted for as an equity security.

Because the equity securities do not have a readily determinable fair value, the Company elected to measure the investment using the measurement alternative under ASC 321, at cost, less impairment, if any, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer.

The Company evaluates the investment each reporting period for impairment indicators and observable price changes. The Company did not identify any impairment or observable price changes requiring adjustment during the three months ended March 31, 2026 or the year ended December 31, 2025.

As of March 31, 2026 and December 31, 2025, the carrying value of the Company’s investment in Airgraft Inc. was approximately $1.9 million and was included within “Other assets” in the condensed consolidated balance sheets.

NOTE 4. LEASES

Greenlane as a Lessee

As of March 31, 2026, the Company had no material operating lease right-of-use assets or operating lease liabilities, as substantially all leased facilities had been exited or terminated.

Rent expense under operating leases was approximately $0.2 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively.

The following expenses related to our operating leases were included in “general and administrative” expenses within our condensed consolidated statements of operations and comprehensive loss:

	For the three months ended March 31,
(in thousands)	2026	2025
Operating lease cost	217	502
Variable lease cost	—	—
Total lease cost	$217	$502

NOTE 5. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is involved in legal proceedings and claims arising in the ordinary course of business. The Company records a liability for such matters when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. For matters where a loss is not probable or cannot be reasonably estimated, no liability is recorded; however, the Company discloses such matters if there is at least a reasonable possibility that a material loss may have been incurred. Management evaluates these matters on an ongoing basis. Although outcomes are inherently uncertain, management does not currently believe that the ultimate resolution of these proceedings will have a material adverse effect on the Company’s condensed consolidated financial statements, except as otherwise disclosed below.

Antitrust Cases

The Company is a defendant in various consumer and direct purchaser class action lawsuits alleging antitrust violations in connection with the distribution of CCELL products. These matters include actions filed in federal courts in California and involve substantially similar allegations against the Company and other distributors. The Company believes these cases are without merit and is jointly defending these matters with co-defendants. At this stage, the Company is unable to estimate a reasonably possible loss or range of loss, if any.

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

On December 17, 2024, Crossmark, Inc. brought a breach of contract suit against the Company’s subsidiary, Warehouse Goods, LLC, in the amount of approximately $0.3 million. The Company disputes the claims and has engaged in settlement discussions. At this time, the Company is unable to estimate a reasonably possible loss, if any.

On November 15, 2024, Vaporous Technologies, Inc. brought a suit for liquidated damages in the amount of approximately $0.7 million under the September 2020 Manufacturing Agreement against Warehouse Goods, LLC. The Company disputes the claims and is defending the matter. At this time, the Company is unable to estimate a reasonably possible loss, if any.

On November 13, 2024, Pryor Cashman made a demand for arbitration for unpaid legal invoices in the amount of approximately $0.3 million. The Company previously disputed these claims and entered into a settlement arrangement, which has been satisfied in accordance with the agreed payment terms.

Government Investigation

On February 25, 2025, the Company received a Civil Investigative Demand regarding an investigation to determine whether there were alleged violations of the False Claims Act concerning allegations related to the approval, payment, and forgiveness of a 2020 Paycheck Protection Program loan of approximately $1.9 million obtained by KIM International LLC, a subsidiary acquired by the Company in 2021. The Company is cooperating with the investigation. At this time, the Company is unable to estimate a reasonably possible loss or range of loss, if any.

The Company maintains an accrual of approximately $0.5 million as of March 31, 2026 and December 31, 2025 related to legal matters. This accrual does not necessarily relate to any individual matter described above, and the Company cannot estimate additional reasonably possible losses, if any, at this time.

Other Contingencies

The Company may be subject to claims related to various non-income taxes, including sales, value added, consumption, and similar taxes, from various tax authorities, including in jurisdictions in which the Company already collects and remits such taxes. If the relevant taxing authorities were to successfully pursue these claims, the Company could be subject to additional tax liabilities.

See “Note 4—Leases” for details of our future minimum lease payments under operating lease liabilities. See “Note 10—Income Taxes” for information regarding income tax contingencies.

NOTE 6. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Accounts Receivable, net

Accounts receivable, net is as follows (in thousands):

	Period Ended
	March 31, 2026	December 31, 2025
Accounts receivable amortized cost	$972	$3,083
Allowance for credit losses	(89)	(1,511)
Net accounts receivable	$883	$1,572

The following table summarizes the changes in the allowance for credit losses for accounts receivable (in thousands):

	March 31, 2026	December 31, 2025
Balance, beginning of period	$(1,511)	$(2,616)
Provision for expected credit losses, net	(381)	(1,974)
Write-offs	1,803	3,079
Balance, end of period	$(89)	$(1,511)

Property and Equipment, net

The following is a summary of our property and equipment, at costs less accumulated depreciation and amortization:

(in thousands)	Estimated useful life	March 31, 2026	December 31, 2025
Furniture, equipment and software	3 - 7 years	$7,879	$7,879
Leasehold improvements	Lesser of lease term or 5 years	—	33
		7,879	7,912
Less: accumulated depreciation		(7,757)	(7,659)
Property and equipment, net		$122	$253

Depreciation expense for property and equipment was approximately $0.1 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.

Other Current Assets

The following table summarizes the composition of other current assets as of the dates indicated:

(in thousands)	March 31, 2026	December 31, 2025
Prepaid expenses	$983	$1,279
Customs bonds	500	500
Other	50	222
Other current assets	$1,533	$2,001

Accrued Expenses and Other Current Liabilities

The following table summarizes the composition of accrued expenses and other current liabilities as of the dates indicated:

(in thousands)	March 31, 2026	December 31,2025
Accrued employee compensation	$197	$154
Other accrued expenses	592	1,473
	$789	$1,627

Related Party Transactions

On October 24, 2025, the Company appointed its Chief Investment Officer, Ben Isenberg, to manage digital-asset treasury activities. The Chief Investment Officer has relationships within the Berachain ecosystem, and is also the owner of BSQD Corp., a liquidity provider who the Company may transact with to execute BERA acquisitions. Such transactions are subject to review and approval by the Company’s Digital Asset Committee prior to execution.

Renah Persofsky, who served as a Greenlane Director until October 23, 2025, is a Principal Owner of Green Gruff USA Inc, (“Green Gruff”). In January 2025 the Company entered into an amended distribution agreement with Green Gruff. During the three months ended March 31, 2026, the Company did not recognize material revenue or cost of goods sold from transactions with Green Gruff.

During the three months ended March 31, 2026, Greenlane Subsidiary Inc., a wholly owned subsidiary of the Company, entered into a Token Purchase and Sale Agreement and a Token Lending Agreement with Berachain Operations Corporation. Under the Token Lending Agreement, the Company may lend USDC and/or USDT stablecoins to Berachain Operations Corporation. The lending arrangement is intended to facilitate BERA acquisition activity under the Token Purchase and Sale Agreement. Under the Token Purchase and Sale Agreement, the Company may request to purchase tranches of BERA tokens from Berachain Operations Corporation, including through settlement mechanics that reduce amounts outstanding under the lending arrangement.

Berachain Operations Corporation may use one or more liquidity providers or market participants to source BERA tokens. One such liquidity provider is BSQD Corp., which is wholly owned by Ben Isenberg, the Company’s Chief Investment Officer. The Company’s review and approval process covered the arrangements with Berachain Operations Corporation and the related-party considerations associated with BSQD. The Company continues to monitor BERA acquisition activity, including any involvement of BSQD or other related-party liquidity providers, through its related-party transaction review process and Digital Assets Committee oversight.

The maximum amount available under the lending arrangement during the three months ended March 31, 2026 was $5.0 million. As of March 31, 2026, $235 thousand was outstanding and recorded as a digital asset loan receivable from a related party. No interest income was recognized during the period. Based on management’s evaluation under ASC 810, the Company does not consolidate Berachain Operations Corporation.

NOTE 7. DIGITAL ASSETS

On October 23, 2025, the Company adopted BERA as its primary treasury reserve asset. Under this treasury strategy, the Company acquires, holds, and strategically deploys BERA, the native token of the Berachain blockchain network, as well as certain BERA-based receipt, staked, or wrapped positions that are economically linked to BERA (“BERA-equivalent tokens”). These holdings are maintained for long-term treasury management, ecosystem participation, staking, validator activities, liquidity deployment, and other Board-approved strategic activities.

The Company accounts for its BERA and BERA-equivalent holdings as digital assets in accordance with ASC 350, Intangibles—Goodwill and Other, as amended by ASU 2023-08, Accounting for and Disclosure of Crypto Assets. The Company has legal ownership and control over these digital assets, which are presented as digital assets in the Condensed Consolidated Balance Sheets. As of March 31, 2026, certain BERA and BERA-equivalent holdings were subject to contractual transfer or sale restrictions under applicable treasury and protocol arrangements. Management considered such restrictions in its liquidity planning and treasury management activities.

Digital assets are initially recorded at cost upon purchase, receipt, or conversion. Transaction costs incurred to acquire digital assets are expensed as incurred unless otherwise required by applicable accounting guidance. Subsequently, BERA and BERA-equivalent holdings are remeasured at fair value as of each reporting date, with changes in fair value recognized in earnings within other (expense) income, net, in the Condensed Consolidated Statements of Operations.

For disclosure and treasury management purposes, the Company monitors both (i) native BERA units held directly and (ii) BERA-equivalent units, which represent positions in receipt, staked, wrapped, or protocol-native instruments that are economically convertible into, or otherwise directly linked to, underlying BERA units. Management evaluates treasury performance, exposure, and BERA-per-share metrics on both a native-unit basis and a BERA-equivalent basis.

The following tables present the units held, cost basis, and fair value of native BERA and BERA-equivalent digital assets as of March 31, 2026 and December 31, 2025, respectively, in thousands except for tokens:

Period	BERA-Equivalent Tokens	Cost Basis (USD)	Fair Value (USD)
March 31, 2026	77,712,731	$68,678	$34,232
December 31, 2025	51,659,913	$58,262	$36,555

Cost basis reflects the historical acquisition cost of digital assets, including digital assets acquired through the October 2025 PIPE transaction, subsequent treasury purchases, and staking rewards recognized upon receipt. Comparative period cost basis amounts are presented consistent with amounts previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Cost basis reflects the cost of the digital asset at the time of purchase or receipt and excludes transaction costs that were expensed as incurred. Fair value represents quoted digital assets prices within the Company’s principal market at the time of measurement (11:59 p.m. UTC).

The following table presents a rollforward of the Company’s digital asset holdings, including BERA tokens and BERA-equivalent sWBERA, iBERA, siBERA, and similar tokens held in Company-controlled wallets, for the three months ended March 31, 2026. Digital assets are measured at fair value with changes recognized in earnings. U.S. dollar-denominated stablecoins that qualify as cash equivalents are excluded from this rollforward. Stablecoin-related protocol instruments that do not qualify as cash equivalents are also excluded from this rollforward.

Digital Assets
Balance as of December 31, 2025	$36,555
Staking revenue	417
Purchases of BERA and BERA-equivalent digital assets	10,129
Change in fair value	(12,869)
Balance at March 31, 2026	$34,232

Digital Assets
Balance as of December 31, 2024	$—
Digital assets acquired from October 2025 PIPE	59,539
Purchases of BERA and BERA-equivalent digital assets	8,163
Change in fair value	(31,147)
Balance at December 31, 2025	$36,555

As of March 31, 2026, a portion of the Company’s BERA and BERA-equivalent digital asset holdings were subject to contractual transfer or sale restrictions under the applicable treasury, staking, and protocol arrangements. As of December 31, 2025, the Company did not have any BERA or BERA-equivalent holdings subject to operational transfer restrictions. The table below summarizes the Company’s restricted and unrestricted BERA-equivalent holdings, including units held and fair value, as of each balance sheet date, in thousands except for token units.

	As of March 31, 2026		As of December 31, 2025
	BERA-Equivalent Tokens	USD	BERA- Equivalent Tokens	USD
Restricted Tokens	39,714,869	$17,494	—	$—
Unrestricted Tokens	37,997,862	16,738	51,659,913	36,555
Total intangible digital assets	77,712,731	$34,232	51,659,913	$36,555

NOTE 8. STOCKHOLDERS’ EQUITY

Shares of the Company’s Class A common stock have both voting and economic rights, including the right to receive dividends or distributions, if declared, and proceeds upon dissolution, winding up or liquidation. Each share of Class A common stock entitles the holder to one vote on all matters submitted to stockholders. All Class B common stock was converted into Class A common stock in December 2022; accordingly, no shares of Class B common stock remain outstanding.

Reverse Stock Splits

Effective June 26, 2025, the Company completed a one-for-750 reverse stock split of its issued and outstanding shares of Class A common stock. As a result, every 750 shares of Class A common stock issued and outstanding were converted into one share of Class A common stock. In lieu of issuing fractional shares, the Company rounded fractional shares up to the next whole share.

On April 2, 2026, the Company filed a Certificate of Amendment to its amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to effect a one-for-eight reverse stock split of its issued and outstanding shares of Class A common stock, effective April 6, 2026. As a result, every eight shares of Class A common stock issued and outstanding were converted into one share of Class A common stock. No fractional shares were issued in connection with the reverse stock split. In lieu of fractional shares, stockholders otherwise entitled to receive a fractional share received a cash payment equal to such fraction multiplied by the closing sales price of the Class A common stock as reported on the Nasdaq Capital Market on the trading day immediately preceding the effective date of the reverse stock split.

The reverse stock splits did not change the par value of the Class A common stock or the authorized number of shares of Class A common stock. All share and per-share amounts presented in these condensed consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the reverse stock splits.

Warrants

The Company has issued warrants in connection with prior equity financing transactions, restructuring and exchange transactions, and strategic advisory arrangements. The Company’s warrants are classified as equity instruments when they are indexed to the Company’s own stock and meet the criteria for equity classification.

During the three months ended March 31, 2026, the Company did not issue any warrants. During the three months ended March 31, 2026, warrants to purchase 26,250 shares of Class A common stock were exercised. Because certain pre-funded warrants were substantially funded at issuance and have a nominal exercise price, exercises of such warrants did not result in material cash proceeds and were reflected as reclassifications within stockholders’ equity.

Warrant activity for the three months ended March 31, 2026 was as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance, December 31, 2025	3,882,755	$0.08
Issued	—	—
Expired or rescinded	(2)	—
Exercised	(26,250)	0.08
Balance, March 31, 2026	3,856,503	$0.08

As of March 31, 2026, outstanding warrants have a weighted average remaining life of 5.41 years.

For the three months ended March 31, 2026, the Company recognized approximately $0.2 million of non-cash stock-based compensation expense related to strategic advisory warrants issued to non-employee service providers. This expense is presented separately as stock-based compensation – strategic advisory warrants in the condensed consolidated statements of operations and comprehensive loss. As of March 31, 2026, approximately $0.5 million of unrecognized compensation expense related to strategic advisory warrants remained, which is expected to be recognized through September 2026.

No warrants were issued during the three months ended March 31, 2026. Accordingly, no grant-date valuation assumptions are presented for the period.

Net Loss Per Share

Basic net loss per share of Class A common stock is computed by dividing net loss attributable to Greenlane Holdings, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted net loss per share of Class A common stock is computed by dividing net loss attributable to Greenlane Holdings, Inc. by the weighted-average number of shares of Class A common stock outstanding, adjusted to give effect to potentially dilutive securities.

Pre-funded warrants with nominal exercise prices are included in the weighted-average number of shares outstanding for purposes of calculating basic net loss per share beginning on their respective issuance dates because the exercise price is non-substantive and exercise is considered virtually assured.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A common stock is as follows:

	Three months ended March 31,
(in thousands, except share and per share data)	2026	2025
Numerator:
Net loss	$(18,211)	$(3,867)
Less: Net income attributable to non-controlling interests	149	—
Net loss attributable to Class A common stockholders	$(18,360)	$(3,867)
Denominator:
Weighted average shares of Class A common stock outstanding	4,086,882	1,522,272
Net loss per share of Class A common stock - basic and diluted	$(4.49)	$(2.54)

For the three months ended March 31, 2026 and 2025, stock options and warrants to purchase shares of Class A common stock were excluded from the computation of diluted net loss per share because their inclusion would have been anti-dilutive due to the net loss reported for each period.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended March 31,
	2026	2025
Stock options to purchase common stock	235,000	42
Warrants to purchase common stock	3,856,503	8,365,651

NOTE 9. COMPENSATION PLANS

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

In October 2025, the Company included in its proxy statement a proposal to increase the share reserve under the Company’s equity incentive plan to 375,000 shares. The plan includes a 15% evergreen feature. Following the October 2025 private placement and related stockholder approval, the Company filed a registration statement on Form S-8 to register additional shares available for issuance under the plan. As of March 31, 2026, 140,000 shares remained available for future issuance under the 2019 Plan.

Stock Options

Stock option awards are granted with an exercise price equal to the fair market value of the Company’s common stock at the date of grant based on the closing market price of its common stock as reported on Nasdaq. Stock option awards generally include service-based vesting conditions and expire five years after the date of grant.

During the year ended December 31, 2025, the Company granted 375,000 nonqualified stock options with a weighted-average exercise price of $30.72. The grant-date fair value of these awards was determined using the Black-Scholes option pricing model. Key assumptions included a stock price of $27.68, an expected term of four years, expected volatility of 120%, a risk-free rate of 4.2%, and a dividend yield of zero. The expected term was determined based on the contractual term of the awards and expected exercise behavior. No stock options were granted during the three months ended March 31, 2026.

The Company recorded stock-based compensation expense related to stock options of approximately $0.5 million and none for the three months ended March 31, 2026 and 2025, respectively, related to stock options. The 2026 expense reflects amortization of the grant-date fair value of stock option awards granted in October 2025 over the applicable service periods.

The following table summarizes the Company’s stock option activity:

	Stock options outstanding	Weighted average exercise price
Outstanding at December 31, 2025	235,000	$30.72
Granted	—	—
Forfeited	—	—
Outstanding at March 31, 2026	235,000	$30.72

Based on the fair market value of the Company’s common stock at March 31, 2026, the total intrinsic value of outstanding options was zero.

Stock options outstanding, vested and expected to vest and exercisable are as follows:

	As of March 31, 2026
	Number of shares	Remaining contractual life (years)	Weighted- average exercise price
Outstanding, vested and or expected to vest	235,000	4.56	$30.72

During the three months ended March 31, 2026, the Company recognized the remaining grant-date fair value of its outstanding employee stock option awards over the applicable service periods. As of March 31, 2026, there was no unrecognized compensation expense related to employee stock options outstanding as of period-end. No stock options were granted or forfeited during the three months ended March 31, 2026.

Restricted Stock Units

During the year ended December 31, 2025, the Company granted 14,375 restricted stock units (“RSUs”) to members of senior management and certain other employees pursuant to the 2019 Plan, after giving effect to the reverse stock splits. The Company accounts for RSUs issued to employees at fair value based on the market price of the Company’s common stock on the date of grant. The weighted-average grant-date fair value of RSUs granted during the year ended December 31, 2025 was $25.92.

During the three months ended March 31, 2026, the Company recognized approximately $0.1 million of stock-based compensation expense related to RSUs granted in 2025. No RSUs were granted or forfeited during the three months ended March 31, 2026.

As of March 31, 2026, there was no unrecognized compensation expense related to unvested RSUs.

Equity-Based Compensation Expense

Equity-based compensation expense related to employee awards is included within salaries, benefits and payroll taxes in the condensed consolidated statements of operations and comprehensive loss. Stock-based compensation expense related to strategic advisory warrants issued to non-employee service providers is presented separately as stock-based compensation – strategic advisory warrants in the condensed consolidated statements of operations and comprehensive loss.

The Company recognized employee equity-based compensation expense as follows:

	For the three months ended March 31,
(in thousands)	2026	2025
Stock options - Class A common stock	$462	$—
Restricted stock units - Class A common stock	130	—
Total equity-based compensation expense	$592	$—

For the three months ended March 31, 2026, employee equity-based compensation expense consisted of approximately $0.5 million related to stock options and approximately $0.1 million related to RSUs, each related to awards granted during 2025. The remaining grant-date fair value of the Company’s employee stock option awards was fully recognized as of March 31, 2026. Accordingly, the Company does not expect to recognize additional compensation expense in future periods related to employee stock options outstanding as of March 31, 2026, unless additional awards are granted or existing awards are modified.

Stock-based compensation expense related to strategic advisory warrants was approximately $0.2 million for the three months ended March 31, 2026, is presented separately as stock-based compensation – strategic advisory warrants in the condensed consolidated statements of operations and comprehensive loss, and is excluded from the employee equity-based compensation table above.

NOTE 10. INCOME TAXES

Prior to December 31, 2022, the Operating Company was treated as a partnership for U.S. federal and most applicable state and local income tax purposes, and its taxable income or loss was generally passed through to its members. Effective December 31, 2022, the Operating Company became wholly owned by the Company and is treated as a disregarded entity for U.S. tax purposes. Beginning in 2023, 100% of the Operating Company’s U.S. income and expenses have been included in the Company’s U.S. federal and state income tax returns. The Company also files in various state jurisdictions and certain foreign jurisdictions, including Canada and Netherlands.

During the three months ended March 31, 2026 and 2025, management assessed the realizability of the Company’s deferred tax assets. Based on this assessment, management concluded that it is not more likely than not that sufficient taxable income will be generated to realize the benefits associated with its deferred tax assets. Accordingly, the Company continues to maintain a full valuation allowance against its deferred tax assets, resulting in a net deferred tax asset balance of $0 as of March 31, 2026 and December 31, 2025.

If management determines in a future period that it is more likely than not that all or a portion of its deferred tax assets will be realized, the valuation allowance may be reduced, which would reduce the provision for income taxes in the period such determination is made.

The Company does not currently expect material repatriation of earnings from its foreign subsidiaries. However, to the extent future restructuring, liquidation, or dissolution activities result in distributions from foreign subsidiaries, such distributions may be subject to local withholding taxes and other applicable tax consequences.

Uncertain Tax Positions

For the three months ended March 31, 2026 and 2025, respectively, the Company did not record any unrecognized tax benefits related to uncertain tax positions. The Company does not expect material interest or penalties related to uncertain tax positions due to its historical losses, significant net operating loss carryforwards and full valuation allowance position. As of the date of issuance of these condensed consolidated financial statements, the Company was not subject to any material income tax examinations.

Tax Receivable Agreement (TRA)

The Company is party to a tax receivable agreement (“TRA”) that provides for the payment to certain former holders of interests in the Operating Company of 85% of certain tax benefits, if any, that the Company actually realizes, or in some circumstances is deemed to realize, as a result of increases in tax basis and certain other tax benefits.

As of March 31, 2026 and December 31, 2025, the Company had recorded no liability under the TRA because, based on management’s valuation allowance assessment, the related tax benefits were not considered realizable and the amount and timing of any future payments were not probable or reasonably estimable.

If realization of the deferred tax assets subject to the TRA becomes more likely than not in a future period, the Company may record a liability related to the TRA, which would be recognized as expense in the condensed consolidated statements of operations and comprehensive loss.

No payments were made under the TRA during the three months ended March 31, 2026.

NOTE 11. SEGMENT REPORTING

The Company defines its operating segments as components of the business whose operating results are regularly reviewed by the Company’s chief operating decision maker (“CODM”) to assess performance and allocate resources. Segment information is prepared on the same basis that management uses for operational decision-making purposes. The Company’s CODM is a committee comprised of the Company’s Chief Executive Officer and Chief Financial Officer.

In connection with the launch of the Company’s digital asset treasury reserve strategy in October 2025 and management’s ongoing assessment of the requirements under ASC 280, Segment Reporting, the Company reassessed its segment conclusions and determined that, beginning in the fourth quarter of 2025, it has two operating and reportable segments: (i) the Wholesale and Distribution Segment and (ii) the Digital Asset Segment.

The Wholesale and Distribution Segment consists of the Company’s reduced-scale legacy business, including the sale and distribution of wholesale accessories, vape devices, and lifestyle products. These products are generally subject to similar regulatory environments, are sold to similar customer types, and are managed through the Company’s remaining asset-light distribution and e-commerce activities.

The Digital Asset Segment consists of the Company’s digital asset treasury activities, including the acquisition, holding, staking, validator participation, and strategic deployment of BERA and BERA-equivalent digital assets. Digital asset treasury activities are managed to support the Company’s treasury strategy, liquidity objectives, ecosystem participation, and staking revenue generation.

The CODM assesses performance of the Company’s reportable segments based on net revenue, gross profit, selected operating expenses, and certain asset information. The accounting policies used for segment reporting are consistent with those used in the preparation of the Company’s condensed consolidated financial statements. As the Company continues to develop its digital asset treasury strategy, management may provide additional information to the CODM, including additional treasury, liquidity, fair value, and asset-level metrics, which will be evaluated for inclusion in future segment disclosures.

There was no Digital Asset Segment activity for the three months ended March 31, 2025.

The following table sets forth net revenue, cost of revenue, and gross profit by reportable segment for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
in thousands	Wholesale and Distribution	Digital Asset	Total	Wholesale and Distribution	Digital Asset	Total
Net revenue	$27	$421	$448	$1,469	—	$1,469
Cost of revenue	231	—	231	748	—	748
Gross profit	$(204)	$421	$217	$721	—	$721

The following table sets forth operating expenses by reportable segment for the three months ended March 31, 2026.

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
(in thousands)	Wholesale and Distribution	Digital Asset	Total	Wholesale and Distribution	Digital Asset	Total
Operating expenses
Salaries, benefits and payroll taxes	$1,055	$379	$1,434	$1,267	$—	$1,267
Strategic advisory warrants	—	240	240	—	—	—
General and administrative	1,360	2,629	3,989	2,823	—	2,823
Depreciation	126	—	126	106	—	106
Total operating expenses	$2,541	$3,248	$5,789	$4,196	$—	$4,196

Changes in fair value of digital assets are not included in segment gross profit and are reviewed separately by the CODM as part of treasury strategy, fair value exposure, and capital allocation activities.

The following table sets forth certain asset categories reviewed by the CODM in evaluating the Company’s reportable segments and liquidity profile:

	As of March 31, 2026			As of December 31, 2025
(in thousands)	Wholesale and Distribution	Digital Asset	Total	Wholesale and Distribution	Digital Asset	Total
Cash equivalents, including qualifying stablecoins	268	13,052	13,320	1,733	30,780	32,513
Accounts receivable, net	883	-	883	1,572	-	1,572
Digital asset loan receivable	-	235	235	-	-	-
Stablecoin-related protocol instruments	-	3,999	3,999	-	-	-
Digital assets – BERA & BERA-equivalents	-	34,232	34,232	-	36,555	36,555

The following table sets forth net revenue disaggregated by geography:

	Three Months Ended March 31,
(in thousands)	2026	2025
United States	$448	$1,469
Canada	—	—
Europe	—	—
Total net revenue	$448	$1,469

The following table sets forth our long-lived assets by geographic area, which consist of property and equipment, net, and operating lease right-of-use assets:

	As of
(in thousands)	March 31, 2026	December 31, 2025
United States	$122	$397
Canada	—	—
Europe	—	—
Total long-lived assets	$122	$397

There were no long-lived assets within the Digital Asset Segment as of March 31, 2026 or December 31, 2025. The Company’s digital asset activities are primarily comprised of digital assets, qualifying stablecoins, stablecoin-related protocol instruments, and related treasury activities, which are presented based on their nature, liquidity profile, and applicable accounting classification.

NOTE 12. SUBSEQUENT EVENTS

Reverse Stock Split

On April 2, 2026, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a one-for-eight reverse stock split of the Company’s issued and outstanding shares of Class A common stock, par value $0.01 per share, effective April 6, 2026.

As a result of the reverse stock split, every eight shares of Class A common stock issued and outstanding were automatically converted into one share of Class A common stock, without any change in par value per share. The reverse stock split did not change the authorized number of shares of Class A common stock.

No fractional shares were issued in connection with the reverse stock split. In lieu of fractional shares, stockholders otherwise entitled to receive a fractional share received a cash payment equal to such fraction multiplied by the closing sales price of the Class A common stock as reported on the Nasdaq Capital Market on the trading day immediately preceding the effective date of the reverse stock split.

All share and per-share amounts presented in these condensed consolidated financial statements and related notes have been retroactively adjusted for all periods presented to give effect to the reverse stock split.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of Greenlane Holdings, Inc. and its consolidated subsidiaries (“Greenlane” and, collectively with the Operating Company and its consolidated subsidiaries, the “Company”, “we”, “us” and “our”) for the quarterly period ended March 31, 2026 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and related notes of Greenlane Holdings, Inc. for the year ended December 31, 2025, which are included in our Annual Report on Form 10-K.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties that could cause actual results to differ materially, including those described under “Risk Factors” and elsewhere in this report. The Company undertakes no obligation to update forward-looking statements except as required by law. Many of the forward-looking statements are located in Part I, Item 2 of this Form 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could” and similar expressions. Examples of forward-looking statements include, without limitation:

●	our possible or assumed future results of operations;
●	our business strategies;
●	the success of our new digital asset treasury policy;
●	the volatile and unpredictable changes in the price of BERA;
●	the expected growth of the BERA ecosystem;
●	the effects of future regulation;
●	our compliance with Nasdaq listing requirements;
●	our competitive position, industry environment and potential growth opportunities;
●	our cash needs and financing plans;
●	macroeconomic conditions, capital market disruptions, geopolitical developments, inflation, and cryptocurrency volatility;
●	new or additional governmental regulation; and
●	the other factors described in the “Risk Factors” section of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025.

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Factors that might cause such a difference include those discussed in our filings with the SEC, under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”) and in other documents that we file from time to time with the Securities and Exchange Commission (the “SEC”).

Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances, or achievements expressed or implied by the forward-looking statements. These risks include, but are not limited to, those listed below and those discussed in greater detail in Part I, Item 1A of the 2025 Annual Report under the heading “Risk Factors.”

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

Business Transformation Overview

Fiscal year 2025 represented a significant strategic transition for the Company, as it shifted its primary capital allocation focus from wholesale and distribution operations to a digital asset treasury strategy centered on BERA.

Historically, operating results were driven by warehouse-based wholesale and direct-to-consumer sales. During 2025, the Company materially reduced that legacy footprint, substantially exited warehouse inventory, and transitioned the remaining commerce business to an asset-light, drop-ship model. While the Company continues to operate a scaled-down wholesale / distribution business, its financial profile is substantially influenced by digital asset activity.

On June 26, 2025 and April 6, 2026, the Company completed reverse stock splits to maintain compliance with Nasdaq listing requirements. All share and per share amounts presented herein reflect the impact of these reverse stock splits for all periods presented.

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

Overview

Greenlane Holdings, Inc. is a publicly traded company with a digital asset treasury strategy focused on the acquisition, management, and strategic deployment of BERA, the native token of the Berachain blockchain network.

As of March 31, 2026, a substantial majority of the Company’s balance sheet consisted of digital assets and U.S. dollar cash and dollar-pegged stablecoins, which are classified within cash and cash equivalents on the consolidated balance sheets. The Company’s financial condition, liquidity profile, and results of operations are therefore significantly influenced by digital asset market conditions, including the fair value of its BERA holdings.

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

The BERA Private Placement provided the capital foundation for the new digital asset treasury strategy (the “BERA Strategy”). In connection with the transaction:

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

BERA and the Berachain Ecosystem

Berachain is a decentralized, open-source, EVM-compatible layer-1 blockchain engineered for high throughput, low latency, and full compatibility with Ethereum tooling, smart contracts, and infrastructure. Berachain utilizes a novel PoL consensus mechanism that integrates network security with active liquidity provisioning. BERA is the native digital asset of the Berachain network and is used for transaction fees, staking, validator participation, and ecosystem incentives.

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

U.S. dollar-denominated stablecoins held directly in Company-controlled wallets that are readily convertible into U.S. dollars and subject to insignificant risk of changes in value are classified as cash equivalents. Stablecoins and stablecoin-related instruments deployed into DeFi protocols, staking arrangements, lending arrangements, synthetic yield strategies, or other activities that limit immediate redemption or introduce more than insignificant liquidity, counterparty, protocol, market structure, yield-strategy, or valuation risk are not classified as cash equivalents.

In connection with the October 2025 PIPE transaction, the Company agreed to certain contractual transfer restrictions on a portion of its BERA holdings. As of December 31, 2025, while these contractual provisions were in place, no operational lockup mechanism had been implemented, and the Company retained the ability to utilize such BERA for staking and other activities. An operational lockup mechanism was implemented in mid-February 2026, with restrictions scheduled to expire on April 23, 2026. Management concluded that, as of December 31, 2025, these contractual provisions did not impact the fair value measurement or classification of the Company’s BERA holdings.

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

Regulatory Considerations

The regulatory framework for digital assets remains evolving and uncertain. For a discussion of risks related to digital assets and the Company’s operations, see “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

The 2025 Reverse Stock Split did not change the par value of the Common Stock or the authorized number of shares of Common Stock. All outstanding options, restricted stock awards, warrants and other securities entitling their holders to purchase or otherwise receive shares of our Common Stock have been adjusted as a result of the 2025 Reverse Stock Split, as required by the terms of each security. The number of shares available to be awarded under our Amended and Restated 2019 Equity Incentive Plan have also been appropriately adjusted. See “Note 8 — Stockholders’ Equity” for more information.

On April 2, 2026, we filed a Certificate of Amendment to the A&R Charter with the Secretary of State of the State of Delaware, which effected a one-for-eight reverse stock split of our issued and outstanding shares of Common Stock, effective April 6, 2026 (the “2026 Reverse Stock Split, and, together with the 2025 Reverse Stock Split, the “Reverse Stock Splits”). As a result of the 2026 Reverse Stock Split, every eight shares of Common Stock issued and outstanding were converted into one share of Common Stock. No fractional shares were issued in connection with the 2026 Reverse Stock Split. In lieu of fractional shares, stockholders otherwise entitled to receive a fractional share received a cash payment equal to such fraction multiplied by the closing sales price of the Common Stock as reported on the Nasdaq Capital Market on the trading day immediately preceding the effective date of the 2026 Reverse Stock Split.

All share and per-share amounts presented in this Quarterly Report have been retroactively adjusted for all periods presented to give effect to the Reverse Stock Splits.

Nasdaq Minimum Bid Price Compliance

On March 25, 2026, Greenlane Holdings, Inc. (the “Company”) received a written notice (the “Notice”) from the Nasdaq Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that Nasdaq staff had determined to delist the Company’s Class A common stock, par value $0.01 per share (the “Common Stock”) from the Nasdaq Capital Market since it failed to maintain a minimum bid price of $1.00 per share for 30 consecutive business days, in violation of Nasdaq Listing Rule 5550(a)(2). The Company requested a hearing, which stayed the suspension of trading pending the outcome of the hearing.

On April 21, 2026, the Company was notified by Nasdaq that the Company has regained compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) and that the Company is therefore in compliance with the Nasdaq Capital Market’s listing requirements.

As a result, the Company’s hearing that had been scheduled for May 5, 2026, has been cancelled, and this matter is now closed. The Common Stock will continue to be listed and traded on The Nasdaq Capital Market.

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates and assumptions on an ongoing basis. We base our estimates on historical experience, outside advice from parties believed to be experts in such matters, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. See “Note 2—Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for a description of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

Fair value measurement of digital assets

Beginning in the fourth quarter of 2025, crypto assets within the scope of ASU 2023-08 are measured at fair value with changes recognized in earnings. The Company primarily uses quoted prices in active markets for identical assets when available (Level 1 inputs). When such prices are not available, the Company utilizes observable market data from secondary sources, including pricing aggregators and broker quotes (Level 2 inputs). Management applies judgment in determining the principal market and evaluates the reliability of pricing sources, including volume, accessibility, and consistency across exchanges. In periods of market dislocation or limited liquidity, alternative valuation approaches may be applied. Differences in these assumptions could materially impact reported fair values and results of operations.

The Company also maintains supporting schedules of significant crypto assets and performs daily to monthly reconciliations between wallet activity and the general ledger. Stablecoins held in Company-controlled wallets that are readily convertible to U.S. dollars are classified as cash equivalents based on management’s assessment of their high liquidity, short-term nature, and minimal risk of changes in value. This classification reflects the Company’s conclusion that such holdings are economically equivalent to cash and are used in treasury management activities. The Company evaluates counterparty risk, redemption mechanisms, and market liquidity in determining this classification. Stablecoins and stablecoin-related instruments deployed into decentralized finance (“DeFi”) protocols, staking arrangements, lending arrangements, synthetic yield strategies, or other activities that limit immediate redemption or introduce more than insignificant liquidity, counterparty, protocol, market structure, yield-strategy, or valuation risk are not classified as cash equivalents and are presented separately based on their nature and risk profile.

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

The outcome of these matters is inherently uncertain. Therefore, if one or more legal proceedings were resolved against us for amounts in excess of management’s expectations, our results of operations and financial condition, including in a particular reporting period in which any such outcome becomes probable and estimable, could be materially adversely affected. See “Note 5—Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information regarding these contingencies.

Recent Accounting Pronouncements

See “Note 2 — Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for a description of the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements.

Results of Operations

The following table presents operating results for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,
			% of Net revenue		Change
	2026	2025	2026	2025	$	%

Net revenue	$448	1,469	100.0%	100.0%	$(1,021)	(69.5)%
Cost of sales	231	748	51.6%	50.9%	(517)	(69.1)%
Gross profit	217	721	48.4%	49.1%	(504)	(69.9)%

Operating expenses:
Salaries, benefits and payroll taxes	1,434	1,267	320.1%	86.3%	167	13.2%
Stock-based compensation – strategic advisory warrants	240	—	53.6%	—	240	100%
General and administrative	3,989	2,823	890.4%	192.2%	1,166	41.3%
Depreciation and amortization	126	106	28.1%	7.2%	20	18.9%
Total operating expenses	5,789	4,196	1,292.2%	285.7%	1,593	38.0%
Loss from operations	(5,572)	(3,475)	(1,243.8)%	(236.6)%	(2,097)	60.3%

Other income (expense), net:
Interest income (expense), net	34	(391)	7.6%	(26.6)%	425	(108.7)%
Change in fair value of digital assets	(12,869)	—	(2,872.5)%	—	(12,869)	100%
Other income (expense), net	196	(1)	43.7%	(0.1)%	197	(19,699.1)%
Total other income (expense), net	(12,639)	(392)	(2,821.2)%	(26.7)%	(12,247)	3,124.2%
Loss before income taxes	(18,211)	(3,867)	4,065.0%	(263.3)%	(14,344)	370.9%
Provision for (benefit from) income taxes	—	—	—%	—%	—	—%
Net loss	(18,211)	(3,867)	(4,065.0)%	(263.3)%	(14,344)	370.9%
Less: Net income attributable to non-controlling interest	149	—	33.3%	—%	149	100%
Net loss attributable to Greenlane Holdings, Inc.	$(18,360)	(3,867)	(4,098.2)%	(263.3)%	$(14,493)	374.8%

Consolidated Results of Operations

Beginning in the fourth quarter of 2025, the Company’s results reflect two reportable segments: the Wholesale and Distribution Segment and the Digital Asset Segment. Net revenue includes both net sales from the Company’s legacy wholesale and distribution business and staking revenue generated from the Company’s digital asset treasury activities. Cost of sales relates to the Wholesale and Distribution Segment, as staking revenue from the Digital Asset Segment does not currently have associated cost of revenue. Operating expenses are reviewed by management by reportable segment, as further described in “Note 11 — Segment Reporting.”

Digital Asset Operations

Beginning in October 2025, the Company transitioned to a digital asset treasury strategy following a $110.7 million private investment in public equity transaction, which included cash, stablecoins, and BERA, the principal token of the Berachain ecosystem. During the remainder of 2025 and the three months ended March 31, 2026, the Company deployed a portion of its cash and stablecoin balances to acquire additional BERA.

During the fourth quarter of 2025 and into the first quarter of 2026, digital asset markets experienced broad-based volatility and price declines. The Company’s BERA holdings were also impacted by market volatility. For the three months ended March 31, 2026, the Company recognized a fair value loss on digital assets of approximately $12.9 million. The Company also recognized approximately $0.4 million of staking revenue during the period.

Wholesale and Distribution Operations

During 2025, the Company reduced the scale of its warehouse-based wholesale and distribution activities and transitioned the remaining commerce business to an asset-light, drop-ship model supported by its existing e-commerce platform, vapor.com. The Company continues to operate this business, but at a reduced scale compared to the prior-year period.

Net Revenue

For the three months ended March 31, 2026, net revenue was approximately $0.4 million, compared to approximately $1.5 million for the same period in 2025, representing a decrease of approximately $1.0 million, or 70%. Net revenue for the three months ended March 31, 2026 included approximately $27 thousand of net sales from the Wholesale and Distribution Segment and approximately $417 thousand of staking revenue from the Digital Asset Segment. The year-over-year decrease was primarily attributable to lower sales volume, reduced inventory availability, and the transition of the legacy business to a lower-scale operating model, partially offset by staking revenue generated from the Digital Asset Segment. See “Note 11 — Segment Reporting” for additional information.

Cost of Sales and Gross Margin

For the three months ended March 31, 2026, cost of sales was approximately $0.2 million, compared to approximately $0.7 million for the same period in 2025, representing a decrease of approximately $0.5 million, or 69%. Cost of sales for both periods related exclusively to the Wholesale and Distribution Segment and did not include costs associated with staking revenue from the Digital Asset Segment. The decrease was primarily driven by lower legacy wholesale and distribution sales volume and the Company’s transition to a reduced-scale, asset-light operating model.

Consolidated gross margin was approximately 48% for the three months ended March 31, 2026, compared to approximately 49% for the same period in 2025. The consolidated gross margin percentage reflects the inclusion of approximately $421 thousand of staking revenue from the Digital Asset Segment, which does not currently have associated cost of revenue, together with the reduced-scale Wholesale and Distribution Segment, which generated approximately $27 thousand of net revenue and approximately $231 thousand of cost of sales. Accordingly, consolidated gross margin is not directly comparable to the gross margin of the legacy wholesale and distribution business on a stand-alone basis. See “Note 11 — Segment Reporting” for additional information.

Salaries, Benefits and Payroll Taxes

Salaries, benefits and payroll taxes were approximately $1.4 million for the three months ended March 31, 2026, compared to approximately $1.3 million for the same period in 2025. The increase was primarily attributable to stock-based compensation expense related to employee equity awards granted in October 2025, partially offset by lower headcount and reduced legacy operating activity.

Stock based compensation – strategic advisory warrants

Stock-based compensation expense related to strategic advisory warrants was approximately $0.2 million for the three months ended March 31, 2026, compared to $0 for the same period in 2025. The increase was attributable to strategic advisory warrants issued in connection with the Company’s digital asset treasury transition. These awards are accounted for under ASC 718, and the related grant-date fair value is recognized over the applicable service periods. The expense is non-cash in nature and is presented separately within operating expenses.

General and Administrative Expenses

General and administrative expenses were approximately $4.0 million for the three months ended March 31, 2026, compared to approximately $2.8 million for the same period in 2025. The increase was primarily attributable to higher legal, professional, advisory, insurance and public company costs. The 2026 period included approximately $2.3 million of elevated legal, professional, and advisory costs related to Nasdaq compliance and delisting appeal matters, reverse stock split activities, employment and compensation matters, legacy facility exits, and the termination of the new facility lease. These costs were elevated during the period and are not expected to recur at the same level in future periods.

Depreciation and Amortization Expense

Depreciation and amortization expense was approximately $0.1 million for each of the three months ended March 31, 2026 and 2025. Depreciation and amortization expense remained relatively consistent year over year as there were no significant additions to fixed assets during the period.

Interest income (expense), net

Interest income, net was approximately $34 thousand for the three months ended March 31, 2026, compared to approximately $0.4 million interest expense for the same period in 2025. The improvement was primarily attributable to the repayment of the Company’s outstanding debt in February 2025.

Change in fair value of digital assets

Digital assets consisted primarily of BERA held in the Company’s digital asset treasury. These assets are remeasured to fair value at the end of each reporting period, with changes recognized in earnings. For the three months ended March 31, 2026, the Company recognized a fair value loss of approximately $12.9 million, primarily driven by market fluctuations in BERA. As of March 31, 2026, the fair value of digital assets on the condensed consolidated balance sheet was approximately $34.2 million.

Other Income (Expense), Net

Other income (expense), net was an expense of approximately $0.2 million for the three months ended March 31, 2026, compared to approximately $0 for the same period in 2025. The increase in expense was primarily attributable to foreign currency remeasurement and related legacy balance sheet cleanup activity.

Liquidity and Capital Resources

As of March 31, 2026, the Company had approximately $13.3 million of cash and cash equivalents, $4.0 million in stablecoin-related instruments, $34.2 million in digital asset holdings, and working capital of approximately $13.8 million, compared to $32.5 million of cash and cash equivalents and working capital of approximately $28.9 million as of December 31, 2025. The decrease in working capital was primarily attributable to cash used in operations and purchases of digital assets during the quarter.

The Company’s primary sources of liquidity to meet near-term operating needs are cash and cash equivalents, including qualifying U.S. dollar-denominated stablecoins, and proceeds from equity issuances. Stablecoin-related instruments that do not qualify as cash equivalents are excluded from cash and cash equivalents and presented based on their nature and risk profile.

Digital assets are subject to price volatility and market liquidity constraints, which may impact the Company’s ability to convert such assets into cash at expected values or within desired timeframes.

The Company had no outstanding debt as of March 31, 2026. The Company may opportunistically access capital markets, including through its at-the-market offering program, but management does not believe the Company is dependent on additional financing to meet its near-term obligations.

The Company’s contractual obligations are primarily limited to short-term vendor arrangements and are not material individually or in the aggregate. The Company’s liquidity may be impacted by fluctuations in digital asset prices, timing of capital deployment, and other risks described in “Risk Factors.”

On January 7, 2026, the Company entered into a Sales Agreement with Yorkville Securities, LLC pursuant to which the Company may, from time to time, offer and sell shares of its Class A common stock through or to Yorkville, acting as sales agent or principal. On January 7, 2026, the Company filed a prospectus supplement in connection with the ATM Offering for up to $5.4 million of shares of Class A common stock. As of the date of this Quarterly Report, the Company has not made any sales under the ATM Offering.

During the first quarter of 2026, the Company continued executing its digital asset treasury strategy. In connection with this strategy, the Company entered into token purchase and lending arrangements with Berachain Operations Corporation to facilitate BERA acquisition activity. The Company’s maximum exposure under the lending arrangement during the quarter was $5.0 million, of which approximately $0.2 million remained outstanding as of March 31, 2026. The Company monitors these arrangements through its digital asset governance framework, including Digital Assets Committee oversight and related-party review procedures.

Liquidity Outlook and Going Concern

Management has evaluated the Company’s ability to continue as a going concern in accordance with ASC 205-40. Based on the Company’s current cash position, cash equivalents, digital asset holdings, and expected operating cash flows, management believes that there is no substantial doubt about the Company’s ability to continue as a going concern for at least twelve months from the date of issuance of these condensed consolidated financial statements.

On April 7, 2026, the board of directors of the Company authorized the repurchase by the Company of up to $2 million of the Company’s outstanding shares of Class A common stock (the “Repurchase Plan”). The Company may buy back its shares of Class A common stock from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, pursuant to Rule 10b-18 of the Exchange Act, and federal and state laws governing such transactions, through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, or one or more trading plans adopted in accordance with Rule 10b5-1 of the SEC or by any combination of such methods. The Repurchase Program does not oblige the Company to acquire any specific number of shares or any shares at all, and may be modified, discontinued, or suspended at any time. As of the date hereof, the Company has not made any repurchases under the Repurchase Plan.

The Company’s near-term focus is maintaining liquidity, executing its digital asset treasury strategy, and aligning operating costs against its current business model. The Company may seek additional capital opportunistically depending on market conditions and strategic priorities.

As of March 31, 2026, the Company did not have any off-balance sheet arrangements that are reasonably likely to have a material effect on its financial condition, results of operations, or liquidity.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash used in operating activities	$(4,830)	$(3,445)
Net cash used in investing activities	(14,363)	(16)
Net cash provided by financing activities	—	11,078

Net Cash (Used in) Provided by Operating Activities

During the three months ended March 31, 2026, net cash used in operating activities was approximately $4.8 million. Operating cash use was primarily driven by the Company’s net loss of $18.2 million, adjusted for non-cash items, including the $12.9 million fair value loss on digital assets, stock-based compensation, depreciation and amortization, and changes in working capital.

During the three months ended March 31, 2025, net cash used in operating activities was approximately $3.4 million, primarily driven by the Company’s net loss of $3.9 million, adjusted for non-cash items and changes in working capital.

Net Cash Used in Investing Activities

During the three months ended March 31, 2026, net cash used in investing activities was approximately $14.4 million, primarily related to purchases of digital assets and stablecoin-related protocol instruments as part of the Company’s digital asset treasury strategy.

During the three months ended March 31, 2025, net cash used in investing activities was approximately $16,000, primarily related to capital expenditures.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2026, there was no cash provided by or used in financing activities.

During the three months ended March 31, 2025, net cash provided by financing activities was approximately $11.1 million, primarily consisting of approximately $19.0 million in proceeds from the February 2025 private placement, partially offset by approximately $8.0 million in debt repayments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and pursuant to Item 305 of Regulation S-K we are not required to provide quantitative and qualitative disclosures about market risk.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described in Item 9A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2025, which have not yet been remediated as of March 31, 2026.

Material Weaknesses Remediation Plan and Status

As previously described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2025, management’s remediation efforts are focused on strengthening the Company’s control environment, enhancing information technology general controls, formalizing control activities, and implementing robust processes over the Company’s digital asset treasury operations.

During the quarter ended March 31, 2026, management continued executing its remediation plan and made progress in several key areas.

With respect to information systems and access controls, the Company is actively implementing a new enterprise resource planning (“ERP”) system to support its financial reporting, consolidation, and control environment. The ERP implementation is currently in progress, with a targeted go-live date of July 1, 2026. As part of this implementation, management is designing enhanced role-based access controls, segregation of duties, user provisioning and de-provisioning procedures, and formalized controls over system changes and user access management. In addition, management has implemented multi-factor authentication and periodic user access review procedures over critical financial applications. These efforts are intended to strengthen the Company’s information technology general controls and address previously identified material weaknesses related to system access and technology controls.

To address the material weaknesses related to the Company’s digital asset treasury operations, management has developed and placed into use an internal treasury reporting application designed to support digital asset custody tracking, wallet completeness validation, transaction reconciliation, fair value measurement, and period-end financial reporting. During the quarter, management performed internal testing of the application’s completeness and accuracy, including reconciliation of wallet activity to blockchain records, validation of wallet balances, testing of market pricing inputs, and verification of digital asset conversion methodologies used in determining U.S. dollar fair values. In addition, the Company’s information technology department completed a cybersecurity and access controls assessment of the application and implemented additional security enhancements. The Company has also engaged third-party specialists to independently evaluate the design, implementation, and operating effectiveness of these controls. This independent assessment remains in process.

In addition, management continues to strengthen the Company’s overall control environment and control activities through the formalization of accounting policies and procedures, implementation of standardized account reconciliation processes, enhanced journal entry preparation and review protocols, and improvements to the financial statement close process. Management is also reducing reliance on manual and off-platform processes through increased use of system-based reporting solutions and enhanced documentation standards.

The Company is further enhancing its monitoring activities through periodic management reviews, internal control testing, and remediation tracking procedures. Control deficiencies identified through these monitoring activities are evaluated timely, communicated to responsible parties, and tracked through completion. Management continues to provide regular updates regarding remediation progress to senior leadership and the Audit Committee.

While management believes the actions described above are addressing the identified material weaknesses, the material weaknesses will not be considered remediated until the applicable controls have been fully designed, implemented, and operated effectively for a sufficient period of time.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2026, management continued implementing changes to its internal control over financial reporting related to the Company’s ERP modernization efforts and digital asset treasury control environment, including enhancements to user access controls, digital asset valuation methodologies, wallet completeness validation, and treasury reporting processes. These changes are part of management’s remediation efforts; however, the related controls have not operated for a sufficient period of time to conclude that the identified material weaknesses have been remediated.

Except as described above, there were no changes to our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, see Note 5 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 31, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Greenlane Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to Greenlane’s Quarterly Report on Form 10-Q, filed November 15, 2021).
3.2	Second Amended and Restated By-Laws of Greenlane Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to Greenlane’s Current Report on Form 8-K, filed April 25, 2019).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Greenlane Holdings, Inc., effective August 9, 2022 (Incorporated by reference to Exhibit 3.1 to Greenlane’s Current Report on Form 8-K, filed on August 4, 2022).
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Greenlane Holdings, Inc., dated April 17, 2025 (Incorporated by reference to Exhibit 3.1 to Greenlane’s Current Report on Form 8-K, filed on April 17, 2025).
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Greenlane Holdings, Inc., dated June 26, 2025 (Incorporated by reference to Exhibit 3.5 to Greenlane’s Annual Report on Form 10-K, filed March 31, 2026)
3.6	Amendment to the Second Amended and Restated Bylaws of Greenlane Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to Greenlane’s Current Report on Form 8-K, filed on April 12, 2023).
3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Greenlane Holdings, Inc., dated April 2, 2026 (Incorporated by reference to Exhibit 3.1 to Greenlane’s Current Report on Form 8-K, filed on April 6, 2026).
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders’ Equity, and (iv) Condensed Consolidated Statements of Cash Flows. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104**	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL.

* The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Greenlane Holdings, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of such Form 10-Q), irrespective of any general incorporation language contained in such filing.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREENLANE HOLDINGS, INC.

Date: May 15, 2026	By:	/s/ Jason Hitchcock
Jason Hitchcock
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Vanessa Guzmán-Clark
Vanessa Guzmán-Clark
Chief Financial Officer
(Principal Financial Officer)

