Form 10-Q
period 2026-06-30
Greenlane Holdings, Inc.
filed 2026-08-14
CIK 1743745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 12, 2026, Greenlane Holdings, Inc. had 694,544 shares of Class A common stock outstanding.

GREENLANE HOLDINGS, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GREENLANE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,065	$32,513
Accounts receivable, net of allowance of $198 and $1,511 at June 30, 2026 and December 31, 2025, respectively	13	1,572
Stablecoin-related protocol instruments	8,057	—
Other current assets	1,309	2,001
Total current assets	15,444	36,086

Property and equipment, net	—	253
Operating lease right-of-use assets	—	144
Digital assets	16,442	36,555
Other assets	140	1,893
Total assets	$32,026	$74,931

LIABILITIES
Current liabilities
Accounts payable	$6,014	$5,414
Accrued expenses and other current liabilities (Note 6)	529	1,627
Current portion of operating leases	—	166
Total current liabilities	6,543	7,207

Total liabilities	6,543	7,207
Commitments and contingencies (Note 5)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share, 1,800,000,000 shares authorized, 694,544 and 603,696 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively*	7	6
Class B common stock, $0.0001 par value per share, 30,000,000 shares authorized, and 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025*	—	—
Additional paid-in capital*	429,178	428,111
Accumulated deficit	(403,702)	(360,509)
Accumulated other comprehensive income	—	265
Total stockholders’ equity attributable to Greenlane Holdings, Inc.	25,483	67,873
Non-controlling interest	—	(149)
Total stockholders’ equity	25,483	67,724
Total liabilities and stockholders’ equity	$32,026	$74,931

*	After giving effect to the Reverse Stock Splits - See Note 8 - Stockholders’ Equity.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net revenue	$82	$788	$109	$2,257
Cost of sales	50	786	282	1,534
Gross profit (loss)	32	2	(173)	723

Staking and yield revenue, net	309	—	729	—

Operating expenses:
Salaries, benefits and payroll taxes	738	1,119	2,172	2,386
Stock-based compensation – strategic advisory warrants	236	—	476	—
General and administrative	2,525	1,938	6,511	4,762
Depreciation and amortization	126	201	253	307
Total operating expenses	3,625	3,258	9,412	7,455
Loss from operations	(3,284)	(3,256)	(8,856)	(6,732)

Other income (expense), net:
Interest income (expense), net	22	—	56	(391)
Change in fair value of digital assets	(19,142)	—	(32,011)	—
Impairment of investments	(1,769)	—	(1,769)	—
Other income (expense), net	(665)	41	(469)	41
Total other income (expense), net	(21,554)	41	(34,193)	(350)
Loss before income taxes	(24,838)	(3,215)	(43,049)	(7,082)

Provision for (benefit from) income taxes	(5)	—	(5)	—
Net loss	(24,833)	(3,215)	(43,044)	(7,082)
Less: Net income attributable to non-controlling interest	—	—	149	—
Net loss attributable to Greenlane Holdings, Inc.	$(24,833)	$(3,215)	$(43,193)	$(7,082)
Net loss attributable to Class A common stock per share - basic and diluted (Note 8)*	$(6.06)	$(25.46)	$(10.60)	$(111.42)
Weighted-average shares of Class A common stock outstanding - basic and diluted (Note 8)*	4,097,688	126,277	4,075,852	63,562

Other comprehensive income (loss) attributable to Greenlane Holdings, Inc.:
Reclassification adjustment for accumulated foreign currency translation gain included in net loss	—	—	(265)	—
Other comprehensive income (loss)	—	—	(265)	—
Comprehensive loss attributable to Greenlane Holdings, Inc.	$(24,833)	$(3,215)	$(43,458)	$(7,082)

*	After giving effect to the Reverse Stock Splits - See Note 8 - Stockholders’ Equity.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

	Class A Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non-Controlling	Total Stockholders’
	Shares*	Amount	Capital*	Deficit	Income (Loss)	Interest	Equity
Balance December 31, 2025	603,696	$6	$428,111	$(360,509)	$265	$(149)	$67,724
Net loss	—	—	—	(18,360)	—	149	(18,211)
Exercise of pre-funded warrants	26,250	—	—	—	—	—	—
Equity-based compensation	—	—	592	—	—	—	592
Strategic advisory warrants	—	—	240	—	—	—	240
Reclassification of accumulated foreign currency translation gain	—	—	—	—	(265)	—	(265)
Balance March 31, 2026	629,946	$6	$428,943	$(378,869)	$—	$—	$50,080
Net loss	—	—	—	(24,833)	—	—	(24,833)
Exercise of pre-funded warrants	33,085	1	(1)	—	—	—	—
Exercise of strategic advisory warrants	31,627	—	—	—	—	—	—
Strategic advisory warrants	—	—	236	—	—	—	236
Fractional shares eliminated in connection with reverse stock split	(114)	—	—	—	—	—	—
Balance June 30, 2026	694,544	$7	$429,178	$(403,702)	$—	$—	$25,483

	Class A Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non-Controlling	Total Stockholders’
	Shares*	Amount	Capital*	Deficit	Income (Loss)	Interest	Equity
Balance December 31, 2024	378	$—	$281,091	$(274,929)	$265	$(149)	$6,278
Net loss	—	—	—	(3,867)	—	—	(3,867)
Exercise of Class A warrants	198	—	11	—	—	—	11
Issuance of Class A shares and warrants	814	—	20,722	—	—	—	20,722
Balance March 31, 2025	1,390	$—	$301,824	$(278,796)	$265	$(149)	$23,144
Net loss	—	—	—	(3,215)	—	—	(3,215)
Exercise of pre-funded warrants	171,929	14	(14)	—	—	—	—
Issuance of Class A shares and warrants	—	—	3	—	—	—	3
Balance June 30, 2025	173,319	$14	$301,813	$(282,011)	$265	$(149)	$19,932

*	After giving effect to the Reverse Stock Splits - See Note 8 - Stockholders’ Equity.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(43,044)	$(7,082)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	253	307
Strategic advisory warrants	476	—
Stock-based compensation	592	—
Realized foreign currency gain	(265)	—
Non-cash staking revenue	(668)	—
Write-off vendor deposits and accrued liabilities	(1,493)	—
Change in fair value of digital assets	32,011	—
Impairment of investments	1,769	—
Accretion of debt discount	—	284
Provision for doubtful accounts	1,251	673
Digital assets transaction fees	63	—
Changes in operating assets and liabilities:
Accounts receivable	308	(206)
Inventories	—	(137)
Vendor deposits	—	564
Other current assets	692	88
Accounts payable	2,077	(1,075)
Accrued expenses and other liabilities	(1,120)	(116)
Customer deposits	—	(1,195)
Net cash and cash equivalents used in operating activities	(7,098)	(7,895)
Cash flows from Investing Activities:
Purchases of property and equipment, net	—	(68)
Purchases of digital assets	(11,293)	—
Purchases of Stablecoin-related protocol instruments	(8,057)	—
Net cash and cash equivalents used in investing activities	(19,350)	(68)
Cash flows from Financing Activities:
Proceeds from issuance of Class A common stock and warrants	—	20,746
Repayments of notes payable	—	(7,958)
Net cash and cash equivalents provided by financing activities	—	12,788
Net (decrease) increase in cash and cash equivalents	(26,448)	4,825
Cash and cash equivalents, beginning of the period	32,513	899
Cash and cash equivalents, end of period	$6,065	$5,724

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(in thousands)

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$107

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENLANE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2026 and 2025

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

As of June 30, 2026 and December 31, 2025, respectively, a substantial majority of our balance sheet consisted of BERA and U.S. dollar cash and U.S. dollar-denominated stablecoins. Our financial condition, liquidity, and results of operations are therefore highly sensitive to digital asset market conditions and the performance of the Berachain ecosystem. Stablecoin-related instruments that are deployed into protocol or yield strategies are presented based on the nature of the arrangement and are not classified as cash equivalents.

We continue to operate a reduced-scale legacy commerce business through vapor.com, which now functions solely as a drop-ship referral service. The Company holds no inventory, does not handle or manufacture physical goods, and earns referral-based revenue on orders fulfilled directly by third-party suppliers. This business is managed for efficiency and cash generation rather than growth.

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

The Company incurred a net loss of $43.0 million for the six months ended June 30, 2026, including a non-cash fair value loss on digital assets of $32.0 million. Net loss attributable to Greenlane Holdings, Inc. was $43.2 million for the six months ended June 30, 2026. The Company used $7.1 million of cash and cash equivalents in operating activities during the six months ended June 30, 2026. As of June 30, 2026, the Company had $6.1 million of cash and cash equivalents, $8.1 million of Stablecoin-related protocol instruments and $16.4 million of digital assets.

Management has evaluated the Company’s ability to continue as a going concern in accordance with ASC 205-40. Based on cash and cash equivalents on hand, together with its Stablecoin-related protocol instruments, expected operating cash flows, and management’s plans to reduce operating costs, simplify operations, monetize legacy assets, and manage its digital asset treasury strategy, management believes the Company has sufficient liquidity to meet its obligations for at least twelve months from the issuance date of these condensed consolidated financial statements. Accordingly, management concluded that there is no substantial doubt about the Company’s ability to continue as a going concern for at least twelve months from the issuance date of these condensed consolidated financial statements.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2025. The condensed consolidated results of operations for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or any other future annual or interim period. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair statement of the Company’s financial position and operating results. Certain reclassifications have been made to prior year amounts or balances to conform to the presentation adopted in the current year.

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

Segment Reporting

We manage our business through operating and reportable segments based on the information regularly reviewed by our chief operating decision maker (“CODM”) to assess performance and allocate resources. In connection with the launch of the digital asset treasury strategy in October 2025 and management’s ongoing assessment under ASC 280, Segment Reporting, the Company determined that, beginning in the fourth quarter of 2025, it has two operating and reportable segments: Wholesale and Distribution, consisting of legacy e-commerce and drop-ship operations, and Digital Assets, consisting of digital asset treasury activities, including acquisition, staking, and validator participation related to BERA. The Company’s CODM is a committee comprised of the Chief Executive Officer and Chief Financial Officer. The CODM evaluates performance based on segment net revenue, gross profit (loss), selected operating expenses, and capital allocation. Segment results are reconciled to consolidated totals.

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

For the six months ended June 30, 2026, the Company presented aUSDC and sUSDe as Stablecoin-related protocol instruments within current assets. These instruments were excluded from cash and cash equivalents.

Fair value for Stablecoin-related protocol instruments is determined with reference to the quoted market price of the underlying U.S. dollar-denominated stablecoin, adjusted for the applicable protocol’s published exchange rate, accrual index, or redemption ratio as of the measurement date. These instruments are classified within Level 2 of the fair value hierarchy because their value is derived from observable inputs other than quoted prices in active markets for the instruments themselves.

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

Staking and Yield Revenue

The Company earns staking and yield revenue through its digital asset treasury activities. Staking revenue is earned through the Company’s participation in staking, validator, and related protocol activities within the Berachain ecosystem. Yield revenue is earned on stablecoins and stablecoin-related instruments deployed into protocols, lending arrangements, and other Board-approved treasury activities.

Staking and yield revenue is recognized when the Company obtains control of the awarded digital asset or other consideration and the amount is measurable. Amounts received in BERA or BERA-equivalent tokens are initially measured at fair value on the date control is obtained; amounts received in stablecoins are measured at the consideration received. Staking and yield revenue is presented separately from net sales in the condensed consolidated statements of operations and comprehensive loss. After initial recognition, digital assets received through staking activities are accounted for as digital assets and remeasured at fair value each reporting period, with changes in fair value recognized in earnings within changes in fair value of digital assets.

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

The Company holds digital assets consisting primarily of BERA and BERA-equivalent holdings. Native BERA and BERA-equivalent holdings, including staked, wrapped, or protocol-based receipt tokens, are each measured at fair value using quoted prices in active markets for the respective identical asset. Management separately monitors the conversion relationship between BERA-equivalent holdings and native BERA for treasury management and performance reporting purposes; such conversion metrics are not used to measure fair value. The Company uses treasury reporting tools to support custody tracking, wallet reconciliation, and conversion-rate documentation; such tools are not the primary pricing source for fair value measurement.

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

Our financial instruments measured at fair value on a recurring basis were as follows at the dates indicated (in thousands):

	Consolidated	Fair Value at June 30, 2026
(in thousands)	Balance Sheet Caption	Level 1	Level 2	Level 3	Total
Assets:
aUSDC and sUSDe	Stablecoin-related protocol instruments	$—	$8,057	$—	$8,057
BERA and BERA-equivalent tokens	Digital assets	16,442	—	—	16,442
Total Assets		$16,442	$8,057	$—	$24,499

	Consolidated	Fair Value at December 31, 2025
(in thousands)	Balance Sheet Caption	Level 1	Level 2	Level 3	Total
Assets:
BERA and BERA-equivalent tokens	Digital assets	$36,555	$—	$—	$36,555
Total Assets		$36,555	$—	$—	$36,555

Digital assets included in these tables consist of BERA and BERA-equivalent tokens. Stablecoins classified as cash equivalents are excluded from the tables above because they are carried at amounts that approximate fair value due to their short-term nature and redeemability into U.S. dollars. Fair value for Stablecoin-related protocol instruments is determined with reference to the quoted market price of the underlying U.S. dollar-denominated stablecoin, adjusted for the applicable protocol’s published exchange rate, accrual index, or redemption ratio as of the measurement date. These instruments are classified within Level 2 of the fair value hierarchy because their value is derived from observable inputs other than quoted prices in active markets for the instruments themselves.

There were no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy during the six months ended June 30, 2026 or the year ended December 31, 2025.

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

The Company evaluates the investment each reporting period for impairment indicators and observable price changes. During the three and six months ended June 30, 2026, the Company identified impairment indicators and recorded an impairment charge of approximately $1.8 million to reduce the carrying value of the investment to its estimated fair value of approximately $0.1 million, which is included in “Impairment of investments” in the condensed consolidated statements of operations and comprehensive loss. The entire charge was recorded during the three months ended June 30, 2026. The Company did not identify any impairment or observable price changes requiring adjustment during the three and six months ended June 30, 2025.

This nonrecurring fair value measurement was classified within Level 3 of the fair value hierarchy. Fair value was estimated on a net asset (liquidation) basis, reflecting the investee’s total equity value and the priority of its cumulative preferred liquidation preferences relative to the Company’s investment, as observable pricing from the investee’s most recent financing rounds was not for identical securities and therefore was not used as the primary basis for the estimate.

As of June 30, 2026 and December 31, 2025, the carrying value of the Company’s investment in Airgraft Inc. was approximately $0.1 million and $1.9 million, respectively, and was included within “Other assets” in the condensed consolidated balance sheets.

NOTE 4. LEASES

Greenlane as a Lessee

As of June 30, 2026, the Company had no material operating lease right-of-use assets or operating lease liabilities, as substantially all leased facilities had been exited or terminated.

Rent expense under operating leases was $0 for the three months ended June 30, 2026, compared to approximately $0.2 million for the three months ended June 30, 2025. Rent expense under operating leases was approximately $0.2 million and $0.7 million for the six months ended June 30, 2026 and 2025, respectively.

The following expenses related to our operating leases were included in “general and administrative” expenses within our condensed consolidated statements of operations and comprehensive loss:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2026	2025	2026	2025
Operating lease cost	—	234	217	736
Variable lease cost	—	—	—	—
Total lease cost	$—	$234	$217	$736

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

Antitrust Cases

The Company is a defendant in various consumer and direct purchaser class action lawsuits alleging antitrust violations in connection with the distribution of CCELL products. These matters include actions filed in federal courts in California and involve substantially similar allegations against the Company and other distributors. The Company is vigorously defending these matters together with co-defendants.

With respect to the direct purchaser actions, the Company believes a loss is probable; however, the Company is unable to reasonably estimate the amount of the loss or range of loss at this time.

With respect to the consumer class action antitrust matters, the Company is unable to estimate a reasonably possible loss or range of loss, if any, at this time.

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

On November 15, 2024, Vaporous Technologies, Inc. brought a suit for liquidated damages in the amount of approximately $0.7 million under the September 2020 Manufacturing Agreement against Warehouse Goods, LLC. On May 8, 2026, the Company entered into a settlement agreement resolving this matter for an aggregate amount of $400,000. As of June 30, 2026, $325,000    remained outstanding under the settlement and is included in accounts payable on the condensed consolidated balance sheet. The Company has no further exposure under this matter.

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

The Company maintains an accrual of approximately $0.1 million and $0.5 million as of June 30, 2026 and December 31, 2025, respectively, related to legal matters. This accrual does not necessarily relate to any individual matter described above, and the Company cannot estimate additional reasonably possible losses, if any, at this time.

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

NOTE 6. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Accounts Receivable, net

Accounts receivable, net is as follows (in thousands):

	Period Ended
	June 30, 2026	December 31, 2025
Accounts receivable amortized cost	$211	$3,083
Allowance for credit losses	(198)	(1,511)
Net accounts receivable	$13	$1,572

The following table summarizes the changes in the allowance for credit losses for accounts receivable (in thousands):

	June 30, 2026	December 31, 2025
Balance, beginning of period	$(1,511)	$(2,616)
Provision for expected credit losses, net	(1,251)	(1,974)
Write-offs	2,564	3,079
Balance, end of period	$(198)	$(1,511)

Property and Equipment, net

The following is a summary of our property and equipment, at costs less accumulated depreciation and amortization:

(in thousands)	Estimated useful life	June 30, 2026	December 31, 2025
Furniture, equipment and software	3 - 7 years	$—	$7,879
Leasehold improvements	Lesser of lease term or 5 years	—	33
		—	7,912
Less: accumulated depreciation		—	7,659
Property and equipment, net		$—	$253

Depreciation expense for property and equipment was approximately $0.1 million and $0.2 million for the three months ended June 30, 2026 and 2025, respectively. Depreciation expense for property and equipment was approximately $0.3 million and $0.3 million for the six months ended June 30, 2026 and 2025, respectively. The Company wrote off its remaining property and equipment during the three months ended June 30, 2026 and had no property and equipment as of June 30, 2026.

Other Current Assets

The following table summarizes the composition of other current assets as of the dates indicated:

(in thousands)	June 30, 2026	December 31, 2025
Prepaid expenses	$1,109	$1,279
Customs bonds	200	500
Other	—	222
Other current assets	$1,309	$2,001

Accrued Expenses and Other Current Liabilities

The following table summarizes the composition of accrued expenses and other current liabilities as of the dates indicated:

(in thousands)	June 30, 2026	December 31, 2025
Legal contingencies accrual	$91	$500
Accrued employee compensation	28	154
Other accrued expenses	410	973
	$529	$1,627

Related Party Transactions

On October 24, 2025, the Company appointed its Chief Investment Officer, Ben Isenberg, to manage digital-asset treasury activities. The Chief Investment Officer has relationships within the Berachain ecosystem, and is also the owner of BSQD Corp., a liquidity provider with which the Company may transact to execute BERA acquisitions. Such transactions are subject to review and approval by the Company’s Digital Assets Committee prior to execution.

Renah Persofsky, who served as a Greenlane Director until October 23, 2025, is a Principal Owner of Green Gruff USA Inc, (“Green Gruff”). In January 2025 the Company entered into an amended distribution agreement with Green Gruff. During the three months ended June 30, 2026, the Company did not recognize material revenue or cost of goods sold from transactions with Green Gruff.

On February 4, 2026, Greenlane Subsidiary Inc., a wholly owned subsidiary of the Company, entered into a Token Purchase and Sale Agreement and a Token Lending Agreement with Berachain Operations Corporation. Under the Token Lending Agreement, the Company may lend USDC and/or USDT stablecoins to Berachain Operations Corporation. The lending arrangement is intended to facilitate BERA acquisition activity under the Token Purchase and Sale Agreement. Under the Token Purchase and Sale Agreement, the Company may request to purchase tranches of BERA tokens from Berachain Operations Corporation, including through settlement mechanics that reduce amounts outstanding under the lending arrangement.

The maximum amount available under the lending arrangement as of June 30, 2026 was $5.0 million. All amounts advanced under the lending arrangement were repaid in full during the six months ended June 30, 2026, and no digital asset loan receivable from a related party was outstanding as of June 30, 2026. No interest income was recognized during the period. Based on management’s evaluation under ASC 810, the Company does not consolidate Berachain Operations Corporation.

Berachain Operations Corporation may use one or more liquidity providers or market participants to source BERA tokens. One such liquidity provider is BSQD Corp., which is wholly owned by Ben Isenberg, the Company’s Chief Investment Officer. The Company’s review and approval process covered the arrangements with Berachain Operations Corporation and the related-party considerations associated with BSQD. The Company continues to monitor BERA acquisition activity, including any involvement of BSQD or other related-party liquidity providers, through its related-party transaction review process and Digital Assets Committee oversight. During the six months ended June 30, 2026, BSQD executed BERA purchases on behalf of Berachain Operations Corporation totaling approximately $7,056,387, for which BSQD received a fee of 0.1% of transaction value. These transactions occurred during the three months ended March 31, 2026; BSQD did not participate in any BERA sourcing transactions with the Company during the three months ended June 30, 2026.

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

The Company accounts for its BERA and BERA-equivalent holdings as digital assets in accordance with ASC 350, Intangibles—Goodwill and Other, as amended by ASU 2023-08, Accounting for and Disclosure of Crypto Assets. The Company has legal ownership and control over these digital assets, which are presented as digital assets in the Condensed Consolidated Balance Sheets. As of June 30, 2026, certain BERA and BERA-equivalent holdings were subject to contractual transfer or sale restrictions under applicable treasury and protocol arrangements. Management considered such restrictions in its liquidity planning and treasury management activities.

Digital assets are initially recorded at cost upon purchase, receipt, or conversion. Transaction costs incurred to acquire digital assets are expensed as incurred unless otherwise required by applicable accounting guidance. Subsequently, BERA and BERA-equivalent holdings are remeasured at fair value as of each reporting date, with changes in fair value recognized in earnings within change in fair value of digital assets in the Condensed Consolidated Statements of Operations.

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

The following table presents the units held, cost basis, and fair value of native BERA and BERA-equivalent tokens (sWBERA, siBERA, and iBERA), as of June 30, 2026 and December 31, 2025, respectively, in thousands except for tokens:

Period	BERA-Equivalent Tokens	Cost Basis (USD)	Fair Value (USD)
June 30, 2026	81,342,311	$70,223	$16,442
December 31, 2025	51,659,913	$58,262	$36,555

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

The following table presents a rollforward of the Company’s digital asset holdings, including BERA tokens and BERA-equivalent sWBERA, iBERA, siBERA, and similar tokens held in Company-controlled wallets, for the six months ended June 30, 2026. Digital assets are measured at fair value with changes recognized in earnings. U.S. dollar-denominated stablecoins that qualify as cash equivalents are excluded from this rollforward. Stablecoin-related protocol instruments that do not qualify as cash equivalents are also excluded from this rollforward.

Digital Assets
Balance as of December 31, 2025	$36,555
Staking revenue	668
Purchases of BERA and BERA-equivalent digital assets	11,293
Change in fair value	(32,011)
Transaction fees, net	(63)
Balance at June 30, 2026	$16,442

Digital Assets
Balance as of December 31, 2024	$—
Digital assets acquired from October 2025 PIPE	59,539
Purchases of BERA and BERA-equivalent digital assets	8,163
Change in fair value	(31,147)
Balance at December 31, 2025	$36,555

As of June 30, 2026, a portion of the Company’s BERA and BERA-equivalent digital asset holdings remained subject to vesting restrictions under Berachain’s token allocation terms. These terms provide for a one-year cliff (which ended in February 2026), resulting in an initial unlock of one-sixth of the allocated tokens, with the remaining five-sixths vesting linearly on a monthly basis over the following 24 months. The restricted balance as of June 30, 2026 reflects the cumulative effect of unlocking that occurred through that date. As of December 31, 2025, the Company did not have any BERA or BERA-equivalent holdings subject to operational transfer restrictions. The table below summarizes the Company’s restricted and unrestricted BERA-equivalent holdings, including units held and fair value, as of each balance sheet date, in thousands except for token units.

	As of June 30, 2026		As of December 31, 2025
	BERA-Equivalent Tokens	USD	BERA-Equivalent Tokens	USD
Restricted Tokens	34,242,942	$6,922	—	$—
Unrestricted Tokens	47,099,369	9,520	51,659,913	36,555
Total intangible digital assets	81,342,311	$16,442	51,659,913	$36,555

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

During the six months ended June 30, 2026, the Company did not issue any warrants. During the three months ended June 30, 2026, warrants to purchase 64,712 shares of Class A common stock were exercised. During the six months ended June 30, 2026, warrants to purchase an aggregate of 90,962 shares of Class A common stock were exercised. Because certain pre-funded warrants were substantially funded at issuance and have a nominal exercise price, exercises of such warrants did not result in material cash proceeds and were reflected as reclassifications within stockholders’ equity.

Warrant activity for the six months ended June 30, 2026 was as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance, December 31, 2025	3,882,755	$0.08
Issued	—	—
Expired or rescinded	(283)	—
Exercised	(90,962)	0.08
Balance, June 30, 2026	3,791,510	$0.08

As of June 30, 2026, outstanding warrants have a weighted average remaining life of 5.16 years.

For the three and six months ended June 30, 2026, the Company recognized approximately $0.2 million and $0.5 million, respectively, of non-cash stock-based compensation expense related to strategic advisory warrants issued to non-employee service providers. These expenses are presented separately as stock-based compensation – strategic advisory warrants in the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2026, approximately $0.2 million of unrecognized compensation expense related to strategic advisory warrants remained, which is expected to be recognized through September 2026.

No warrants were issued during the six months ended June 30, 2026. Accordingly, no grant-date valuation assumptions are presented for the period.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A common stock is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
Numerator:
Net loss	$(24,833)	$(3,215)	$(43,044)	$(7,082)
Less: Net income attributable to non-controlling interests	—	—	149	—
Net loss attributable to Class A common stockholders	$(24,833)	$(3,215)	$(43,193)	$(7,082)
Denominator:
Weighted average shares of Class A common stock outstanding	4,097,688	126,277	4,075,852	63,562
Net loss per share of Class A common stock - basic and diluted	$(6.06)	$(25.46)	$(10.60)	$(111.42)

For the three and six months ended June 30, 2026 and 2025, stock options and warrants to purchase shares of Class A common stock were excluded from the computation of diluted net loss per share because their inclusion would have been anti-dilutive due to the net loss reported for each period.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options to purchase common stock	235,000	1	235,000	1
Warrants to purchase common stock	3,791,510	3,944	3,791,510	3,944

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

In October 2025, the Company included in its proxy statement a proposal to increase the share reserve under the Company’s equity incentive plan to 375,000 shares. The plan includes a 15% evergreen feature. Following the October 2025 private placement and related stockholder approval, the Company filed a registration statement on Form S-8 to register additional shares available for issuance under the plan. As of June 30, 2026, 140,000 shares remained available for future issuance under the 2019 Plan.

Stock Options

Stock option awards are granted with an exercise price equal to the fair market value of the Company’s common stock at the date of grant based on the closing market price of its common stock as reported on Nasdaq. Stock option awards generally include service-based vesting conditions and expire five years after the date of grant.

During the year ended December 31, 2025, the Company granted 375,000 nonqualified stock options with a weighted-average exercise price of $30.72. The grant-date fair value of these awards was determined using the Black-Scholes option pricing model. Key assumptions included a stock price of $27.68, an expected term of four years, expected volatility of 120%, a risk-free rate of 4.2%, and a dividend yield of zero. The expected term was determined based on the contractual term of the awards and expected exercise behavior. No stock options were granted during the six months ended June 30, 2026.

The Company recorded stock-based compensation expense related to stock options of none for each of the three months ended June 30, 2026 and 2025, and approximately $0.5 million and none for the six months ended June 30, 2026 and 2025, respectively. The 2026 expense reflects amortization of the grant-date fair value of stock option awards granted in October 2025 over the applicable service periods, all of which were completed as of March 31, 2026.

The following table summarizes the Company’s stock option activity:

	Stock options outstanding	Weighted average exercise price
Outstanding at December 31, 2025	235,000	$30.72
Granted	—	—
Forfeited	—	—
Outstanding at June 30, 2026	235,000	$30.72

Based on the fair market value of the Company’s common stock at June 30, 2026, the total intrinsic value of outstanding options was zero.

Stock options outstanding, vested and expected to vest and exercisable are as follows:

	As of June 30, 2026
	Number of shares	Remaining contractual life (years)	Weighted-average exercise price
Outstanding, vested and or expected to vest	235,000	4.31	$30.72

As of June 30, 2026, there was no unrecognized compensation expense related to employee stock options outstanding. No stock options were granted or forfeited during the six months ended June 30, 2026.

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

During the six months ended June 30, 2026, the Company recognized approximately $0.1 million of stock-based compensation expense related to RSUs granted in 2025, all of which was recognized during the three months ended March 31, 2026. No RSU expense was recognized for the three months ended June 30, 2026. Additionally, no RSUs were granted or forfeited during the six months ended June 30, 2026.

As of June 30, 2026, there was no unrecognized compensation expense related to unvested RSUs.

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

The Company recognized employee equity-based compensation expense as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2026	2025	2026	2025
Stock options - Class A common stock	$—	$—	$462	$—
Restricted stock units - Class A common stock	—	—	130	—
Total equity-based compensation expense	$—	$—	$592	$—

For the three months ended June 30, 2026, the Company recognized no employee equity-based compensation expense. For the six months ended June 30, 2026, employee equity-based compensation expense consisted of approximately $0.5 million related to stock options and approximately $0.1 million related to RSUs, each related to awards granted during 2025. The remaining grant-date fair value of the Company’s employee stock option and RSU awards was fully recognized as of March 31, 2026. Accordingly, as of June 30, 2026 there was no unrecognized compensation cost related to outstanding employee equity-based awards, and the Company does not expect to recognize additional compensation expense in future periods related to employee stock options and RSUs outstanding as of June 30, 2026, unless additional awards are granted or existing awards are modified.

Stock-based compensation expense related to strategic advisory warrants was approximately $0.2 million and $0.5 million for the three and six months ended June 30, 2026, respectively. Stock-based compensation expense related to strategic advisory warrants is presented separately as stock-based compensation – strategic advisory warrants in the condensed consolidated statements of operations and comprehensive loss and is excluded from the employee equity-based compensation table above.

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

During the three months ended June 30, 2026 and 2025, management assessed the realizability of the Company’s deferred tax assets. Based on this assessment, management concluded that it is not more likely than not that sufficient taxable income will be generated to realize the benefits associated with its deferred tax assets. Accordingly, the Company continues to maintain a full valuation allowance against its deferred tax assets, resulting in a net deferred tax asset balance of $0 as of June 30, 2026 and December 31, 2025.

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

Uncertain Tax Positions

For the three months ended June 30, 2026 and 2025, respectively, the Company did not record any unrecognized tax benefits related to uncertain tax positions. The Company does not expect material interest or penalties related to uncertain tax positions due to its historical losses, significant net operating loss carryforwards and full valuation allowance position. As of the date of issuance of these condensed consolidated financial statements, the Company was not subject to any material income tax examinations.

Tax Receivable Agreement (TRA)

The Company is party to a tax receivable agreement (“TRA”) that provides for the payment to certain former holders of interests in the Operating Company of 85% of certain tax benefits, if any, that the Company actually realizes, or in some circumstances is deemed to realize, as a result of increases in tax basis and certain other tax benefits.

As of June 30, 2026 and December 31, 2025, the Company had recorded no liability under the TRA because, based on management’s valuation allowance assessment, the related tax benefits were not considered realizable and the amount and timing of any future payments were not probable or reasonably estimable.

If realization of the deferred tax assets subject to the TRA becomes more likely than not in a future period, the Company may record a liability related to the TRA, which would be recognized as expense in the condensed consolidated statements of operations and comprehensive loss.

No payments were made under the TRA during the three months ended June 30, 2026.

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

The Wholesale and Distribution Segment consists of the Company’s reduced-scale legacy commerce business, operated through vapor.com as an asset-light drop-ship referral service. The Company does not hold inventory or handle physical goods in this segment; revenue is generated on a referral basis as orders are fulfilled directly by third-party suppliers.

The Digital Asset Segment consists of the Company’s digital asset treasury activities, including the acquisition, holding, staking, validator participation, and strategic deployment of BERA and BERA-equivalent digital assets. Digital asset treasury activities are managed to support the Company’s treasury strategy, liquidity objectives, ecosystem participation, and staking revenue generation.

The CODM assesses performance of the Company’s reportable segments based on net revenue, gross profit (loss), selected operating expenses, and certain asset information. The accounting policies used for segment reporting are consistent with those used in the preparation of the Company’s condensed consolidated financial statements. As the Company continues to develop its digital asset treasury strategy, management may provide additional information to the CODM, including additional treasury, liquidity, fair value, and asset-level metrics, which will be evaluated for inclusion in future segment disclosures.

There was no Digital Asset Segment activity for the three and six months ended June 30, 2025.

The following tables set forth net revenue, cost of sales, and gross profit (loss) by reportable segment for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
in thousands	Wholesale and Distribution	Digital Asset	Total	Wholesale and Distribution	Digital Asset	Total
Net revenue	$82	$—	$82	$788	$—	$788
Cost of sales	50	—	50	786	—	786
Gross profit (loss)	32	—	32	2	—	2

Staking and yield revenue, net	—	309	309	—	—	—

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
in thousands	Wholesale and Distribution	Digital Asset	Total	Wholesale and Distribution	Digital Asset	Total
Net revenue	$109	$—	$109	$2,257	$—	$2,257
Cost of sales	282	—	282	1,534	—	1,534
Gross profit (loss)	(173)	—	(173)	723	—	723

Staking and yield revenue, net	—	729	729	—	—	—

The following tables set forth operating expenses by reportable segment for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
(in thousands)	Wholesale and Distribution	Digital Asset	Total	Wholesale and Distribution	Digital Asset	Total
Operating expenses
Salaries, benefits and payroll taxes	$295	$443	$738	$1,119	$—	$1,119
Stock-based compensation – strategic advisory warrants	—	236	236	—	—	—
General and administrative	1,412	1,113	2,525	1,938	—	1,938
Depreciation and amortization	126	—	126	201	—	201
Total operating expenses	$1,833	$1,792	$3,625	$3,258	$—	$3,258

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
(in thousands)	Wholesale and Distribution	Digital Asset	Total	Wholesale and Distribution	Digital Asset	Total
Operating expenses
Salaries, benefits and payroll taxes	$1,350	$822	$2,172	$2,386	$—	$2,386
Stock-based compensation – strategic advisory warrants	—	476	476	—	—	—
General and administrative	2,770	3,741	6,511	4,762	—	4,762
Depreciation and amortization	253	—	253	307	—	307
Total operating expenses	$4,373	$5,039	$9,412	$7,455	$—	$7,455

Changes in fair value of digital assets are not included in segment gross profit (loss) and are reviewed separately by the CODM as part of treasury strategy, fair value exposure, and capital allocation activities.

The following table sets forth certain asset categories reviewed by the CODM in evaluating the Company’s reportable segments and liquidity profile:

	As of June 30, 2026			As of December 31, 2025
(in thousands)	Wholesale and Distribution	Digital Asset	Total	Wholesale and Distribution	Digital Asset	Total
Cash equivalents, including qualifying stablecoins	$43	$6,022	$6,065	$1,733	$30,780	$32,513
Accounts receivable, net	13	—	13	1,572	—	1,572
Stablecoin-related protocol instruments	—	8,057	8,057	—	—	—
Digital assets – BERA & BERA-equivalents	—	16,442	16,442	—	36,555	36,555

The following table sets forth revenues disaggregated by geography:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net revenue
United States	$82	$788	$109	$2,257
Canada	—	—	—	—
Europe	—	—	—	—
Total net revenue	82	788	109	2,257
Staking and yield revenue, net
United States	309	—	729	—
Canada	—	—	—	—
Europe	—	—	—	—
Total staking and yield revenue, net	309	—	729	—

The following table sets forth our long-lived assets by geographic area, which consist of property and equipment, net, and operating lease right-of-use assets:

	As of
(in thousands)	June 30, 2026	December 31, 2025
United States	$—	$397
Canada	—	—
Europe	—	—
Total long-lived assets	$—	$397

There were no long-lived assets within the Digital Asset Segment as of June 30, 2026 or December 31, 2025. The Company’s digital asset activities are primarily comprised of digital assets, qualifying stablecoins, Stablecoin-related protocol instruments, and related treasury activities, which are presented based on their nature, liquidity profile, and applicable accounting classification.

NOTE 12. SUBSEQUENT EVENTS

As described in Part I, Item 2 of this Quarterly Report on Form 10-Q under the caption Nasdaq Market Value of Listed Securities Requirement, on July 22, 2026 the staff of the SEC, acting pursuant to delegated authority, approved an amendment to the Nasdaq listing standards that would establish a minimum market value of listed securities requirement for continued listing on the Nasdaq Capital Market. Petitions seeking Commission review of the approval order were subsequently filed and, on July 29, 2026, the approval order was stayed pursuant to Rule 431(e) of the SEC’s Rules of Practice pending review by the Commission. This matter had no effect on the condensed consolidated financial statements as of and for the periods presented.

The Company has evaluated other events occurring after June 30, 2026 through the date these condensed consolidated financial statements were issued and, other than as described above and elsewhere in these notes, has determined that there are no additional subsequent events requiring recognition or disclosure in these condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of Greenlane Holdings, Inc. and its consolidated subsidiaries (“Greenlane” and, collectively with the Operating Company and its consolidated subsidiaries, the “Company”, “we”, “us” and “our”) for the quarterly period ended June 30, 2026 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and related notes of Greenlane Holdings, Inc. for the year ended December 31, 2025, which are included in our Annual Report on Form 10-K.

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

As of June 30, 2026, a substantial majority of the Company’s balance sheet consisted of digital assets, cash and cash equivalents (including U.S. dollar-denominated stablecoins that meet the criteria for cash equivalents), and Stablecoin-related protocol instruments. The Company’s financial condition, liquidity profile, and results of operations are therefore significantly influenced by digital asset market conditions, including the fair value of its BERA holdings.

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

The BERA Strategy

The Company has implemented a treasury policy that sets guidelines for digital asset diversification, liquidity, and risk management, and is overseen by the Board’s Digital Assets Committee. The Company’s digital asset treasury strategy, subject to these guidelines, consists of five core components:

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

3. Governance Participation

Through participation in the Berachain ecosystem, the Company earned Berachain Governance Token (“BGT”), a non-transferable governance token, through July 7, 2026. On July 7–8, 2026, subsequent to the balance sheet date, the Berachain network implemented a protocol upgrade that permanently discontinued BGT issuance and transitioned network incentives to a model centered on BERA and staked BERA. As of June 30, 2026, the Company held 198,031 BGT with a fair value of approximately $40 thousand, and is evaluating available redemption or migration mechanisms for this position. The Company did not control protocol governance and could not assure that BGT would confer any anticipated influence or economic benefit.

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

In connection with the October 2025 PIPE transaction, the Company agreed to certain contractual transfer restrictions on a portion of its BERA holdings. As of December 31, 2025, while these contractual provisions were in place, no operational lockup mechanism had been implemented, and the Company retained the ability to utilize such BERA for staking and other activities. An operational lockup mechanism was implemented in mid-February 2026, with restrictions scheduled to expire on April 23, 2026. Management concluded that, as of December 31, 2025, these contractual provisions did not impact the fair value measurement or classification of the Company’s BERA holdings. This operational lockup mechanism, applicable to the Company’s PIPE-related contractual transfer restrictions, expired according to its terms on April 23, 2026, and is separate and distinct from the Berachain protocol-level vesting restrictions described in Note 7, which continued to apply to a portion of the Company’s BERA holdings as of June 30, 2026.

Legacy Distribution Business

The Company’s legacy business operates through vapor.com as an asset-light drop-ship referral service. The Company holds no inventory and does not handle or manufacture physical goods; revenue is earned on a referral basis as orders are fulfilled directly by third-party suppliers.

Revenue from this segment declined significantly during fiscal 2025 and is expected to represent a decreasing proportion of overall Company activity.

This business is currently managed to preserve liquidity and fulfill contractual obligations. The Company does not currently prioritize expansion of this segment.

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

Nasdaq Market Value of Listed Securities Requirement

On July 22, 2026, the staff of the SEC, acting pursuant to delegated authority, approved an amendment to the Nasdaq listing standards (Release No. 34-105971; SR-NASDAQ-2026-004) that would establish a minimum market value of listed securities requirement of $5.0 million for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(6). Petitions seeking review of the approval order by the Commission were subsequently filed and, on July 29, 2026, the approval order was stayed pursuant to Rule 431(e) of the SEC’s Rules of Practice, 17 C.F.R. 201.431(e), pending review by the Commission. As a result, the ultimate effectiveness and timing of the amended rule remain subject to Commission review.

Absent the stay, the Company’s current market value of listed securities would be below the $5.0 million threshold under the amended rule. The amended rule, as approved, does not provide a compliance or cure period, and, if the amended rule takes effect following Commission review and the Company does not then satisfy it, the Company could receive a Staff Delisting Determination following a period of 30 consecutive business days of noncompliance, which would be accompanied by an immediate suspension of trading in the Common Stock; a request for review by a Nasdaq Hearings Panel would not stay the suspension. As of the date of this Quarterly Report, the Company has not received a deficiency notice or Staff Delisting Determination from the Nasdaq staff. The Company is monitoring its market value of listed securities, the status of the Commission’s review, and communications from the Nasdaq staff, and is evaluating alternatives to increase its market value of listed securities. If the Common Stock were delisted from Nasdaq, the Company expects that the Common Stock would be quoted on an over-the-counter market, which would adversely affect the liquidity and market price of the Common Stock, the Company’s ability to issue securities, including under the ATM Offering, and the Company’s ability to access the capital markets.

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

In preparing the financial statements for the quarter ended June 30, 2026, and based on information available through the issuance date of the financial statements, management determined that a loss associated with certain direct purchaser antitrust actions was probable, but concluded that the amount or range of loss could not be reasonably estimated at this time, and accordingly no accrual was recorded. This determination reflects significant judgment, including consideration of the Board's settlement authorization, the assessment of litigation counsel, and other information available to management, and may change as the matter develops.

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

Results of Operations

The following table presents operating results for the three months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30,
			Change
(in thousands)	2026	2025	$	%
Net revenue	$82	$788	$(706)	(89.6)%
Cost of sales	50	786	(736)	(93.6)%
Gross profit (loss)	32	2	30	1,500.0%

Staking and yield revenue, net	309	—	309	100.0%

Operating expenses:
Salaries, benefits and payroll taxes	738	1,119	(381)	(34.0)%
Stock-based compensation – strategic advisory warrants	236	—	236	100.0%
General and administrative	2,525	1,938	587	30.3%
Depreciation and amortization	126	201	(75)	(37.3)%
Total operating expenses	3,625	3,258	367	11.3%
Loss from operations	(3,284)	(3,256)	(28)	0.9%

Other income (expense), net:
Interest income (expense), net	22	—	22	100.0%
Change in fair value of digital assets	(19,142)	—	(19,142)	100.0%
Impairment of investments	(1,769)	—	(1,769)	100.0%
Other income (expense), net	(665)	41	(706)	(1,722.0)%
Total other income (expense), net	(21,554)	41	(21,595)	(52,670.7)%
Loss before income taxes	(24,838)	(3,215)	(21,623)	672.6%
Provision for (benefit from) income taxes	(5)	—	(5)	100.0%
Net loss	(24,833)	(3,215)	(21,618)	672.4%
Less: Net income attributable to non-controlling interest	—	—	—	—%
Net loss attributable to Greenlane Holdings, Inc.	$(24,833)	$(3,215)	$(21,618)	672.4%

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

The following table presents gross margin for Wholesale and Distribution operations for the three months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30,
			Change
(in thousands)	2026	2025	$	%
Net revenue	$82	$788	$(706)	(89.6)%
Cost of sales	50	786	(736)	(93.6)%
Gross profit (loss)	32	2	30	1,500.0%

Staking and yield revenue, net	—	—	—	—%

Digital Asset Operations

Beginning in October 2025, the Company transitioned to a digital asset treasury strategy following a $110.7 million private investment in public equity transaction, which included cash, stablecoins, and BERA, the principal token of the Berachain ecosystem. During the remainder of 2025 and the six months ended June 30, 2026, the Company deployed a portion of its cash and stablecoin balances to acquire additional BERA.

During the fourth quarter of 2025 and into the first and second quarters of 2026, digital asset markets experienced broad-based volatility and price declines. The Company’s BERA holdings were also impacted by market volatility. For the three months ended June 30, 2026, the Company recognized a fair value loss on digital assets of approximately $19.1 million. The Company also recognized approximately $0.3 million of staking and yield revenue during the period.

The following table presents gross margin for Digital Asset operations for the three months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30,
			Change
(in thousands)	2026	2025	$	%
Net revenue	$—	$—	$—	—%
Cost of sales	—	—	—	—%
Gross profit (loss)	—	—	—	—%

Staking and yield revenue, net	309	—	309	100.0%

Net Revenue

For the three months ended June 30, 2026, net revenue was approximately $0.1 million, compared to approximately $0.8 million for the same period in 2025, representing a decrease of approximately $0.7 million, or 89.6%. Net revenue in both periods consisted entirely of net sales from the Wholesale and Distribution Segment. Staking and yield revenue of approximately $0.3 million earned by the Digital Asset Segment is presented separately below gross profit (loss) in the condensed consolidated statements of operations and comprehensive loss and is not included in net revenue. The year-over-year decrease was primarily attributable to the transition of the legacy business to a lower-scale operating model, including lower sales volume and the exit of leased facilities. See “Note 11 — Segment Reporting” for additional information.

Cost of Sales and Gross Margin

For the three months ended June 30, 2026, cost of sales was approximately $0.1 million, compared to approximately $0.8 million for the same period in 2025, representing a decrease of approximately $0.7 million, or 93.6%. Cost of sales for both periods related exclusively to the Wholesale and Distribution Segment and did not include costs associated with staking and yield revenue from the Digital Asset Segment. The decrease was primarily driven by lower legacy wholesale and distribution sales volume and the Company’s transition to a reduced-scale, asset-light operating model.

Gross margin for the Wholesale and Distribution Segment was approximately 39.0% for the three months ended June 30, 2026, compared to approximately 0.3% for the same period in 2025. The Wholesale and Distribution Segment reported net revenue of approximately $82 thousand and cost of sales of approximately $50 thousand for the three months ended June 30, 2026. The Digital Asset Segment reported staking and yield revenue of approximately $0.3 million for the three months ended June 30, 2026, presented below gross profit (loss) and excluded from gross margin. The Digital Asset Segment does not currently have associated cost of revenue. See “Note 11 — Segment Reporting” for additional information.

The gross loss in the Wholesale and Distribution Segment for the six months ended June 30, 2026 was primarily attributable to the liquidation of remaining legacy inventory at discounted prices during the first quarter of 2026, in connection with the Company’s continued transition to an asset-light, drop-ship operating model.

Salaries, Benefits and Payroll Taxes

Salaries, benefits and payroll taxes were approximately $0.7 million for the three months ended June 30, 2026, compared to approximately $1.1 million for the same period in 2025, a decrease of approximately $0.4 million, or 34.0%. The decrease was primarily attributable to lower legacy headcount, partially offset by approximately $0.4 million of personnel costs associated with the newly established Digital Asset Segment, which did not exist in the prior year comparative period.

Stock-based compensation – strategic advisory warrants

Stock-based compensation expense related to strategic advisory warrants was approximately $0.2 million for the three months ended June 30, 2026, compared to $0 for the same period in 2025. The increase was attributable to strategic advisory warrants issued in connection with the Company’s digital asset treasury transition. These awards are accounted for under ASC 718, and the related grant-date fair value is recognized over the applicable service periods. The expense is non-cash in nature and is presented separately within operating expenses.

General and Administrative Expenses

General and administrative expenses were approximately $2.5 million for the three months ended June 30, 2026, compared to approximately $1.9 million for the same period in 2025, an increase of approximately $0.6 million, or 30.3%. The increase was primarily attributable to higher legal, professional and advisory fees, higher bad debt expense, and approximately $1.1 million of costs incurred by the newly established Digital Asset Segment, partially offset by lower rent, insurance and public company costs following the reduction in scale of the legacy operations, and a gain of approximately $69 thousand on the disposal of fixed assets.

Depreciation and Amortization Expense

Depreciation and amortization expense was approximately $0.1 million for the three months ended June 30, 2026, compared to approximately $0.2 million for the same period in 2025, a decrease of approximately $0.1 million or 37.3%. The decrease was primarily attributable to the reduction in fixed assets associated with the reduced-scale legacy operations.

Interest income (expense), net

Interest income, net was approximately $22 thousand for the three months ended June 30, 2026, compared to $0 for the same period in 2025. The improvement was primarily attributable to the repayment of the Company’s outstanding debt in February 2025.

Change in fair value of digital assets

Digital assets consisted primarily of BERA held in the Company’s digital asset treasury. These assets are remeasured to fair value at the end of each reporting period, with changes recognized in earnings. For the three months ended June 30, 2026, the Company recognized a fair value loss of approximately $19.1 million, primarily driven by market fluctuations in BERA. As of June 30, 2026, the fair value of digital assets on the condensed consolidated balance sheet was approximately $16.4 million.

Impairment of investments

Impairment of investments was $1.8 million for the three months ended June 30, 2026, compared to $0 for the same period in 2025. During the three months ended June 30, 2026, the Company identified impairment indicators for its investment in Airgraft Inc. and recorded an impairment charge of approximately $1.8 million to reduce the carrying value of the investment to its estimated fair value. The Company did not identify any impairment or observable price changes requiring adjustment in the three months ended June 30, 2025.

Other Income (Expense), Net

Other income (expense), net was an expense of approximately $0.7 million for the three months ended June 30, 2026, compared to a nominal amount of income for the same period in 2025. The increase in expense was primarily attributable to the settlement and write-off of legacy balances in connection with the reduction in scale of the legacy operations.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

The following table presents operating results for the six months ended June 30, 2026 and 2025, respectively:

	Six Months Ended June 30,
			Change
(in thousands)	2026	2025	$	%
Net revenue	$109	$2,257	$(2,148)	(95.2)%
Cost of sales	282	1,534	(1,252)	(81.6)%
Gross profit (loss)	(173)	723	(896)	(123.9)%

Staking and yield revenue, net	729	—	729	100.0%

Operating expenses:
Salaries, benefits and payroll taxes	2,172	2,386	(214)	(9.0)%
Stock-based compensation – strategic advisory warrants	476	—	476	100.0%
General and administrative	6,511	4,762	1,749	36.7%
Depreciation and amortization	253	307	(54)	(17.6)%
Total operating expenses	9,412	7,455	1,957	26.3%
Loss from operations	(8,856)	(6,732)	(2,124)	31.6%

Other income (expense), net:
Interest income (expense), net	56	(391)	447	(114.3)%
Change in fair value of digital assets	(32,011)	—	(32,011)	100.0%
Impairment of investments	(1,769)	—	(1,769)	100.0%
Other income (expense), net	(469)	41	(510)	(1,243.9)%
Total other income (expense), net	(34,193)	(350)	(33,843)	9,669.4%
Loss before income taxes	(43,049)	(7,082)	(35,967)	507.9%
Provision for (benefit from) income taxes	(5)	—	(5)	100.0%
Net loss	(43,044)	(7,082)	(35,962)	507.8%
Less: Net income attributable to non-controlling interest	149	—	149	100.0%
Net loss attributable to Greenlane Holdings, Inc.	$(43,193)	$(7,082)	$(36,111)	509.9%

Wholesale and Distribution Operations

The Company continued to operate its wholesale and distribution business at a reduced scale during the six months ended June 30, 2026, consistent with its transition to an asset-light, drop-ship model, compared to the same period in 2025.

The following table presents gross margin for Wholesale and Distribution operations for the six months ended June 30, 2026 and 2025, respectively:

	Six Months Ended June 30,
			Change
(in thousands)	2026	2025	$	%
Net revenue	$109	$2,257	$(2,148)	(95.2)%
Cost of sales	282	1,534	(1,252)	(81.6)%
Gross profit (loss)	(173)	723	(896)	(123.9)%

Staking and yield revenue, net	—	—	—	—%

Digital Asset Operations

During the six months ended June 30, 2026, the Company deployed approximately $11.3 million in cash and stablecoin balances to acquire additional BERA as part of its digital asset treasury strategy. During the first half of 2026, digital asset markets continued to experience broad-based volatility and price declines. For the six months ended June 30, 2026, the Company recognized a fair value loss on digital assets of approximately $32.0 million and recognized approximately $0.7 million of staking and yield revenue.

The following table presents gross margin for Digital Asset operations for the six months ended June 30, 2026 and 2025, respectively:

	Six Months Ended June 30,
			Change
(in thousands)	2026	2025	$	%
Net revenue	$—	$—	$—	—%
Cost of sales	—	—	—	—%
Gross profit (loss)	—	—	—	—%

Staking and yield revenue, net	729	—	729	100.0%

Net Revenue

For the six months ended June 30, 2026, net revenue was approximately $0.1 million, compared to approximately $2.3 million for the same period in 2025, representing a decrease of approximately $2.1 million, or 95.2%. Net revenue in both periods consisted entirely of net sales from the Wholesale and Distribution Segment. Staking and yield revenue of approximately $0.7 million earned by the Digital Asset Segment is presented separately below gross profit (loss) in the condensed consolidated statements of operations and comprehensive loss and is not included in net revenue. See “Note 11 — Segment Reporting” for additional information.

Cost of Sales and Gross Margin

For the six months ended June 30, 2026, cost of sales was approximately $0.3 million, compared to approximately $1.5 million for the same period in 2025, representing a decrease of approximately $1.3 million, or 81.6%. Cost of sales for both periods related exclusively to the Wholesale and Distribution Segment and did not include costs associated with staking and yield revenue from the Digital Asset Segment.

The Wholesale and Distribution Segment generated a negative gross margin of approximately 158.7% for the six months ended June 30, 2026, compared to a positive gross margin of approximately 32.0% for the same period in 2025. The Wholesale and Distribution Segment reported net revenue of approximately $0.1 million and cost of sales of approximately $0.3 million for the six months ended June 30, 2026, compared to net revenue of approximately $2.3 million and cost of sales of approximately $1.5 million for the same period in 2025. The Digital Asset Segment reported staking and yield revenue of approximately $0.7 million for the six months ended June 30, 2026, presented below gross profit (loss) and excluded from gross margin. See “Note 11 — Segment Reporting” for additional information.

Salaries, Benefits and Payroll Taxes

Salaries, benefits and payroll taxes were approximately $2.2 million for the six months ended June 30, 2026, compared to approximately $2.4 million for the same period in 2025, a decrease of approximately $0.2 million, or 9.0%. The decrease was primarily attributable to lower legacy headcount, partially offset by approximately $0.8 million of personnel costs associated with the newly established Digital Asset Segment, which did not exist in the prior year comparative period.

Stock-based compensation – strategic advisory warrants

Stock-based compensation expense related to strategic advisory warrants was approximately $0.5 million for the six months ended June 30, 2026, compared to $0 for the same period in 2025. These awards are accounted for under ASC 718, and the related grant-date fair value is recognized over the applicable service periods. The expense is non-cash in nature and is presented separately within operating expenses.

General and Administrative Expenses

General and administrative expenses were approximately $6.5 million for the six months ended June 30, 2026, compared to approximately $4.8 million for the same period in 2025, an increase of approximately $1.8 million, or 36.7%. The increase was primarily attributable to approximately $3.7 million of costs incurred by the newly established Digital Asset Segment and approximately $1.8 million of higher legal, professional and advisory fees, together with higher bad debt expense and a loss on lease termination recognized in the first quarter of 2026. These increases were partially offset by lower rent expense following the wind-down of legacy facilities, lower public company costs, a gain on the disposal of fixed assets, and the non-recurrence of restructuring costs incurred in the prior-year period.

Depreciation and Amortization Expense

Depreciation and amortization expense was approximately $0.3 million for the six months ended June 30, 2026, compared to approximately $0.3 million for the same period in 2025, a decrease of approximately $54 thousand or 17.6%. The decrease was primarily attributable to the reduction in fixed assets associated with the reduced-scale legacy operations.

Interest income (expense), net

Interest income, net was approximately $0.1 million for the six months ended June 30, 2026, compared to interest expense, net of approximately $0.4 million for the same period in 2025. The improvement was primarily attributable to the repayment of the Company’s outstanding debt in February 2025.

Change in fair value of digital assets

For the six months ended June 30, 2026, the Company recognized a fair value loss on digital assets of approximately $32.0 million, primarily driven by market fluctuations in BERA. As of June 30, 2026, the fair value of digital assets on the condensed consolidated balance sheet was approximately $16.4 million.

Impairment of investments

Impairment of investments was $1.8 million for the six months ended June 30, 2026, compared to $0 for the same period in 2025. The entire charge was recorded during the three months ended June 30, 2026, when the Company identified impairment indicators for its investment in Airgraft Inc. and recorded an impairment charge of approximately $1.8 million to reduce the carrying value of the investment to its estimated fair value. The Company did not identify any impairment or observable price changes requiring adjustment in the six months ended June 30, 2025.

Other Income (Expense), Net

Other income (expense), net was an expense of approximately $0.5 million for the six months ended June 30, 2026, compared to a nominal amount of income for the same period in 2025. The increase in expense was primarily attributable to the settlement and write-off of legacy balances in connection with the reduction in scale of the legacy operations.

Liquidity and Capital Resources

As of June 30, 2026, the Company had approximately $6.1 million of cash and cash equivalents, $8.1 million in stablecoin-related protocol instruments, $16.4 million in digital asset holdings, and working capital of approximately $8.9 million, compared to $32.5 million of cash and cash equivalents and working capital of approximately $28.9 million as of December 31, 2025. The decrease in working capital was primarily attributable to cash used in operations and purchases of digital assets during the six months ended June 30, 2026.

The Company’s primary sources of liquidity to meet near-term operating needs are cash and cash equivalents, including qualifying U.S. dollar-denominated stablecoins, and proceeds from equity issuances. Stablecoin-related instruments that do not qualify as cash equivalents are excluded from cash and cash equivalents and presented separately, based on their nature and risk profile. These instruments are, in composition, substantially comprised of U.S. dollar-denominated stablecoins deployed into yield-generating protocol positions rather than held as spot stablecoins, and are subject to smart contract, protocol liquidity, and governance risk not present in directly-held stablecoins. While not classified as cash equivalents, management evaluates the Company’s overall liquidity position inclusive of this balance, together with cash and cash equivalents.

Digital assets are subject to price volatility and market liquidity constraints, which may impact the Company’s ability to convert such assets into cash at expected values or within desired timeframes.

The Company had no outstanding debt as of June 30, 2026. The Company may opportunistically access capital markets, including through its at-the-market offering program, but management does not believe the Company is dependent on additional financing to meet its near-term obligations.

The Company’s contractual obligations are primarily limited to short-term vendor arrangements and are not material individually or in the aggregate. The Company’s liquidity may be impacted by fluctuations in digital asset prices, timing of capital deployment, and other risks described in “Risk Factors.”

On January 7, 2026, the Company entered into a Sales Agreement with Yorkville Securities, LLC pursuant to which the Company may, from time to time, offer and sell shares of its Class A common stock through or to Yorkville, acting as sales agent or principal. On January 7, 2026, the Company filed a prospectus supplement in connection with the ATM Offering for up to $5,355,687 of shares of Class A common stock. As of the date of this Quarterly Report, the Company has not made any sales under the ATM Offering.

During the six months ended June 30, 2026, the Company continued executing its digital asset treasury strategy, including token purchase and lending arrangements with Berachain Operations Corporation to facilitate BERA acquisition activity. The Company’s maximum amount available under the lending arrangement as of June 30, 2026 was $5.0 million. The Company monitors these arrangements through its digital asset governance framework, including Digital Assets Committee oversight and related-party review procedures.

Liquidity Outlook and Going Concern

Management has evaluated the Company’s ability to continue as a going concern in accordance with ASC 205-40. Based on the Company’s current cash and cash equivalents, together with its stablecoin-related protocol instruments and expected operating cash requirements for the twelve months following the date of issuance of these condensed consolidated financial statements, management believes that these resources are sufficient to fund the Company’s estimated operating cash requirements for that period without reliance on the Company’s digital asset holdings. Accordingly, management believes that there is no substantial doubt about the Company’s ability to continue as a going concern for at least twelve months from the date of issuance of these condensed consolidated financial statements.

On April 7, 2026, the board of directors of the Company authorized the repurchase by the Company of up to $2 million of the Company’s outstanding shares of Class A common stock (the “Repurchase Plan”). The Company may buy back its shares of Class A common stock from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, pursuant to Rule 10b-18 of the Exchange Act, and federal and state laws governing such transactions, through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, or one or more trading plans adopted in accordance with Rule 10b5-1 of the SEC or by any combination of such methods. The Repurchase Plan does not oblige the Company to acquire any specific number of shares or any shares at all, and may be modified, discontinued, or suspended at any time. As of the date hereof, the Company has not made any repurchases under the Repurchase Plan.

The Company’s near-term focus is maintaining liquidity, executing its digital asset treasury strategy, and aligning operating costs against its current business model. The Company may seek additional capital opportunistically depending on market conditions and strategic priorities.

As of June 30, 2026, the Company did not have any off-balance sheet arrangements that are reasonably likely to have a material effect on its financial condition, results of operations, or liquidity.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(7,098)	$(7,895)
Net cash used in investing activities	(19,350)	(68)
Net cash provided by financing activities	—	12,788

Net Cash (Used in) Provided by Operating Activities

During the six months ended June 30, 2026, net cash used in operating activities was approximately $7.1 million. Operating cash use was primarily driven by the Company’s net loss of $43.0 million, adjusted for non-cash items, including the $32.0 million fair value loss on digital assets, the $1.8 million impairment of investments, stock-based compensation, depreciation and amortization, and changes in working capital.

During the six months ended June 30, 2025, net cash used in operating activities was approximately $7.9 million, primarily driven by the Company’s net loss of $7.1 million, adjusted for non-cash items and changes in working capital.

Net Cash Used in Investing Activities

During the six months ended June 30, 2026, net cash used in investing activities was approximately $19.4 million, primarily related to purchases of digital assets and Stablecoin-related protocol instruments as part of the Company’s digital asset treasury strategy.

During the six months ended June 30, 2025, net cash used in investing activities was approximately $0.1 million, primarily related to capital expenditures.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2026, there was no cash provided by or used in financing activities.

During the six months ended June 30, 2025, net cash provided by financing activities was approximately $12.8 million, primarily consisting of approximately $20.7 million in proceeds from the February 2025 private placement, partially offset by approximately $8.0 million in debt repayments.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described in Item 9A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2025, which have not yet been remediated as of June 30, 2026.

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

During the quarter ended June 30, 2026, management continued executing its remediation plan and made further progress. Management has substantially completed the design and implementation of certain remediation measures related to digital asset treasury operations and to core control activities — including standardized account reconciliations, journal entry review, and reduced reliance on manual spreadsheets. Testing of the operating effectiveness of these measures continues. Remediation efforts related to information technology general controls, the broader control environment, and monitoring activities remain in progress and are targeted for substantial completion in the third quarter of 2026.

During the quarter, management designed and prepared to implement a new enterprise resource planning (“ERP”) system to replace legacy reporting infrastructure, which went live on July 1, 2026, subsequent to the balance sheet date. The condensed consolidated financial statements as of and for the three and six months ended June 30, 2026 were prepared using the Company’s legacy systems and processes; no transactions or balances reflected in these financial statements were processed through the new ERP system. In connection with the go-live, management designed enhanced role-based access controls, segregation of duties, user provisioning and de-provisioning procedures, formalized controls over system changes and user access management, multi-factor authentication, and periodic user access review procedures over critical financial applications. These controls began operating on and after July 1, 2026, and management expects them to strengthen the Company’s information technology general controls and address previously identified material weaknesses related to system access and technology controls. Because these controls have only recently gone into operation, management has not yet evaluated their operating effectiveness and does not expect to be able to do so until they have operated for a sufficient period of time, which is expected to occur in a future reporting period.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2026, management designed changes to internal control over financial reporting in connection with the planned go-live of its new ERP system and the Company’s digital asset treasury control environment, including enhancements to user access controls, digital asset valuation methodologies, wallet completeness validation, and treasury reporting processes. The ERP system itself went live on July 1, 2026, subsequent to the quarter covered by this report, and the related control changes accordingly began operating in the third quarter of 2026.

Except for the design and preparatory work described above, there were no changes to our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, see Note 5 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 31, 2026.

If an amendment to the Nasdaq continued listing standards approved pursuant to delegated authority takes effect following Commission review, our Class A common stock could be subject to delisting without a compliance or cure period, accompanied by an immediate suspension of trading.

On July 22, 2026, the staff of the SEC, acting pursuant to delegated authority, approved an amendment to the Nasdaq listing standards that would establish a minimum market value of listed securities requirement of $5.0 million for continued listing on the Nasdaq Capital Market. Petitions seeking review of the approval order by the Commission were subsequently filed and, on July 29, 2026, the approval order was stayed pursuant to Rule 431(e) of the SEC’s Rules of Practice pending review by the Commission. Absent the stay, our current market value of listed securities would be below the $5.0 million threshold under the amended rule, and we have not received a deficiency notice or Staff Delisting Determination as of the date of this Quarterly Report. The amended rule, as approved, does not provide a compliance or cure period. If the amended rule takes effect following Commission review and we do not then satisfy it, we could receive a Staff Delisting Determination following a period of 30 consecutive business days of noncompliance, which would be accompanied by an immediate suspension of trading in our Class A common stock, and a request for review by a Nasdaq Hearings Panel would not stay the suspension. Delisting would materially and adversely affect the liquidity and market price of our Class A common stock, our ability to issue securities, including under the ATM Offering, our ability to access the capital markets, and our visibility with investors, and could impair our ability to execute our digital asset treasury strategy.

Adverse outcomes in pending legal proceedings, including matters for which we have not recorded an accrual, could materially and adversely affect our liquidity and financial condition.

We are subject to various legal proceedings and claims arising in the ordinary course of business and otherwise, including the matters described in Note 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report. For certain of these matters, including the direct purchaser antitrust actions related to CCELL products, we have concluded that a loss is probable but are currently unable to reasonably estimate the amount or range of any such loss, and accordingly have not recorded an accrual with respect to these matters. If any of these matters is ultimately resolved against us for amounts that are material, whether through settlement, judgment, or otherwise, we may be required to make unbudgeted cash payments or incur other costs that could materially and adversely affect our liquidity, financial condition, and results of operations. Our assessment of these matters, including the probability and estimability of any loss, may change as these matters develop, and any resulting accrual or payment obligation could arise or become determinable with limited advance notice.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2026, the Company issued an aggregate of 64,712 shares of Class A common stock upon the exercise of previously issued warrants, consisting of 33,085 shares issued upon the cashless exercise of pre-funded warrants and 31,627 shares issued upon the exercise of strategic advisory warrants. The 33,085 shares issued upon cashless exercise of the pre-funded warrants were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”), and no commission or other remuneration was paid or given for soliciting the exercises. The 31,627 shares issued upon exercise of the strategic advisory warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Greenlane Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to Greenlane’s Quarterly Report on Form 10-Q, filed November 15, 2021).
3.2	Second Amended and Restated By-Laws of Greenlane Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to Greenlane’s Current Report on Form 8-K, filed April 25, 2019).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Greenlane Holdings, Inc., effective August 9, 2022 (Incorporated by reference to Exhibit 3.1 to Greenlane’s Current Report on Form 8-K, filed on August 4, 2022).
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Greenlane Holdings, Inc., dated April 17, 2025 (Incorporated by reference to Exhibit 3.1 to Greenlane’s Current Report on Form 8-K, filed on April 17, 2025).
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Greenlane Holdings, Inc., dated June 26, 2025 (Incorporated by reference to Exhibit 3.5 to Greenlane’s Annual Report on Form 10-K, filed March 31, 2026)
3.6	Amendment to the Second Amended and Restated Bylaws of Greenlane Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to Greenlane’s Current Report on Form 8-K, filed on April 12, 2023).
3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Greenlane Holdings, Inc., dated April 2, 2026 (Incorporated by reference to Exhibit 3.1 to Greenlane’s Current Report on Form 8-K, filed on April 6, 2026).
21.1**	List of subsidiaries of Greenlane Holdings, Inc.
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders’ Equity, and (iv) Condensed Consolidated Statements of Cash Flows. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104**	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL.

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

GREENLANE HOLDINGS, INC.

Date: August 14, 2026	By:	/s/ Jason Hitchcock
Jason Hitchcock
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Vanessa Guzmán-Clark
Vanessa Guzmán-Clark
Chief Financial Officer
(Principal Financial Officer)

